Form 10-K
period 2005-06-30
Wauwatosa Holdings, Inc.
filed 2005-09-27
CIK 1329517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 — K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
Commission file number: 000-51507
WAUWATOSA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-0691250

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11200 W Plank Ct, Wauwatosa, WI	53226

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (414) 761-1000
Securities registered pursuant to Section 12(b) of the Act:

NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value
(Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Exchange Act).
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).
Yes ☐ No ☑
As of the date of filing this report, the registrant has not been formed and none of its common stock has been issued or is outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Portions of Document are Incorporated

NONE

WAUWATOSA HOLDINGS, INC.
FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED JUNE 30, 2005

Part 1
     Wauwatosa Holdings, Inc. and its subsidiaries, including Wauwatosa Savings Bank, are referred to herein as the “Company”, “Wauwatosa Holdings”, or “we”.
Item 1. Business
BUSINESS OF WAUWATOSA HOLDINGS, INC.
     Wauwatosa Holdings will be formed as part of the reorganization into mutual holding company form of Wauwatosa Savings Bank. As part of the reorganization, Wauwatosa Holdings will be formed as a mid-tier stock holding company and Lamplighter Financial, MHC will be formed as a mutual holding company. In connection with the reorganization, Wauwatosa Holdings will sell approximately 30% of its stock in a subscription offering, contribute approximately 1.65% of its common stock to a charitable foundation, and issue the remaining approximately 68.35% to Lamplighter Financial, MHC. As part of the reorganization, Wauwatosa Savings Bank will convert from a mutual to a stock savings bank. At the conclusion of the reorganization, Wauwatosa Holdings will own all of the stock of Wauwatosa Savings and, in turn, will be partially owned by Lamplighter Financial, MHC. We expect the reorganization to be completed in later September or early October 2005. In this report, we refer to Wauwatosa Savings Bank, both before and after the reorganization, as “Wauwatosa Savings” or the “Bank.”
     As such, Wauwatosa Holdings has not engaged in any business. Upon completion of the reorganization and stock offering, Wauwatosa Holdings will own all of the issued and outstanding common stock of Wauwatosa Savings. Wauwatosa Holdings expects to retain 50% of the net proceeds from the stock offering. A portion of the net proceeds Wauwatosa Holdings retains will be used to make a loan to fund the purchase of shares of common stock by Wauwatosa Savings’ employee stock ownership plan.
     In the future, Wauwatosa Holdings, as the holding company of Wauwatosa Savings, will be authorized to pursue other business activities permitted by applicable laws and regulations for bank holding companies, which may include the acquisition of banking and financial services companies. We have no plans for any mergers or acquisitions, or other diversification of the activities of Wauwatosa Holdings at the present time.
     Our cash flow will depend on earnings from the investment of the net proceeds we retain and any dividends received from Wauwatosa Savings. Wauwatosa Holdings neither owns nor leases any property, but instead uses the premises, equipment and furniture of Wauwatosa Savings. Upon organization, Wauwatosa Holdings will employ as officers only certain persons who are also officers of Wauwatosa Savings. However, Wauwatosa Holdings will use the support staff of Wauwatosa Savings from time to time. These persons will not be separately compensated by Wauwatosa Holdings. Wauwatosa Holdings may hire additional employees, as appropriate, to the extent it expands its business in the future.

Cautionary Factors
     This Form 10-K contains or incorporates by reference various forward-looking statements concerning the Bank’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “objective” and similar expressions and verbs in the future tense, are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Bank’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	legislative or regulatory changes that adversely affect our business;

•	changes in our organization, compensation and benefit plans;

•	our ability to enter new markets successfully and take advantage of growth opportunities;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	significantly increased competition among depository and other financial institutions;

•	adverse changes in the securities markets;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and

•	changes in consumer spending, borrowing and savings habits.
          See also the factors regarding future operations discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, particularly those under the caption “Risk Factors.”
BUSINESS OF WAUWATOSA SAVINGS BANK
General
     Our principal business consists of attracting deposits from the general public in the areas surrounding our main office location in Wauwatosa, Wisconsin, a suburb of Milwaukee, and our five other banking offices and our 7 automated teller machines (“ATM”), including stand-alone ATM facilities, located in Milwaukee and Waukesha Counties, Wisconsin.
     We invest those deposits, together with funds generated from operations, primarily in residential real estate mortgage loans. At June 30, 2005, residential real estate mortgage loans comprised 89.4% of our total loans receivable. On that same date, our residential real estate mortgage loan portfolio was comprised of loans secured by single family homes (39.5%), two-to four-family homes (23.1%), and over four-family buildings (37.4%). The remainder of Wauwatosa Savings loans receivable consist of construction mortgages, commercial mortgages and mortgages on land. For strategic reasons, we may periodically sell over four-family residential mortgage loans with servicing rights retained. We currently have no reason to believe our historic practices will change in the near future.
     Our revenues are derived principally from interest on loans and securities. Our primary sources of funds are deposits and principal and interest payments on loans and securities. We also periodically borrow from the Federal Home Loan Bank of Chicago.
Business Strategy
     Our business strategy is to operate a well-capitalized and profitable community bank dedicated to providing quality customer service. Our principal business activity has historically been the origination of one- to four-family residential mortgage loans. More recently, we have increased our efforts to originate loans secured by commercial real estate, including over four-family properties. There can be no assurances that we will successfully implement our business strategy.
     Highlights of our business strategy are as follows:
•	Remaining a Community-Oriented Institution. We were established in Wauwatosa, Wisconsin, a suburb of Milwaukee, in 1921, and have been operating continuously since that time. We have been, and continue to be, committed to meeting the financial needs of the communities we serve, and we are dedicated to providing quality personal service to our customers. Our focus will be to retain our essentially mutual charter and reinvest the proceeds of the offering consistent with our historical, community-oriented focus.

•	Continuing Emphasis on Residential Real Estate Lending. We intend to continue our emphasis on the origination of residential real estate loans, especially over four-family loans. Current loans-to-one borrower limitations cap the amount of credit that we can extend to affiliated investors/developers at 15% of Wauwatosa Savings’ capital. The additional capital raised in the offering will increase our commercial real estate lending capacity by enabling us to originate more loans and loans with larger balances. This will permit us to serve over four-family borrowers with larger lending needs and to originate larger commercial real estate loans than we have in the past. In addition, we intend to expand the owner-occupied residential mortgage product offering by developing a long-term, fixed-rate loan and an indexed, adjustable mortgage loan product. Expansion within Our Market Area. Wauwatosa Savings’ growth in recent years has been achieved through the origination of real estate mortgages funded primarily by fixed-term deposits. We currently operate six banking offices, one of which is a supermarket branch open seven days a week. In 2003 and 2004, we opened two new full service branches in Waukesha County, Wisconsin, one in the city of Oconomowoc and the other in the city of Pewaukee. We plan to expand our branch network in the next few years by adding one to two branches each year within our existing market area

•	defined as Milwaukee and Waukesha counties and each of the other six contiguous counties. The additional capital raised in the offering will provide support for this growth.

•	Maintaining High Asset Quality. We have emphasized maintaining strong asset quality by following conservative underwriting criteria, and by exclusively originating loans secured by real estate in relatively favorable economic and real estate market conditions. Through strategies which focus on borrower workout arrangements, Wauwatosa Savings has been proactive in managing non-performing assets such that realized losses are minimized.
Competition
     We face competition within our market area both in making real estate loans and attracting deposits. Milwaukee and Waukesha Counties have a high concentration of financial institutions including large commercial banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as commercial deposits, consumer loans, commercial and industrial loans, investment products, insurance, trust services and private banking. As of June 30, 2004, based on the FDIC’s annual Summary of Deposits Report, our market share of deposits represented 3.2% of deposits in Milwaukee County, the 5th largest market share in that county, and 2.2% of deposits in Waukesha County, the 12th largest market share there.
     Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from money market funds, brokerage firms, and mutual funds. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.
Market Area
     We operate primarily in the Milwaukee suburban market area, which has a stable population and household base. All of our offices are located in Milwaukee and Waukesha Counties, Wisconsin, which are both part of the Milwaukee metropolitan area. According to a recent census report, during the past three years, the population of Milwaukee County decreased by 0.1% and the population of Waukesha County increased by 1.0%, while the population of the United States increased by 1.0%. During that period, the number of households in Milwaukee and Waukesha Counties and in the United States increased 0.0%, 1.4% and 1.0%, respectively. In 2004, per capita income for Milwaukee and Waukesha Counties was $21,943 and $33,064, and the median household income was $41,373 and $69,404, respectively. This compares to per capita income for the State of Wisconsin and the United States of $23,962 and $24,902, respectively, and median household income of $48,283 and $46,475, respectively.
     Our market area is located in southeastern Wisconsin including the entire Milwaukee metropolitan area. Wauwatosa borders the west side of the City of Milwaukee, in Milwaukee County. We have two full-service offices in Milwaukee County and three full-service offices in Waukesha County, which is immediately west of Milwaukee County. Milwaukee and Waukesha

Counties have a mix of industry groups and employment sectors, including services, manufacturing and wholesale/retail trade as the basis of the local economy. These three sectors comprise approximately 70.7% of the employment base in Milwaukee County and approximately 71.2% of the employment base in Waukesha County. Waukesha County’s unemployment rate for January 2005 of 4.0% was lower than the comparable Wisconsin unemployment rate of 4.8% and lower than the national unemployment rate of 5.7%. Milwaukee County’s unemployment rate alone for the same period of 2005 was 5.8%, higher than both the Wisconsin unemployment rate and the national unemployment rate. Consistent with the national and Wisconsin unemployment trends, Milwaukee and Waukesha Counties’ January 2005 unemployment rates were lower compared to the January 2004 unemployment rates of 6.6% and 4.6%, respectively.
     Our primary market area for deposits includes the communities in which we maintain our banking office locations. Our primary lending area is broader than our primary deposit market area and includes all of Milwaukee and Waukesha Counties, and parts of the adjacent Ozaukee, Washington, Jefferson, Walworth, and Racine Counties.
Lending Activities
     Historically, our principal lending activity has been the origination of mortgage loans for the purchase or refinancing of residential real estate. Generally, we retain all loans that we originate. However, we periodically sell participations in large loans when borrower relationships begin to approach the maximum loans to one-borrower limit. When we sell loans, we retain the servicing rights for such loans. Single family residential real estate loans represented $430.3 million, or 33.1%, of our loan portfolio at June 30, 2005. Two- to four-family residential real estate mortgage loans represented $251.3 million, or 19.3%, of our loan portfolio at June 30, 2005. Over four-family residential real estate mortgage loans represented $407.6 million, or 31.4%, of our loan portfolio at June 30, 2005. We also offer construction loans, commercial real estate loans, and land loans. At June 30, 2005, construction loans and commercial real estate loans totaled $149.5 million and $36.6 million, or 11.5% and 2.8%, respectively, of our total loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in dollar amounts and in percentage of the total portfolio at the dates indicated.

	At June 30,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in thousands)
Real estate loans:
Residential (1)

Single family	$430,333	33.11%	$391,864	34.60%	$357,212	36.63%	$371,754	40.21%	$394,118	42.70%
Two- to four-family	251,268	19.33	224,765	19.85	203,655	20.88	185,218	20.04	170,079	18.42
Over four-family	407,601	31.36	340,753	30.09	287,589	29.49	262,310	28.38	261,394	28.32
Construction	149,540	11.50	110,495	9.76	75,535	7.74	66,918	7.24	58,100	6.29
Commercial	36,586	2.81	46,138	4.07	43,895	4.50	28,552	3.09	30,381	3.29
Land	24,282	1.87	18,307	1.62	7,195	0.74	9,434	1.02	8,904	0.96
Other loans	202	.02	186	0.01	214	0.02	214	0.02	167	0.02

Total loans	1,299,812	100.00%	1,132,507	100.00%	975,295	100.00%	924,400	100.00%	923,143	100.00%

Undisbursed loan proceeds	(77,484)		(61,904)		(29,173)		(23,947)		(33,956)
Net deferred loan fees and premiums	(4,161)		(3,631)		(3,099)		(2,576)		(2,641)

Allowance for loan losses	(4,606)		(3,378)		(2,970)		(2,479)		(1,973)

Loans, net	$1,213,561		$1,063,594		$940,053		$895,398		$884,573

(1)	Residential mortgage loans include home equity loans and home equity lines of credit.

Loan Portfolio Maturities and Yields. The following table summarizes the final maturities of our loan portfolio at June 30, 2005. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based upon the final contractual payment dates and do not reflect the impact of prepayments and scheduled monthly payments that will occur.

	Residential (1)
			Two- to		Over
	Single Family		four-family		four-family		Construction		Commercial		Land
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
Maturity Date	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
July 1, 2005 – June 30, 2006	$3,594	9.37%	$20,324	6.64%	$23,050	6.39%	$81,033	5.94%	$2,181	7.46%	$3,149	6.36%
July 1, 2006 – June 30, 2007	16,420	6.16	46,471	6.09	59,799	5.94	3,084	6.21	2,441	5.92	5,590	6.19
July 1, 2007 – June 30, 2008	27,004	6.46	62,819	6.46	89,627	6.07	12,465	6.22	6,080	6.10	3,749	6.28
July 1, 2008 – June 30, 2009	3,325	6.25	7,534	6.32	14,794	6.01	7,793	5.99	2,602	6.01	207	6.00
July 1, 2009 – June 30, 2010	1,336	6.07	2,615	6.27	7,355	6.01	—	—	1,182	5.52	—	—
July 1, 2010 and thereafter	378,654	5.78	111,505	6.00	212,976	5.85	45,165	5.74	22,100	5.97	11,587	5.84

Total	$430,333	5.87%	$251,268	6.19%	$407,601	5.95%	$149,540	5.91%	$36,586	6.07%	$24,282	6.06%

	Other		Total Loans
				Weighted Average
Maturity Date	Amount	Weighted Average Rate	Amount	Rate
		(Dollars in Thousands)
July 1, 2005 – June 30, 2006	$202	0.00%	$133,533	6.24%
July 1, 2006 – June 30, 2007	—	—	133,805	6.03
July 1, 2007 – June 30, 2008	—	—	201,744	6.26
July 1, 2008 – June 30, 2009	—	—	36,255	6.09
July 1, 2009 – June 30, 2010	—	—	12,488	6.02
July 1, 2010 and thereafter	—	—	781,987	5.83

Total	$202	0.00%	$1,299,812	5.97%

(1) Residential mortgage loans include home equity loans and home equity lines of credit.

     The following table sets forth the scheduled repayments of fixed and adjustable rate loans at June 30, 2005 that are contractually due after June 30, 2006.

	Due After June 30, 2006
	Fixed	Variable	Total
	(In Thousands)
Real estate loans:
Residential(1)
Single family	$50,000	$376,739	$426,739
Two- to four-family	117,832	113,112	230,944
Over four-family	180,016	204,535	384,551
Construction	25,893	42,614	68,507
Commercial	11,183	23,222	34,405
Land	7,568	13,565	21,133
Other	—	—	—

Total loans	$392,492	$773,787	$1,166,279

(1) Residential mortgage loans include home equity loans and home equity lines of credit.

     One- to Four-Family Residential Mortgage Loans. Wauwatosa Savings’ primary lending activity consists of the origination of residential mortgage loans that are primarily secured by properties located in Milwaukee and Waukesha Counties. We currently offer only variable-rate mortgage loans for one- to four-family properties, with an interest rate which can be adjusted at our discretion semi-annually after either a three- or five-year initial fixed rate period. This loan product, commonly known as a Wisconsin escalator, does not conform to secondary market standards and therefore can not be sold as such. While this product is adjustable at the discretion of Wauwatosa Savings, management believes that increasing the rate, even in a sharply rising interest rate environment, would significantly undermine the marketability of the product. As such, Wauwatosa Savings has not increased the interest rates on existing owner-occupied mortgage loans since 1981. Conversely, Wauwatosa Savings does have a history of reducing rates on a portfolio-wide basis for all variable-rate loans when market conditions so warrant. Unlike with respect to the owner-occupied portfolio, rates are raised on non-owner-occupied mortgage loans from time to time as the market interest rates rise. At June 30, 2005, the majority of loans receivable, 65.5%, were non-owner-occupied mortgage loans and 34.5% of loans receivable were owner-occupied mortgage loans.
     We originated $139.9 million and $96.6 million of single family and two- to four-family residential loans, respectively, during the year ended June 30, 2005. Our variable-rate mortgage loans generally provide for maximum rate adjustments of 100 basis points per adjustment, with a lifetime maximum adjustment up to 3%, regardless of the initial rate. Our variable-rate mortgage loans typically amortize over terms of up to 30 years.
     Variable rate mortgage loans can decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. This risk of borrower default due to higher payments is mitigated as related to the Wauwatosa Savings owner-occupied portfolio due to our history of not raising rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of variable rate mortgage loans to decrease the risk associated with changes in interest rates may be limited during periods of rapidly rising interest rates.
     All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. We also require homeowner’s insurance and where circumstances warrant, flood insurance on properties securing real estate loans. At June 30, 2005, our largest single family owner-occupied residential mortgage loan had a principal balance of $1.8 million and our largest single family non-owner-occupied residential real estate loan had a principal balance of $1.1 million. Both loans were performing in accordance with repayment terms. The average single family mortgage loan balance was $102,000 on June 30, 2005. This compares with an average balance of $116,000 for two- to four-family mortgage loans on June 30, 2005.
     Wauwatosa Savings offers employees special terms applicable to home mortgage loans granted on their principal residence. The employee rate and terms are available only to full-time,

permanent employees and officers after a minimum of six months of employment. Mortgage loans are underwritten and granted under normal terms and conditions applicable to any borrower from Wauwatosa Savings. The employee interest rate is predicated upon Wauwatosa Savings’ cost of funds on December 31 of the immediately preceding year and is adjusted annually. The employee rate is not permitted to exceed the contract rate plus or minus increases or decreases to the contract rate directed by the Wauwatosa Savings Board of Directors to be made to all residential mortgage loans originated at the same contract rate, subject to any limitations or the lender’s right to increase or decrease interest rates contained in the mortgage note. The employee rate is applicable to all mortgage loans that qualify under the employee loan policy statement that are scheduled for automatic payment. Mortgage loans that are not scheduled for automatic payment as of the last business day preceding a monthly installment payment due date revert back to the contract rate for the following month. All mortgage loans made to employees or to officers of Wauwatosa Savings must meet all provisions of the applicable state and federal regulations now in effect or as amended from time to time by federal regulatory agencies. At June 30, 2005, the rate of interest on an employee rate mortgage loan was 3.1%, as compared to the weighted average rate of 5.9% on all single family mortgage loans at June 30, 2005. Employee rate mortgage loans totaled $10.3 million, or 0.8% of our residential mortgage loan portfolio on that date.
     We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied one- to four-family residences. At June 30, 2005, home equity loans and equity lines of credit totaled $43.1 million, or 3.3% of total loans. Additionally, at June 30, 2005, the unadvanced amounts of home equity lines of credit totaled $30.3 million. The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans are offered with adjustable rates of interest and with terms up to 10 years. The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to 90%. Our home equity lines of credit have ten year terms and adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 18%. The largest home equity line of credit outstanding on June 30, 2005 totaled $271,611 on a commitment of $276,000 on a property with an appraised value of $1,328,500. Available collateral in excess of the first mortgage loan is $334,000.
     Over Four-family Real Estate Loans. We originate over four-family real estate loans as a significant portion of total annual loan production. Over four-family loans originated during the year ended June 30, 2005 totaled $149.0 million or 30.0% of all mortgage loans originated. These loans are generally located in our primary market area. Over four-family real estate underwriting policies provide that typically such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one borrower limit. Over four-family real estate loans may be made with terms including up to 30-year amortization schedules and are offered with interest rates that are fixed up to five years or are variable and adjust at our discretion. In reaching a decision on whether to make an over four-family real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise, business cash flow and credit history, and the appraised value of the underlying property. In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are required for commercial real estate loans when environmental risks are identified. Generally, over four-family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and owners of 20% or more of the entity.
     An over four-family borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We generally require borrowers with aggregate outstanding balances exceeding $1 million to provide annually updated financial statements and federal tax returns. These requirements also apply to all guarantors on these loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest over four-family real estate loan in our portfolio at June 30, 2005 was an $8.8 million loan for a 112 unit, 14 building apartment complex with an appraised value of $9.9 million located in Walworth County, Wisconsin. At June 30, 2005, the largest exposure to a related group of borrowers was $19.0 million, represented by 26 separate loans, primarily on residential properties with over four units located throughout Milwaukee. These loans were performing according to their terms. The average outstanding over four-family mortgage loan totaled $492,000 on June 30, 2005.
     Loans secured by over four-family real estate generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by over four-family properties are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.
     Residential Construction Loans. We originate construction loans to individuals and contractors for the construction and acquisition of personal and multi-family residences. At June 30, 2005, construction mortgage loans amounted to $149.5 million, or 11.5%, of total loans. At June 30, 2005, the unadvanced portion of these construction loans totaled $77.5 million.
     Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months although our policy is to consider construction periods as long as 12 months or more. At the end of the construction phase, the construction loan converts to a longer term mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the lesser of the appraised value or sales price of the secured property. At June 30, 2005, our largest single family residential construction mortgage loan commitment was for $1.5 million, $1.3 million of which had been disbursed. This loan was performing according to its terms. The average outstanding construction loan balance totaled $916,000 on June 30, 2005. The longer term portions of construction loans to individuals are generally made on the same terms as our one- to four-family mortgage loans.

     Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.
     Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value is inaccurate, we may be confronted with a project, when completed, with a value that is insufficient to assure full payment.
     Wauwatosa Savings also extends loans to residential subdivision developers for the purpose of land acquisition, the development of infrastructure and the construction of homes. Advances are determined as a percentage of cost or appraised value (whichever is less) and the project is physically inspected prior to each advance. As of June 30, 2005 the single largest commitment on a single residential subdivision totaled $8.0 million.
     Commercial Real Estate Loans. We originate commercial real estate loans as a limited portion of total annual loan production. Commercial loans originated during the year ended June 30, 2005 totaled $11.7 million or 2.4% of all mortgage loans originated. Commercial real estate loans totaled $36.6 million at June 30, 2005, or 2.8% of total loans, and are made up of loans secured by office and retail buildings, churches, restaurants, other retail properties and mixed use properties. These loans are generally located in our primary market area. Commercial real estate underwriting policies provide that typically such real estate loans may be made in amounts of up to 80% of the appraised value of the property. Commercial real estate loans may be made with terms including up to 30-year amortization schedules and are offered with interest rates that are fixed up to five years or are variable and adjust at our discretion. In reaching a decision on whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise, business cash flow and credit history, and the appraised value of the underlying property. In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are required for commercial real estate loans when environmental risks are identified. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and owners of 20% or more of the entity.
     A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We generally require borrowers with aggregate outstanding balances exceeding $1 million to provide annually updated financial statements and federal tax returns. These requirements also apply to all guarantors on these loans. We also require borrowers to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at June 30, 2005 was a $2.0 million loan for a multi-level commercial and warehouse building with an appraised value of $4.0 million located in Milwaukee County, Wisconsin. This loan is performing in accordance with all loan terms. Wauwatosa Savings’ combined loan to value ratio for this mortgage loan is 49.5%.
     The following table shows loan origination, purchasing and principal repayment activity during the periods indicated.

	Years Ended June 30,
	2005	2004	2003
	(In Thousands)
Total loans at beginning of year	$1,132,507	$975,296	$924,400
Real estate loans originated:
Residential (1)
Single family	139,878	146,712	118,301
Two — to four-family	96,560	98,223	85,001
Over four—family	148,964	129,187	109,182
Construction	80,221	49,898	52,426
Commercial	11,733	8,651	17,843
Land	19,775	26,930	3,909

Total loans originated.	497,131	459,601	386,662

Other loans — net activity	16	(29)	—
Loans purchased	—	1,398	—
Principal repayments	(329,842)	(303,766)	(335,766)

Net loan activity	167,305	157,211	50,896

Total loans at end of period	$1,299,812	$1,132,507	$975,296

(1) Residential mortgage loans include home equity loans and home equity lines of credit.
     Origination, Purchasing and Servicing of Loans. All loans originated by us are underwritten pursuant to our policies and procedures. While we generally underwrite loans to Freddie Mac and Fannie Mae standards, due to several unique characteristics, a majority of our loans do not conform to the secondary market standards. The unique features include: interest payments in advance, discretionary rate adjustments, pre-payment penalties, and the historically lower periodic and lifetime caps on rate adjustments. We only originate variable-rate and limited term fixed-rate loans. Our ability to originate these loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.
     Generally, we retain in our portfolio all loans that we originate; however, we periodically sell mortgage loans when a loans-to-one-borrower limit is being approached. At June 30, 2005, Wauwatosa Savings was servicing loans sold in the amount of $9.5 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.
     Loan Approval Procedures and Authority. Wauwatosa Savings’ lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by Wauwatosa Savings’ Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan, if applicable. To assess the borrower’s ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of borrowers.
     Loan officers are authorized to approve and close any loan that qualifies under standard Freddie Mac and Fannie Mae guidelines within the following lending limits:
•	Any secured mortgage loan up to $999,999 can be approved and closed by any loan officer, commercial real estate loan officer, the Director of Lending-Retail, or the Head of Lending.

•	Any secured mortgage loan within $1,000,000-$1,999,999 must be approved by a commercial real estate loan officer, the Director of Lending-Retail, or the Head of Lending prior to closing.

•	Any secured mortgage loan within $2,000,000-$2,999,999 must be approved by the Head of Lending prior to closing.

•	Any secured mortgage loan for $3,000,000 or greater must be approved by the Loan Committee and the Board of Directors prior to closing.
     All loans are approved or ratified by the Board of Directors.
Non-performing and Problem Assets
     A computer-generated delinquency notice is mailed monthly to all delinquent borrowers, advising them of the amount of their delinquency. When a loan becomes more than 30 days delinquent, Wauwatosa Savings sends a letter advising the borrower of the delinquency. The borrower is given 30 days to pay the delinquent payments or to contact Wauwatosa Savings to make arrangements to bring the loan current over a longer period of time. If the borrower fails to bring the loan current within 90 days from the original due date or to make arrangements to cure the delinquency over a longer period of time, the matter is referred to legal counsel and foreclosure or other collection proceedings are considered. We may consider forbearance in select cases where a temporary loss of income might result, if a reasonable plan is presented by the borrower to cure the delinquency in a reasonable period of time after his or her income resumes.
     All mortgage loans are reviewed on a regular basis, and such loans are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is reversed, and further income is recognized only to the extent received.

     Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing loans and real estate owned at the dates indicated. A loan classified in the table below as “non-accrual” does not necessarily mean that such loan is or has been delinquent. Once a loan is 90 days delinquent or the borrower or loan collateral experiences an event that makes collectibility suspect, the loan is placed on “non-accrual” status. Our policies require six-months of continuous payments in order for the loan to be removed from non-accrual status.
     For the years ended June 30, 2005 and 2004, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $967,000 and $1.2 million, respectively. For the years ended June 30, 2005 and 2004, the amount of interest income that was recognized on non-accrual loans was $732,000 and $575,000, respectively.

	At June 30,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Non-accrual loans:
Residential(1)
Single family	$3,842	$3,425	$4,764	$4,970	$4,572
Two- to four-family	1,390	603	1,387	709	2,163
Over four-family	5,877	4,776	5,268	6,137	1,230
Construction	830	—	220	—	696
Commercial	1,137	1,139	2,528	141	937
Land	—	2,072	1,421	983	—

Total non-performing loans	13,076	12,015	15,588	12,940	9,598
Real estate owned	475	770	—	998	2,927

Total non-performing assets	$13,551	$12,785	$15,588	$13,938	$12,525

Total non-performing loans to total loans	1.07%	1.13%	1.65%	1.44%	1.08%
Total non-performing loans to total assets	0.94%	0.97%	1.41%	1.29%	0.98%
Total non-performing assets and troubled debt restructurings to total assets	0.98%	1.03%	1.41%	1.39%	1.28%

(1) Residential mortgage loans include home equity loans and home equity lines of credit.
There were no accruing loans past due 90 days or more for any period reported. The amount of income that was contractually due but not recognized on non-accrual loans totaled $407,000, $490,000, $430,000, $377,000 and $370,000 as of June 30, 2005, 2004, 2003, 2002 and 2001. There were no troubled debt restructurings.
     Classified Assets. Under our internal risk rating system, we currently classify loans and other assets considered to be of lesser quality as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
     An institution insured by the Federal Deposit Insurance Corporation is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.
     On the basis of management’s review of its assets, at June 30, 2005, we had classified $13.4 million of our assets as substandard. At June 30, 2005, there were no assets classified as either doubtful or as a loss. Substantially all classified loans as of June 30, 2005 were also non-performing loans, except for a single over four-family construction loan secured by real estate located in Washington County with an outstanding balance of $4.1 million and a total loan commitment of $8.0 million. This loan is currently performing according to its terms.
     The loan portfolio is reviewed on a regular basis to determine whether any loans require risk classification. Not all classified assets constitute non-performing assets.
Allowance for Loan Losses
     Wauwatosa Savings establishes valuation allowances on over four-family and commercial real estate loans considered impaired. A loan is considered impaired when, based on current information and events, it is probable that Wauwatosa Savings will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral.
     Wauwatosa Savings also establishes valuation allowances based on an evaluation of the various risk components that are inherent in the credit portfolio. The risk components that are evaluated include past loan loss experience; the level of nonperforming and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect the borrower’s ability to repay; the estimated value of any underlying collateral; peer group comparisons; regulatory guidance; and other relevant factors. The allowance is increased by provisions charged to earnings and recoveries of previously charged-off loans and reduced by charge-offs. The adequacy of the allowance for loan losses is reviewed and approved quarterly by the Wauwatosa Savings board of directors. The allowance reflects management’s best estimate of the amount needed to provide for the probable loss on impaired loans and other inherent losses in the loan portfolio, and is based on a risk model developed and implemented by management and approved by the Wauwatosa Savings board of directors.

     Actual results could differ from this estimate, and future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions. In addition, federal regulators periodically review the Wauwatosa Savings allowance for loan losses. Such regulators have the authority to require the Wauwatosa Savings to recognize additions to the allowance at the time of their examination.
     Any loan that is 90 or more days delinquent is placed on non-accrual and classified as a non-performing asset. A loan is classified as impaired when it is probable that Wauwatosa Savings will be unable to collect all amounts due in accordance with the terms of the loan agreement. Non-performing assets are then evaluated and accounted for in accordance with generally accepted accounting principles.
     In addition, the Federal Deposit Insurance Corporation and the Wisconsin Department of Financial Institutions, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their review or examination.

     The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended June 30,
	2005	2004	2003	2002	2001
		(Dollars in Thousands)
Balance at beginning of year	$3,378	$2,970	$2,479	$1,973	$1,655
Provision for loan losses	1,238	860	520	1,336	879
Charge-offs:
Residential(1)
Single family	1	320	26	307	24
Two- to four-family	—	—	—	131	104
Over four-family	—	125	—	408	523
Construction	—	—	—	—	—
Commercial	2	—	—	15	25
Land	—	—	—	3	56
Other loans	9	9	3	16	—

Total charge-offs	12	454	29	880	732

Recoveries:
Residential1)
Single family	—	—	—	14	47
Two- to four-family	—	—	—	8	4
Over four-family	—	—	—	28	96
Construction	—	—	—	—	—
Commercial	—	—	—	—	6
Land	—	—	—	—	18
Other loans	2	2	—	—	—

Total recoveries	2	2	—	50	171

Net charge-offs	10	452	29	830	561

Allowance at end of year	$4,606	$3,378	$2,970	$2,479	$1,973

Ratios:
Allowance for loan losses to non-performing loans at end of year	35.22%	28.11%	19.05%	19.16%	20.56%
Allowance for loan losses to total loans outstanding at end of year	0.38%	0.32%	0.32%	0.28%	0.22%
Net charge-offs to average loans outstanding	0.00%	0.05%	0.00%	0.09%	0.07%

(1) Real estate loans include home equity loans, home equity lines of credit, commercial real estate and construction loans.

     Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2005		2004		2003		2002		2001
		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
	Allowance	in Category	Allowance	in Category	Allowance	in Category	Allowance	in Category	Allowance	in Category
	for Loan	to Total	for Loan	to Total	for Loan	to Total	for Loan	to Total	for Loan	to Total
	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans
	(Dollars in Thousands)
Real Estate:
Residential(1)
Single family	$1,211	33.11%	$766	34.60%	$517	36.63%	$163	40.21%	$—	42.70%
Two- to four-family	392	19.33	352	19.85	327	20.88	302	20.04	—	18.42
Over four-family	1,646	31.36	1,831	30.09	1,852	29.49	1,582	28.38	1,095	28.32
Construction	712	11.50	100	9.76	—	7.74	—	7.24	—	6.29
Commercial	450	2.81	309	4.07	259	4.50	154	3.09	418	3.29
Land	10	1.87	—	1.62	—	0.74	—	1.02	—	0.96
Other	25	.02	20	0.01	15	0.02	10	0.02	5	0.02
Unallocated	160	—	—	—	—	—	268	—	455	—

Total allowance for loan losses	$4,606	100.00%	$3,378	100.00%	$2,970	100.00%	$2,479	100.00%	$1,973	100.00%

(1) Residential mortgage loans include home equity loans and home equity lines of credit.

     Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors some of which are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectibility in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our immediate market area. All loans 90 days or more delinquent with an outstanding principal balance of more than $150,000 are evaluated individually, based primarily on the value of the collateral securing the loan and ability of the borrower to repay as agreed. Specific loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by loan type and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant including trends in non-performing loan balances, impaired loan balances, classified asset balances and the current economic environment. The allowance is allocated to each category of loan based on the results of the above analysis. Differences between the allocated balances and recorded allowances are reflected as unallocated and are available to absorb losses resulting from the inherent imprecision involved in the loss analysis process.
      Wauwatosa Savings’ allowance for loan losses at 0.4 % of loans receivable at June 30, 2005 is a relatively low total as compared to bank industry peer groups. Wauwatosa Savings’ allowance is deemed by management to be adequate at this level due to the generally lower level net charge-offs historically realized. Net charge-offs for the five years ended June 30, 2005 ranged from a high of 0.1% to a low of 0.0% of average loans outstanding during the applicable period, and averaged 0.04%. Management believes the level of charge-offs reflects the stringent underwriting standards employed when originating loans, as well as on-going monitoring of the portfolio.
     The allowance for loan losses as a percentage of loans outstanding at year end increased from 0.3% at June 30, 2004 to 0.4 % at June 30, 2005. This increase was deemed to be warranted due to a substantial increase in classified loans over a period of four successive quarters. Classified mortgage loans increased from $3.9 million at June 30, 2004 to $11.2 million at June 30, 2005. This 187.2% increase was both significant and sustained and was the only instance of an increase in classified loans for four successive quarters experienced by Wauwatosa Savings since before June 30, 2000. Classified mortgage loans ranged from a high of $11.2 million to a low of $2.4 million and averaged $4.5 million per quarter from June 30, 2000 through June 30, 2005. There were two individually significant additions to classified loans during the year ended June 30, 2005. The first was an over four-family construction loan secured by real estate located in Washington County with an outstanding balance of $4.1 million and a total loan commitment of $8.0 million which was performing in accordance with all loan terms. The second was an over four-family mortgage loan secured by a complex of 15 duplexes located in the City of Milwaukee with an outstanding balance of $2.2 million and a loan to value ratio of 72.4%. This loan was more than 90 days past due and classified as non-performing at June 30, 2005.
     This analysis process is both quantitative and subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.
Investment Activities
     Wauwatosa Savings’ Treasurer and its Treasury Officer are responsible for implementing our Investment Policy and monitoring the investment activities of Wauwatosa Investments, Inc., our Nevada subsidiary. The Investment Policy is reviewed annually by management and any changes to the policy are recommended to and subject to the approval of our Board of Directors. Authority to make investments under the approved Investment Policy guidelines is delegated by the Board to designated employees. While general investment strategies are developed and authorized by management, the execution of specific actions rests with the Treasurer and Treasury Officer who may act jointly or severally. In addition, the President of the Wauwatosa Savings investment subsidiary has execution authority for securities transactions. The Treasurer and Treasury Officer are responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment. The Treasurer, the Treasury Officer and the President of the Wauwatosa Savings investment subsidiary are authorized to execute investment transactions (purchases and sales) without the prior approval of the Board and within the scope of the established Investment Policy.
     Wauwatosa Investments, Inc. is Wauwatosa Savings’ investment subsidiary located in Las Vegas, Nevada. Wauwatosa Investments, Inc. manages the majority of the consolidated investment portfolio. At June 30, 2005, Wauwatosa Investments, Inc.’s mortgage and debt securities totaled $69.1 million, or 82.2 % of Wauwatosa Savings’ consolidated investment portfolio total of $84.0. On the same date, Wauwatosa Investments, Inc. also managed a net mortgage loan participation portfolio which totaled $181.8 million, or 15.0 % of Wauwatosa Savings’ consolidated net mortgage loans.
     Our Investment Policy requires that all securities transactions be conducted in a safe and sound manner. Investment decisions are based upon a thorough analysis of each security instrument to determine its quality, inherent risks, fit within our overall asset/liability management objectives, effect on our risk-based capital measurement and prospects for yield and/or appreciation.
     Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, all securities purchased are held available-for-sale.
     U.S. Government and Agency Obligations. At June 30, 2005, our U.S. Government and Agency securities portfolio totaled $26.4 million, all of which were issued by government sponsored entities and were classified as available-for-sale. The weighted average yield on these securities was 3.7% and the weighted average remaining average life was 2.7 years at June 30, 2005. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and prepayment protection.

     Mortgage-Backed Securities. We purchase government sponsored enterprise mortgage- backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and lower our credit risk.
     Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate which is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities (generally U.S. government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors such as Wauwatosa Savings, and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans.
     At June 30, 2005, mortgage-backed securities totaled $53.4 million, or 3.9 % of assets and 4.2 % of interest earning assets, all of which were classified as available-for-sale. At June 30, 2005, 0.5 % of the mortgage-backed securities were backed by adjustable rate loans and 99.5% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 3.9% and a weighted average remaining life of 2.5 years at June 30, 2005. The estimated fair value of our mortgage-backed securities at June 30, 2005 was $53.4 million, which is $993,000 less than the amortized cost of $54.4 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected in a rising interest rate environment, particularly since virtually all of our mortgage-backed securities have a fixed rate of interest.
     Municipal Obligations. These securities consist of obligations issued by states, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds. Our Investment Policy requires that such state agency or municipal obligations be rated “A” or better by a nationally recognized rating agency. A security that is down graded below investment grade will require additional analysis of credit worthiness and a determination will be made to hold or dispose of the investment. At June 30, 2005, Wauwatosa Savings’ state agency and municipal obligations portfolio totaled $4.2 million, all of which was classified as available-for-sale. The weighted average yield on this portfolio was 4.2 % at June 30, 2005, with a weighted average remaining life of 12.0 years. All municipal securities are either issued by a Wisconsin municipality or are rated AA or better by Moody’s or Standard & Poor’s.

Investment Securities Portfolio.
     The following table sets forth the carrying values of our mortgage-related and debt securities portfolio at the dates indicated.

	At June 30,
	2005		2004		2003
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Available for Sale:

Government agency bonds	$26,579	$26,386	$17,683	$17,462	$5,007	$5,084
Mortgage-related securities	54,438	53,445	80,918	77,819	75,759	75,757
Municipal Obligations	3,923	4,160	4,173	4,268	9,303	9,611

Total available for sale	$84,940	$83,991	$102,774	$99,549	$90,070	$90,452

     Portfolio Maturities and Yields. The composition and maturities of the mortgage-related and debt securities portfolio at June 30, 2005 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal obligations yields have not been adjusted to a tax-equivalent basis. Certain mortgage-backed securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At June 30, 2005, mortgage-backed securities with adjustable rates totaled $299,000.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in Thousands)
Securities available for sale:
Government agency bonds	$—	—%	$26,386	3.65%	$—	—%	$—	—%	$26,386	3.65%
Mortgage-related securities	9,739	4.00	42,279	3.79	1,427	5.04			53,445	3.86
Other debt securities	999	2.00	—	—	—	—	3,161	5.00	4,160	4.24

Total securities available for sale	$10,738		$68,665		$1,427		$3,161		$83,991

Sources of Funds
     General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the Federal Home Loan Bank of Chicago are used to compensate for reductions in deposits and to fund loan growth.
     Deposits. A majority of our depositors are persons who work or reside in Milwaukee and Waukesha Counties and, to a lesser extent, other southeastern Wisconsin communities. We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We do also accept brokered deposits. Certificates of deposit comprised 88.7% of total deposits at June 30, 2005, and had a weighted average cost of 3.5% on that date. Our high reliance on certificates of deposit results in a higher cost of funding than would otherwise be the case if demand deposits, savings and money market accounts made up a larger part of our deposit base. Expansion and development of the Wauwatosa Savings branch network is expected to result in a decreased reliance on higher cost certificates of deposit by aggressively seeking lower cost savings, checking and money market accounts.
     Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. To attract and retain deposits, we rely upon personalized customer service, long-standing relationships and competitive interest rates.
     The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. Recent bank consolidation activity has provided Wauwatosa Savings with opportunities to attract new deposit relationships. It is unclear whether the recent growth in deposits will reflect our historical, stable experience with deposit customers. The ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At June 30, 2005 and 2004, $1.0 billion and $907.9 million, or 88.7 % and 87.7%, respectively, of our deposit accounts were certificates of deposit, of which $612.8 million and $457.6 million, respectively, had maturities of one year or less. The percentage of our deposit accounts that are certificates of deposit is substantially more than most of our competitors.
     Deposits obtained from brokers totaled $112.6 million, $127.9 million, and $94.5 million at June 30, 2005, 2004, and 2003, respectively. Brokered deposits are utilized when their relative cost compares favorably to the cost of local deposits. This is generally the case in a declining interest rate environment as local market deposit rates lag the national market. Brokered deposits are also used when it is necessary as a result of higher than expected loan growth or other short-term liquidity needs to obtain significant additional funding over a period of weeks rather than months. Internal policy currently limits the use of brokered deposits to no more than 20% of total deposits. Brokered deposits at June 30, 2005 were 10.0% of total deposits and have not exceeded 16.9 % of total deposits during the past five years.

     The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At June 30,
	2005			2004			2003
			Weighted			Weighted			Weighted
			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in Thousands)
Deposit type:
Demand deposits	$18,816	1.67%	0.00%	$15,923	1.54%	0.00%	$9,857	1.08%	0.00%
NOW accounts	82,045	7.27	1.74	83,260	8.04	0.98	30,053	3.30	0.99
Regular savings	23,614	2.09	0.50	24,877	2.40	0.50	21,706	2.39	0.50
Money market and savings deposits	3,503	0.31	1.06	3,597	0.35	1.03	40,172	4.42	1.02

Total transaction accounts	127,978	11.34	1.24	127,657	12.33	0.77	101,788	11.19	0.81

Certificates of deposit	1,000,813	88.66	3.52	907,931	87.67	3.28	807,703	88.81	3.70

Total deposits	$1,128,791	100.00%	3.26%	$1,035,588	100.00%	2.97%	$909,491	100.00%	3.38%

     At June 30, 2005, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $277.7 million. The following table sets forth the maturity of those certificates at June 30, 2005.

At
June 30, 2005
(In Thousands)
Three months or less	$34,952
Over three months through six months	46,470
Over six months through 12 months	65,455
Over 12 months	130,823

Total	$277,700

	Years Ended June 30,
	2005	2004	2003
	(In Thousands)
Beginning balance	$1,035,588	$909,491	$841,873
Net increase in deposits before interest credited	62,085	101,529	39,753
Interest credited	31,118	24,568	27,865

Net increase in deposits	93,203	126,097	67,618

Ending balance	$1,128,791	$1,035,588	$909,491

     Advances From Federal Home Loan Bank. Our borrowings consist solely of advances from the Federal Home Loan Bank of Chicago. At June 30, 2005, we had access to additional Federal Home Loan Bank advances of up to $302.8 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	At or For the Years Ended June 30,
	2005	2004	2003
	(Dollars in Thousands)
FHLB Advances:

Maximum amount of advances outstanding at any month end during the year	$106,162	$96,000	$60,000
Average advances outstanding during the year:
Balance outstanding at end of year	93,162	60,000	60,000
Weighted average interest rate during the year	3.59%	3.27%	3.84%
Weighted average interest rate at the end of year	3.07%	3.32%	3.53%
Average Balance Sheet and Rate Yield Analysis
See item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Average Balance Sheet and Yield/Rate Analysis.”

Cash Dividends
     Wauwatosa Holdings did not pay any cash dividends on its common stock in any current reporting period due to the fact that its organization and the issuance of its common stock is not expected to be completed until the end of the first quarter or the beginning of the second quarter of fiscal 2006.
Subsidiary Activities
     We currently have two subsidiaries. Wauwatosa Investments, Inc., which holds and manages our investment portfolio, is located and incorporated in the state of Nevada. Main Street Real Estate Holdings, LLC, a single member LLC, owns bank office facilities and holds bank office facility leases and is organized in Wisconsin.
     Wauwatosa Investments, Inc. Established in 1998, Wauwatosa Investments, Inc. operates in Nevada as Wauwatosa Savings’ investment subsidiary. This wholly-owned subsidiary owns and manages the majority of the consolidated investment portfolio, including loan participations originated by Wauwatosa Savings. It has its own board of directors currently comprised of its President, the Wauwatosa Savings Chief Financial Officer, Treasury Officer and an outside member of its Board of Directors. This group, along with the Wauwatosa Savings President, excluding the Wauwatosa Investments, Inc. President, comprise the Wauwatosa Savings Investment Committee.
     The Wisconsin Department of Revenue has implemented a program for the audit of Wisconsin financial institutions which have formed and contributed assets to subsidiaries located in Nevada, including Wauwatosa Investments, Inc., and presumably will seek to impose Wisconsin state income taxes on income from Wauwatosa Investments, Inc.’s operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors – Wisconsin Tax Developments Could Reduce Our Net Income” for more information.
     Main Street Real Estate Holdings, LLC. Established in 2002, Main Street Real Estate Holdings, LLC was established to acquire and hold Bank office and retail facilities both owned and leased. Main Street Real Estate Holdings, LLC owns the Oconomowoc and Pewaukee branches and the corporate office center. It also leases the facility that replaced the existing Waukesha branch effective September 12, 2005.
Personnel
     As of June 30, 2005, we had 184 full-time employees and 25 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

Supervision and Regulation
     The following discussion is only a summary of the main regulations imposed upon Wauwatosa Savings, Wauwatosa Holdings, and Lamplighter Financial, MHC. It is not intended to be a comprehensive description of all regulations and supervision applicable to those entities and is qualified in its entirety by reference to the applicable laws and regulations.
Regulation of Wauwatosa Savings Bank
     Wauwatosa Savings is a mutual savings bank organized under the laws of the state of Wisconsin. The lending, investment, and other business operations of Wauwatosa Savings are governed by Wisconsin law and regulations, as well as applicable federal law and regulations, and Wauwatosa Savings is prohibited from engaging in any operations not specifically authorized by such laws and regulations. Wauwatosa Savings is subject to extensive regulation by the Wisconsin Department of Financial Institutions, Division of Banking (“WDFI”), by the Federal Deposit Insurance Corporation (“FDIC”), as its deposit insurer and principal federal regulator, and by the Board of Governors of the Federal Reserve System (“FRB”). Wauwatosa Savings’ deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund (“SAIF”). The regulation and supervision of Wauwatosa Savings will be substantially similar after the reorganization occurs and Wauwatosa Savings becomes a stock savings bank. A summary of the main laws and regulations that govern the operations of Wauwatosa Savings are set forth below.
  Intrastate and Interstate Merger and Branching Activities
     Wisconsin Law and Regulation. Any Wisconsin savings bank meeting certain requirements may, upon approval of the WDFI, establish one or more branch offices in the state of Wisconsin or the states of Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, and Ohio. In addition, upon WDFI approval, a Wisconsin savings bank may establish a branch office in any other state as the result of a merger or consolidation.
     Federal Law and Regulation. Beginning June 1, 1997, the Interstate Banking Act (the “IBA”) permitted the federal banking agencies to, under certain circumstances, approve acquisition transactions between banks located in different states, regardless of whether the acquisition would be prohibited under the law of the two states. The IBA also permitted a state to “opt in” to the provisions of the IBA before June 1, 1997, and permitted a state to “opt out” of the provisions of the IBA by adopting appropriate legislation before that date. The IBA also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.
  Loans and Investments
     Wisconsin Law and Regulations. Under Wisconsin law and regulations, Wauwatosa Savings is authorized to make, invest in, sell, purchase, participate or otherwise deal in mortgage loans or interests in mortgage loans without geographic restriction, including loans made on the security of residential and commercial property. Wisconsin savings banks also may lend funds on a secured or unsecured basis for business, corporate commercial or agricultural purposes, provided the total of all such loans does not exceed 10% of Wauwatosa Savings’ total assets, unless the WDFI authorizes a greater amount. Loans are subject to certain other limitations, including percentage restrictions based on Wauwatosa Savings’ total assets.
     Wisconsin savings banks may invest funds in certain types of debt and equity securities, including obligations of federal, state and local governments and agencies. Subject to prior approval of the WDFI, compliance with capital requirements and certain other restrictions, Wisconsin savings banks may invest in residential housing development projects. Wisconsin savings banks may also invest in service corporations or subsidiaries with the prior approval of the WDFI, subject to certain restrictions.
     Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of Wauwatosa Savings’ capital plus an additional 10% for loans fully secured by readily marketable collateral. In addition, Wisconsin savings banks may make loans to one borrower for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of Wauwatosa Savings’ capital, subject to certain conditions. At June 30, 2005, Wauwatosa Savings did not have any loans which exceeded the loans-to-one borrower limitations.
     Finally, under Wisconsin law, Wauwatosa Savings must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A Wisconsin savings bank that fails to meet the qualified thrift lender test becomes subject to certain operating restrictions otherwise applicable only to commercial banks. At June 30, 2005, Wauwatosa Savings maintained 85.9% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.
     Federal Law and Regulation. FDIC regulations also govern the equity investments of Wauwatosa Savings, and, notwithstanding Wisconsin law and regulations, the FDIC regulations prohibit Wauwatosa Savings from making certain equity investments and generally limit Wauwatosa Savings’ equity investments to those that are permissible for federally-chartered banks and their subsidiaries. Under FDIC regulations, Wauwatosa Savings must obtain prior FDIC approval before directly, or indirectly through a majority-owned subsidiary, engaging “as principal” in any activity that is not permissible for a federally-chartered bank unless certain exceptions apply. The activity regulations provide that state banks which meet applicable minimum capital requirements would be permitted to engage in certain activities that are not permissible for national banks, including guaranteeing obligations of others, activities which the FRB has found to be closely related to banking, and certain real estate and securities activities conducted through subsidiaries. The FDIC will not approve an activity that it determines presents a significant risk to the FDIC insurance funds. The activities of Wauwatosa Savings and its subsidiary are permissible under applicable federal regulations.
     Loans to, and other transactions with, affiliates of Wauwatosa Savings, Wauwatosa Holdings, or Lamplighter Financial, MHC are also restricted by the Federal Reserve Act and regulations issued by the FRB thereunder. See “Transactions with Affiliates and Insiders” below.
  Lending Standards
     Wisconsin Law and Regulation. Wisconsin law and regulations issued by the WDFI impose upon Wisconsin savings banks certain fairness in lending requirements and prohibit savings banks from discriminating against a loan applicant based upon the applicant’s physical condition, developmental disability, sex, marital status, race, color, creed, national origin, religion or ancestry.
     Federal Law and Regulation. The federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under the joint regulations adopted by the federal banking agencies, all insured depository institutions, including Wauwatosa Savings, must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.
     The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits:
•	for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral;

•	for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%;

•	for loans for the construction of commercial, over four-family or other non-residential property, the supervisory limit is 80%;

•	for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and

•	for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property, including non-owner occupied, one- to four-family property), the limit is 85%.
     Although no supervisory loan-to-value limit has been established for owner-occupied, one- to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.
  Deposits
     Wisconsin Law and Regulation. Under Wisconsin law, Wauwatosa Savings is permitted to establish deposit accounts and accept deposits. Wauwatosa Savings’ board of directors determines the rate and amount of interest to be paid on or credited to deposit accounts.
     Federal Law and Regulation. FDIC regulations govern the ability of Wauwatosa Savings to accept brokered deposits. Under applicable regulations, the capital position of an institution determines whether and with what limitations an institution may accept brokered deposits. A “well-capitalized” institution (one that significantly exceeds specified capital ratios) may accept brokered deposits without restriction. “Undercapitalized” institutions (those that fail to meet minimum regulatory capital requirements) may not accept brokered deposits and “adequately capitalized” institutions (those that are not “well-capitalized” or “undercapitalized”) may only accept such deposits with the consent of the FDIC. Wauwatosa Savings is a “well-capitalized” institution and therefore may accept brokered deposits without restriction. At June 30, 2005, Wauwatosa Savings had $112.6 million in brokered deposits.
  Deposit Insurance
     Wisconsin Law and Regulation. Under Wisconsin law, Wauwatosa Savings is required to obtain and maintain insurance on its deposits from a deposit insurance corporation. The deposits of Wauwatosa Savings are insured up to the applicable limits by the FDIC.
     Federal Law and Regulation. The deposit accounts held by customers of Wauwatosa Savings are insured by the SAIF to a maximum of $100,000 as permitted by law. Insurance on deposits may be terminated by the FDIC if it finds that Wauwatosa Savings has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC as Wauwatosa Savings’ primary regulator. The management of Wauwatosa Savings does not know of any practice, condition, or violation that might lead to termination of Wauwatosa Savings’ deposit insurance.
     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution’s financial information, as of the reporting period ending six months before the assessment period. The three capital categories are (1) well capitalized, (2) adequately capitalized and (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. With respect to the capital ratios, institutions are classified as well capitalized, adequately capitalized or undercapitalized using ratios that are substantially similar to the prompt corrective action capital ratios discussed below. The FDIC also assigns an institution to a supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution’s state supervisor).
     An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank’s rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including Wauwatosa Savings.
  Capitalization
     Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank’s capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends. At June 30, 2005, Wauwatosa Savings’ capital to assets ratio, as calculated under Wisconsin law, was 9.6%.
     Federal Law and Regulation. Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Wauwatosa Savings, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier I capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier I capital is the sum of common shareholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.
     The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the FDIC’s risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight, loans secured by one-to-four family residential properties generally have a 50% risk weight, and commercial loans have a risk weighting of 100%.
     State non-member banks, such as Wauwatosa Savings, must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier I capital. Total capital consists of Tier I capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier I capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.
     The FDICIA requires each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.
     As a bank holding company, Wauwatosa Holdings will be subject to capital adequacy guidelines for bank holding companies similar to those of the FDIC for state-chartered banks. On a pro forma consolidated basis, after Wauwatosa’s organization and offering of its common stock, Wauwatosa Holding’s pro forma shareholders’ equity will exceed these requirements.
  Safety and Soundness Standards
     Each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.
  Prompt Corrective Action
     FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized insured institutions. The FDIC has regulations governing the supervisory actions that may be taken against undercapitalized institutions. These regulations establish and define five capital categories, in the absence of a specific capital directive, as follows:

		Tier 1	Tier 1
		Capital to	Capital
	Total Capital to	Risk Weighted	to Total
Category	Risk Weighted Assets	Assets	Assets
Well capitalized	≥10%	≥6%	≥5%

Adequately capitalized	≥ 8%	≥4%	≥4%*

Under capitalized	< 8%	<4%	<4%*

Significantly undercapitalized	< 6%	<3%	<3%

Critically undercapitalized	Tangible assets to
capital of < 2%

*	3% if the bank receives the highest rating under the uniform system
     The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. All savings associations are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the association would be undercapitalized. The FDIC is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized savings association is required to file a capital restoration plan within 45 days of the date the association receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:
•	an amount equal to five percent of the bank’s total assets at the time it became “undercapitalized”; and

•	the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan.
     If a savings association fails to submit an acceptable plan, it is treated as if it were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.
     The FDIC has a broad range of grounds under which it may appoint a receiver or conservator for an insured savings association. If one or more grounds exist for appointing a conservator or receiver for a savings association, the FDIC may require the association to issue additional debt or stock, sell assets, be acquired by a depository bank or savings association holding company or combine with another depository savings association. Under FDICIA, the FDIC is required to appoint a receiver or a conservator for a critically undercapitalized savings association within 90 days after the association becomes critically undercapitalized or to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the savings association continues to be critically undercapitalized on average during the quarter that begins 270 days after it first became critically undercapitalized, a receiver must be appointed, unless the FDIC makes certain findings that the association is viable.
  Dividends
     Under Wisconsin law and applicable regulations, a Wisconsin savings bank that meets its regulatory capital requirement may declare dividends on capital stock based upon net profits, provided that its paid-in surplus equals its capital stock. If the paid-in surplus of the savings bank does not equal its capital stock, the board of directors may not declare a dividend unless at least 10% of the net profits of the preceding half year, in the case of quarterly or semi-annual dividends, or 10% of the net profits of the preceding year, in the case of annual dividends, has been transferred to paid-in surplus. In addition, prior WDFI approval is required before dividends exceeding 50% of profits for any calendar year may be declared and before a dividend may be declared out of retained earnings. Under WDFI regulations, a Wisconsin savings bank which has converted from mutual to stock form also would be prohibited from paying a dividend on its capital stock if the payment would cause the regulatory capital of the savings bank to be reduced below the amount required for its liquidation account. Because Wauwatosa Savings will be converting from a mutual stock savings bank to a stock savings bank in connection with the Reorganization, this latter regulation will apply to Wauwatosa Savings.
  Liquidity and Reserves
     Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the saving bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”). At June 30, 2005, Wauwatosa Savings’ Required Liquidity Ratio was 8.0%, and Wauwatosa Savings was in compliance with this requirement. In addition, 50% of the liquid assets maintained by Wisconsin savings banks must consist of “primary liquid assets”, which are defined to include securities of the United States government and United States government agencies. At June 30, 2005, Wauwatosa Savings was in compliance with this requirement.
     Federal Law and Regulation. Under federal law and regulations, Wauwatosa Savings is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions, including Wauwatosa Savings, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 2005, a depository institution must maintain average daily reserves equal to 3% on the first $47.6 million of transaction accounts and an initial reserve of $1.2 million, plus 10% of that portion of total transaction accounts in excess of $47.6 million. The first $7.0 million of otherwise reservable balances (subject to adjustment by the FRB) are exempt from the reserve requirements. These percentages and threshold limits are subject to adjustment by the FRB. Savings institutions have authority to borrow from the Federal Reserve System “discount window,” but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System. As of June 30, 2005, Wauwatosa Savings met its Regulation D reserve requirements.
  Transactions with Affiliates and Insiders
     Wisconsin Law and Regulation. Under Wisconsin law, Wauwatosa Savings may not make a loan to a person owning 10% or more of its stock, an affiliated person, agent, or attorney of the savings bank, either individually or as an agent or partner of another, except as approved by the WDFI and regulations of the FDIC. In addition, unless the prior approval of the WDFI is obtained, Wauwatosa Savings may not purchase, lease or acquire a site for an office building or an interest in real estate from an affiliated person, including a shareholder owning more than 10% of its capital stock, or from any firm, corporation, entity or family in which an affiliated person or 10% shareholder has a direct or indirect interest.
     Federal Law and Regulation. Sections 23A and 23B of the Federal Reserve Act govern transactions between an insured savings bank, such as Wauwatosa Savings, and any of its affiliates. Wauwatosa Holdings will be an affiliate of Wauwatosa Savings after the reorganization. The Federal Reserve Board has adopted Regulation W, which comprehensively implements and interprets Sections 23A and 23B, in part by codifying prior Federal Reserve Board interpretations under Sections 23A and 23B.
     An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution or a “financial subsidiary” under the Gramm-Leach-Bliley Act is not treated as an affiliate of the bank for the purposes of Sections 23A and 23B; however, the FDIC has the discretion to treat subsidiaries of a bank as affiliates on a case-by-case basis. Sections 23A and 23B limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The statutory sections also require that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by an association with an affiliate and any purchase of assets or services by an association from an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those that would be provided to a non-affiliate.
     A savings bank’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Wauwatosa Savings’ loans. All loans by a savings bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the greater of $25,000 or 2.5% of the savings bank’s unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the savings bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the savings bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectibility.
     An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the savings bank and that does not give any preference to insiders of the bank over other employees of the bank.
  Transactions between Bank Customers and Affiliates
     Under Wisconsin and federal laws and regulations, Wisconsin savings banks, such as Wauwatosa Savings, are subject to the prohibitions on certain tying arrangements. A savings bank is prohibited, subject to certain exceptions, from extending credit to or offering any other service to a customer, or fixing or varying the consideration for such extension of credit or service, on the condition that such customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution.
  Examinations and Assessments
     Wauwatosa Savings is required to file periodic reports with and is subject to periodic examinations by the WDFI and FDIC. Federal regulations require annual on-site examinations for all depository institutions except those well-capitalized institutions with assets of less than $100 million; annual audits by independent public accountants for all insured institutions with assets in excess of $500 million; the formation of independent audit committees of the boards of directors of insured depository institutions for institutions with assets equal to or in excess of $500 million; and management of depository institutions to prepare certain financial reports annually and to establish internal compliance procedures. Wauwatosa Savings is required to pay examination fees and annual assessments to fund its supervision. Wauwatosa Savings paid an aggregate of $59,000 in assessments for the calendar year ending December 31, 2005.
  Customer Privacy
     Under Wisconsin and federal law and regulations, savings banks, such as Wauwatosa Savings, are required to develop and maintain privacy policies relating to information on its customers, restrict access to and establish procedures to protect customer data. Applicable privacy regulations further restrict the sharing of non-public customer data with non-affiliated parties if the customer requests.
  Community Reinvestment Act
     Under the Community Reinvestment Act (“CRA”), any insured depository institution, including Wauwatosa Savings, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a savings association, to assess the financial institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.
     Among other things, the CRA regulations contain an evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the evaluation system focuses on three tests:
•	a lending test, to evaluate the institution’s record of making loans in its service areas;

•	an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

•	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.
     The CRA requires the FDIC, in the case of Wauwatosa Savings, to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution’s CRA rating. Wauwatosa Savings received at least “satisfactory” overall ratings in it most recent CRA examinations.
  Federal Home Loan Bank System
     The Federal Home Loan Bank System, consisting of twelve FHLBs, is under the jurisdiction of the Federal Housing Finance Board (“FHFB”). The designated duties of the FHFB are to supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner.
     Wauwatosa Savings, as a member of the FHLB-Chicago, is required to acquire and hold shares of capital stock in the FHLB-Chicago in an amount equal to the greater of (i) 1% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 0.3% of total assets. Wauwatosa

Savings is in compliance with this requirement with an investment in FHLB-Chicago stock of $14.1 million at June 30, 2005.
     Among other benefits, the FHLBs provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Chicago. At June 30, 2005, Wauwatosa Savings had $93.2 million in advances from the FHLB-Chicago.
  USA PATRIOT Act
     In response to the terrorist attacks of September 11, 2001, Congress adopted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By means of amendments to Wauwatosa Savings Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks and savings associations.
     Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:
•	All financial institutions must establish anti-money laundering programs that include, at minimum; (a) internal policies, procedures, and controls; (b) specific designation of an anti-money laundering compliance officer; (c) ongoing employee training programs, and (d) an independent audit function to test the anti-money laundering program.

•	The Secretary of the Treasury, in conjunction with other bank regulators, may issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

•	Financial institutions that establish, maintain, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•	Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank merger act applications.
Regulation of Wauwatosa Holdings
  Holding Company Regulation
     Wisconsin Law and Regulation. Any company that owns or controls, directly or indirectly, more than 25% of the voting securities of a state savings bank is subject to regulation as a savings bank holding company by the WDFI. Because Wauwatosa Holdings will acquire 100% of the stock of Wauwatosa Savings as a result of the reorganization, Wauwatosa Holdings will be subject to regulation as a savings bank holding company under Wisconsin law. However, the WDFI has not yet issued specific regulations governing savings bank holding companies.
     Federal Law and Regulation. Because it will own all of the outstanding stock of Wauwatosa Savings after the reorganization, Wauwatosa Holdings will be required to register and be regulated as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “BHCA”). As such, Wauwatosa Holdings will be subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for Wauwatosa Savings. Failure to meet the capital adequacy requirements may result in supervisory or enforcement action by the FRB.
     Wauwatosa Holdings will be required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval will also be required for Wauwatosa Holdings to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. The BHCA will also prohibit the acquisition by Wauwatosa Holdings of more than 5% of the voting shares of a bank located outside the State of Wisconsin or of substantially all of the assets of such a bank, unless such an acquisition is specifically authorized by the laws of the state in which such bank is located.
     FRB regulations govern a variety of bank holding company matters, including redemption of outstanding equity securities and a bank holding company engaging in non-banking activities. Pursuant to FRB policy, dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with its capital needs, asset quality and overall financial condition. The FRB policy also requires that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity. These policies could affect the ability of Wauwatosa Holdings to pay cash dividends.
     Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and FRB regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of Wauwatosa Savings, Wauwatosa Holdings, any subsidiary of Wauwatosa Holdings and related interests of such persons. See “Transactions with Affiliates and Insiders” above. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with Wauwatosa Holdings or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.
     Wauwatosa Holdings and its subsidiary, Wauwatosa Savings, are affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management of Wauwatosa Holdings to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of Wauwatosa Holdings.
  Federal Securities Laws Regulation
     Securities Act. Wauwatosa Holdings has filed with the Securities and Exchange Commission a registration statement under the Securities Act of 1933 for the registration of shares of common stock to be issued in connection with the reorganization and the stock offering, which registration statement was declared effective on August 11, 2005.
     Securities Exchange Act. Upon completion of the offering, Wauwatosa Holdings common stock will continue to be registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Wauwatosa Holdings will continue to be subject to information filings, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act.
     Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 was adopted in response to public concerns regarding corporate accountability in connection with the accounting and corporate governance scandals at several prominent companies. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.
     The Sarbanes-Oxley Act is the most far-reaching U.S. securities legislation enacted in some time. It applies to all public companies, including Wauwatosa Holdings following the reorganization, that file periodic reports with the SEC, under the Securities Exchange Act.
     The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and national securities exchanges and associations to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC, and increases penalties for violation. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.
     The Sarbanes-Oxley Act addresses, among other matters:
•	audit committees and auditor independence;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities if the issuer’s financial statements later require restatement;

•	a prohibition on insider trading during retirement plan black-out periods;

•	further disclosure of off-balance sheet transactions;

•	a prohibition on many personal loans to directors and officers (with exceptions for financial institutions);

•	expedited filing requirements for reporting of insiders’ transactions; and

•	disclosure of a code of ethics and disclosure of a change or waiver of such code.
     Because some FDIC accounting and governance regulations also refer to the SEC’s regulations, the Sarbanes-Oxley Act also may affect Wauwatosa Savings.
Regulation of Lamplighter Financial, MHC
   Bank Holding Company Regulation
     Wisconsin Law and Regulation. Because Lamplighter Financial, MHC will indirectly control more than 25% of the stock of Wauwatosa Savings as the result of the reorganization, Lamplighter Financial, MHC will be subject to regulation under Wisconsin law as a savings bank holding company just as Wauwatosa Holdings. For a discussion of the savings bank holding company regulations that will apply to Lamplighter Financial, MHC, see “Regulation of Wauwatosa Holdings—Holding Company Regulation” above.
     Federal Law and Regulation. Because Lamplighter Financial, MHC will indirectly control Wauwatosa Savings within the meaning of the BHCA as the result of the reorganization, Lamplighter Financial, MHC will be subject to regulation under the BHCA as a bank holding company just as Wauwatosa Holdings. For a discussion of the bank holding company regulations that will apply to Lamplighter Financial, MHC, see “Regulation of Wauwatosa Holdings—Holding Company Regulation” above.

  Mutual Holding Company Regulation
     In addition to the savings bank holding company regulation imposed by Wisconsin law upon Lamplighter Financial, MHC, Lamplighter Financial, MHC is also subject to regulation under Wisconsin law as a mutual holding company.
     Membership. A person owning a deposit account (except for negotiable certificates of deposit not in registered form) in a Wisconsin savings bank that is a subsidiary of a mutual holding company has membership rights in the mutual holding company. A member of a mutual holding company has one vote for each $100 or fraction of $100 of the combined withdrawal value of the member’s deposit accounts in a subsidiary savings bank of the mutual holding company.
     Permitted Activities. Wisconsin mutual holding companies are only permitted to engage in activities set forth in the applicable regulations or that are otherwise approved by the WDFI. Generally, a Wisconsin mutual holding company is only permitted to acquire savings banks or other bank holding companies and engage in activities that are approved by the WDFI for Wisconsin savings banks or activities approved by the FRB for bank holding companies.
     Examinations and Assessments. Under the applicable regulations, Lamplighter Financial, MHC is required to register with the WDFI as a mutual holding company and is required to file periodic reports with the WDFI. In addition, Lamplighter Financial, MHC will be subject to examination by the WDFI and pay assessments.
Federal and State Taxation
  Federal Taxation
     General. Wauwatosa Savings currently is, and following the reorganization Wauwatosa Savings, Wauwatosa Holdings, and Lamplighter Financial, MHC will be, subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Following the reorganization, Wauwatosa Holdings and Wauwatosa Savings will constitute an affiliated group of corporations and, therefore, will be eligible to report their income on a consolidated basis. Because Lamplighter Financial, MHC will own less than 80% of the common stock of Wauwatosa Holdings, it will not be a member of that affiliated group and will report its income on a separate return. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Lamplighter Financial, MHC, Wauwatosa Holdings or Wauwatosa Savings.
     Method of Accounting. For federal income tax purposes, Wauwatosa Savings currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.
     Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Wauwatosa Savings was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Wauwatosa Savings was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2004, Wauwatosa Savings had no reserves subject to recapture in excess of its base year.
     Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Wauwatosa Savings failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2004, our total federal pre-1988 base year reserve was approximately $16.7 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Wauwatosa Savings makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.
     Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”), imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences which we refer to as “alternative minimum taxable income.” The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain AMT payments may be used as credits against regular tax liabilities in future years. Wauwatosa Savings has not been subject to the AMT and has no such amounts available as credits for carryover.
     Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2004, Wauwatosa Savings had no net operating loss carryforwards for federal income tax purposes.
     Corporate Dividends-Received Deduction. Wauwatosa Holdings may exclude from its income 100% of dividends received from Wauwatosa Savings as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.
  State Taxation
     Wisconsin State Taxation. Lamplighter Financial, MHC, Wauwatosa Holdings and Wauwatosa Savings are subject to the Wisconsin corporate franchise (income) tax. Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the separate taxable incomes of the members of our consolidated income tax group except our Nevada subsidiary. Presently, the income of the Nevada subsidiary is only subject to taxation in Nevada, which currently does not impose a corporate income or franchise tax. However, see

“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors — Wisconsin Tax Developments Could Reduce Our Net Income” for a discussion of Wisconsin tax developments relating to these subsidiaries.
     Wauwatosa Savings is currently under state tax audit for the years 1998 through 2003. Like the majority of financial institutions located in Wisconsin, Wauwatosa Savings transferred investment securities and mortgage loan participations to a wholly-owned subsidiary located in Nevada. Wauwatosa Savings’ Nevada subsidiary now holds and manages those assets. Because the subsidiary is located in the state of Nevada, income from its operations has not been subject to Wisconsin state taxation. The investment subsidiary has not filed returns with, or paid income or franchise taxes to, the State of Wisconsin. The Wisconsin Department of Revenue (the “Department”) recently implemented a program to audit Wisconsin financial institutions which have formed and contributed assets to subsidiaries located outside of Wisconsin, and the Department has generally indicated that it may assess franchise taxes on the income of the out-of-state investment subsidiaries of Wisconsin financial institutions. The Department has not issued an assessment to Wauwatosa Savings, but the Department has stated that it intends to do so if the matter is not settled.
     Prior to the formation of the investment subsidiary, Wauwatosa Savings sought and obtained private letter rulings from the Department regarding the non-taxability of the investment subsidiary in the State of Wisconsin. Wauwatosa Savings believes that it has complied in all respects with Wisconsin law and the private rulings received from the Department. Should a Wisconsin tax assessment be issued, Wauwatosa Savings intends to defend its position through the available administrative appeals process at the Department and through other judicial remedies if necessary. Although Wauwatosa Savings will oppose any such assessment, there can be no assurance that the Department will not be successful in whole or in part in its efforts to tax the income of Wauwatosa Savings’ Nevada investment subsidiary. During the year ended June 30, 2005, Wauwatosa Savings accrued an estimated state liability, including interest, of $3.1 million for the probable assessment amount on the basis of facts known at that time. A deferred Federal tax benefit of $1.1 million was also established as a result of this accrual. Wauwatosa Savings intends to continue accruing state income taxes on future investment subsidiary earnings consistent with the accrual previously described until such time as the dispute is resolved.

Item 2. Properties
     We conduct substantially all of our business through six banking offices and our automated teller machines (“ATM”), including four stand-alone ATM facilities.

		Year	Date of	June 30, 2005
	Owned Or	Acquired	Lease	Net Book
Location	Leased	Or Leased	Expiration	Value
				(In Thousands)
Main Office:
7500 West State Street Wauwatosa, Wisconsin	Own	1971	N/A	$1,559

Branches:
6560 South 27th Street Oak Creek, Wisconsin	Own	1986	N/A	1,218

1710 Paramount Drive(1) Waukesha, Wisconsin	Own	1988	N/A	273

21505 East Moreland Blvd (1)	Capital
Waukesha, Wisconsin	Lease	2005	2009	3,416

1233 Corporate Center Drive Oconomowoc, Wisconsin	Own	2003	N/A	3,050

1230 George Towne Drive Pewaukee, Wisconsin	Own	2004	N/A	3,948

1405 Capitol Drive (2) Pewaukee, Wisconsin	Lease	1999	2009	34

Corporate Center:
11200 West Plank Ct.	Prior Lease	2002
Wauwatosa, Wisconsin	Own	2004	N/A	5,204

(1) The Moreland Boulevard office was built to replace the Paramount Drive office and opened on September 12, 2005. The Paramount Drive office closed on September 10, 2005.

(2) Supermarket banking facility.

Item 3. Legal Proceedings
     We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2005, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Executive Officers of the Registrant
     The table below sets forth certain information regarding the persons who have been determined, by our board of directors, to be executive officers of the Company. The executive officers of the Company are elected annually and hold office until their respective successors have been elected or until death, resignation, retirement or removal by the Board of Directors.

		Executive
	Offices and Positions with Wauwatosa Holdings and	Officer
Name and Age	Wauwatosa Savings Bank*	Since (1)
Donald J. Stephens, 60	Chairman, President and Chief Executive Officer of Wauwatosa Holdings and of Wauwatosa Savings Bank	1984

Richard C. Larson, 48	Chief Financial Officer and Vice President of Wauwatosa Holdings and of Wauwatosa Savings Bank	1990

Barbara J. Coutley, 54	Senior Vice President and Secretary of Wauwatosa Holdings and of Wauwatosa Savings Bank	1984

Kenneth A. Snyder, 39	Vice President and Head of the Lending Division of Wauwatosa Savings Bank	1998

*	Excluding directorships and excluding positions with Bank subsidiaries. Those positions do not constitute a substantial part of the officers’ duties.

(1)	Indicates date when individual first held an executive officer position with the Bank. These individuals will become executive officers of Wauwatosa Holdings upon its organization as noted.

Part II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities
     On August 11, 2005, the Securities and Exchange Commission (SEC) declared effective Wauwatosa Holdings’ Registration Statement on Form S-1 (Registration No. 333-125715) pursuant to which Wauwatosa Holdings will issue its common stock in connection with the reorganization. Prior to the reorganization, Wauwatosa Holdings had never issued capital stock to the public. The common stock of the Company to be issued in connection with the reorganization is expected to trade on The Nasdaq Stock Market® under the symbol “WAUW” by or before the first week of October 2005. This is predicated on the receipt of all final regulatory approvals for the reorganization. As required by SEC regulations, Wauwatosa Holdings will disclose the number of shares of its common stock issued in the reorganization, the proceeds of the offering, and the other required information in subsequent reports filed with the SEC as such information becomes available.
     Following completion of the reorganization, our Board of Directors will have the authority to declare dividends on our common stock, subject to statutory and regulatory requirements. Our Board has not currently considered a policy of paying cash dividends on the common stock. If the Board makes that consideration in the future, which cannot be assured, the payment of dividends will depend upon a number of factors, including capital requirements, Wauwatosa Holdings’ and Wauwatosa Savings’ financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions and regulatory restrictions that affect the payment of dividends by Wauwatosa Savings to Wauwatosa Holdings and the receipt from the Federal Reserve Board of a waiver of dividends to our mutual holding company. No assurances can be given that any dividends will be paid or that, if paid, they will not be reduced or eliminated in the future. Special cash dividends, stock dividends or returns of capital, to the extent permitted by applicable policy and regulation, may be paid in addition to, or in lieu of, regular cash dividends. Accordingly, it is anticipated that any cash distributions made by Wauwatosa Holdings to its shareholders would be treated as cash dividends and not as a non-taxable return of capital for federal and state tax purposes.
     Dividends from Wauwatosa Holdings will depend, in part, upon receipt of dividends from Wauwatosa Savings, because Wauwatosa Holdings initially will have no source of income other than dividends from Wauwatosa Savings, earnings from the investment of proceeds from the sale of shares of common stock, and interest payments with respect to Wauwatosa Holdings’ loan to the employee stock ownership plan. Wisconsin law generally will allow Wauwatosa Savings to pay dividends to Wauwatosa Holdings equal to up to 50% of Wauwatosa Savings’ net profit in the current year without prior regulatory approval and above such amount, including out of retained earnings, with prior regulatory approval.
     If Wauwatosa Holdings pays dividends to its shareholders, it will be required to pay dividends to Lamplighter Financial, MHC. The Federal Reserve Board’s current policy prohibits the waiver of dividends by mutual holding companies. Accordingly, we do not anticipate that Lamplighter Financial, MHC will be permitted by the Federal Reserve Board to waive dividends paid by Wauwatosa Holdings.

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
     The summary financial information presented below is derived in part from the consolidated financial statements of Wauwatosa Savings Bank. The data is derived from the Company’s audited financial statements, although the table itself is not audited. The following data should be read together with the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” later in this report.

	At June 30,
	2005	2004	2003	2002	2001
	(In Thousands)
Selected Financial Condition Data:

Total assets	$1,386,132	$1,240,084	$1,104,893	$1,002,435	$978,616
Available for sale securities	83,991	99,549	90,453	41,733	39,761
Federal Home Loan Bank stock	14,097	13,322	8,658	8,088	—
Loans receivable, net	1,213,561	1,063,594	940,053	895,398	884,573
Cash and cash equivalents	20,467	19,392	28,767	38,945	36,065
Deposits	1,128,791	1,035,588	909,491	841,873	863,207
Advance payments by borrowers for taxes	15,821	14,446	13,649	13,837	13,966
Advances from the Federal Home
Loan Bank	93,162	60,000	60,000	35,000	—
Total equity	133,416	122,799	114,596	103,507	92,703
Allowance for loan losses	4,606	3,378	2,970	2,479	1,973
Non-performing loans	13,076	12,015	15,588	12,940	9,598

	Years Ended June 30,
	2005	2004	2003	2002	2001
	(In Thousands)
Selected Operating Data:
Interest income	$74,207	$66,088	$66,451	$70,125	$68,026
Interest expense	36,068	32,433	34,459	41,412	49,127

Net interest income	38,139	33,656	31,933	28,712	18,899
Provision for loan losses	1,238	860	520	1,336	879

Net interest income after provision for loan losses	36,901	32,796	31,472	27,377	19,455
Noninterest income	3,311	3,035	2,993	2,141	1,687
Noninterest expense	23,576	20,384	17,618	13,863	11,637

Income before income taxes	16,636	15,447	16,847	15,655	8,070
Provision for income taxes	7,520	4,863	5,742	4,816	2,740

Net income	$9,116	$10,584	$11,105	$10,839	$5,326

	At or For the Years Ended June 30,
	2005	2004	2003	2002	2001
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.70%	0.90%	1.08%	1.10%	0.57%
Return on average equity	7.12	8.88	10.19	11.21	6.15
Interest rate spread (1)	2.74	2.70	2.84	2.50	1.49
Net interest margin (2)	3.04	2.98	3.19	2.97	2.07
Noninterest expense to average assets	1.81	1.74	1.71	1.40	1.25
Efficiency ratio (3)	56.88	55.55	50.36	44.93	56.53
Average interest-earning assets to average interest-bearing liabilities	110.29	109.71	110.09	110.92	110.88

Capital Ratios:
Equity to total assets at end of period	9.63%	9.90%	10.37%	10.33%	9.47%
Average equity to average assets	9.83	10.15	10.56	9.79	9.29
Total capital to risk-weighted assets	14.05	15.02	15.61	15.11	13.87
Tier I capital to risk-weighted assets	13.58	14.62	15.22	15.07	13.83
Tier I capital to average assets	9.84	10.18	10.50	10.25	9.60

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.38%	0.32%	0.32%	0.28%	0.22%
Allowance for loan losses as a percent of nonperforming loans	35.22	28.11	19.05	19.16	20.56
Net charge-offs to average outstanding loans during the period	0.00	0.05	0.00	0.09	0.07
Nonperforming loans as a percent of total loans	1.07	1.13	1.65	1.44	1.08
Nonperforming assets as a percent of total assets	0.98	1.03	1.41	1.39	1.28

Other Data:
Number of full service offices	5	5	4	3	3
Number of limited service offices	1	1	1	1	1

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of residential loans, construction loans and debt and mortgage-related securities and the interest we pay on our interest-bearing liabilities, consisting primarily of time deposits and borrowings from the Federal Home Loan Bank of Chicago. Wauwatosa Savings is a mortgage lender with mortgage loans comprising 99.9% of total loans receivable on June 30, 2005. Further, 89.4% of loans receivable are residential mortgage loans and 31.4% of loans receivable are over four-family residential mortgage loans on June 30, 2005. Wauwatosa Savings funds loan production primarily with retail deposits. On June 30, 2005, 88.7% of total deposits were time deposits also known as certificates of deposit. Wauwatosa Savings uses borrowings from the Federal Home Loan Bank of Chicago as a secondary source of funding. Federal Home Loan Bank advances outstanding on June 30, 2005 totaled $93.2 million or 8.3% of total deposits.
     Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of service fees, income from the increase on the cash surrender value of life insurance and miscellaneous other income. Noninterest expense currently consists primarily of compensation and employee benefits, occupancy, data processing, advertising and marketing, charitable contributions and other operating expenses including consulting and other professional fees. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.
     Following the completion of the reorganization and offering, noninterest expense can be expected to increase as a result of the increase in costs associated with managing a public company, increased compensation expenses associated with adopting and funding our employee stock ownership plan, and the cost of stock contributed to the charitable foundation. Should Wauwatosa Holdings implement additional stock option, recognition and retention or other stock based compensation plans, compensation costs related to such share-based payment transactions will also be recognized in our consolidated financial statements.
     Assuming that the adjusted maximum number of shares is sold in the stock offering being conducted in connection with our reorganization, the contribution to the charitable foundation will be approximately 556,000 shares or $5.6 million, all of which will be expensed in the quarter during which the reorganization is completed, which is expected to be either our first or second quarter of 2006. Under the same assumption, the employee stock ownership plan will acquire 853,885 shares with an $8.5 million loan from Wauwatosa Holdings that is expected to be repaid over 10 years, resulting in an annual expense (pre-tax) of approximately $854,000 (assuming that the common stock maintains a value of $10.00 per share). The actual expense that will be recorded for the employee stock ownership plan will be determined by the market value of the shares released to employees over the term of the loan. Accordingly, increases in the stock price above $10.00 per share will increase the employee stock ownership plan expense.
     It should be noted that while all financial information presented herein is based on a fiscal reporting period ending on June 30 each year, it is management’s intention to change the fiscal year to a calendar year effective December 31, 2005. Costs to be incurred with regard to this change have not been estimated, but will include additional legal, audit and accounting expenses. Changing the reporting period to a calendar year will result in the fiscal year for public reporting being the same as the tax, bank regulatory and management reporting year end.
Critical Accounting Policies
     Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets.
     Allowance for Loan Losses. Wauwatosa Savings establishes valuation allowances on over four-family and commercial real estate loans considered impaired. A loan is considered impaired when, based on current information and events, it is probable that Wauwatosa Savings will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral.
     Wauwatosa Savings also establishes valuation allowances based on an evaluation of the various risk components that are inherent in the credit portfolio. The risk components that are evaluated include past loan loss experience; the level of nonperforming and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect the borrower’s ability to repay; the estimated value of any underlying collateral; peer group comparisons; regulatory guidance; and other relevant factors. The allowance is increased by provisions charged to earnings and recoveries of previously charged-off loans and reduced by charge-offs. The adequacy of the allowance for loan losses is reviewed and approved quarterly by the Wauwatosa Savings board of directors. The allowance reflects management’s best estimate of the amount needed to provide for the probable loss on impaired loans and other inherent losses in the loan portfolio, and is based on a risk model developed and implemented by management and approved by the Wauwatosa Savings board of directors.
     Actual results could differ from this estimate, and future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions. For example, if classified loans were double the actual balance at June 30, 2005, the effect would be to increase the allowance for loan losses on that date by approximately $1.3 million. In addition, federal regulators periodically review the Wauwatosa Savings allowance for loan losses. Such regulators have the authority to require Wauwatosa Savings to recognize additions to the allowance at the time of their examination.

     If the allowance for loan losses is too low we may incur higher provisions for loan losses in the future resulting in lower net income. If an estimate of the allowance for loan losses is too high, we may experience lower provisions for loan losses resulting in higher net income.
     Income Taxes. We recognize income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized.
     Wauwatosa Savings has an investment subsidiary operating in Nevada. The income earned by that corporation is not subject to tax in Wisconsin nor has any such tax been paid. An accrued liability has been recorded pursuant to the Statement of Financial Accounting Standards Board No. 5 because the Wisconsin Department of Revenue has generally indicated that it may assess franchise taxes on the income of such out of state subsidiaries. Wauwatosa Savings has accrued an estimated liability, as of June 30, 2005, of $2.0 million net of the federal deferred tax benefit. The accrued gross estimated liability provided during fiscal 2005, and as of June 30, 2005, is $3.1 million offset by a $1.1 million federal deferred tax benefit. Wauwatosa Savings will continue to accrue state income tax on certain Nevada subsidiary earnings until such time as this issue is resolved.
     Management believes its tax policies and practices are critical because the determination of the tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We have no plans to change the tax recognition methodology in the future. If our estimated valuation allowance is too high or too low it will affect our future net income. Net deferred tax assets totaled $4.6 and $4.0 million on June 30, 2005 and 2004, respectively, and there were no valuation allowances. If our estimated current and deferred tax assets and liabilities and any related estimated valuation allowance is too high or too low, it will affect our future net income in the year that the new information enabling us to better evaluate our estimates of income tax assets and liabilities becomes available
Comparison of Financial Condition at June 30, 2005 and June 30, 2004
     Our total assets increased by $146.0 million, or 11.8%, to $1.4 billion at June 30, 2005 from $1.2 billion at June 30, 2004. The increase in total assets resulted primarily from increases in loans receivable which increased by $150.0 million, or 14.1%, to $1.2 billion at June 30, 2005 from $1.1 billion at June 30, 2004, reflecting continuing demand for new loans in a relatively low interest rate environment. Of the total increase in loans receivable, net, $131.7 million, or 87.8%, was attributable to residential mortgage loans, of which $66.8 million was for loans secured by over four-family residential properties. Available-for-sale securities decreased by $15.6 million, or 15.6%, to $84.0 million at June 30, 2005 from $99.5 million at June 30, 2004 as the result of planed utilization of securities’ cash flows in loan production. Net office properties and equipment increased by $8.1 million, or 51.1%, to $24.0 million at June 30, 2005 from $15.9 million at June 30, 2004. The increase is primarily attributable to the $3.8 million purchase of the corporate center which was previously leased under an operating lease and the $3.4 million capital lease entered into for a facility to replace the existing Waukesha branch location. An additional $1.1 million in capital improvements were added to the Waukesha replacement facility in fiscal 2005.
     Total deposits increased by $93.2 million, or 9.0%, to $1.1 billion at June 30, 2005 from $1.0 billion at June 30, 2004. Interest-bearing deposits increased by $90.3 million or 8.9% and noninterest bearing deposits increased by $2.9 million or 18.2%. Brokered certificates of deposit decreased by $15.4 million, or 12.0%, to $112.6 million at June 30, 2005 from $128.0 million at June 30, 2004. Brokered deposits tend to be a more volatile source of funds than deposits obtained from the local community and are used when the cost is measurably less than that of local funding.
     Total equity increased by $10.6 million, or 8.6%, to $133.4 million at June 30, 2005 from $122.8 million at June 30, 2004, as a result of net income of $9.1 million plus a decrease of $1.5 million in unrealized losses on investment securities available for sale. The decrease in unrealized losses was due primarily to maturities of or principal payments received on debt and mortgage-related securities of $46.5 million and sales of debt and mortgage-related securities of $5.6 million in fiscal 2005.
Average Balance Sheets, Interest and Yields/Costs
     The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Year Ended June 30,
	2005			2004				2003
		Interest			Interest				Interest
	Average	and		Average	and			Average	and
	Balance	Dividends	Yield/Cost	Balance	Dividends		Yield/Cost	Balance	Dividends		Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,140,444	$69,775	6.12%	$996,511	$61,530	(1)	6.17%	$911,743	$63,815	(1)	7.00%
Available for sale securities(5) (6)	78,870	3,442	4.36	97,092	3,700		3.82	57,322	1,839		3.21
Other earning assets	37,302	989	2.65	35,287	858		2.43	34,847	798		2.29

Total interest-earning assets	1,256,616	74,207	5.91	1,128,890	66,088		5.85	1,003,912	66,452		6.62

Noninterest-earning assets	45,149			44,973				28,455

Total assets	$1,301,765			$1,173,863				1,032,367

Interest-bearing liabilities:
Demand and money market accounts	76,758	899	1.17	$88,324	884		1.00	$65,636	696		1.06
Savings accounts	27,944	122	0.44	22,675	113		0.50	20,401	150		0.74
Certificates of deposit	954,322	32,068	3.36	847,126	29,084		3.43	772,862	31,496		4.08

Total interest-bearing deposits	1,059,024	33,089	3.12	958,125	30,081		3.14	858,899	32,342		3.77
Mortgagor’s escrow accounts	5,579	196	3.51	5,624	242		4.29	6,140	317		5.16
Advances from the Federal Home Loan Bank and Federal funds purchased	74,785	2,783	3.72	65,237	2,109		3.23	46,866	1,800		3.84

Total interest-bearing liabilities	1,139,388	36,068	3.17	1,028,986	32,432		3.15	911,905	34,459		3.78

Noninterest-bearing liabilities	34,351			25,680				11,445

Total liabilities	1,173,739			1,054,666				923,350
Equity	128,026			119,197				109,017

Total liabilities and equity	$1,301,765			$1,173,863				$1,032,367

Net interest income		$38,139			$33,656				$31,993

Net interest rate spread (2)			2.74%				2.70%				2.84%
Net interest-earning assets (3)	$117,288			$99,904				$92,007

Net interest margin (4)			3.04%				2.98%				3.19%
Average interest-earning assets to average interest-bearing liabilities			110.29%				109.71%				110.09%

(1)	Includes net deferred loan fee amortization income of $932,000, $1,008,000 and $930,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Average balance of available for sale securities is based on amortized historical cost.

(6)	Interest income from tax exempt securities is not significant to total interest income, therefore, interest and yield on interest earnings assets is not stated on a tax equivalent basis.

Rate/Volume Analysis
     The following table sets forth the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Years Ended June 30,			Years Ended June 30,
	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
			(In Thousands)
Interest and dividend income:
Loans receivable(1) (2)	$8,811	$(567)	$8,244	$5,625	$(7,909)	$(2,284)
Securities interest and income from other earning assets(3)	(590)	465	(126)	1,596	325	1,921

Total interest-earning assets	8,221	(102)	8,118	7,221	(7,584)	(363)

Interest expense:
Demand and Money Market accounts	(124)	139	15	229	(40)	189
Savings accounts	24	(15)	9	15	(52)	(37)
Certificates of deposit	3,613	(630)	2,982	2,846	(5,259)	(2,411)

Total interest-bearing deposits	3,513	(506)	3,006	3,090	(5,351)	(2,259)
FHLB Advances	(1,128)	1,802	674	626	(317)	309
Other interest-bearing liabilities	(2)	(43)	(45)	(25)	(51)	(76)

Total interest-bearing liabilities	2,383	1,253	3,635	3,691	(5,719)	(2,026)

Net change in interest income	$5,838	$(1,355)	$4,483	$3,530	$(1,865)	$1,663

(1)	Includes net deferred loan fee amortization income of $932,000, $1,008,000 and $930,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

(2)	Non-accrual loans have been included in average loans receivable balance.

(3)	Average balance of available for sale securities is based on amortized historical cost.
Comparison of Operating Results for the Years Ended June 30, 2005 and June 30, 2004
     General. Net income decreased $1.5 million, or 13.9%, to $9.1 million in fiscal 2005 from $10.6 million for fiscal 2004. The decrease in net income resulted primarily from the establishment of an accrual related to a dispute with the Wisconsin Department of Revenue, which reduced net income for fiscal 2005 by $2.0 million. The accrual was initially established in the 3rd quarter of fiscal 2005 as the direct result of a general settlement agreement offered by the Department of Revenue in a letter dated July 27, 2004, which requested a response by September 10, 2004. While numerous Wisconsin financial institutions have negotiated and accepted settlement agreements with the Department of Revenue, Wauwatosa Savings has neither accepted, rejected, nor offered an alternate settlement as of this time.

     Interest Income. Interest income increased by $8.1 million, or 12.3%, to $74.2 million for fiscal 2005 from $66.1 million for fiscal 2004. The increase in interest income resulted from a 6 basis point increase in the average yield on interest-earning assets to 5.9% for fiscal 2005 from 5.9% for fiscal 2004, and by an increase in average interest-earning assets to $1.3 billion for fiscal 2005 from $1.1 billion for fiscal 2004. The increase in average yield reflected the increase in market interest rates generally from fiscal 2004 through fiscal 2005. The increase in average interest-earning assets reflected continued strong demand for mortgage loans in a low interest rate environment.
     Interest Expense. Total interest expense increased by $3.7 million, or 11.4%, to $36.1 million for fiscal 2005 from $32.4 million for fiscal 2004. The increase in total interest expense resulted from a 2 basis point increase in the average cost of interest-bearing liabilities to 3.17% for fiscal 2005 from 3.2% for fiscal 2004, and by a $110.4 million, or 10.7%, increase in average interest-bearing liabilities to $1.1 billion for fiscal 2005 from $1.0 billion for fiscal 2004. The increase in the average cost of interest-bearing liabilities primarily reflected the increase in market interest rates generally which resulted in higher rates offered on all deposit account products, especially time accounts or certificates of deposit.
     Net Interest Income. Net interest income increased $4.5 million, or 13.3%, to $38.1 million for fiscal 2005 from $33.7 million for fiscal 2004 and a 4 basis point increase in the net interest rate spread to 2.74% for fiscal 2005 from 2.70% for fiscal 2004. The increase in net interest income is the direct result of the 14.4% increase in average loans receivable for the period partially offset by the 18.8% decrease in available for sale securities.
     Provision for Loan Losses. Management provided $1.2 million for loan losses for fiscal 2005, compared to a provision of $860,000 for fiscal 2004. The provision increased as a result of an increase both in the loan portfolio as well as a significant and sustained increase in classified loans from $3.9 million at June 30, 2004 to $11.2 million at June 30, 2005. The allowance for loan losses totaled $4.6 million, or 0.4% of total loans at June 30, 2005, compared to $3.4 million, or 0.3% of total loans, at June 30, 2004.
     Noninterest Income. Noninterest income increased by $276,000, or 9.1%, to $3.3 million for fiscal 2005 from $3.0 million for fiscal 2004. The increase in noninterest income resulted primarily from a $488,000 net gain from the sales of land and building in fiscal 2005. There was no comparable transactions in the prior fiscal year. Noninterest income from the increase in cash surrender value of life insurance was lower in 2005 by $365,000.
     Noninterest Expense. Noninterest expense increased by $3.2 million, or 15.7%, to $23.6 million for fiscal 2005 from $20.4 million for fiscal 2004. The primary reasons for the increase in noninterest expense were increases in salary and employee benefits and charitable contributions. Salaries and employee benefits expenses increased by $671,000, or 6.2%, to $11.4 million for fiscal 2005 from $10.8 million for fiscal 2004. The increase was primarily the result of increases in staff members needed to sustain growth, annual salary increases for existing staff and higher pension plan expenses. Charitable contributions increased by $1.1 million, or 111.4%, to $2.1 million in fiscal 2005 as compared to $988,000 in fiscal 2004.

     Income Tax Expense. Income tax expense increased to $7.5 million for the year ended June 30, 2005 from $4.9 million for the year ended June 30, 2004. The higher income tax expense was the direct result of the establishment of an accrual related to a dispute with the Wisconsin Department of Revenue, which increased net income taxes for fiscal 2005 by $2.0 million plus the effect of the $1.2 million, or 7.7% increase in income before income taxes. The effective tax rate was 45.2% for 2005 compared to 31.5% for 2004.
Comparison of Operating Results for the Years Ended June 30, 2004 and June 30, 2003
     General. Net income decreased $521,000, or 4.7%, to $10.6 million in fiscal 2004 from $11.1 million for fiscal 2003. The decrease in net income resulted from an increase in higher noninterest expense of $2.8 million, or 15.7%, to $20.4 million for fiscal 2004 from $17.6 million for fiscal 2003. The increase in noninterest expense was partially offset by an increase in net interest income of $1.7 million, or 5.2%, to $33.7 million for fiscal 2004 from $32.0 million for fiscal 2003 and a related decrease in income tax expense of $879,000, or 15.3%, to $4.8 million from $5.7 million for fiscal 2003.
     Interest Income. Interest income decreased by $363,000, or 0.5%, to $66.1 million for fiscal 2004 from $66.5 million for fiscal 2003. The decrease in interest income resulted from a 77 basis point decrease in the average yield on interest-earning assets to 5.85% for fiscal 2004 from 6.62% for fiscal 2003, which was only partially offset by an increase in average interest-earning assets to $1.1 billion for fiscal 2004 from $1.0 billion for fiscal 2003. The decrease in average yield reflected the decrease in market interest rates generally from fiscal 2003 through fiscal 2004. The increase in average interest-earning assets reflected continued strong demand for mortgage loans in a low interest rate environment.
     Interest Expense. Total interest expense decreased by $2.0 million, or 5.9%, to $32.4 million for fiscal 2004 from $34.5 million for fiscal 2003. The decrease in total interest expense resulted from a 63 basis point decrease in the average cost of interest-bearing liabilities to 3.15% for fiscal 2004 from 3.8% for fiscal 2003, which was only partially offset by a $117.1 million, or 12.8%, increase in average interest-bearing liabilities to $1.0 billion for fiscal 2004 from $911.9 million for fiscal 2003. The decrease in the average cost of interest-bearing liabilities primarily reflected the continued decline in market interest rates generally which resulted in lower rates offered on all deposit account products, especially time accounts or certificates of deposit.
     Net Interest Income. Net interest income increased $1.7 million, or 5.2%, to $33.7 million for fiscal 2004 from $32.0 million for fiscal 2003 in spite of a 14 basis point decline in the net interest rate spread to 2.7% for fiscal 2004 from 2.8% for fiscal 2003. The increase in net interest income is the direct result of the 9.3% increase in average loans receivable for the period plus the 69.4% increase in available for sale securities.
     Provision for Loan Losses. Management provided $860,000 for loan losses for fiscal 2004, compared to a provision of $520,000 for fiscal 2003. The provision increased as a result of an increase both in the loan portfolio as well as an increase in actual net chargeoffs of

$423,000 in fiscal 2004. At June 30, 2004, the allowance for loan losses totaled $3.4 million, or 0.3% of total loans, compared to $3.2 million, or 0.3% of total loans, at June 30, 2003.
     Noninterest Income. Noninterest income increased by $42,000, or 1.4%, to $3.0 million for fiscal 2004 from $3.0 million for fiscal 2003. The increase in cash surrender value of life insurance totaling $1.0 million in fiscal 2004 was $387,000 higher than the prior fiscal year. Wauwatosa Savings purchased policies totaling $13 million in February 2003 generating other income for the remaining five months of fiscal 2003 and all 12 months of fiscal 2004.
     Service charges and fees decreased $363,000 or 24.1% to $1.1 million for fiscal 2004 compared to $1.5 million for fiscal 2003. Wauwatosa Savings’ most recent refinancing wave peaked in fiscal 2003.
     Noninterest Expense. Noninterest expense increased by $2.8 million, or 15.7%, to $20.4 million for fiscal 2004 from $17.6 million for fiscal 2003. The primary reasons for the increase in noninterest expense were increases in salary and employee benefits and occupancy expenses. Salaries and employee benefits expenses increased by $2.1 million, or 23.3%, to $10.8 million for fiscal 2004 from $8.7 million for fiscal 2003. The increase was primarily the result of higher salaries, staff increases, and higher health insurance expenses. Occupancy and equipment expenses increased by $936,000, or 36.9%, to $3.5 million for fiscal 2004 from $2.5 million for fiscal 2003. The increase was primarily the result of opening a new branch office in Oconomowoc, Wisconsin in mid-2003 and the establishment of a non-retail, corporate center leased in November 2002 and opened in April 2003.
     Income Tax Expense. Income tax expense decreased to $4.9 million for the year ended June 30, 2004 from $5.7 million for the year ended June 30, 2003. The lower income tax expense was the direct result of the overall decline in income before taxes plus the effect of the non-taxable income from the increase in cash value of life insurance. The effective tax rate was 31.5% for 2004 compared to 34.1% for 2003.
Liquidity and Capital Resources
     We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Our liquidity ratio averaged 1.4% and 2.8% for the years ended June 30, 2005 and 2004, respectively. The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans. We also adjust liquidity as appropriate to meet asset and liability management objectives. The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the full Asset/Liability Committee. Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators. Regulatory liquidity, as required by the Wisconsin Department of Financial Institutions, is based on current liquid assets as a percentage of the prior month’s average deposits and short-term borrowings. Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings. Wauwatosa Savings primary and total regulatory liquidity at June 30, 2005 was 4.4% and 9.6%, respectively.
     Our primary sources of liquidity are deposits, amortization and prepayment of loans, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. Additional sources of liquidity used for the purpose of managing long- and short-term cash flows include $45 million in Federal funds lines of credit with three commercial banks and advances from the Federal Home Loan Bank of Chicago. Internal policy limits reliance on Federal Home Loan Bank advances to 15% of total deposits.
     A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2005 and 2004, respectively, $20.5 million and $19.4 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, Federal funds purchased and advances from the Federal Home Loan Bank of Chicago.
     Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
     During the years ended June 30, 2005 and 2004, our loan originations, net of collected principal, totaled $153.1 million and $127.6 million, respectively, reflecting net growth in our portfolio due to a continued low interest rate environment and strong housing market. Cash received from the calls and maturities of debt and mortgage-related securities totaled $46.5 million and $51.3 million for the years ended June 30, 2005 and 2004, respectively. We purchased $34.2 million and $71.3 million in available-for-sale debt and mortgage-related securities during the years ended June 30, 2005 and 2004, respectively. We sold $5.6 million and $7.1 million in available-for-sale debt and mortgage-related securities during the years ended June 30, 2005 and 2004, respectively.
     Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net increases in total deposits were $93.2 million and $126.1 million for the years ended June 30, 2005 and 2004, respectively.
     Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds. At June 30, 2005, we had $93.1 million in advances from the Federal Home Loan Bank of Chicago, of which $38 million was due within 12 months, and an additional available borrowing limit of

$302.8 million based on collateral requirements of the Federal Home Loan Bank of Chicago. Internal policies limit borrowings to 15% of total deposits, or $169.3 million at June 30, 2005.
     At June 30, 2005, we had outstanding commitments to originate loans of $143.1 million and unfunded commitments under lines of credit and standby letters of credit of $31.6 million. At June 30, 2005, certificates of deposit scheduled to mature in less than one year totaled $612.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
     Wauwatosa Savings has various financial obligations, including contractual obligations and commitments that may require future cash payments.
     The following tables present information indicating various non-deposit contractual obligations and commitments of Wauwatosa Savings as of June 30, 2005 and the respective maturity dates.
Contractual Obligations

			More	More
			Than	Than
			One	Three
		One	Year	Years	Over
		Year	Through Three	Through	Five
	Total	or Less	Years	Five Years	Years
	(In Thousands)
Federal Home Loan Bank advances(1)	$93,162	$35,000	$53,162	$5,000	$—
Operating leases(2)	359	212	110	37	—
Capital lease	4,800	300	600	3,900	—
Salary continuation agreements	4,033	506	982	1,152	1,393

Total Contractual Obligations	$102,354	$36,018	$54,854	$10,089	$1,393

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans. Excludes interest which will accrue on the advances.

(2)	Represents non-cancelable operating leases for offices.

     The following table details the amounts and expected maturities of significant off-balance sheet commitments as of June 30, 2005.
Other Commitments

			More	More
			Than	Than
			One	Three
			Year	Years
			Through	Through	Over
		One Year	Three	Five	Five
	Total	or Less	Years	Years	Years
	(In Thousands)
Real estate loan commitments(1)	$65,566	$65,566	$—	$—	$—
Unused portion of home equity lines of credit(2)	30,253	30,253	—	—	—
Unused portion of construction loans(3)	77,484	77,484	—	—	—
Standby letters of credit	1,374	810	564	—	—

Total Other Commitments	$174,677	$174,113	$564	$—	$—

General:	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.

(1) Commitments for loans are extended to customers for up to 180 days after which they expire.

(2) Unused portions of home equity loans are available to the borrower for up to 10 years.

(3) Unused portions of construction loans are available to the borrower for up to 1 year.
Impact of Recent Accounting Pronouncements
     In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF” No. 03-01). The disclosure for Wauwatosa Savings’ June 30, 2005 and 2004 consolidated financial statements are included therein. In September 2004, the Financial Accounting Standards Board (the “FASB”) voted to delay the effective date of paragraph 16 of EITF 03-1. The delay applies to both debt and equity securities, and specifically applies to impairments caused by interest rate and sector spreads, and to the requirements that a company declare its intent to hold the security to recovery in order to avoid recognizing an other than-temporary impairment charge through earnings. The FASB intends to issue implementation guidance on this topic. Once issued, we will evaluate the impact on our consolidated financial statements.
     In March 2004, the SEC issued Staff Accounting Bulletin No. 105 (“SAB 105”), Application of Accounting Principles to Loan Commitments, which provides guidance regarding loan commitments that are accounted for as derivatives instruments. In the bulletin, the SEC determined that a loan commitment for which the interest rate has been locked should be valued at zero at inception. The adoption of SAB 105 did not have a material impact on the Wauwatosa Savings results of operations, financial position or liquidity.
     In December 2004, the FASB issue SFAS No. 123 (revised December 2004), Share-Based Payment, which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based upon the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces FASB Statement 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) will be effective for Wauwatosa Holdings for all awards issued on or after the reorganization, and will affect any unvested awards at or following the reorganization. SFAS No. 123(R) will impact compensation expense for any awards granted. SFAS No. 123(R) has not historically been applied to Wauwatosa Savings. There was no stock compensation expense in the historical financial statements because of the Wauwatosa Savings mutual organizational structure.
Impact of Inflation and Changing Prices
          The financial statements and accompanying notes of Wauwatosa Savings have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.
Risk Factors

          In addition to the various factors discussed above, you should consider carefully the following risk factors when evaluating Wauwatosa Holdings’ performance and outlook.
Risks Associated With the Business of Wauwatosa Savings
     Changing Interest Rates May Hurt Our Profits.
          Interest rates were recently at historically low levels. However, from June 30, 2004 until the date of this report, the U.S. Federal Reserve has increased its target for the federal funds rate ten times from 1.25% to 3.75%. If interest rates continue to rise, and if our cost of deposits and borrowings reprice upwards faster than the interest income we receive on our loans and investments, we would experience compression of our net interest margin, which would have a negative effect on our profitability. Specifically, at June 30, 2005, certificate of deposit accounts totaling $612.8 million will mature within one year. As these deposits mature, our cost of funds will increase if market interest rates are higher, resulting in a reduction in our net interest income. Increases in market rates do not affect the Wauwatosa Savings mortgage loan portfolio as quickly as they affect certificates of deposit. In a rising interest rate environment, the average lives of mortgage loans and mortgage-related securities extend, resulting in a longer period over which the lower rate is earned, thus negatively impacting net interest income. Furthermore,

Wauwatosa Savings has historically not raised the rates on its adjustable rate mortgage loans secured by one- to four-family owner-occupied residences, even though it reserves the right to do so, thus foregoing additional net interest income.
We Have Opened New Branches and Expect to Open Additional New Branches Which Will Reduce Our Profitability In the Near Term as They Generate New Deposit and Loan Portfolios.
          Wauwatosa Savings opened new branch offices in Oconomowoc in 2003 and Pewaukee in 2004. Wauwatosa Savings intends to continue to expand through de novo branching. The expense associated with building and staffing new branches will significantly increase our noninterest expenses, with compensation and occupancy costs constituting the largest amount of increased costs. Losses are expected from these new branches for some time as the expenses associated with them are largely fixed and are typically greater than the income earned as the branches build up their customer base. Wauwatosa Savings management has projected that it will take a full 36 months for a new branch to become profitable. There can be no assurance that our branch expansion will result in increased earnings, or that it will result in increased earnings within a reasonable period of time. We expect that the success of our branching strategy will depend largely on the ability of our staff to market the deposit and loan products offered at the branches. Depending upon locating acceptable sites, we anticipate opening one or two branches in each of the next several years.
Wisconsin Tax Developments Could Reduce Our Net Income.
          Like many financial institutions located in Wisconsin, Wauwatosa Savings transferred investment securities and mortgage loan participations to a wholly-owned subsidiary located in Nevada. Because the subsidiary holds and manages those assets and is located in the state of Nevada, income from its operations has not been subject to Wisconsin taxation. The investment subsidiary has not filed returns with, or paid income or franchise taxes to, Wisconsin. The Wisconsin Department of Revenue (the “Department”) recently implemented a program to audit Wisconsin financial institutions which have formed and contributed assets to subsidiaries located outside of Wisconsin, and the Department has generally indicated that it may assess franchise taxes on the income of the out-of-state investment subsidiaries of Wisconsin financial institutions. However, the Department has not yet asserted a claim or issued an assessment against Wauwatosa Savings. Wauwatosa Savings is currently being audited by the Department for the years 1998 through 2003.
          Prior to the formation of the investment subsidiary, Wauwatosa Savings sought and obtained private letter rulings from the Department confirming that the Nevada subsidiary’s income would not be taxed in Wisconsin. Wauwatosa Savings believes that it has complied in all respects with Wisconsin law and the private rulings received from the Department. Should a Wisconsin tax assessment be issued, Wauwatosa Savings intends to defend its position through the available administrative appeals process at the Department and through other judicial remedies if necessary. Although Wauwatosa Savings will oppose any such assessment, there can be no assurance that the Department will not be successful in whole or in part in its efforts to tax the income of Wauwatosa Savings’ Nevada investment subsidiary. During the year ended June

30, 2005, Wauwatosa Savings accrued an estimated state liability, including interest, of $3.1 million for its estimate of the probable assessment amount on the basis of facts known at that time. A deferred tax benefit of $1.1 million was also established as a result of this accrual. Wauwatosa Savings intends to continue accruing state income taxes on future investment subsidiary earnings consistent with the accrual previously described until such time as the dispute is resolved.
          Depending upon the terms and circumstances, an adverse resolution of these matters could result in additional Wisconsin tax obligations for prior periods and/or higher Wisconsin taxes going forward, with a substantial negative impact on the earnings of Wauwatosa Holdings. We may also need to incur costs in the future to address any action taken against us by the Wisconsin Department of Revenue.
If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.
          We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loss and delinquency experience on different loan categories and we evaluate existing economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance which would decrease our net income. Although we are unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, it may need to be increased further in the future due to our emphasis on loan growth and on increasing our portfolio of commercial real estate loans.
          In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, although we are unaware of any reason for them to do so at the present time. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations and financial condition.
If Economic Conditions Deteriorate, Our Results of Operations and Financial Condition Could Be Adversely Affected as Borrowers’ Ability to Repay Loans Declines and the Value of the Collateral Securing Our Loans Decreases.
          Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. At June 30, 2005, loans secured by real estate represented 99.9% of our total loans, substantially all of which are secured by properties located in Southeastern Wisconsin. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.
A Large Portion of Our Loan Portfolio Is Relatively Unseasoned Over Four-Family Loans, Which May Be Individually Riskier Than One- To Four-Family Loans.
          One of the drivers of our recent loan portfolio growth is an increase in the amount of our over four-family loans. Loans secured by over four-family real estate generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by over four-family properties are often dependent on successful operation or management of the properties and the cash flow received from rents, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. As the amount of our over four-family loans increases, we will also increase our allowance for loan losses. If borrowers default on their over four-family loans, our provision for loan losses may be inadequate, and such defaults may adversely affect the profitability of Wauwatosa Savings.
Strong Competition Within Our Market Area May Limit Our Growth and Profitability.
          Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we have and offer certain services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by our competitors may limit our ability to increase our interest earning assets
We Operate in a Highly Regulated Environment and We May Be Adversely Affected by Changes in Laws and Regulations.
          We are subject to extensive regulation, supervision and examination by the Wisconsin Department of Financial Institutions, as our chartering authority, by the Federal Deposit Insurance Corporation, as insurer of deposits, and by the Federal Reserve Board as regulator of our two holding companies. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on our operations.

Risks Related to Our Stock
The Implementation of Our Stock Benefit Plans Will Increase Our Costs, Which Will Reduce Our Income.
          We anticipate that our employee stock ownership plan will purchase in the open market following the reorganization an amount up to 8% of the total of the shares sold in the offering and those contributed to the charitable foundation. The purchases will be funded through borrowings from Wauwatosa Holdings. The cost of acquiring the shares of common stock for the employee stock ownership plan will be approximately $8.5 million assuming that our common stock can be purchased at the $10.00 per share offering price, and may be more if open market purchases following the reorganization are at prices higher than the $10.00 per share offering price. We will record annual employee stock ownership plan expenses in an amount equal to the fair value of shares of common stock committed to be released to employees as the loan is repaid. If the common stock appreciates in value over time, compensation expense relating to the employee stock ownership plan will increase.
          We also intend to ask shareholders to approve a recognition and retention plan and a stock option plan after the reorganization. We intend to grant awards under one or more stock benefit plans, including the recognition and retention plan and stock option plan, in an amount up to 14% of the number of shares of common stock held by persons other than Lamplighter Financial, MHC. The number of options granted or shares awarded under any initial stock option plan or recognition and retention plan may not exceed 10% and 4%, respectively, of the number of shares of common stock held by persons other than Lamplighter Financial, MHC, if such plans are adopted within one year from the date of completion of the offering. However, these limits may not apply to plans adopted after one year from the date of the completion of the offering, and larger grants would increase our costs further. The recognition and retention plan and stock option plan cannot be implemented until at least six months after the offering, and if they are adopted within 12 months after the offering, they will be subject to certain additional restrictions regarding vesting and allocation of awards and in addition to being approved by a majority of voting shareholders, must be approved by the holders of a majority of the outstanding shares of Wauwatosa Holdings other than Lamplighter Financial, MHC.
          In the event that a portion of the shares used to fund the recognition and retention plan and/or satisfy the exercise of options from our stock option plan, is obtained from authorized but unissued shares, the issuance of additional shares will decrease our net income per share and shareholders’ equity per share.
The Implementation of Our Stock-Based Benefit Plans Also May Dilute Your Ownership Interest.
          We intend to adopt a stock option plan and recognition and retention plan following the reorganization. These stock benefit plans will be funded either through open market purchases, if permitted, or from the issuance of authorized but unissued shares. Shareholders would experience a reduction in ownership interest (including shares held by Lamplighter Financial, MHC) totaling 4.2% in the event newly issued shares are used to fund the exercise of stock options under the stock option plan and awards made under the recognition and retention plan in an amount equal to 10% and 4%, respectively, of the total of the shares sold in the offering and those contributed to the charitable foundation.
Our Return on Equity Will Be Low Compared to Other Financial Institutions. This Could Negatively Affect the Trading Price of Our Common Stock.
          Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. We expect our return on equity to remain below the industry average until we are able to leverage our increased equity from the offering. Our return on equity will be reduced not only as a result of the capital raised in the offering, but also by higher expenses from the costs of being a public company and added expenses associated with our employee stock ownership plan and stock plans that we intend to establish in the future. We will initially invest the net proceeds obtained in the offering in cash, cash equivalents, and investments, which generally carry lower interest rates, until we can deploy some of those funds into higher interest rate loans. Until we can increase our net interest income and noninterest income, we expect our return on equity to be below the industry average, which may reduce the value of our common stock.
Our Shareholders Will Own a Minority of Wauwatosa Holdings’ Common Stock and Will Not Be Able to Exercise Voting Control Over Most Matters Put to a Vote of Shareholders.
          Public shareholders will own a minority of the outstanding shares of Wauwatosa Holdings common stock. As a result, shareholders other than Lamplighter Financial, MHC will not be able to exercise voting control over most matters put to a vote of shareholders. Lamplighter Financial, MHC will own a majority of Wauwatosa Holdings’ common stock after the offering and, through its Board of Directors, will be able to exercise voting control over most matters put to a vote of shareholders, including possible acquisitions. The same directors who will govern Wauwatosa Holdings and Wauwatosa Savings also will govern Lamplighter Financial, MHC. The only matters as to which shareholders other than Lamplighter Financial, MHC will be able to exercise voting control are those requiring a majority or other portion of disinterested or non-Lamplighter Financial, MHC shareholders, such as any proposal to implement a recognition and retention stock plan or stock option plan following the completion of the offering.
Our Stock Value May be Negatively Affected by Regulations Restricting Takeovers and our Mutual Holding Company Structure.
          The Mutual Holding Company Structure May Impede Takeovers. Lamplighter Financial, MHC, as the majority shareholder of Wauwatosa Holdings, will be able to control the outcome of most matters presented to shareholders for their approval, including a proposal to acquire Wauwatosa Holdings. Accordingly, Lamplighter Financial, MHC may prevent the sale of control or merger of Wauwatosa Holdings or its subsidiaries even if such a transaction were favored by a majority of the public shareholders of Wauwatosa Holdings and/or shareholders would receive a premium for their shares. Also, the Articles of Incorporation of Lamplighter Financial, MHC contain several provisions which make such a transaction more difficult to achieve than otherwise.
          Federal and Wisconsin Regulations Restricting Takeovers. The Change in Bank Control Act and the Bank Holding Company Act together with Federal Reserve Board regulations promulgated under those laws, require that a person obtain the consent of the Federal Reserve Board before attempting to acquire control of a bank holding company. In addition, the Wisconsin Business Corporation Law, as well as the articles of incorporation and bylaws of Wauwatosa Holdings, contain various provisions that may have anti-takeover effects.
If We Declare Dividends on Our Common Stock, Lamplighter Financial, MHC Will be Prohibited From Waiving the Receipt of Dividends by Current Federal Reserve Board Policy.
          Wauwatosa Holdings’ Board of Directors will have the authority to declare dividends on our common stock, subject to statutory and regulatory requirements. If Wauwatosa Holdings pays dividends to its shareholders, it also will be required to pay dividends to Lamplighter Financial, MHC, unless Lamplighter Financial, MHC is permitted by the Federal Reserve Board to waive the receipt of dividends. The Federal Reserve Board’s current position is to not permit a bank holding company to waive dividends declared by its subsidiary. Accordingly, because dividends will be required to be paid to Lamplighter Financial, MHC along with all other shareholders, the amount of dividends available for all other shareholders will be less than if Lamplighter Financial, MHC were permitted to waive the receipt of dividends.
The Issuance of Shares to the Charitable Foundation Will Dilute Your Ownership Interests and Adversely Affect Net Income.
          In connection with the stock offering, we intend to make a contribution to the Wauwatosa Savings Bank Fund of the Waukesha County Community Foundation in the form of shares of Wauwatosa Holdings common stock. We will contribute 556,442 shares of common stock to the charitable foundation at the adjusted maximum of the offering, which equals 5.50% of the shares of common stock to be sold in the offering, representing 1.65% of all shares issued and outstanding after the offering. The contribution will also have an adverse effect on our net income for the quarter and year in which we make the issuance and contribution to the charitable foundation. The after-tax expense of the contribution will reduce net income by approximately $3.5 million at the adjusted maximum of the offering range. Persons purchasing shares in the offering will have their ownership and voting interests in Wauwatosa Holdings diluted by 5.2% due to the issuance of additional shares of common stock to the charitable foundation.
There Will be a Limited Trading Market in Our Common Stock, Which Will Hinder Your Ability to Sell Our Common Stock and May Lower the Market Price of the Stock.
          Wauwatosa Holdings has never issued stock and, therefore, there is no current trading market for the shares of common stock. We expect that our common stock will be quoted on the Nasdaq National Market under the symbol “WAUW”. There is no guarantee that an active and liquid trading market in shares of our common stock will develop. Persons purchasing shares may not be able to sell their shares when they desire if a liquid trading market does not develop or sell them at a price equal to or above the initial purchase price of $10.00 per share even if a liquid trading market develops. This limited trading market for our common stock may reduce the market value of the common stock and make it difficult to buy or sell our shares on short notice.
We Will Need to Manage Costs to Implement Additional Finance and Accounting Systems, Procedures and Controls in Order to Satisfy Our New Public Company Reporting Requirements.
          As a result of the completion of our reorganization, we will become a public reporting company. The federal securities laws and the regulations for the Securities and Exchange Commission require that we file annual, quarterly and current reports and that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We expect that the obligations of being a public company, including substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. These obligations will increase our operating expenses and could divert our management’s attention from our operations. Compliance with the Sarbanes-Oxley Act of 2002, particularly Section 404 of the Sarbanes-Oxley Act regarding required internal controls and procedures, and the related rules and regulations of the Securities and Exchange Commission will require us to reinforce our internal controls and procedures and reevaluate our accounting systems. In addition, we will need to hire additional internal audit, compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. Failure to comply with these standards may affect the market for, and price of, our shares.
We Have Broad Discretion in Allocating the Proceeds of the Offering. Our Failure to Effectively Utilize Such Proceeds Could Reduce Our Profits.
          Wauwatosa Holdings intends to retain 50% of the net proceeds from the offering and contribute the remainder of the net proceeds of the offering to Wauwatosa Savings. Wauwatosa Holdings will use a portion of the net proceeds it retains to lend to the employee stock ownership plan and may use the remaining net proceeds to pay dividends to shareholders, repurchase shares of common stock, purchase investment securities, acquire other financial services companies or for other general corporate purposes. Wauwatosa Savings may use the proceeds it receives to fund new loans, establish or acquire new branches, purchase investment securities, or for general corporate purposes. We have not, however, allocated specific amounts of proceeds for any of these purposes and we will have significant flexibility in determining the amount of net proceeds we apply to different uses and the timing of such applications. Although we are not aware of any reason why we should not be able to utilize these funds effectively in a timely manner, our failure to do so could reduce our profitability.

Quarterly Financial Information
     The following table sets forth certain unaudited quarterly data for the periods indicated:

	Quarter Ended
	September 30	December 31	March 31	June 30
	(In thousands, except per share amounts)
2005 (unaudited)
Interest income	$17,642,800	$18,909,023	$18,383,909	$19,271,141
Interest expense	8,441,086	8,848,841	8,998,795	9,779,111

Net interest income	9,201,714	10,060,182	9,385,114	9,492,030
Provision for loan losses	117,530	245,693	900,598	(25,857)

Net income after provision for loan losses	9,084,184	9,814,489	8,484,516	9,517,887
Total noninterest income	1,256,283	756,839	600,822	696,943
Total noninterest expense	5,092,164	7,169,970	5,432,772	5,881,406

Income before income taxes	5,248,303	3,401,358	3,652,566	4,333,424
Income taxes	1,794,000	1,070,000	3,062,349	1,593,651

Net income	$3,454,303	$2,331,358	$590,217	$2,739,773

2004(unaudited)
Interest income	$16,368,683	$16,267,819	$16,452,084	$16,999,770
Interest expense	8,202,066	8,054,515	8,037,729	8,138,232

Net interest income	8,166,617	8,213,304	8,414,355	8,861,538
Provision for loan losses	60,055	126,666	336,950	336,486

Net income after provision for loan losses	8,106,562	8,086,638	8,077,405	8,525,052
Total noninterest income	993,446	651,978	695,480	694,342
Total noninterest expense	4,829,352	5,284,825	5,257,029	5,012,376

Income before income taxes	4,270,656	3,453,791	3,515,856	4,207,018
Income taxes	1,305,000	1,072,000	1,105,000	1,381,000

Net income	$2,965,656	$2,381,791	$2,410,856	$2,826,018

Recent Accounting Developments
     We discuss recent accounting changes in the “Notes to Consolidated Financial Statement—Note 1. Summary of Significant Accounting Policies—Recent Accounting Changes.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Management of Market Risk
     General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, Wauwatosa Savings’ Board of Directors has established an Asset/Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee meets at least weekly to review our asset/liability policies and interest rate risk position, which are evaluated quarterly.
     We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, we have implemented the following strategies to manage our interest rate risk: (i) emphasized variable rate loans including variable rate one- to four-family, and commercial loans as well as three to five year commercial balloon loans, (ii) reducing and shortening the expected average life of the investment portfolio, and (iii) whenever possible, lengthening the term structure of our deposit base and our borrowings from the Federal Home Loan Bank of Chicago. These measures should serve to reduce the volatility of our net interest income in different interest rate environments.
     Income Simulation. Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time. At least quarterly we review the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2005 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely result in an increase to our liability sensitive position.

Percentage
Increase (Decrease) in Estimated Net
Annual Interest Income
Over 24 Months
300 basis point increase in rates	(14.42)%
200 basis point increase in rates	(9.04)
100 basis point increase in rates	(3.16)
100 basis point decrease in rates	4.86
     Wauwatosa Savings’ Asset/Liability policy limits projected changes in net average annual interest income to a maximum variance of (10%) to (50%) for various levels of interest rate changes measured over a 24-month period when compared to the flat rate scenario. In addition, projected changes in the capital ratio are limited to (.15%) to (1.00%) for various levels of changes in interest rates when compared to the flat rate scenario. These limits are re-evaluated on a periodic basis and may be modified, as appropriate. Because our balance sheet is liability sensitive, income is projected to decrease proportionately with increases in interest rates. At June 30, 2005, a 300 basis point immediate and instantaneous increase in interest rates had the effect of reducing forecast net interest income by 14.42% while a 100 basis point decrease in rates had the affect of increasing net interest income by 4.86%. At June 30, 2005, a 300 basis point immediate and instantaneous increase in interest rates had the affect of reducing the forecast return on assets by 0.26% while a 100 basis point decrease in rates had the affect of increasing the return on assets by 0.09%. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Board of Directors
Wauwatosa Savings Bank:
     We have audited the accompanying consolidated statements of financial condition of Wauwatosa Savings Bank and subsidiaries (the Bank) as of June 30, 2005 and 2004, and the related consolidated statements of income, equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of June 30, 2005 and 2004, and the results of its operations and its cash flows for years then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Milwaukee, Wisconsin

September 15, 2005

Report on Consolidated Financial Statements
Board of Directors
Wauwatosa Savings Bank:
     We have audited the accompanying consolidated statements of income, equity, and cash flows of Wauwatosa Savings Bank (the Bank) for the year ended June 30, 2003. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Bank’s operations and its cash flows for the year ended June 30, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin August 8, 2003

Wauwatosa Savings Bank
Consolidated Statements of Financial Condition
June 30, 2005 and 2004

	June 30,
	2005	2004
Assets
Cash	$10,106,876	11,116,357
Federal funds sold	8,779,591	7,974,914
Short term investments	1,580,688	300,398

Cash and cash equivalents	20,467,155	19,391,669

Securities available-for-sale (at fair value):
Mortgage-related securities	53,444,978	77,818,962
Debt securities	30,546,421	21,729,911

Loans receivable	1,218,166,886	1,066,972,029
Allowance for loan losses	4,606,309	3,378,037

Loans receivable, net	1,213,560,577	1,063,593,992

Office properties and equipment, net	24,017,859	15,894,428
Federal Home Loan Bank stock	14,096,800	13,321,500
Foreclosed properties	475,495	770,309
Accrued interest receivable	1,145,486	915,984
Cash surrender value of life insurance	22,078,473	20,980,507
Prepaid expenses and other assets	6,298,690	5,667,170

Total assets	$1,386,131,934	1,240,084,432

Liabilities and Equity
Liabilities:
Demand deposits	$18,815,534	15,923,188
Interest-bearing demand deposits	82,045,453	83,258,898
Money market and savings deposits	27,116,712	28,474,441
Time deposits	1,000,812,840	907,931,420

Total deposits	1,128,790,539	1,035,587,947

Federal Home Loan Bank advances short-term	35,000,000	25,000,000
Federal Home Loan Bank advances long-term	58,162,292	35,000,000
Advance payments by borrowers for taxes	15,821,004	14,445,984
Accrued interest on deposits	2,974,167	1,704,718
Obligations under capital lease	3,416,329	—
Other liabilities	8,551,314	5,547,212

Total liabilities	1,252,715,645	1,117,285,861

Equity:
Net unrealized gain (loss) on securities available-for-sale (net of taxes)	(626,601)	(2,128,668)
Retained earnings	134,042,890	124,927,239

Total equity	133,416,289	122,798,571

Total liabilities and equity	$1,386,131,934	1,240,084,432

See accompanying notes to consolidated financial statements.

Wauwatosa Savings Bank
Consolidated Statements of Income
Years eneded June 30, 2005, 2004 and 2003

	Years ended June 30,
	2005	2004	2003
Interest income:
Loans	$69,775,431	61,530,554	63,815,443
Mortgage-related securities	2,282,541	3,264,199	1,142,936
Debt securities, federal funds sold and short-term investments	2,148,901	1,293,603	1,493,440

Total interest income	74,206,873	66,088,356	66,451,819

Interest expense:
Deposits	33,284,790	30,323,780	32,659,271
Borrowings	2,783,043	2,108,762	1,799,954

Total interest expense	36,067,833	32,432,542	34,459,225

Net interest income	38,139,040	33,655,814	31,992,594

Provision for loan losses	1,237,964	860,157	520,352

Net interest income after provision for loan losses	36,901,076	32,795,657	31,472,242

Noninterest income:
Service charges on loans and deposits	1,216,319	1,143,910	1,507,121
Rental income	202,066	164,380	136,666
Increase in cash surrender value of life insurance	642,293	1,007,261	620,482
Gain on sale of securities	11,921	46,947	30,147
Gain on sale of office properties and equipment	488,246	200	36
Other	750,042	672,548	698,401

Total noninterest income	3,310,887	3,035,246	2,992,853

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	11,434,060	10,762,800	8,730,143
Federal insurance premiums	151,880	142,898	143,681
Occupancy, office furniture, and equipment	3,482,210	3,470,392	2,534,742
Advertising	1,127,674	1,024,534	862,011
Data processing	1,142,260	1,047,614	1,175,088
Net cost of foreclosed properties	391,503	58,120	237,335
Stationery and supplies	257,744	377,154	565,077
Charitable contributions	2,087,500	987,500	1,000,004
Communications expense	591,071	524,690	527,915
Professional Fees	627,039	386,328	385,920
Write-off of investment in low-income housing	306,237	—	—
Other	1,977,134	1,601,552	1,455,980

Total noninterest expenses	23,576,312	20,383,582	17,617,896

Income before income taxes	16,635,651	15,447,321	16,847,199

Income taxes	7,520,000	4,863,000	5,742,000

Net income	$9,115,651	10,584,321	11,105,199

See accompanying notes to consolidated financial statements.

Wauwatosa Savings Bank
Consolidated Statements of Equity
June 30, 2005, 2004 and 2003

	Net
	unrealized
	gain (loss) on	Retained
	securities	earnings,	Total
	available for	substantially
	sale	restricted	equity
Balances at June 30, 2002	$269,644	103,237,719	103,507,363

Comprehensive income:
Net income	—	11,105,199	11,105,199
Other comprehensive income:
Net unrealized holding gains on available for sale securities arising during the year, net of taxes $1,493	2,900	—	2,900
Less reclassification adjustment for net gains on available for sale securities realized in net income, net of taxes of $10,250	(19,897)	—	(19,897)

Total comprehensive income			11,088,202

Balances at June 30, 2003	252,647	114,342,918	114,595,565

Comprehensive income:
Net income	—	10,584,321	10,584,321
Other comprehensive income:
Net unrealized holding losses on available for sale securities arising during the year, net of taxes $1,210,776	(2,350,330)	—	(2,350,330)
Less reclassification adjustment for net gains on available for sale securities realized in net income, net of taxes of $15,962	(30,985)	—	(30,985)

Total comprehensive income			8,203,006

Balances at June 30, 2004	(2,128,668)	124,927,239	122,798,571
Comprehensive income:
Net income		9,115,651	9,115,651
Other comprehensive income:
Net unrealized holding gains on available for sale securities arising during the period, net of taxes $778,620	1,509,159		1,509,159
Less reclassification adjustment for net gains on available for sale securities realized in net income, net of taxes of $4,829	(7,902)		(7,092)

Total comprehensive income			10,617,718

Balances at June 30, 2005	$(626,601)	134,042,890	133,416,289

See accompanying notes to consolidated financial statements.

Wauwatosa Savings Bank
Consolidated Statements of Cash Flows
Years Ended June 30, 2005, 2004 and 2003

	Years ended June 30,
	2005	2004	2003
Operating activities:
Net income	$9,115,651	10,584,321	11,105,199
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,237,964	860,157	520,352
Provision for depreciation	1,606,608	1,353,438	1,241,791
Deferred income taxes	(1,192,000)	(133,000)	287,000
Net amortization of premium on debt and mortgage-related securities	49,001	190,145	210,457
Decrease (increase) in accrued interest receivable	(229,502)	87,151	(254,704)
Increase in cash surrender value of life insurance	(642,293)	(1,007,261)	(620,482)
Increase (decrease) in accrued interest on deposits	1,269,449	332,499	(781,998)
Increase (decrease) in other liabilities	3,004,102	(237,914)	25,553
FHLB stock dividends	(775,300)	(663,700)	(240,200)
Gain on sale of securities	(11,921)	(46,947)	(30,147)
Gain on sale of office properties and equipment	(488,246)	(200)	(36)
Other	121,066	(94,504)	(677,255)

Net cash provided by operating activities	13,064,579	11,224,185	10,785,530

Investing activities:
Proceeds from maturities of debt securities	25,397,233	19,300,000	52,360,000
Proceeds from sales of debt securities	261,509	5,040,140	—
Purchases of debt securities	(34,299,180)	(31,884,910)	(51,577,697)
Principal repayments on mortgage-related securities	21,091,344	31,992,902	18,764,147
Proceeds from sales of mortgage-related securities	5,347,546	2,056,112	9,827,296
Purchase of mortgage-related securities	—	(39,400,613)	(78,299,498)
Purchase of FHLB stock	—	(4,000,000)	(329,400)
Net increase in loans receivable	(153,125,518)	(127,550,030)	(48,395,799)
Purchase of bank owned life insurance	(455,673)	(363,473)	(13,274,774)
Net purchases of office properties and equipment	(5,828,826)	(5,086,659)	(6,768,266)
Proceeds from sales of foreclosed properties	1,882,568	2,403,072	4,299,208

Net cash used by investing activities	(139,728,997)	(147,493,459)	(113,394,783)

Financing activities:
Net increase (decrease) in deposits	93,202,592	126,097,009	67,619,925
Net change in short-term FHLB advances	10,000,000	(10,000,000)	—
Proceeds from long-term FHLB advances	23,162,292	10,000,000	25,000,000
Increase (decrease) in advance payments by borrowers for taxes	1,375,020	796,680	(188,106)

Net cash provided by financing activities	127,739,904	126,893,689	92,431,819

Increase (decrease) in cash and cash equivalents	1,075,486	(9,375,585)	(10,177,434)
Cash and cash equivalents at beginning of year	19,391,669	28,767,254	38,944,688

Cash and cash equivalents at end of year	$20,467,155	19,391,669	28,767,254

See accompanying notes to consolidated financial statements.

Wauwatosa Savings Bank
Consolidated Statements of Cash Flows
Years Ended June 30, 2005, 2004 and 2003

Supplemental information:
Cash paid or credited during the year for:
Income tax payments	$5,925,000	5,045,000	5,115,000
Interest payments	34,798,384	32,100,043	35,241,223
Noncash investing activities:
Loans receivable transferred to foreclosed properties	1,920,969	1,057,498	2,303,708
Obligations under capital lease	3,422,886	—	—
Non Cash financing activities:
Long-term FHLB advances reclassified to short-term	25,000,000	25,000,000	10,000,000

See accompanying notes to consolidated financial statements.

WAUWATOSA SAVINGS BANK
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
1) Summary of Accounting Policies
a)	Principles of Consolidation

The consolidated financial statements include the accounts and operations of Wauwatosa Savings Bank (the Bank) and its wholly owned subsidiaries, Wauwatosa Investments, Inc. and Main Street Real Estate Holdings, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Bank provides a full range of financial services to customers through branch locations in Wauwatosa, Oak Creek, Waukesha, Oconomowoc, and Pewaukee, Wisconsin. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

b)	Use of Estimates

The preparation of the consolidated financial statements requires management of the Bank to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the allowance for loan losses and deferred income taxes. Actual results could differ from those estimates.

c)	Cash and Cash Equivalents

The Bank considers federal funds sold and highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

d)	Securities

Management has designated all securities as available-for-sale. As such, they are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of equity.

The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-related securities, over the estimated life of the security. Such amortization is included in interest income from investments. Realized gains and losses and impairment in value determined to be other than temporary are included in gain or loss on the sale of investments and mortgage-related securities. The cost of securities sold is based on the specific identification method.

e)	Interest on Loans

Interest on loans is recorded as income as it is earned. Allowances are established for uncollected interest on mortgage loans on which any payments are 90 days or more past due and are determined to be uncollectible. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

WAUWATOSA SAVINGS BANK
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
f)	Allowance for Loan Losses

The Bank establishes valuation allowances on multi-family and commercial real estate loans considered impaired. A loan is considered impaired when, based on current information and events, it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral.

The Bank also establishes valuation allowances based on an evaluation of the various risk components that are inherent in the loan portfolio. The risk components that are evaluated include past loan loss experience; the level of nonperforming and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect the borrower’s ability to repay; the estimated value of any underlying collateral; peer group comparisons; regulatory guidance; and other relevant factors. The allowance is increased by provisions charged to earnings and reduced by charge-offs, net of recoveries. The adequacy of the allowance for loan losses is approved quarterly by the Bank’s board of directors. The allowance reflects management’s best estimate of the amount needed to provide for the probable loss on impaired loans, as well as other credit risks of the Bank, and is based on a risk model developed and implemented by management and approved by the Bank’s board of directors.

Actual results could differ from this estimate, and future additions to the allowance may be necessary based on unforeseen changes in economic conditions. In addition, federal regulators periodically review the Bank’s allowance for loan losses. Such regulators have the authority to require the Bank to recognize additions to the allowance at the time of their examination.

g)	Foreclosed Properties

Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value, minus estimated costs to sell at the date of foreclosure. Impairments of foreclosed properties after acquisition are charged to expense at the time of impairment.

h)	Loan Fees

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loans’ yield. Amortization is based on a level-yield method over the contractual life of the related loans or until the loan is paid in full.

i)	Office Properties and Equipment

Office properties and equipment, including leasehold improvements and software, are stated at cost, net of depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lease term, if shorter than the estimated useful life. Maintenance and repairs are charged to expense as incurred, while additions or major improvements are capitalized and depreciated over their estimated useful lives. Estimated useful lives of the assets are 10 to 30 years for office properties, three to 10 years for equipment, and three years for software. Rent expense related to long-term operating leases is recorded on the accrual basis.

WAUWATOSA SAVINGS BANK
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
j)	Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and, if necessary, tax planning strategies in making this assessment.

k)	Reclassifications

Certain 2004 and 2003 accounts have been reclassified to conform to the 2005 presentation.

l)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised December 2004), Share-Based Payment, (SFAS 123R), which replaces SFAS 123 and supersedes APB Opinion 25. SFAS 123R is effective for all stock-based awards granted on or after July 1, 2005. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. In addition, companies must recognize compensation expense related to any stock-based awards that are not fully vested as of the effective date. The Bank does not expect the adoption of this statement to have a material impact on the Bank’s results of operations, financial position and liquidity.

In March 2004, the SEC issued Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles Loan Commitments. SAB 105 provides guidance regarding loan commitments accounted for as derivative instruments. Specially, SAB 105 requires servicing assets to be recognized only once the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. As such, consideration for the expected future cash flows related to the associated servicing of the loan may not be recognized in valuing the loan commitment. This will result in a lower fair value mark of loan commitments, and recognition of the value of the servicing asset later upon sale or securitization of the underlying loan. The provisions of SAB 105 were effective for loan commitments accounted for as derivatives entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the Bank’s results of operations, financial position, or liquidity.

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF Issue 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an

WAUWATOSA SAVINGS BANK
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
impairment is considered other-than-temporary unless the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized through earnings equal to the difference between the investment’s cost and its fair value. In September 2004, the FASB delayed the measurement requirements of EITF Issue 03-1 until additional implementation guidance is issued and goes into effect.

In December 2003, the AICPA’s Accounting Standards Executive Committee issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The provisions of this SOP are effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption of SOP 03-3 is not expected to have a material impact on the Bank’s results of operations, financial position, or liquidity.
2)	Securities Available for Sale
The amortized cost and fair values of the Bank’s investment in securities follow:

	June 30, 2005
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$5,817,357	3,068	(179,480)	5,640,945
Collateralized mortgage obligations	48,620,674	8,728	(825,369)	47,804,033

Mortgage-related securities	54,438,031	11,796	(1,004,849)	53,444,978

Government agency bonds	26,579,430	27,368	(220,098)	26,386,700
Municipals	3,923,334	238,164	(1,777)	4,159,721

Debt securities	30,502,764	265,532	(221,875)	30,546,421

	$84,940,795	277,328	(1,226,724)	83,991,399

WAUWATOSA SAVINGS BANK
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

	June 30, 2004
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$12,473,361	5,820	(267,277)	12,211,904
Collateralized mortgage obligations	68,444,712	1,274	(2,838,928)	65,607,058

Mortgage-related securities	80,918,073	7,094	(3,106,205)	77,818,962

Government agency bonds	17,683,502	2,580	(223,752)	17,462,330
Municipals	4,172,552	100,016	(4,987)	4,267,581

Debt securities	21,856,054	102,596	(228,739)	21,729,911

	$102,774,127	109,690	(3,334,944)	99,548,873

The amortized cost and fair value of securities at June 30, 2005 and 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers or borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2005		June 30, 2004
	Amortized		Amortized
	cost	Fair value	cost	Fair value
Debt securities:
Due within one year	$1,000,445	998,668	1,000,000	995,013
Due after one year through five years	26,579,430	26,386,700	17,683,502	17,462,330
Due after five years through ten years	—	—	—	—
Due after ten years	2,922,889	3,161,053	3,172,552	3,272,568
Mortgage-related securities	54,438,031	53,444,978	80,918,073	77,818,962

	$84,940,795	83,991,399	102,774,127	99,548,873

WAUWATOSA SAVINGS BANK
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
Total proceeds and gross realized gains and losses from sale of securities available for sale for the years ended June 30, 2005, 2004 and 2003 were:

	Year ended June 30,
	2005	2004	2003
Proceeds	$5,609,055	7,096,252	9,827,296
Gross gains	15,793	48,677	32,018
Gross losses	3,872	1,730	1,871
Gross unrealized losses on securities available-for-sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	June 30, 2005
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
Government agency bonds	$18,951,500	(166,817)	2,947,500	(53,281)	21,899,000	(220,098)
Municipals	998,668	(1,777)	—	—	998,668	(1,777)
Mortgage-related securities	17,340,772	(173,005)	34,378,277	(831,844)	51,719,049	(1,004,849)

	$37,290,940	(341,599)	37,325,777	(885,125)	74,616,717	(1,226,724)

The unrealized losses reported for government agency bonds and mortgage-related securities relate exclusively to debt securities issued by government agencies such as the Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC). Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these debt securities until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

WAUWATOSA SAVING BANK
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
3) Loans Receivable
Loans receivable at June 30, 2005 and 2004 are summarized as follows:

	June 30,
	2005	2004
Mortgage loans:
Residential real estate:
Single family	$430,333,367	391,864,009
Two- to four-family	251,267,900	224,765,133
Over four-family	407,601,393	340,753,004
Construction	149,539,532	110,495,105
Commercial real estate	36,585,503	46,138,012
Land	24,281,934	18,306,537
Credit cards	150,042	154,341
Other	52,100	31,296

	1,299,811,771	1,132,507,437

Less:
Undisbursed loan proceeds	77,483,660	61,904,486
Unearned loan fees	4,161,225	3,630,922

	$1,218,166,886	1,066,972,029

Real estate collateralizing the Bank’s first mortgage loans is located in the Bank’s general lending area of metropolitan Milwaukee.
The unpaid principal balance of loans serviced for others was $9,483,822, and $12,232,683 at June 30, 2005 and 2004, respectively. These loans are not reflected in the consolidated financial statements.
A summary of the activity for the years ended June 30, 2005, 2004 and 2003 in the allowance for loan losses follows:

	Year ended June 30,
	2005	2004	2003
Balance at beginning of year	$3,378,037	2,970,336	2,478,924
Provision for loan losses	1,237,964	860,157	520,352
Charge-offs	(11,257)	(453,129)	(28,940)
Recoveries	1,565	673	—
Balance at end of year	$4,606,309	3,378,037	2,970,336

Percentage of allowance to gross loans	0.38%	0.32%	0.32%

WAUWATOSA SAVINGS BANK
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
The following table presents nonperforming loans at June 30, 2005 and 2004:

	June 30,
	2005	2004
Nonaccrual loans	$13,076,000	12,015,000
Total nonperforming loans	$13,076,000	12,015,000

Commercial real estate loans that have nonaccrual status or have had their terms restructured are considered to be impaired loans. The following table presents data on impaired loans at June 30, 2005 and 2004:

	June 30,
	2005	2004
Impaired loans for which an allowance has been provided	$1,158,602	100,000
Impaired loans for which no allowance has been provided	5,950,811	5,914,969

Total loans determined to be impaired	$7,109,413	6,014,969

Allowance for loans losses related to impaired loans	$195,240	100,000

	June 30,
	2005	2004
Average recorded investment in impaired loans	$6,823,632	5,700,263
Cash basis interest income recognized from impaired loans	492,036	421,314
The Bank has granted loans to their directors, executive officers, or their related interests. These loans were made on substantially the same terms and collateral as those prevailing at the time for comparable transactions with other unrelated customers, except that loans to executive officers (as with all employees of the Bank) were made at interest rates approximating the Bank’s cost of funds, which is a lower rate than similar loans to unrelated parties. These loans are performing according to contractual terms and do not present more than a normal risk of collection. These loans to related parties are summarized as follows:

	2005	2004
Balance at beginning of year	$747,462	775,975

New loans	574,266	19,655
Repayments	(425,440)	(48,168)

Balance at end of year	$896,288	747,462

Average interest rate at end of period	3.08%	3.17%

WAUWATOSA SAVING BANK
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
The Bank serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in Wisconsin. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2005 and 2004, no loans to one borrower or industry concentrations existed in the Bank’s loan portfolio in excess of 10% of total loans.
4) Office Properties and Equipment
Office properties and equipment at June 30, 2005 and 2004 are summarized as follows:

	June 30,
	2005	2004
Land	$5,030,883	4,455,455
Office buildings and improvements	20,579,145	12,068,291
Furniture and equipment	8,807,721	8,163,964

	34,417,749	24,687,710

Less accumulated depreciation	(10,399,890)	(8,793,282)
	$24,017,859	15,894,428

The Bank is obligated under a capital lease related to facilities and equipment at one of the Bank’s branch locations. The four-year lease, which was entered into in March 2005, provides the Bank an option to either renew the lease for an additional 26 years or to purchase the building for $3,300,000 at maturity. The building was occupied in September 2005. At June 30, 2005, the gross amount of buildings and improvements and accumulated amortization recorded under the capital lease is as follows:

Office buildings and improvements	$3,422,886
Less accumulated depreciation	—
$3,422,886

Amortization of assets held under the capital lease is included in depreciation expense.

WAUWATOSA SAVING BANK
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
The Bank and certain subsidiaries are obligated under noncancelable operating leases for other facilities and equipment, certain of which provide for increased rentals based upon increases in cost-of-living adjustments and other operating costs. The appropriate minimum annual rentals and commitments under all noncancelable lease agreements for leases with remaining terms in excess of one year and future minimum capital lease payments as of June 30, 2005 are as follows:

	Capital	Operating
	lease	lease
Within one year	$300,000	54,300
One to two years	300,000	55,500
Two to three years	300,000	30,000
Three to four years	3,600,000	6,250
Four to five years	—	—
After five years	—	—

Total	$4,500,000	146,050

Net minimum lease payments	4,500,000
Less amounts representing interest	(1,083,671)

Present value of net minimum capital lease payments	$3,416,329

5) Deposits
At June 30, 2005 and 2004, certificate accounts with balances greater than $100,000 amounted to $277,700,191, and $234,963,977, respectively.
Interest expense on deposits for the years ended June 30, 2005, 2004, and 2003 consists of the following:

	Year ended June 30,
	2005	2004	2003
Interest-bearing demand deposit	$862,501	741,315	213,191
Money market and savings deposits	201,766	326,147	750,687
Time deposits	32,220,523	29,256,318	31,695,393

	$33,284,790	30,323,780	32,659,271

WAUWATOSA SAVING BANK
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
A summary of the contractual maturities of certificate accounts at June 30, 2005 is as follows:

Within one year	$612,809,293
One to two years	184,893,046
Two to three years	124,232,285
Three to four years	41,896,575
Four through five years	34,876,313
After five years	2,105,328

$1,000,812,840

6) FHLB Advances
FHLB advances at June 30, 2005 and 2004 consist of the following:

	June 30,
	2005	2004
Federal Home Loan Bank (FHLB) advances:
Short-term FHLB advances:
FHLB advance, 2.62%, due January 2006	$25,000,000	—
FHLB advance, 2.21%, due January 2006	10,000,000	—
FHLB advance, 4.47%, due December 2004	—	25,000,000

Total short-term FHLB advances	35,000,000	25,000,000
Long-term FHLB advances:
FHLB advance, 3.26%, due July 2006	11,777,463	—
FHLB advance, 2.83%, due September 2006	2,431,817	—
FHLB advance, 3.56%, due February 2007	7,000,000	—
FHLB advance, 3.17%, due August 2007	5,407,750	—
FHLB advance, 3.19%, due September 2007	4,123,288	—
FHLB advance, 3.09%, due October 2007	4,692,931	—
FHLB advance, 3.67%, due January 2008	6,818,766	—
FHLB advance, 3.63%, due January 2008	3,074,277	—
FHLB advance, 3.8%, due February 2008	7,836,000	—
FHLB advance, 3.58%, due August 2008	5,000,000	—
FHLB advance, 2.62%, due January 2006	—	25,000,000
FHLB advance, 2.21%, due January 2006	—	10,000,000

Total long-term FHLB advances	58,162,292	35,000,000
Total FHLB advances	$93,162,292	60,000,000

The Bank selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Bank’s borrowings at the FHLB are limited to 60% of the carrying value of unencumbered one- to four-family mortgage loans. In addition, these advances are collateralized by FHLB stock of $14,096,800 and $13,321,500 at June 30, 2005 and 2004, respectively. In the event of prepayment, the Bank is obligated to pay all remaining contractual interest on the advance.

WAUWATOSA SAVING BANK
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
7) Regulatory Capital
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2005, that the Bank meets all capital adequacy requirements to which it is subject.
As of June 30, 2005 and 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.
As a state-chartered savings bank, the Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, plus allowances for losses.
The Bank’s actual capital amounts (in thousands) and ratios as of June 30, 2005 and 2004 are presented in the table below:

	June 30, 2005
					To be well-capitalized under
					prompt corrective action
	Actual		For capital adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$138,638	14.05%	78,963	8.00%	98,704	10.00%
Tier I capital (to risk-weighted assets)	134,032	13.58%	39,481	4.00%	59,222	6.00%
Tier I capital (to average assets)	134,032	9.84%	54,458	4.00%	68,072	5.00%
State of Wisconsin (to total assets)	134,043	9.60%	83,167	6.00%	N/A	N/A

WAUWATOSA SAVING BANK
Notes to Consolidated Financial Statements
June 30, 2005 and 2004

	June 30, 2004
					To be well-capitalized under
					prompt corrective action
	Actual		For capital adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$128,293	15.02%	$68,348	8.00%	$85,435	10.00%
Tier I capital (to risk-weighted assets)	124,915	14.62%	34,174	4.00%	51,261	6.00%
Tier I capital (to average assets)	124,915	10.18%	49,062	4.00%	63,328	5.00%
State of Wisconsin (to total assets)	122,798	10.01%	74,479	6.00%	N/A	N/A
8) Employee Benefit Plans
The Bank participates in an industry group sponsored multi-employer defined-benefit retirement plan covering substantially all employees with one year or more of service. Pension plan expense was approximately $485,440, $407,132, and $321,593 for the years ended June 30, 2005, 2004, and 2003, respectively. The Bank’s policy is to fund pension costs accrued.
The Bank has a 401(k) profit sharing plan and trust covering substantially all employees with at least one year of service who have attained age 18. Participating employees may annually contribute up to 15% of their pretax compensation. The Bank made no contributions to the Plan during the years ended June 30, 2005, 2004, and 2003.
The Bank has a nonqualified salary continuation plan for one current and two former employees. These agreements provide for payments of specific amounts over 10-year periods subsequent to each key employee’s retirement. The deferred compensation liability is being accrued ratably to the respective normal retirement date for the current employee. Payments made to the retired employees reduce the liability. As of June 30, 2005 and 2004, approximately $2,915,000 and $3,279,000, respectively, are accrued related to these plans. These agreements are intended to be funded by life insurance policies owned by the Bank on these employees, which have a face amount of $12,082,734 and a cash surrender value of $8,000,287 and $7,332,824 at June 30, 2005 and 2004, respectively. The expense for compensation under these agreements was approximately $74,000, $69,000, and $64,000 for the years ended June 30, 2005, 2004, and 2003, respectively.
Bank-owned life insurance has a face amount of $308,481,000 and cash surrender value of $14,078,186 and $13,647,683 at June 30, 2005 and 2004, respectively.
9) Income Taxes
Under the Internal Revenue Code and Wisconsin Statutes, the Bank is permitted to deduct, for tax years beginning before 1998, an annual addition to a reserve for bad debts. This amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Bank did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings at June 30, 2005 includes approximately $16,654,000 for which no deferred Federal or state income taxes were provided. Under SFAS No. 109, deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

WAUWATOSA SAVING BANK
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
The provision (benefit) for income taxes  for the years ended June 30, 2005, 2004, and 2003 consists of the following:

	Year ended June 30,
	2005	2004	2003
Current:
Federal	$5,403,000	4,811,000	5,274,000
State	3,309,000	185,000	181,000

	8,712,000	4,996,000	5,455,000

Deferred:
Federal	(1,155,000)	(86,000)	280,000
State	(37,000)	(47,000)	7,000

	(1,192,000)	(133,000)	287,000

	$7,520,000	4,863,000	5,742,000

The income tax provisions differ from that computed at the Federal statutory corporate tax rate for the years ended June 30, 2005, 2004, and 2003 as follows:

	Year ended June 30,
	2005	2004	2003
Income before income taxes	$16,635,651	15,447,321	16,847,199

Tax at Federal statutory rate (35%)	$5,822,478	5,406,562	5,896,520
Add (deduct) effect of:
State income taxes, net of Federal income tax benefit	2,127,000	90,000	122,000
Cash surrender value of life insurance	(224,800)	(353,000)	(217,000)
Tax—exempt interest income	(64,000)	(58,000)	(66,000)
Other	(140,678)	(222,562)	6,480
Income tax provision	$7,520,000	4,863,000	5,742,000

Effective tax rate	45.2%	31.5%	34.1%

WAUWATOSA SAVINGS BANK
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
The significant components of the Bank’s net deferred tax assets (liabilities) are as follows at June 30, 2005 and 2004:

	June 30,
	2005	2004
Gross deferred tax assets:
Excess book depreciation	$394,000	380,000
Compensation agreements	1,169,000	1,286,000
Allowance for loan losses	1,857,000	1,316,000
Unrealized gain on securities available for sale	323,000	1,100,000
Loans to facilitate the sale of real estate owned	589,000	744,000
Other	1,205,000	—

Total gross deferred assets	5,537,000	4,826,000

Gross deferred tax liabilities:
FHLB stock dividends	(893,000)	(569,000)
Deferred loan fees	(275,000)	(268,000)
State contingent liability
Other	—	(35,000)

Total gross deferred liabilities	(1,168,000)	(872,000)

Net deferred tax assets	$4,369,000	3,954,000

The change in net deferred tax assets from June 30, 2004 to June 30, 2005 and from June 30, 2003 to June 30, 2004 includes tax expense (benefits) in other comprehensive income of $774,000 and $(1,227,000), respectively.
Based upon the level of historical taxable income and expected future taxable income over the periods in which the net deferred tax assets are deductible, management believes it is more likely than not the Bank will realize the benefits of these deductible differences.
Like many financial institutions located in Wisconsin, the Bank transferred investment securities and loans to an out-of-state subsidiary. The Bank’s Nevada subsidiary now holds and manages those assets. Because the subsidiary is located in the state of Nevada, income from its operations has not been subject to Wisconsin state taxation. The investment subsidiary has not filed returns with, or paid income or franchise taxes to, the state of Wisconsin. The Wisconsin Department of Revenue (the Department) recently implemented a program to audit Wisconsin financial institutions that have formed and contributed assets to subsidiaries located outside of Wisconsin, and the Department has generally indicated that it intends to assess income or franchise taxes on some or all of the income of the out-of-state investment subsidiaries of Wisconsin financial institutions. The Department has not issued an assessment to the Bank, but the Department has stated that it intends to do so if the matter is not settled.
Prior to the formation of the investment subsidiary, the Bank sought and obtained a private letter ruling from the Department regarding the non-taxability of the investment subsidiary in the state of Wisconsin. The Bank believes that it complied with Wisconsin law and the private ruling received from the Department. Should assessment be forthcoming, the Bank intends to defend its position through the

WAUWATOSA SAVINGS BANK
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
available administrative appeals process in place at the Department and through other judicial remedies should they become necessary. Although the Bank will vigorously oppose any such assessment, there can be no assurance that the Department will not be successful in whole or in part in its efforts to tax the income of the Bank's Nevada investment subsidiary. The Bank has accrued during the year ended June 30, 2005 an estimated state tax liability of $3.1 million, including interest for the probable settlement amount on the basis of facts currently known. A deferred Federal tax benefit of $1.1 million was also established as a result of this accrual. The Bank does not expect the resolution of this matter to have a material adverse affect on its consolidated results of operations and financial position beyond the amounts accrued. However, the Bank intends to accrue state income taxes on future income of the Nevada subsidiary in line with the previously discussed accrual until such time as the dispute is resolved.
10)	Financial Instruments with Off-Balance-Sheet Risk
The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.
The Bank’s potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for other financial instruments reflected in the consolidated financial statements.

	June 30,
	2005	2004
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under first mortgage loans	$65,565,900	69,324,400
Commitments to extend credit under home equity lines of credit	30,253,000	22,867,000
Standby letters of credit	1,374,374	2,252,370
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the Bank. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s, credit evaluation of the counter-party. Collateral obtained generally consists of mortgages on the underlying real estate.
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that

WAUWATOSA SAVINGS BANK
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
involved in extending loan facilities to customers. The Bank holds mortgages on the underlying real estate as collateral supporting those commitments for which collateral is deemed necessary.
The Bank has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of June 30, 2005 and 2004.
11)	Fair Values of Financial Instruments
Fair value information about financial instruments follows, whether or not recognized in the consolidated statements of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.
The following methods and assumptions were used by the Bank in determining its fair value disclosures for financial instruments.
a)	Cash and Cash Equivalents and Accrued Interest Receivable

The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents and accrued interest receivable approximate those assets’ fair values.

b)	Mortgage-Related and Debt Securities

Fair values for mortgage-related and debt securities are based on quoted market prices of these or comparable instruments.

c)	Loans Receivable

Fair values for loans receivable are estimated using a discounted cash flow calculation that applies current interest rates to estimated future cash flows of the loans receivable.

d)	FHLB Stock

For FHLB stock, the carrying amount is the amount at which shares can be redeemed with the FHLB and is a reasonable estimate of fair value.

e)	Cash Surrender Value of Life Insurance

The carrying amounts reported in the consolidated statements of financial condition for the cash surrender value of life insurance approximate those assets’ fair values.

f)	Deposits and Advance Payments by Borrowers for Taxes

The fair values for interest-bearing and noninterest-bearing negotiable order of withdrawal accounts, savings accounts, and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values for fixed-rate certificates

WAUWATOSA SAVINGS BANK
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit. The advance payments by borrowers for taxes are equal to their carrying amounts at the reporting date.

g)	FHLB Advances

Fair values for FHLB advances are estimated using a discounted cash flow calculation that applies current interest rates to estimated future cash flows of the advances.

h)	Accrued Interest Payable and Accrued Interest Receivable

For accrued interest payable and accrued interest receivable, the carrying amount is a reasonable estimate of fair value.

i)	Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Bank’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Bank’s commitments to extend credit is not material at June 30, 2005 and 2004.

j)	Obligations under Capital Leases

The fair value of obligations under capital leases is determined using a present value of future minimum lease payments discounted at the current interest rate at the time of lease inception.
The carrying amounts and fair values of the Bank’s financial instruments consist of the following at June 30, 2005 and 2004:

	June 30,
	2005		2004
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$20,467,155	20,467,155	19,391,670	19,391,670
Mortgage-related securities	53,444,978	53,444,978	77,818,962	77,818,962
Debt securities	30,456,421	30,546,421	21,729,911	21,729,911
Loans receivable	1,213,560,577	1,290,427,833	1,063,593,992	1,062,687,786
FHLB stock	14,096,800	14,096,800	13,321,500	13,321,500
Cash surrender value of life insurance	22,078,473	22,078,473	20,980,507	20,980,507
Accrued interest receivable	1,145,486	1,145,486	915,984	915,984
Deposits	1,128,790,539	1,121,832,520	1,035,587,947	1,041,135,138
Advance payments by borrowers for taxes	15,821,004	15,821,004	14,445,984	14,445,984
FHLB advances	93,162,292	93,162,292	60,000,000	60,000,000
Accrued interest payable	2,974,167	2,974,167	1,704,718	1,704,718
Obligations under capital leases	3,416,329	3,416,329	—	—
Commitments to extend credit	—	—	—	—
Standby letters of credit	9,089	9,089	14,896	14,896

12)	Segments and Related Information

The Bank is required to report each operating segment based on materiality thresholds of 10% or more of certain amounts, such as revenue. Additionally, the Bank is required to report separate operating segments until the revenue attributable to such segments is at least 75% of total consolidated revenue. The Bank provides a broad range of financial services to individuals and companies in southeastern Wisconsin. These services include demand, time, and savings products, and commercial and retail lending. While the Bank’s chief decision-maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a bank-wide basis. Since the Bank’s business units have similar basic characteristics in the nature of the products, production processes, and type or class of customer for products or services, and do not meet materiality thresholds based on the requirements of reportable segments, these business units are considered one operating segment.
13)	Plan of Reorganization
The Bank’s Board of Directors adopted the Plan of Reorganization and related Stock Issuance Plan on May 17, 2005, as amended on June 3, 2005, under which Wauwatosa Holdings and Lamplighter Financial, MHC, a Wisconsin-chartered mutual holding company, will be formed. Wauwatosa Holdings will issue a minority of its common stock to persons other than the MHC. Upon completion of the reorganization, the MHC will own a majority of the outstanding shares of common stock of Wauwatosa Holdings and Wauwatosa Holdings will own 100% of the common stock of the Bank. The Bank, Wauwatosa Holdings, and the MHC will all be chartered by the state of Wisconsin.
Wauwatosa Holdings intends to sell 30% of its outstanding common stock to eligible persons in a registered stock offering. Additionally, Wauwatosa Holdings will contribute 1.65% of the outstanding shares to the Wauwatosa Savings Bank Fund of the Waukesha County Community Foundation, a currently existing charitable foundation to which the Bank has previously made donations of cash. The remaining 68.35% will be owned by the MHC. Completion of the reorganization and stock offering must be approved by the Wisconsin Department of Financial Institutions and the Federal Deposit Insurance Corporation. The establishment of Wauwatosa Holdings and the MHC must be approved by the Federal Reserve Board. Applications for approval have been made and approval is anticipated.
Some of the proceeds from the offering will be loaned to a newly formed employee stock ownership plan to fund its purchase of approximately 8% of the total shares sold in the offering and those contributed to the charitable foundation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Ernst & Young LLP was previously the principal accountant for Wauwatosa Savings. On March 12, 2004, that firm was terminated and KPMG LLP was engaged as principal accountant for Wauwatosa Savings. The decision to change accountants was approved by the audit committee of the Board of Directors of Wauwatosa Savings.
     In connection with the audit of the fiscal year ended June 30, 2003 and through March 12, 2004, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused that firm to make reference to the subject matter of the disagreement in connection with its opinion.
     The audit reports of Ernst & Young LLP on the consolidated financial statements of Wauwatosa Savings and its subsidiaries as of and for the year ended June 30, 2003 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.
     Wauwatosa Savings has provided Ernst & Young LLP with a copy of the disclosures contained herein and has requested that Ernst & Young LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by Wauwatosa Savings herein and, if not, stating the respects in which it does not agree. A copy of Ernst & Young LLP’s letter is contained as Exhibit 16.1 to this report.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures: Wauwatosa Savings Bank management, with the participation of Wauwatosa Savings Bank’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Wauwatosa Savings Bank’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Wauwatosa Savings Bank’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Wauwatosa Savings Bank’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Wauwatosa Holdings in the reports that it files or submits under the Exchange Act.
Change in Internal Control Over Financial Reporting: There have not been any changes in Wauwatosa Savings Bank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the final fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, Wauwatosa Savings Bank’s internal control over financial reporting.
Item 9B. Other Information.
     None.

Part III
Item 10. Directors and Executive Officers of the Registrant
Shared Management Structure
     Upon the reorganization of Wauwatosa Savings, the directors of Wauwatosa Holdings initially will be those same persons who are currently the directors of Wauwatosa Savings. There will be three executive officers of Wauwatosa Holdings, each of whom is also an executive officer of Wauwatosa Savings. Although there are no present plans to do so, both Wauwatosa Holdings and Wauwatosa Savings may choose to appoint additional or different persons as directors and executive officers in the future. We expect that Wauwatosa Holdings and Wauwatosa Savings will continue to have three common executive officers until there is a business reason to establish separate management structures. To date, directors and executive officers have been compensated for their services to Wauwatosa Savings. These individuals may receive additional compensation for their services to Wauwatosa Holdings.
Directors of Wauwatosa Holdings and Wauwatosa Savings
     Composition of Wauwatosa Savings’ Board. Wauwatosa Savings currently has six directors who serve staggered terms of five years. Upon the reorganization, directors of Wauwatosa Savings will be elected to three-year staggered terms as described above for Wauwatosa Holdings provided that they are elected by Wauwatosa Holdings as its sole shareholder.
     The following table states our directors’ names, their ages as of June 30, 2005, the positions held with Wauwatosa Savings, the calendar years when they began serving as directors and the years when their current terms as directors of Wauwatosa Savings would expire if not for the reorganization:

			Director	Term
Directors	Age (1)	Positions	Since (2)	Expires
Barbara J. Coutley	54	Director, Senior Vice President and Secretary	2001	2009

Thomas E. Dalum	64	Director	1979	2008

Michael L. Hansen	54	Director	2003	2010

Patrick S. Lawton	48	Director	2000	2008

Stephen J. Schmidt	43	Director	2002	2006

Donald J. Stephens	60	Chairman of the Board, Chief Executive Officer and President	1995	2007

(1)	As of June 30, 2005.

(2)	All directors will be appointed to the Board of Directors of Wauwatosa Holdings in 2005 pursuant to the Plan of Reorganization. The year indicated is the year each director was first elected or appointed to the Board of Directors of Wauwatosa Savings.
     Composition of Wauwatosa Holdings’ Board. The Board of Directors of Wauwatosa Holdings will consist of six members. Directors will serve three-year staggered terms so that one-third of the directors are elected at each annual meeting of shareholders. The class of directors whose term of office expires at the first annual meeting of shareholders following completion of the offering, in 2006, are directors Patrick Lawton and Donald Stephens. The class of directors whose term expires at the second annual meeting of shareholders following completion of the offering, in 2007, are directors Thomas Dalum and Barbara Coutley. The class of directors whose term of office expires at the third annual meeting of shareholders following the completion of the offering, in 2008, are directors Michael Hansen and Stephen Schmidt.
     The Business Background of Our Directors and Executive Officers. The business experience for the past five years of each of our directors and executive officers is set forth below.
Our Directors
     Barbara J. Coutley currently serves as Senior Vice President and Secretary of Wauwatosa Savings and has been Wauwatosa Savings’ senior administrative officer since 2003. She has served as Secretary of Wauwatosa Savings since January 2001. She began her career with Wauwatosa Savings in March 1974 as a teller and has since worked in virtually all areas of bank operations.
     Thomas E. Dalum joined DUECO, Inc., an equipment manufacturer and distributor located in Waukesha, Wisconsin in 1964. In 1967, he founded Utility Equipment Leasing Corporation (UELC), also headquartered in Waukesha, Wisconsin. He is currently President of DUECO, Inc. and Chairman of the Board of UELC.
     Michael L. Hansen is an investor in various business operations. He currently holds substantial ownership interests in Eagle Metal Finishing LLC in Milwaukee, Wisconsin and Mid-States Contracting, Inc. in Wausau, Wisconsin. He is a certified public accountant and former Arthur Anderson & Company manager with 13 years of experience.
     Patrick S. Lawton is the Managing Director of Fixed Income Capital Markets and a member of the board of directors of Robert W. Baird & Co. Incorporated, an employee-owned broker/dealer headquartered in Milwaukee, Wisconsin.
     Stephen J. Schmidt is the President of Schmidt and Bartelt Funeral and Cremation Services, a family-owned business with multiple locations throughout the Milwaukee metropolitan area.
     Donald J. Stephens has been the Chairman of the Board of Wauwatosa Savings since January 2001 and President and Chief Executive Officer since December 1997. He has served on the Board of Directors of Wauwatosa Savings since 1995. From April 1984 until becoming President of Wauwatosa Savings, he was Executive Vice President and Chief Operating Officer of Wauwatosa Savings. He began his career with Wauwatosa Savings in February 1969 as a teller.

Executive Officers of Wauwatosa Holdings
     The following individuals are the executive officers of Wauwatosa Holdings and hold the offices set forth below opposite their names.

Name	Age(1)	Position
Donald J. Stephens	60	President and Chief Executive Officer
Richard C. Larson	48	Chief Financial Officer and Treasurer
Barbara J. Coutley	54	Senior Vice President and Secretary
Kenneth A. Snyder	39	Vice President

(1)	As of June 30, 2005.

(2)	Andrew L. Taylor served as Wauwatosa Savings’ Vice President of Sales and Retail Banking, an executive officer position, from April 1, 2005 until his employment with Wauwatosa Savings ended on August 26, 2005.
     The executive officers of Wauwatosa Holdings are elected annually and hold office until their respective successors have been elected or until death, resignation, retirement or removal by the Board of Directors.
Bank Executive Officers Who Are Not Directors
     Richard C. Larson, age 48, has been the Chief Financial Officer and Treasurer of Wauwatosa Savings since 1990. He is a Certified Public Accountant and former audit manager with 11 years of prior experience with the international public accounting firm Ernst & Young LLP.
     Kenneth A. Snyder, age 39, has served as Vice President and Head of the Lending Division of Wauwatosa Savings since 1998. He oversees the mortgage origination, loan processing, post-closing, and mortgage servicing departments. He began his career at Wauwatosa Savings in 1986 as a teller, and has also been a loan officer and branch manager.
Meetings of the Board of Directors and Committees
     Wauwatosa Savings’ Board of Directors meets on a monthly basis and may hold additional special meetings. During the year ended June 30, 2005, Wauwatosa Savings’ Board of Directors held 12 regular meetings. No director attended fewer than 75% of such meetings.
Committees of Wauwatosa Holdings
     Wauwatosa Holdings will establish standing Audit, Compensation and Nominating and Corporate Governance Committees following the reorganization. Wauwatosa Holdings may establish additional committees as determined by the Board of Directors.
     The Audit Committee will review internal and external audit reports and related matters to ensure effective compliance with regulations and internal policies and procedures. Thomas Dalum, Michael Hansen, and Patrick Lawton are expected to be the initial members of the Audit Committee. This committee also will engage an independent registered public accounting firm to perform Wauwatosa Holdings’ annual audit, and will act as a liaison between the independent auditors and the Board of Directors. The Audit Committee will be comprised of directors who are “independent” under the current Nasdaq listing standards. We have not been required to designate an “audit committee financial expert” pursuant to the Sarbanes-Oxley Act of 2002 or the Securities and Exchange Commission regulations. However, we believe that Michael Hansen will be designated as the “audit committee financial expert.”
     The Compensation Committee will establish Wauwatosa Holdings’ compensation policies and will review compensation matters. The Compensation Committee will consist of directors who are “independent” under the current NASDAQ listing standards. Thomas Dalum, Michael Hansen, Patrick Lawton and Stephen Schmidt are expected to be the initial members of the Compensation Committee.
     The Nominating and Corporate Governance Committee will oversee the evaluation of the Board of Directors and management, nominate directors for election by shareholders, nominate committee chairpersons and, in consultation with the committee chairpersons, nominate directors for membership on the committees of the Board. This committee will be comprised of independent directors. Thomas Dalum, Michael Hansen and Patrick Lawton are expected to be the initial members of the Nominating and Corporate Governance Committee.
     The Nominating and Corporate Governance Committee will consider director candidates recommended by Wauwatosa Holdings’ shareholders. Recommendations should be directed to the committee in care of Wauwatosa Holdings’ Secretary. Under Wauwatosa Holdings’ Bylaws, shareholder nominations of directors must be received by Wauwatosa Holdings at its principal executive offices, 11200 West Plank Court, Wauwatosa, Wisconsin 53226, directed to the attention of the Secretary, not less than 80 days nor more than 110 days prior to the scheduled date of the annual meeting of shareholders and any such nominations must contain the information specified in Wauwatosa Holdings’ Bylaws. Wauwatosa Holdings is currently considering whether to adopt policies regarding director qualifications and procedures for identifying and evaluating persons recommended to be nominated for election as directors, including nominees recommended by shareholders. The committee expects these policies to be in place for the 2006 annual meeting of shareholders.
Code of Ethics
     Wauwatosa Holdings intends on adopting a code of ethics upon its reorganization. The code of ethics will apply to all of the Company’s employees, officers and directors. Following its adoption, the code of ethics will be posted on the Company’s corporate website, www.wsbonline.com, or may be obtained in print by any shareholder by contacting Wauwatosa Holdings, Investor Relations, 11200 West Plank Court, Wauwatosa, Wisconsin 53226. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of its code of ethics by placing such information on its Internet website.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
     The Company’s insiders became subject to Section 16(a) beneficial ownership reporting upon the Company registering its common stock pursuant to Section 12(g) of the Exchange Act on August 25, 2005. As such, no reports pursuant to Section 16(a) of the Exchange Act were due during the fiscal year ended June 30, 2005.

Item 11. Executive Compensation
     Summary Compensation Table. The following table sets forth certain information as to the total remuneration paid by Wauwatosa Savings during the three fiscal years ended June 30, 2005 to the President and Chief Executive Officer of Wauwatosa Savings and the three other most highly compensated executive officers of Wauwatosa Savings whose total annual salary and bonus for 2005 was at least $100,000. Each of the individuals listed on the table below is referred to as a Named Executive Officer. No other individuals qualified as executive officers of Wauwatosa Savings during the covered periods.

	Annual Compensation(1)
Named				All Other
Executive Officer	Year	Salary ($)(2)	Bonus ($)	Compensation ($)(3)
Donald J. Stephens	2005	527,083	550,000	4,870
President and Chief Executive Officer	2004	538,333	470,000	4,866
	2003	512,500	500,000	4,270

Richard C. Larson	2005	165,542	130,000	8,508
Chief Financial Officer and Treasurer	2004	165,917	117,000	5,478
	2003	144,417	75,000	9,478

Barbara J. Coutley	2005	137,917	110,000	3,287
Senior Vice President and Secretary	2004	134,165	100,000	2,951
	2003	124,167	95,000	3,312

Kenneth A. Snyder	2005	99,583	60,300	7,363
Vice President—Lending	2004	97,083	55,000	2,907
	2003	92,083	55,000	4,738

(1)	Wauwatosa Savings provides its executive officers with certain non-cash benefits and perquisites. Management of Wauwatosa Savings believes that the aggregate value of these benefits for 2005 did not, in the case of any executive officer, exceed $50,000 or 10% of the aggregate salary and annual bonus reported in the Summary Compensation Table.

(2)	Base salaries are reviewed on an annual basis and may be increased in the future. Current annual salaries are as follows: Mr. Stephens, $500,000; Mr. Larson, $173,000; Ms. Coutley, $144,000; and Mr. Snyder $104,000.

(3)	Amounts represent the dollar value of the named executive’s personal use of Bank-owned automobiles. In addition, Mr. Snyder’s 2005 total includes $2,130 in taxable income related to the below market rate employee interest rate charged on the mortgage of a principal residence.
Director Compensation
          Wauwatosa Holdings currently pays no fees for service on the Board of Directors or Board committees, but may pay fees for Board or committee service after the offering consistent with the extent of the business activities of Wauwatosa Holdings. Wauwatosa Savings pays each non-employee director $2,000 for each scheduled board meeting. In addition to the above fees, discretionary amounts are paid for special meetings and as director bonuses. Wauwatosa

Savings paid fees totaling $138,000 to directors for the fiscal ended June 30, 2005. Following the reorganization, our directors will be entitled to receive awards under the stock option and recognition and retention plans that we intend to adopt. See “Future Stock Benefit Plans” below.
Employment Agreements
          In connection with the reorganization and offering, Wauwatosa Savings intends to enter into an employment agreement with Donald J. Stephens. The employment agreement is intended to ensure that Wauwatosa Savings and Wauwatosa Holdings will be able to maintain its President and Chief Executive Officer for a reasonable period of time after the offering. The continued success of Wauwatosa Savings and Wauwatosa Holdings depends to a significant degree on the skills and competence of the executive management group.
     The employment agreement with Mr. Stephens will have an initial term of employment of three years. Each year the agreement may be extended so that the agreement remains in effect for a rolling three years upon agreement of Mr. Stephens and by affirmative action of Wauwatosa Savings’ Board of Directors. Under the employment agreement, Mr. Stephens will be entitled to a base salary of $500,000 per year, which will be reviewed annually by the Board of Directors based upon individual performance and our financial results, as well as benefits and perquisites, in accordance with our policies.
     The employment agreement can be terminated at the election of Mr. Stephens or Wauwatosa Savings at the expiration of the term, at any time for cause, upon the occurrence of certain events specified by federal statute or regulation, or as a result of the executive officer’s retirement, disability or death. The employment agreement can also be voluntarily terminated without cause by Mr. Stephens or Wauwatosa Savings. Mr. Stephens may also terminate the employment agreement under certain circumstances following a change in control.
     Upon termination of his employment at the expiration of the term of the employment agreement, Mr. Stephens will be entitled to receive unpaid compensation for the period of employment plus accrued but unused vacation time. Upon his death or retirement, Mr. Stephens or his personal representative will receive his earned but unpaid base salary and incentive compensation prorated to the end of the calendar month in which such termination occurs and compensation for accrued but unused vacation time. If Mr. Stephens terminates employment voluntarily or is terminated by Wauwatosa Savings for cause, he will receive his earned but unpaid base salary and incentive compensation for the period of employment, prorated to the date of termination, and compensation for accrued but unused vacation time, but will not be entitled to any compensation or benefits for any period after the date of termination.
     If during the term Wauwatosa Savings terminates Mr. Stephens without cause or the employment agreement is terminated by Mr. Stephens for cause, he would be entitled to receive 100% of his base salary at the time of termination, his earned but unpaid base salary and incentive compensation prorated to the end of the calendar month in which such termination occurs, and compensation for accrued but unused vacation time. Also, Mr. Stephens would continue to receive certain insurance and other benefits until twelve months after the end of the term of employment, but in no event for more than 36 months after the date of termination. Wauwatosa Savings would also pay to Mr. Stephens an additional lump sum cash payment in an amount equal to three times Wauwatosa Savings’ annual aggregate contributions for Mr.

Stephens to all qualified retirement plans in the year preceding termination and the number of years in the severance period. Mr. Stephens will also be entitled to retain his company-provided automobile in most circumstances following termination.
     Under the employment agreement, Mr. Stephens may also terminate employment following a change in control of Wauwatosa Savings under certain circumstances, including a reduction in compensation or responsibilities. Upon any such termination as a result of a change in control, Mr. Stephens will have a right to receive payments and benefits as if a termination by Wauwatosa Savings without cause had occurred. However, the aggregate amount of all severance payments and termination benefits, computed on a present value basis, may not exceed an amount which would cause the payments to be characterized as parachute payments within the meaning of Section 280G(b)(2) of the Internal Revenue Code. That section generally defines parachute payments to include any severance payments and termination benefits which, on a present value basis, equal or exceed three times the person’s average annual total compensation over a five-year period immediately preceding the change in control.
     The employment agreement will also contain a non-competition provision that restricts Mr. Stephens from competing against Wauwatosa Savings in any material way during his term of employment and for a period not to exceed two years following termination of his employment.
Defined Benefit Retirement Plan
     Wauwatosa Savings participates in an industry group sponsored insured non-contributory defined benefit pension plan intended to satisfy the qualification requirements of Section 401(a) of the Internal Revenue Code. Employees of Wauwatosa Savings become eligible to participate in the Retirement Plan once they reach age 21 and complete 1,000 hours of service in a consecutive 12-month period. Participants become fully vested in their accrued benefits under the Retirement Plan upon the completion of six years of vesting service. Participants are credited with one year of vesting service for each plan year in which they complete 1,000 hours of service.
     The normal retirement benefit under the Retirement Plan is the sum of (a) 0.8% of the participant’s average annual earnings which constitute table one compensation for Social Security purposes, plus (b) 1.35% of the participant’s average annual earnings, if any, in excess of the table one Social Security compensation, multiplied by (c) the participant’s years of credited service (up to 35 years). A participant’s average annual earnings is equal to the participant’s average compensation for the three consecutive years during which the participant received the greatest compensation from Wauwatosa Savings. A participant’s compensation includes all amounts paid to the participant by Wauwatosa Savings, other than payments Wauwatosa Savings makes on a participant’s behalf for insurance or any employee benefit plan. With respect to the Named Executive Officers, this amount generally equals the total of the amounts set forth in the “Salary” and “Bonus” columns of the Summary Compensation Table.
     In general, the Retirement Plan provides for a normal retirement monthly benefit that, unless deferred, is payable beginning during the year of the participant’s 65th birthday, or, with respect to participants who commenced participation in the Retirement Plan on or after December 16, 1989, the fifth anniversary of his or her participation in the Retirement Plan, if later.
     The following table sets forth the estimated annual benefits payable upon a participant’s normal retirement at age 65 for the period ended June 30, 2005, assuming various levels of compensation and various specified years of service for a participant born between 1957 and 1960. Under the Internal Revenue Code, maximum annual benefits under the Retirement Plan are limited to $170,000 and the annual average earnings for calculation purposes are limited to $210,000 for the 2005 calendar year.

	Years of Service
Average
Annual Earnings	15	20	25	30	35
$100,000	$13,568	$18,090	$22,613	$27,135	$31,658
$125,000	$18,630	$24,840	$31,050	$37,260	$43,470
$150,000	$23,693	$31,590	$39,488	$47,385	$55,283
$175,000	$28,755	$38,340	$47,925	$57,510	$67,095
$200,000	$33,818	$48,090	$56,363	$67,635	$78,908
$210,000 or more	$35,843	$47,790	$59,783	$71,685	$83,633

(1)	Estimated annual benefits are computed on the basis of a straight life annuity with ten years certain and are not subject to offset.
     The approximate years of service credited under the Retirement Plan as of June 30, 2005 for the Named Executive Officers are as follows:

Name	Years of Service
Donald J. Stephens	36
Richard C. Larson	14
Barbara J. Coutley	31
Kenneth A. Snyder	18
401(k) Plan
     Wauwatosa Savings maintains the Wauwatosa Savings Bank 401(k) Plan, a tax-qualified plan under Section 401(a) of the Internal Revenue Code with a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. Employees become eligible to make salary reduction contributions to the 401(k) Plan and to receive any matching or discretionary contributions made to the 401(k) Plan by Wauwatosa Savings on the first January 1 or July 1 coinciding with or next following the date that the employee has attained 18 years of age and completed at least three months of service with Wauwatosa Savings.
     Under the 401(k) Plan, participants may elect to annually contribute up to the lesser of 90% of eligible compensation or $14,000 in calendar year 2005 ($15,000 in 2006). The 401(k) Plan permits Wauwatosa Savings to make discretionary profit sharing contributions to the 401(k) Plan. Wauwatosa Savings made no discretionary contributions to the 401(k) Plan during the years ended June 30, 2005 and 2004. Participants in the 401(k) Plan may direct the investment of their accounts in several types of investment funds.

     Participants are always 100% vested in their elective deferrals and related earnings under the 401(k) Plan. Participants become vested in any discretionary profit sharing contributions and related earnings in 20% increments, beginning with the completion of two years of service and ending with the completion of six years of service. Participants also become 100% vested in any discretionary profit sharing contributions and related earnings upon the attainment of normal retirement age (age 65). Participants are permitted to receive a distribution from the 401(k) Plan only in the form of a lump sum payment.
     Wauwatosa Savings intends to allow its 401(k) Plan to add an additional investment alternative, the Wauwatosa Holdings, Inc. Stock Fund, as soon as such addition is allowed by the administrator of the 401(k) Plan (which will in no event be earlier than six months following the completion of the reorganization). The Wauwatosa Holdings, Inc. Stock Fund would permit participants to invest their deferrals in Wauwatosa Holdings, Inc. common stock.
Supplemental Retirement Benefit Plan
     Wauwatosa Savings entered into a Supplemental Retirement Benefit Plan with Donald Stephens on July 13, 1999, for the purposes of assuring Mr. Stephens’ continued availability to provide services to Wauwatosa Savings and providing Mr. Stephens with supplemental retirement benefits in recognition of his service to Wauwatosa Savings. Pursuant to the plan, Wauwatosa Savings will pay Mr. Stephens $170,000 per year for a period of 10 years following Mr. Stephens termination of employment should his employment terminate for any reason other than cause following the first day of the month following the month in which Mr. Stephens reaches age 62, or should Wauwatosa Savings terminate Mr. Stephens without cause prior to that date. If Mr. Stephens voluntarily terminates his employment prior to that date, Wauwatosa Savings will pay him $170,000 per year, reduced by 7.375% for each 12-month period by which the actual termination date precedes that date, for a period of ten years. If Mr. Stephens is terminated by Wauwatosa Savings for cause, then he will receive no payments under the plan.
     Should a change in control of Wauwatosa Savings occur during Mr. Stephens’ employment, the plan provides that Mr. Stephens would become immediately vested in the full amount of his benefits under the plan upon the change in control, with such benefits payable as of the later of the first day of the month following the month in which he reaches age 62 or the date his employment is terminated for any reason.
     In the event that Mr. Stephens terminates his employment prior to the first day of the month following the month in which he reaches age 62, then he will be subject to a noncompete arrangement that is intended to prevent him from competing against Wauwatosa Savings for a period of 18 months following the termination in a six-county area including and surrounding Wauwatosa Savings’ main office.
Future Stock Benefit Plans
  Employee Stock Ownership Plan and Trust. We intend to implement an employee stock ownership plan in connection with the reorganization and offering. The Board of Directors of Wauwatosa Savings intends to adopt the employee stock ownership plan, and the Board of Directors of Wauwatosa Holdings intends to approve the employee stock ownership loan, effective at the closing of the offering. Employees who are at least 21 years old and who have completed at least one year of service will be eligible to participate. As part of the offering, the employee stock ownership plan trust intends to borrow funds from Wauwatosa Holdings and use those funds to purchase a number of shares up to 8% of the total of the shares sold in the offering and those contributed to the charitable foundation. Collateral for the loan will be the common stock purchased by the employee stock ownership plan. The loan will be repaid principally from Bank discretionary contributions to the employee stock ownership plan over a period of up to 10 years. The loan documents will provide that the loan may be repaid over a shorter period, without penalty for prepayments. It is anticipated that the interest rate for the loan will be a fixed rate equal to 5.0%. Shares purchased by the employee stock ownership plan will be held in a suspense account for allocation among participants as the loan is repaid.
     Contributions to the employee stock ownership plan and shares released from the suspense account in an amount proportional to the repayment of the employee stock ownership plan loan will be allocated among employee stock ownership plan participants on the basis of their compensation in the year of allocation. Benefits under the plan will become vested in accordance with a graded vesting schedule providing full vesting after the completion of six years of credited service. A participant’s interest in his account under the plan will also fully vest in the event of termination of service due to a participant’s normal retirement, death, or disability. Vested benefits will be payable in the form of common stock and/or cash and benefits are generally distributable upon a participant’s separation from service.
     Wauwatosa Savings’ contributions to the employee stock ownership plan are discretionary, subject to the loan terms and tax law limits. In any plan year, Wauwatosa Savings may make additional discretionary contributions (beyond those necessary to satisfy the loan obligation) to the employee stock ownership plan for the benefit of plan participants in either cash or shares of common stock, which may be acquired through the purchase of outstanding shares in the market or from individual shareholders or which constitute authorized but unissued shares or shares held in treasury by Wauwatosa Holdings. The timing, amount and manner of discretionary contributions will be affected by several factors, including applicable regulatory policies, the requirements of applicable laws and regulations and market conditions. Wauwatosa Savings’ contributions to the employee stock ownership plan are not fixed; therefore, benefits payable under the employee stock ownership plan cannot be estimated. Pursuant to SOP 93-6, we will be required to record compensation expense each year in an amount equal to the fair market value of the shares committed to be released.
     Plan participants will be entitled to direct the plan trustee on how to vote common stock credited to their accounts. The trustee will vote all allocated shares held in the employee stock ownership plan as instructed by the plan participants and unallocated shares and allocated shares for which no instructions are received will be voted by the trustee, subject to the fiduciary responsibilities of the trustee.
     The employee stock ownership plan must meet certain requirements of the Internal Revenue Code and the Employee Retirement Income Security Act. Wauwatosa Savings intends to request a favorable determination letter from the Internal Revenue Service regarding the tax-qualified status of the employee stock ownership plan. Wauwatosa Savings expects to receive a favorable determination letter, but cannot guarantee that it will.
     Stock Option Plan. We may implement a stock option plan for directors, officers and employees of Wauwatosa Holdings and Wauwatosa Savings after the offering. We will not implement this plan until at least six months after the offering. Any such plan would need to be approved by the holders of a majority of the outstanding shares of Wauwatosa Holdings other than Lamplighter Financial, MHC. If we adopt a stock option plan within one year following the completion of our offering, we may not grant options under the plan to purchase more than 10% of the total of the shares sold in the offering and those contributed to the charitable foundation. In addition, we may not grant awards under our recognition and retention plan and our employee stock ownership plan, if such plans are adopted within one year following the completion of our offering, that total in the aggregate more than 12% of the shares sold in the offering and those contributed to the charitable foundation.
     We expect that the stock option plan would authorize the Compensation Committee, or the full board, to grant options to purchase up to 10% of the total of the shares sold in the offering and those contributed to the charitable foundation, although we may decide to adopt a stock option plan providing for greater or fewer stock option grants, if adopted after one year from the date of completion of the offering. The stock option plan will have a term of 10 years. The Compensation Committee will decide which directors, officers and employees will receive options and the terms of those options. Generally, no stock option will permit its recipient to purchase shares at a price that is less than the fair market value of a share on the date the option is granted, and no option will have a term that is longer than 10 years.
     We expect that the stock option plan will permit the Compensation Committee to grant either incentive stock options that qualify for special federal income tax treatment or non-qualified stock options that do not qualify for special treatment. Incentive stock options may be granted only to employees and will not create federal income tax consequences when they are granted. If they are exercised during employment or within three months after termination of employment, the exercise will not create federal income tax consequences either. When the shares acquired on exercise of an incentive stock option are resold, the seller must pay federal income taxes on the amount by which the sales price exceeds the purchase price. This amount will be taxed at capital gains rates if the sale occurs at least two years after the option was granted and at least one year after the option was exercised. Otherwise, any amount realized from such disposition will be taxable as ordinary income in the year of disposition to the extent the lesser of (a) the fair market value of the shares on the date the incentive stock option was exercised, or (b) the amount realized upon such disposition exceeds the exercise price. Any amount realized in excess of the fair market value on the date of exercise is treated as long-term or short-term capital gain, depending upon the holding period of the shares.
     Non-qualified stock options may be granted to either employees or non-employees such as directors, consultants and other service providers. Incentive stock options that are exercised more than three months after termination of employment are treated as non-qualified stock options. Non-qualified stock options will not create federal income tax consequences when they are granted. When they are exercised, federal income taxes must be paid on the amount by which the fair market value of the shares acquired by exercising the option exceeds the exercise price. When the shares acquired on exercise of a non-qualified stock option are resold, the seller must pay federal income taxes on the amount by which the sales price exceeds the purchase price plus the amount included in ordinary income when the option was exercised. This amount will be taxed at capital gain rates, which will vary depending upon the time that has elapsed since the exercise of the option.

     If we implement a stock option plan before the first anniversary of the offering, our plans will provide that:
•	non-employee directors in the aggregate may not receive more than 30% of the options authorized under the plan;

•	any one non-employee director may not receive more than 5% of the options authorized under the plan;

•	any officer or employee may not receive more than 25% of the options authorized under the plan;

•	the options may not vest more rapidly than 20% per year, beginning on the first anniversary of stockholder approval of the plan; and

•	accelerated vesting is not permitted except for death, disability or upon a change in control of Wauwatosa Savings or Wauwatosa Holdings.
     Wauwatosa Holdings may obtain the shares needed for this plan by issuing additional shares of common stock, in which case there would be dilution to then-existing shareholders, or through stock repurchases, in which case dilution would not occur.
     Under newly adopted financial reporting rules, companies such as Wauwatosa Holdings are required to expense the fair value of stock options granted to officers, directors and employees, effective for all fiscal years beginning after June 15, 2005. Based upon the new statement, we will have to expense the fair value of stock options which will increase our compensation costs.
     Recognition and Retention Plan. We may implement a Recognition and Retention Plan for the directors, officers and employees of Wauwatosa Savings and Wauwatosa Holdings after the offering. We will not implement this plan until at least six months after the offering. Any such plan would need to be approved by the holders of a majority of the outstanding shares of Wauwatosa Holdings other than Lamplighter Financial, MHC. We may grant awards under the Recognition and Retention Plan in an amount up to 4% of the total of the shares sold in the offering and those contributed to the charitable foundation, other than Lamplighter Financial, MHC. The Recognition and Retention Plan may authorize awards of more than 4% of the total of the shares sold in the offering and those contributed to the charitable foundation, if it is adopted after one year from the date of the completion of the offering.
     The Compensation Committee or the full board will decide which directors, officers and employees will receive restricted stock and the terms of those awards. We may obtain the shares of common stock needed for this plan by issuing additional shares of common stock or through stock repurchases. If we implement a recognition and retention plan before the first anniversary of the offering, our plan will provide that:
•	all non-employee directors in the aggregate may not receive more than 30% of the shares authorized under the plan;
•	no non-employee director may receive more than 5% of the shares authorized under the plan;

•	no officer or employee may receive more than 25% of the shares authorized under the plan;

•	the awards may not vest more rapidly than 20% per year, beginning on the first anniversary of shareholder approval of the plan; and

•	accelerated vesting is not permitted except for death, disability or upon a change of control of Wauwatosa Savings or Wauwatosa Holdings.
     Restricted stock awards under this plan may contain restrictions that require continued employment for a period of time for the award to be vested. Awards are not vested unless the specified employment requirements are satisfied. However, pending vesting, the award recipient may have voting and dividend rights. A recipient generally recognizes no taxable income at the time of an award of restricted stock. However, a recipient may make an election under Section 83(b) of the Code to have the grant taxed as compensation income at the date of receipt, with the result that any future appreciation (or depreciation) in the value of the shares of stock granted may be taxed as capital gain (or loss) upon a subsequent sale of the shares. If the recipient does not make a Section 83(b) election, then the grant will be taxed as compensation income at the full fair market value on the date that the restrictions imposed on the shares expire. Wauwatosa Savings is generally entitled to an income tax deduction for any compensation income taxed to the recipient. We will have to recognize compensation expense for accounting purposes ratably over the vesting period, equal to the fair market value of the shares on the original award date.
     The recognition and retention plan will increase our future compensation costs. We will have to expense the fair value of shares granted under the recognition and retention plan, thereby reducing our earnings.
Limitations on Federal Tax Deductions for Executive Officer Compensation
     As a private entity, Wauwatosa Savings has been subject to federal tax rules which permit it to claim a federal income tax deduction for a reasonable allowance for salaries or other compensation for personal services actually rendered. Following the reorganization, federal tax laws may limit this deduction to $1 million each tax year for each executive officer named in the summary compensation table in Wauwatosa Holdings’ proxy statement for that year. This limit will not apply to non-taxable compensation under various broad-based retirement and fringe benefit plans, to compensation that is “qualified performance-based compensation” under applicable law or to compensation that is paid in satisfaction of commitments that arose before the reorganization. Wauwatosa Savings and Wauwatosa Holdings expect that the Compensation Committee will take this deduction limitation into account with other relevant factors in establishing the compensation levels of their executive officers and in setting the terms of compensation programs. However, there is no assurance that all compensation paid to our executive officers will be deductible for federal income tax purposes. To the extent that compensation paid to any executive officer is not deductible, the net after-tax cost of providing the compensation will be higher and the net after-tax earnings of Wauwatosa Holdings and Wauwatosa Savings will be reduced.

Item 12. Security Ownership of Certain Beneficial Owners and Management
Participation By Management in the Offering
     The following table sets forth information regarding intended common stock purchases by each of the directors and executive officers of Wauwatosa Savings and their associates, and by all directors and executive officers as a group. These purchases of common stock are for investment purposes and not for resale. No individual has entered into a binding agreement to purchase this common stock and, therefore, actual purchases could be more or less than indicated. In the event the individual maximum purchase limitation is increased, persons subscribing for the maximum amount may increase their purchase order. Directors and executive officers will purchase shares of common stock at the same $10.00 purchase price per share and on the same terms as other purchasers in the offering. This table excludes shares of common stock to be purchased by the employee stock ownership plan, as well as any recognition and retention plan awards or stock option grants that may be made no earlier than six months after the completion of the offering. The directors and officers have indicated their intention to purchase in the offering, or shortly after the reorganization in the open market, an aggregate of 230,000 shares of common stock, equal to 2.2% of the number of shares of common stock issued to the public and contributed to the charitable foundation, at the adjusted maximum of the estimated valuation range, respectively.

	Aggregate	Number of
Directors	Purchase Price	Shares
Barbara J. Coutley	$90,000	9,000
Thomas E. Dalum	$500,000	50,000
Michael L. Hansen	$500,000	50,000
Patrick S. Lawton	$500,000	50,000
Stephen J. Schmidt	$10,000	1,000
Donald J. Stephens	$500,000	50,000

Executive Officers Who Are Not	Aggregate	Number
Directors	Purchase Price	of Shares
Richard C. Larson	$100,000	10,000
Kenneth A. Snyder	$100,000	10,000

Item 13. Certain Relationships and Related Transactions
     In the ordinary course of business, Wauwatosa Savings makes loans available to its directors, officers and employees. After six months of continuous employment, full-time employees of Wauwatosa Savings are entitled to receive a mortgage loan at a reduced interest rate. See Item 1, “Business – Business of Wauwatosa Savings Bank – One- to Four-Family Residential Mortgage Loans” for a description of Wauwatosa Savings’ employee mortgage loan program.
     The chart below lists the named executive officers who participated in the employee mortgage loan program as of June 30, 2005 and the terms of the mortgage loans as of that date:

			Non-
Named	Amount of	Employee	employee Interest
Executive Officer	Mortgage Loan	Interest Rate	Rate
Barbara J. Coutley	$261,401	3.08%	6.25%
Richard C. Larson	$336,123	3.08%	5.75%
Kenneth A. Snyder	$298,288	3.08%	5.25%
     At the time of termination of employment with Wauwatosa Savings, the interest rate will be adjusted to the non-employee interest rate as set forth in the mortgage note.
     Management believes that these loans neither involve more than the normal risk of collection nor present other unfavorable features. Federal regulations permit executive officers and directors to participate in loan programs that are available to other employees, as long as the director or executive officer is not given preferential treatment compared to other participating employees. Loans made to directors or executive officers, including any modification of such loans, must be approved by a majority of disinterested members of the Board of Directors. The interest rate on loans to directors and officers is the same as that offered to other employees.

Item 14. Principal Accountant Fees and Services
     The following table presents the aggregate fees billed for professional services by principal accountants during the years ended June 30, 2005 and 2004. Other than as set forth below, no professional services were rendered or fees billed by principal accountants during the years ended June 30, 2005 and 2004.

	2005	2004
Audit Fees(1)	$201,500	$50,500
Audit Related Fees(2)	13,050	—
Tax Fees(3)	13,590	23,576

Total	$228,140	$74,076

(1)	Audit fees consist of professional services rendered by KPMG LLP for the audit of the Bank’s annual financial statements. In addition, the 2005 audit fees include professional services rendered by KPMG LLP of $110,000 and by Ernst & Young LLP of $32,500 in conjunction with the filing of the form S-1 Registration Statement with the SEC.

(2)	Audit related fees consist of services rendered by KPMG LLP of $8,000 in conjunction with Federal Home Loan Bank collateral verification and by Virchow Krause and Company of $5,050 in conjunction with the audit of an employee benefit plan.

(3)	Tax fees consist of tax return preparation for the Bank and for Bank employee benefit plans. Fees billed in 2005 were paid to KPMG LLP and fees billed in 2004 were paid to Ernst & Young LLP.
        There were no tax planning and advice fees or any other non-audit and tax compliance fees billed for or in either 2005 or 2004 by principal accountants.
        Pre-approval Policy – Following its organization, the Audit Committee of Wauwatosa Holdings intends to adopt a pre-approval policy and procedures pursuant to which the Audit Committee would pre-approve the audit and non-audit services to be performed by the Company’s independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. Unless a type of service to be performed by the independent auditor has received general pre-approval, it would require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved cost levels would require specific pre-approval by the Audit Committee under the policy.

Part IV
Item 15. Exhibits and Financial Statement Schedules
          (a) Documents filed as part of the Report:
     1. and 2. Financial Statements and Financial Statement Schedules.
The following consolidated financial statements of Wauwatosa Savings Bank and subsidiaries are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:
Consolidated Statements of Financial Condition — June 30, 2005 and 2004.
Consolidated Statements of Income — Years Ended June 30, 2005, 2004 and 2003.
Consolidated Statements of Equity — Years Ended June 30, 2005, 2004 and 2003.
Consolidated Statements of Cash Flows — Years Ended June 30, 2005, 2004 and 2003.
Notes to Consolidated Financial Statements.
Report of KPMG LLP, Independent Auditors, on consolidated financial statements.
       Report of Ernst & Young LLP, Independent Auditors, on consolidated financial statements.
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.
(b). Exhibits. See Exhibit Index following the signature page of this report, which is incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following its exhibit number.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAUWATOSA HOLDING INC.
September 27, 2005
	By:	/s/Donald J. Stephens

Donald J. Stephens
Chairman, President and Chief
Executive Officer

POWER OF ATTORNEY
     Each person whose signature appears below hereby authorizes Donald J. Stephens, Richard C. Larson, and Barbara J. Coutley, or any of them, as attorneys-in-fact with full power of substitution, to execute in the name and on behalf of such person, individually, and in each capacity stated below or otherwise, and to file, any and all amendments to this report.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.*
Signature and Title

/s/Donald J. Stephens	/s/Thomas E. Dalum

Donald J. Stephens, Chairman, President	Thomas E. Dalum, Director
Chief Executive Officer and Director
(Principal Executive Officer)

/s/Richard C. Larson	/s/Michael L. Hansen

Richard C. Larson, Chief Financial Officer	Michael L. Hansen, Director
(Principal Financial and Accounting Officer)

/s/Barbara J. Coutley	/s/Patrick S. Lawton

Barbara J. Coutley, Senior Vice President	Patrick S. Lawton, Director
Secretary and Director
/s/Stephen J. Schmidt

Stephen J. Schmidt, Director

*	Each of the above signatures is affixed as of September 27, 2005.

WAUWATOSA HOLDINGS, INC.
( “Wauwatosa Holdings” or the “Company”)**
Commission File No. 000-51507
EXHIBIT INDEX
TO
2005 REPORT ON FORM 10-K
     The following exhibits are filed with, or incorporated by reference in, this Report on Form 10-K for the year ended June 30, 2005:

		Incorporated Herein	Filed
Exhibit	Description	By Reference To	Herewith
2.1	Plan of Reorganization from	Exhibit 2.1 to the
	Mutual Savings Bank to Mutual	Company's Registration
	Holding Company of Wauwatosa	Statement on Form S-1,
	Savings Bank (the “Bank”), as	Registration No.
	adopted on May 17,2005 and	333-125715 (the “2005
	amended on June 3, 2005 (the	S-1”)
“Plan”)

3.1	Proposed Articles of	Exhibit 3.1 to 2005 S-1
Incorporation of the Company

3.2	Proposed Bylaws of the Company	Exhibit 3.1 to 2005 S-1

10.1	Wauwatosa Savings Bank	Exhibit 10.1 to 2005 S-1
Employee Stock Ownership Plan
and Trust

10.2	Supplemental Retirement	Exhibit 10.2 to 2005 S-1
Benefit Plan between the Bank
and Donald J. Stephens

10.3	Form of Employment Agreement	Exhibit 10.3 to 2005 S-1
between the Bank and Donald
J. Stephens

16.1	Letter from Ernst & Young LLP	Exhibit 16.1 to 2005 S-1

21.1	List of Subsidiaries		X

24.1	Powers of Attorney	Signature Page

31.1	Sarbanes-Oxley Act Section		X
302 Certification signed by
the Chairman, President and
Chief Executive Officer of
Wauwatosa Holdings

31.2	Sarbanes-Oxley Act Section		X
302 Certification signed by
the Chief Financial Officer
of Bank Wauwatosa Holdings

32.1	Certification pursuant to 18		X
U.S. C. Section 1350, as
adopted pursuant to Section
906 of the Sarbanes-Oxley Act
of 2002 signed by the
Chairman, President and Chief
Executive Officer of
Wauwatosa Holdings

EI-1

		Incorporated Herein	Filed
Exhibit	Description	By Reference To	Herewith
32.2	Certification pursuant to 18		X
U.S. C. Section 1350, as
adopted pursuant to Section
906 of the Sarbanes-Oxley Act
of 2002 signed by the Chief
Financial Officer of
Wauwatosa Holdings
_____________________________

EI-2