Form 10-Q
period 2005-09-30
Wauwatosa Holdings, Inc.
filed 2005-11-03
CIK 1329517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 000-51507
WAUWATOSA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	20-3598485
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
11200 W. Plank Ct.
Wauwatosa, WI 53226
(414) 761-1000
(Address, including Zip Code, and telephone number,
including area code, of registrant’s principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes               No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes               No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes               No ☑
The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 33,723,750 shares, at October 31, 2005.

WAUWATOSA HOLDINGS, INC.
10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WAUWATOSA SAVINGS BANK
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30,	June 30,
	2005	2005
Assets
Cash	$7,639,411	10,106,876
Federal funds sold	306,891,487	8,779,591
Short-term investments	50,623,063	1,580,688

Cash and cash equivalents	365,153,961	20,467,155

Securities available-for-sale (at fair value):
Mortgage-related securities	47,921,868	53,444,978
Debt securities	31,061,406	30,546,421
Loans receivable	1,262,930,306	1,218,166,886
Allowance for loan losses	4,805,962	4,606,309

Loans receivable, net	1,258,124,344	1,213,560,577

Office properties and equipment, net	25,129,494	24,017,859
Federal Home Loan Bank stock	14,271,400	14,096,800
Foreclosed properties	250,000	475,495
Accrued interest receivable	1,470,495	1,145,486
Cash surrender value of life insurance	22,640,210	22,078,473
Prepaid expenses and other assets	6,733,679	6,298,690

Total assets	$1,772,756,857	1,386,131,934

Liabilities and Equity
Liabilities:
Demand deposits	$18,930,623	18,815,534
Interest-bearing demand deposits	81,076,167	82,045,453
Money market and savings deposits	29,918,015	27,116,712
Time deposits	978,725,493	1,000,812,840

Total deposits	1,108,650,298	1,128,790,539
Federal Home Loan Bank advances short-term	57,199,280	35,000,000
Federal Home Loan Bank advances long-term	43,953,012	58,162,292
Advance payments by borrowers for taxes	23,839,709	15,821,004
Accrued interest on deposits	2,980,952	2,974,167
Obligations under capital lease	3,409,787	3,416,329
Other liabilities	396,138,308	8,551,314

Total liabilities	1,636,171,346	1,252,715,645

Equity:
Net unrealized loss on securities available-for-sale (net of taxes)	(879,348)	(626,601)
Retained earnings	137,464,859	134,042,890

Total equity	136,585,511	133,416,289

Total liabilities and equity	$1,772,756,857	1,386,131,934

See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA SAVINGS BANK
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended September 30,
	2005	2004
Interest income:
Loans	$18,917,164	16,501,619
Mortgage-related securities	475,924	644,283
Debt securities, federal funds sold and short-term investments	1,157,194	496,898

Total interest income	20,550,282	17,642,800

Interest expense:
Deposits	9,321,450	7,866,076
Borrowings	910,004	575,011

Total interest expense	10,231,454	8,441,087

Net interest income	10,318,828	9,201,713
Provision for loan losses	209,157	117,530

Net interest income after provision for loan losses	10,109,671	9,084,183

Noninterest income:
Service charges on loans and deposits	311,190	353,348
Rental income	41,691	40,123
Increase in cash surrender value of life insurance	436,065	213,206
Gain on sale of securities	0	412
Gain on sale of office properties and equipment	0	488,246
Other	216,317	160,948

Total noninterest income	1,005,263	1,256,283

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,028,076	2,656,642
Federal insurance premiums	36,288	37,409
Occupancy, office furniture, and equipment	836,855	894,752
Advertising	410,801	303,760
Data processing	349,405	284,724
Net cost of foreclosed properties	7,335	7,584
Stationery and supplies	100,442	83,198
Charitable contributions	187,500	143,750
Communications expense	157,650	128,403
Professional Fees	120,460	70,985
Other	518,153	480,957

Total noninterest expenses	5,752,965	5,092,164

Income before income taxes	5,361,969	5,248,302
Income taxes	1,940,000	1,794,000

Net income	$3,421,969	3,454,302

See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA SAVINGS BANK
CONSOLIDATED STATEMENTS OF EQUITY

	Net
	unrealized	Retained
	gain (loss) on	earnings,
	securities	substantially	Total
	available for sale	restricted	equity
	(Unaudited)
For the Three Months Ended September 30, 2004

Balances at June 30, 2004	$(2,128,668)	124,927,239	122,798,571
Comprehensive income:
Net income	—	3,454,302	3,454,302
Other comprehensive income:
Net unrealized holding losses on available for sale securities arising during the period, Net of tax benefit of $957,656	1,858,980	—	1,858,980
Less reclassification adjustment for net gains on available for sale securities realized in net income, net of taxes of $140	(272)	—	(272)

Total comprehensive income			5,313,010

Balances at September 30, 2004	$(269,960)	128,381,541	128,111,581

For the Three Months Ended September 30, 2005

Balances at June 30, 2005	$(626,601)	134,042,890	133,416,289

Comprehensive income:
Net income	—	3,421,969	3,421,969
Other comprehensive income:
Net unrealized holding gains on available for sale securities arising during the period, net of tax of $130,203	(252,747)	—	(252,747)

Total comprehensive income			3,138,422

Balances at September 30, 2005	$(879,348)	137,464,859	136,585,511

See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA SAVINGS BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended September 30,
	2005	2004
Operating activities:
Net income	$3,421,969	3,454,302
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	209,157	117,530
Provision for depreciation	497,941	462,819
Net amortization of premium on debt and mortgage-related securities	55,714	124,956
Decrease in accrued interest receivable	6,785	221,900
Increase in cash surrender value of life insurance	(436,065)	(213,206)
Decrease in accrued interest on deposits	(325,009)	(115,048)
Increase in other liabilities	844,414	642,591
FHLB stock dividends	(174,600)	(197,300)
Gain on sale of office properties and equipment	0	(488,246)
Other	(349,656)	195,215

Net cash provided by operating activities	3,750,650	4,205,514

Investing activities:
Proceeds from maturities of debt securities	4,653,130	3,200,000
Purchases of debt securities	(5,350,000)	(16,900,000)
Principal repayments on mortgage-related securities	5,263,745	7,381,811
Proceeds from sales of mortgage-related securities	0	5,346,842
Net increase in loans receivable	(44,772,923)	(46,477,784)
Purchases and premiums on life insurance	(125,672)	(76,418)
Net purchases of office properties and equipment	(1,586,851)	(134,972)
Proceeds from sales of foreclosed properties	243,682	174,614

Net cash used by investing activities	(41,674,889)	(47,485,907)

Financing activities:
Net increase (decrease) in deposits	(20,140,241)	3,443,166
Wauwatosa Holdings, Inc. stock subscription escrow	386,742,582	0
Net change in short-term FHLB advances	7,990,000	7,292,967
Proceeds from long-term FHLB advances	0	16,962,855
Increase in advance payments by borrowers for taxes	8,018,704	7,497,312

Net cash provided by financing activities	382,611,045	35,196,300

Increase (decrease) in cash and cash equivalents	344,686,806	(8,084,093)
Cash and cash equivalents at beginning of period	20,467,155	19,391,669

Cash and cash equivalents at end of period	$365,153,961	11,307,576

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$1,335,000	8,219,187
Interest payments	10,224,669	1,510,000
Noncash investing activities:
Loans receivable transferred to foreclosed properties	0	(1,325,603)
Non Cash financing activities:
Long-term FHLB advances reclassified to short-term	14,209,280	7,292,967
See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA SAVINGS BANK
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
The consolidated financial statements include the accounts of Wauwatosa Savings Bank (the “Bank”) and the Bank’s subsidiaries.
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals ) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity, and cash flows of Wauwatosa Savings Bank for the periods presented.
The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with the Wauwatosa Holdings, Inc. June 30, 2005 Annual Report on Form 10-K. Operating results for the three months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.
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
Note 2 — Securities Available-for-Sale
The amortized cost and fair values of the Bank’s investment in securities follow:

	September 30, 2005
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$5,425,700	5,879	(189,857)	5,241,722
Collateralized mortgage obligations	43,691,455	—	(1,011,309)	42,680,146

Mortgage-related securities	49,117,155	5,879	(1,201,166)	47,921,868

Government sponsored entity bonds	28,275,420	4,174	(349,960)	27,929,634
Municipals	2,923,045	208,727	—	3,131,772

Debt securities	31,198,465	212,901	(349,960)	31,061,406

	$80,315,620	218,780	(1,551,126)	78,983,274

	June 30, 2005
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$5,817,357	3,068	(179,480)	5,640,945
Collateralized mortgage obligations	48,620,674	8,728	(825,369)	47,804,033

Mortgage-related securities	54,438,031	11,796	(1,004,849)	53,444,978

Government sponsored entity bonds	26,579,430	27,368	(220,098)	26,386,700
Municipals	3,923,334	238,164	(1,777)	4,159,721

Debt securities	30,502,764	265,532	(221,875)	30,546,421

	$84,940,795	277,328	(1,226,724)	83,991,399

The amortized cost and fair values of investment securities by contractual maturity at September 30, 2005, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Due within one year	$1,697,134	$1,697,134
Due after one year through five years	26,578,286	26,232,500
Due after five years through ten years	0	0
Due after ten years	2,923,045	3,131,772
Mortgage-related securities	49,117,155	47,921,868

	$80,315,620	$78,983,274

Gross unrealized losses on securities available-for-sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	September 30, 2005
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
Government sponsored entity bonds	$23,525,784	(291,080)	2,941,800	(58,880)	26,467,584	(349,960)
Mortgage-related securities	15,807,725	(222,715)	31,283,361	(978,451)	47,091,086	(1,201,166)

	$39,333,509	(513,795)	34,225,161	(1,037,331)	73,558,670	(1,551,126)

The unrealized losses reported for government agency bonds and mortgage-related securities relate exclusively to debt securities issued by government sponsored entities such as the Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC). Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these debt securities until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Note 3 — Loans Receivable
Loans receivable are summarized as follows:

	September 30,	June 30,
	2005	2005
Mortgage loans:
Residential real estate:
Single family	$450,246,554	430,333,367
Two- to four-family	247,808,288	251,267,900
Over four-family	427,232,612	407,601,393
Construction	165,616,153	149,539,532
Commercial real estate	36,111,545	36,585,503
Land	26,141,403	24,281,934
Credit cards	145,103	150,042
Other	23,474	52,100

	1,353,325,132	1,299,811,771

Less:
Undisbursed loan proceeds	86,190,832	77,483,660
Unearned loan fees	4,203,994	4,161,225

	$1,262,930,306	1,218,166,886

Real estate collateralizing the Bank’s first mortgage loans is located in the Bank’s general lending area of metropolitan Milwaukee.
A summary of the activity in the allowance for loan loss follows:

	For the three months ended
	September 30,
	2005	2004
Balance at beginning of period	$4,606,309	3,378,037
Provision for loan losses	209,157	117,530
Charge-offs	(9,585)	(3,917)
Recoveries	81	—

Balance at end of period	$4,805,962	3,491,650

Percentage of allowance to gross loans	0.38%	0.29%

Note 4 — Deposits
A summary of the contractual maturities of certificate accounts at September 30, 2005 is as follows:

Within one year	$626,517,996
One to two years	194,588,960
Two to three years	81,981,202
Three to four years	40,367,515
Four through five years	35,147,597
After five years	122,223

$978,725,493

Note 5 — FHLB Advances
FHLB advances consist of the following:

	September 30,	June 30,
	2005	2005
Federal Home Loan Bank (FHLB) advances:
Short-term FHLB advances:
FHLB advance, 3.58%, due October 2005	$7,990,000	—
FHLB advance, 2.62%, due January 2006	25,000,000	25,000,000
FHLB advance, 2.21%, due January 2006	10,000,000	10,000,000
FHLB advance, 3.26%, due July 2006	11,777,463	—
FHLB advance, 2.83%, due September 2006	2,431,817	—

Total short-term FHLB advances	57,199,280	35,000,000
Long-term FHLB advances:
FHLB advance, 3.26%, due July 2006	—	11,777,463
FHLB advance, 2.83%, due September 2006	—	2,431,817
FHLB advance, 3.56%, due February 2007	7,000,000	7,000,000
FHLB advance, 3.17%, due August 2007	5,407,750	5,407,750
FHLB advance, 3.19%, due September 2007	4,123,288	4,123,288
FHLB advance, 3.09%, due October 2007	4,692,931	4,692,931
FHLB advance, 3.67%, due January 2008	6,818,766	6,818,766
FHLB advance, 3.63%, due January 2008	3,074,277	3,074,277
FHLB advance, 3.8%, due February 2008	7,836,000	7,836,000
FHLB advance, 3.58%, due August 2008	5,000,000	5,000,000

Total long-term FHLB advances	43,953,012	58,162,292

Total FHLB advances	$101,152,292	93,162,292

Note 6 — Financial Instruments with Off-Balance Sheet Risk
Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk are as follows:

	September 30,	June 30,
	2005	2005
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under first mortgage loans	$73,737,550	65,565,900
Commitments to extend credit under home equity lines of credit	30,397,704	30,253,000
Standby letters of credit	2,937,686	1,374,374
Note 7 — Recent Accounting Developments
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
In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF Issue 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized through earnings equal to the difference between the investment’s cost and its fair value. In September 2004, the FASB delayed the measurement requirements of EITF Issue 03-1 until additional implementation guidance is issued and goes into effect. In September 2005, the FASB decided to include in the draft final FASB Staff Position (FSP) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” guidance similar to that provided in EITF Issue 03-1, regarding the accounting for debt securities subsequent to an other-than-temporary impairment. In addition, the Board decided that (1) the FSP would be applied prospectively and (2) the effective date would be reporting periods beginning after December 15, 2005. The Bank regularly evaluates its investments for possible other-than-temporary impairment and, therefore, does not expect the requirements of FSP 115-1 will have a material impact on the Bank’s results of operations, financial position, or liquidity.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS 154”). SFAS 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Bank does not expect the adoption of SFAS 154 will have a material impact on its results of operations, financial position, or liquidity .

Note 8 — Subsequent Events
Effective October 4, 2005, Wauwatosa Savings Bank completed its reorganization and subsequent initial public offering of common stock of Wauwatosa Holdings, Inc. Upon completion of the reorganization, Lamplighter Financial, MHC (a Wisconsin chartered mutual holding company) owns a majority of the outstanding shares of common stock of Wauwatosa Holdings, Inc. and Wauwatosa Holdings, Inc. owns 100% of the common stock of the Bank.
In the reorganization, 10,117,125 shares of Wauwatosa Holdings, Inc. were sold to eligible subscribers in a registered stock offering, 556,442 shares were issued to the Wauwatosa Savings Bank Fund of the Waukesha County Community Foundation, and the remaining 23,050,183 shares were issued to Lamplighter Financial, MHC.
As of September 30, 2005, $386.9 million in cash had been received in connection with subscriptions related to the stock offering. These funds were deposited in a Wauwatosa Savings Bank deposit account, and cash was invested in federal funds sold and short-term U.S. government sponsored entity debt securities. The offering was oversubscribed by $304.9 million, including interest earned on cash deposited, which was refunded to stock subscribers on October 4, 2005.
Proceeds from the stock offering, net of issuance costs, amounted to approximately $98.8 million. One half of the proceeds were retained by Wauwatosa Holdings, Inc. The remaining proceeds were invested in Wauwatosa Savings Bank. Wauwatosa Holdings, Inc. utilized $8.5 million of the proceeds to extend a loan to an employee stock ownership plan (the Plan). In turn, as of October 31, 2005, the Plan had used $6.4 million in loan proceeds to purchase 574,000 shares of stock on the open market at an average price of $11.18 per share. As a result of the purchase of shares by the Plan, total stockholders’ equity of Wauwatosa Holdings, Inc. was reduced by $6.4 million and total shares outstanding were reduced by 574,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statements Regarding Forward-Looking Information
This document contains or incorporates by reference various forward-looking statements concerning the Bank’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Bank from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “objective” and similar expressions and verbs in the future tense, are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Bank’s control, that could cause the Bank’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Bank:
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	legislative or regulatory changes that adversely affect our business;

•	changes in our organization, compensation and benefit plans as a result of our reorganization and initial public offering of common stock;

•	our ability to enter new markets successfully and take advantage of growth opportunities;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	significantly increased competition among depository and other financial institutions;

•	adverse changes in the securities markets;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and

•	changes in consumer spending, borrowing and savings habits.
See also the factors referred to in reports filed by Wauwatosa Holdings, Inc. with the Securities and Exchange Commission (particularly those under the caption “Risk Factors” in Item 7 of the Wauwatosa Holdings, Inc. 2005 Annual Report on Form 10-K).
Overview
The following discussion and analysis is presented to assist in the understanding and evaluation of the Bank’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the results of operations for the three month periods ended September 30, 2005 and 2004 and the financial condition as of September 30, 2005 compared to the financial condition as of June 30, 2005. As is more fully disclosed in the Notes to Consolidated Financial Statements, the reorganization and subsequent initial public offering of common stock of

Wauwatosa Holdings, Inc. was not completed until October 4, 2005. Thus, the following discussion and analysis reflect the financial condition and results of operation for Wauwatosa Savings Bank and its subsidiaries, as a stand-alone entity.
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
Allowance for Loan Losses. Wauwatosa Savings establishes valuation allowances on real estate loans considered impaired. A loan is considered impaired when, based on current information and events, it is probable that Wauwatosa Savings will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral.
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
Wauwatosa Savings has an investment subsidiary operating in Nevada. The income earned by that corporation is not subject to tax in Wisconsin nor has any such tax been paid. An accrued liability has been recorded pursuant to the Statement of Financial Accounting Standards Board No. 5 because the Wisconsin Department of Revenue has generally indicated that it may assess franchise taxes on the income of such out of state subsidiaries. Wauwatosa Savings has accrued an estimated liability, as of September 30, 2005, of $2.2 million net of the federal deferred tax benefit. The accrued gross estimated liability provided during fiscal 2005, and as of September 30, 2005, is $3.3 million offset by a $1.1 million federal deferred tax benefit. Wauwatosa Savings will continue to accrue state income tax on certain Nevada subsidiary earnings until such time as this issue is resolved.
Management believes its tax policies and practices are critical because the determination of the tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We have no plans to change the tax recognition methodology in the future. If our estimated current and deferred tax assets and liabilities and any related estimated valuation allowance is too high or too low, it will affect our future net income in the period that the new information enabling us to better evaluate our estimates of income tax assets and liabilities becomes available
Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004
General — Net income totaled $3.4 million for the quarter ended September 30, 2005 (fiscal 2006) as compared to $3.5 million for the quarter ended September 30, 2004 (fiscal 2005). The decrease was primarily the result of an increase in the effective income tax rate to 36.2% for fiscal 2006 versus 34.2% for fiscal 2005. The increased effective tax rate is a result of an accrual of state income taxes attributable to an ongoing dispute with the Wisconsin Department of Revenue. Wauwatosa Savings has an investment subsidiary operating in Nevada. The income earned by that corporation is not subject to tax in Wisconsin nor has any such tax been paid. During the third quarter of fiscal 2005, an accrued liability was recorded because the Wisconsin Department of Revenue has generally indicated that it may assess franchise taxes on some of the income of such out of state subsidiaries. Wauwatosa Savings has accrued an estimated liability, as of September 30, 2005, of $2.2 million net of the federal deferred tax benefit of $1.1 million; $185,000 net of the federal tax benefit was accrued in the quarter ended September 30, 2005. There was no comparable accrual for the quarter ended September 30, 2004.

Total Interest Income — Total interest income increased $2.9 million, or 16.5%, to $20.6 million in the first quarter of fiscal 2006 as compared to $17.6 million for the same period in fiscal 2005. This increase was primarily the result of the increased dollar amount outstanding in the mortgage loan portfolio.
Interest income on loans increased $2.4 million, or 14.6%, to $18.9 million in the first quarter of fiscal 2006 as compared to $16.5 million for the first quarter of fiscal 2005. This increase was the result of increased average dollars in the loan portfolio outstanding plus a slight increase in the yield on the portfolio. Loan originations in the first quarter of fiscal 2006 totaled $143.8 million as compared to $124.6 million in the first quarter of fiscal 2005.
Interest income on mortgage-related securities decreased $168,000, or 26.1%, to $476,000 in the first quarter of fiscal 2006 as compared to $644,000 for the first quarter of fiscal 2005. The decrease was the result of a reduction in the balance of mortgage-related securities held.
Interest income on debt securities, federal funds sold and short-term investments increased $660,000 in the first quarter of 2006 as compared to the first quarter of 2005. The increase was the result of increased short-term investments resulting from the $386.7 million in the cash deposited to a Wauwatosa Savings Bank escrow related to the initial public offering of common stock of Wauwatosa Holdings, Inc.
Total Interest Expense - Total interest expense increased $1.8 million, or 21.2%, in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. This increase was the result of an increase in both the rate paid on deposits and borrowings and an increase in average deposits and borrowings outstanding.
Interest expense on deposits increased $1.5 million, or 18.5%, in the first quarter of fiscal 2006 as compared to the same period in fiscal 2005 as a result of both an increase in the cost of deposits and an increase in average dollars outstanding. The cost of total average deposits increased by 0.32%, to 3.32%, for the period ended September 30, 2005 verses 3.00% for the period ended September 30, 2004. As market interest rates increased (in particular short-term interest rates) and deposit rates offered by competitors increased, it was necessary to increase the interest rates we offered on deposits to retain and attract new deposits, thereby increasing our cost of deposits. Continued increases in the cost of deposits will negatively impact future earnings.
Interest expense on borrowings increased $335,000 in the first quarter of fiscal 2006 as compared to the same period in 2005. This increase was the result of increased average borrowings outstanding plus an increase in the related weighted average interest rate. The cost of advances from the Federal Home Loan Bank and of federal funds purchased increased 0.64%, to 3.47%, for the period ended September 30, 2005 verses 2.83% for the period ended September 30, 2004. Continued increases in the cost of borrowing will negatively impact future earnings.
Net Interest Income — Net interest income increased $1.1 million, or 12.1%, in the first quarter of fiscal 2006 as compared to the same period in fiscal 2005 primarily as a result of increases in mortgage loan and debt securities portfolios. These increases were partially offset by the increased cost of deposits and borrowings.
The net interest margin for the first quarter of fiscal 2006 was 2.93% as compared to 3.04% for the first quarter of fiscal 2005. The decrease in the net interest margin was primarily the result of the increasing short-term interest rate environment. Continued increases in short-term interest rates unaccompanied by comparable increases in longer-term interest rates will negatively impact future earnings.
Provision for Loan Losses — Provision for loan losses totaled $209,000 for the first quarter of fiscal 2006 as compared to $118,000 for the first quarter of fiscal 2005. The increase was primarily the result of the increase in total non-performing loans. It is believed that the portion of loan loss allowance allocated to non-performing loans is sufficient to cover losses incurred in the remediation process.
Noninterest Income — Total noninterest income decreased $251,000 in the first quarter of fiscal 2006 as compared to the same period in fiscal 2005. The decrease reflects the gains on the sale of office properties and equipment which occurred in fiscal 2005, partially offset by a greater increase in cash surrender value of life insurance. In addition, service charges on deposits and loans decreased $42,000 in the first quarter of fiscal 2006 compared to the same period in fiscal 2005. This resulted primarily from a decrease in refinancing activity which in turn results in a decrease in loan prepayment penalties charged.
Noninterest Expense — Total noninterest expense increased $661,000 in the first quarter of fiscal 2006 as compared to the same period in fiscal 2005. The increase was primarily the result of increases in compensation and employee benefits and advertising.
Compensation, payroll taxes and other employee benefit expense increased $371,000, or 14.0%, in the first quarter of fiscal 2006 as compared to the same period in fiscal 2005 primarily as a result of an 11.3% increase in the number of full-time equivalent staff members.
Advertising expenses increased $107,000 in the first quarter of fiscal 2006 as compared to the same period in fiscal 2005. The increases are directly related to the Bank-wide effort to increase that portion of overall funding related to transactional deposit accounts.
Income Taxes — The effective tax rate for the first quarter of fiscal 2006 was 36.2% as compared to 34.2% for the first quarter of fiscal 2005. The increased effective tax rate is a result of an accrual of state income taxes attributable to an ongoing dispute with the Wisconsin Department of Revenue. Wauwatosa Savings has an investment subsidiary operating in Nevada. The income earned by that corporation is not subject to tax in Wisconsin nor has any such tax been paid. An accrued liability has been recorded because the Wisconsin Department of Revenue has generally indicated that it may assess franchise taxes on some of the income of such out of state subsidiaries. Wauwatosa Savings has accrued an estimated liability, as of September 30, 2005, of $2.2 million net of the federal deferred tax benefit; $185,000, net of the federal deferred tax benefit, was accrued in the quarter ended September 30, 2005. There was no comparable accrual for the quarter ended September 30, 2004.

Net Income - As a result of the foregoing factors, net income for the three months ended September 30, 2005 was $3.4 million, a 0.9% decrease from the comparable period in fiscal 2005.
Comparison of Financial Condition at September 30, 2005 and June 30, 2005
Total Assets — Total assets increased by $386.6 million during the first three months of 2006. Total assets at September 30, 2005 were $1.8 billion as compared to $1.4 billion at June 30, 2005. The increase was primarily attributed to the reorganization of Wauwatosa Savings Bank from a mutual organization into a mutual holding company. As of September 30, 2005, $386.7 million of cash received in connection with the subscriptions related to the initial public offering of Wauwatosa Holding, Inc. common stock had been deposited in a Wauwatosa Savings Bank escrow account. The cash received from the stock subscriptions was invested in federal funds sold and short-term U.S. government sponsored entity debt securities. The initial public offering and reorganization transaction was completed on October 4, 2005. See “Proforma Stockholders Equity” under “Liquidity and Capital Resources”.
Cash and Cash Equivalents — Cash and cash equivalents increased $344.7 million in the first three months of fiscal 2006 primarily as a result of the reorganization noted above.
Securities Available-for-Sale — Debt securities increased $515,000 in the first three months of fiscal 2006 primarily as a result of the purchase of government sponsored entity securities, partially offset by a decrease in market value.
Mortgage-related securities decreased $5.5 million primarily as a result of payments and prepayments of the underlying mortgage loans which collateralize the mortgage-related securities and a decrease in market value. Funds obtained from repayments on these securities were also used to fund increases in loans receivable.
Loans Receivable — Loans receivable increased $44.6 million in the first three months of fiscal 2006, primarily as a result of an increase in residential mortgage loans secured by single family and over four-family properties and construction loans, partially offset by an increase in undisbursed loan proceeds.
Residential mortgage loans secured by single-family properties increased by $19.9 million in the first three months of fiscal 2006. This net increase included $31.7 million in single-family mortgage loans originated. Residential mortgage loans secured by over four-family real estate increased by $19.6 million in the first three months of fiscal 2006. The net increase included $51.4 million in over four-family mortgage loans originated. Construction loans increased by $16.1 million in the first three months of fiscal 2006. The net increase included $24.3 million in construction loans originated. In addition, undisbursed loan proceeds relating primarily to construction loans increased by $8.7 million in the first three months of fiscal 2006.

The following table shows loan origination, purchasing and principal repayment activity during the periods indicated.

	At September 30,	At June 30,
	2005	2005
	(In Thousands)
Total loans at beginning of period	$1,299,812	$1,132,507
Real estate loans originated:
Residential (1)
Single family	31,724	139,878
Two- to four-family	25,516	96,560
Over four-family	51,375	148,964
Construction	24,259	80,221
Commercial	2,158	11,733
Land	8,760	19,775

Total loans originated	143,792	497,131

Other loans — net activity	(33)	16
Principal repayments	(90,246)	(329,842)

Net loan activity	53,513	167,305

Total loans at end of period	$1,353,325	$1,299,812

(1)	Residential mortgage loans include home equity loans and home equity lines of credit.
Office Properties and Equipment - Office properties and equipment increased $1.1 million during the first three months of 2006. This increase is primarily the result of the replacement of the Waukesha branch office with a new facility that opened in September 2005.
Deposits — Deposits decreased $20.1 million in the first three months of fiscal 2006. Approximately half of the net decrease in deposits is attributable to a $10 million decrease in brokered deposits. The Bank stopped accepting new, non-local, brokered deposits effective May 17, 2005 in connection with the reorganization to a mutual holding company form.
Borrowings — Borrowings increased $8.0 million in the first three months of fiscal 2006 as a result of the decrease in deposits and the increase in the loan receivable portfolio. In connection with the reorganization, short-term borrowing increased by $22.2 million while long-term borrowings decreased by $14.2 million during the period. Proceeds from the reorganization will be used to repay certain outstanding borrowings as they come due.
Advance Payments by Borrowers for Taxes — Advance payments by borrowers for taxes and insurance increased $8.0 million in the first three months of fiscal 2006. The increase was the result of payments received from borrowers’ for their real estate taxes and is seasonally normal, as these payments tend to increase during the course of the calendar year until real estate tax obligations are paid out, primarily in December.
Other Liabilities — Other liabilities increased $387.6 million, primarily as a result of $386.7 million in cash received in connection with subscriptions related to the initial public offering of common stock of Wauwatosa Holdings, Inc. deposited in a Wauwatosa Savings Bank escrow account. The reorganization transaction was completed on October 4, 2005 and 10,117,125 shares of Wauwatosa Holdings, Inc. stock were issued to stock subscribers. The offering was oversubscribed by $304.9 million, including interest earned on cash deposited, which was refunded on October 4, 2005. The refund was funded through the liquidation of federal funds sold.
Equity — Equity increased $3.2 million in the first three months of fiscal 2006 as a result of net income for the three months totaling $3.4 million partially offset by an increase in the unrealized loss on securities available for sale, net of tax, of $253,000. See “Proforma Stockholders Equity” under “Liquidity and Capital Resources” below.
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

	Three Months Ended September 30,
	2005			2004
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
			(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,234,933	$18,917	6.08%	$1,089,063	$16,502	6.01%
Available for sale securities(5)	82,307	765	3.69	101,912	924	3.60
Other earning assets	90,871	868	3.79	18,787	217	4.58

Total interest-earning assets	1,408,111	20,550	5.79	1,209,762	17,643	5.79

Noninterest-earning assets	65,868			50,056

Total assets	$1,473,979			$1,259,818

Interest-bearing liabilities:
Demand and money market accounts	$99,806	$366	1.50	$94,036	213	0.90
Savings accounts	24,107	30	0.50	25,186	32	0.50
Certificates of deposit	985,999	8,878	3.57	915,225	7,658	3.28

Total interest-bearing deposits	1,106,912	9,274	3.32	1,034,447	7,813	3.00
Mortgagor’s escrow accounts	7,739	47	2.41	7,513	575	2.83
Advances from the Federal Home Loan Bank and Federal funds purchased	104,016	910	3.47	67,275	53	3.39

Total interest-bearing liabilities	1,218,667	10,231	3.33	1,109,235	8,441	3.02

Noninterest-bearing liabilities	120,354			25,172

Total liabilities	1,339,021			1,134,407
Equity	134,958			125,411

Total liabilities and equity	$1,473,979			$1,259,818

Net interest income		10,319			9,202

Net interest rate spread (2)			2.46%			2.77%
Net interest-earning assets (3)	$189,444			$100,527

Net interest margin (4)		2.93%			3.04%
Average interest-earning assets to average interest-bearing liabilities		115.55%			109.06%

(1)	Includes net deferred loan fee amortization income of $285,000 and $255,000 for the three months ended September 30,

2005 and 2004, respectively.

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

	Three Months Ended September 30,
	2005 vs. 2004
	Increase (Decrease)
	Due to
	Volume	Rate	Net
		(In Thousands)
Interest and dividend income:
Loans receivable(1) (2)	$2,240	$175	2,415
Securities interest and income from other earning assets(3)	495	(3)	492

Total interest-earning assets	2,735	172	2,907

Interest expense:
Demand and Money Market accounts	6	148	154
Savings accounts	(1)	—	(1)
Certificates of deposit	162	1,146	1,308

Total interest-bearing deposits	167	1,294	1,461
FHLB Advances	322	13	335
Other interest-bearing liabilities	2	(8)	(6)

Total interest-bearing liabilities	491	1,299	1,790

Net change in net interest income	$2,244	$(1,127)	1,117

(1)	Includes net deferred loan fee amortization income of $285,000 and $255,000 for the three months ended September 30, 2005 and 2004, respectively.

(2)	Non-accrual loans have been included in average loans receivable balance.

(3)	Average balance of available for sale securities is based on amortized historical cost.

ASSET QUALITY
     The following table summarizes non-performing loans and assets:
NON-PERFORMING LOANS AND ASSETS

	2005	2005
	(Dollars in Thousands)
Non-accrual loans:
Residential (1)
Single family	$5,389	$3,842
Two- to four-family	1,672	1,390
Over four-family	4,994	5,877
Construction	845	830
Commercial	1,329	1,137
Land	615	—

Total non-performing loans	14,844	13,076
Real estate owned	250	475

Total non-performing assets	$15,094	$13,551

Total non-performing loans to total loans	1.18%	1.07%
Total non-performing loans to total assets	0.84%	0.94%
Total non-performing assets to total assets	0.85%	0.98%

(1)	Residential mortgage loans include home equity loans and home equity lines of credit.
Total non-performing loans increased by $1.8 million as of September 30, 2005, as compared to June 30, 2005, primarily as a result of increased non-performing mortgage loans secured by single-family real estate. Non-performing loans secured by single-family properties increased by $1.5 million. The increase was not the result of the addition of any individually significant loans but from a 20% increase in the number of loans classified as non-performing.
A summary of the allowance for loan losses is shown below:

ALLOWANCE FOR LOAN LOSSES

	At or for the Three	At and for the Year
	Months Ended	Ended June 30,
	September 30, 2005	2005
	(Dollars in Thousands)
Balance at beginning of year	$4,606	$3,378
Provision for loan losses	209	1,238
Charge-offs:
Residential (1)
Single family	—	1
Two- to four-family	—	—
Over four-family	—	—
Construction	—	—
Commercial	—	2
Land	—	—
Other loans	9	9

Total charge-offs	9	12
Total recoveries	—	2

Net charge-offs	9	10

Allowance at end of year	$4,806	$4,606

Ratios:
Allowance for loan losses to non-performing loans at end of period	32.38%	35.22%
Allowance for loan losses to total loans outstanding at end of period	0.38%	0.38%
Net charge-offs to average loans outstanding	0.00%	0.00%

(1) Real estate loans include home equity loans, home equity lines of credit, commercial real estate and construction loans.
The allowance for loan losses has been determined in accordance with accounting principles generally accepted in the United States. We are responsible for the timely and periodic determination of the amount of the allowance required. Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors. To the best of management’s knowledge, all probable losses have been provided for in the allowance for loan losses.
The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may or may not be correct. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, as over four-family loan portfolios increase, additional provisions would likely be added to the loan loss allowances as they carry a higher risk of loss. The dollar amount of the typical over four-family loan tends to be larger than our average single family loan and, therefore, any loss that we experience on these loans could be larger than what we have historically experienced on our single-family loans. See “Significant Accounting Policies” for a discussion on the use of judgment in determining the amount of the allowance for loan losses.
Impact of Inflation and Changing Prices . The financial statements and accompanying notes of Wauwatosa Savings Bank have been prepared in accordance with the generally accepted accounting principles (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.
Liquidity and Capital Resources
We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Our liquidity ratio averaged 3.0% and 1.2% for the three months ended September 30, 2005 and 2004, respectively. The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets and was significantly impacted in the three months ended September 30, 2005 by cash inflows for potential purchases of Wauwatosa Holdings, Inc. stock. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans. We also adjust liquidity as appropriate to meet asset and liability management objectives. The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the full Asset/Liability Committee. Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators. Regulatory liquidity, as required by the Wisconsin Department of Financial Institutions, is based on current liquid assets as a percentage of the prior month’s average deposits and short-term borrowings. Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings. Wauwatosa Savings’ primary and total regulatory liquidity at September 30, 2005 was 30.8% and 26.1%, respectively.
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
A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2005 and 2004, respectively, $365.2 million (see Note 8 to Consolidated Financial Statements) and $20.5 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, Federal funds purchased and advances from the Federal Home Loan Bank of Chicago.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

During the three months ended September 30, 2005 and 2004, loan originations, net of collected principal, totaled $44.8 million and $46.5 million, respectively, reflecting net growth in our portfolio due to a continued low interest rate environment and strong housing market. Cash received from the calls and maturities of debt and mortgage-related securities totaled $259.6 million and $10.6 million for the three months ended September 30, 2005 and 2004, respectively. We purchased $5.4 million and $16.9 million in available-for-sale debt and mortgage-related securities during the three months ended September 30, 2005 and 2004, respectively. In addition, $300 million of short-term debt securities (classified as short-term investments within cash and cash equivalents) were purchased during the quarter ended September 30, 2005. Larger than normal securities transactions in the quarter ended September 30, 2005 are directly related to the reorganization transaction in process at September 30, 2005. No comparable transactions occurred in the three-month period ended September 30, 2004.
Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Deposits decreased by $20.1 million for the three months ended September 30, 2005 primarily as the result of the policy implemented in May 2005 which indefinitely prohibited the acceptance of new non-local deposits. Non-local deposits declined by $10 million during the quarter ended September 30, 2005. Net deposits increased by $3.4 million in the quarter ended September 30, 2004.
Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds. At September 30, 2005, we had $101.2 million in advances from the Federal Home Loan Bank of Chicago, of which $57.2 million was due within 12 months, and an additional available borrowing limit of $398.3 million based on collateral requirements of the Federal Home Loan Bank of Chicago. Internal policies limit borrowings to 15% of total deposits, or $166.3 million at September 30, 2005.
At September 30, 2005, we had outstanding commitments to originate loans of $73.7 million, unfunded commitments under construction loans of $86.2 million and unfunded commitments under lines of credit and standby letters of credit of $33.3 million. At September 30, 2005, certificates of deposit scheduled to mature in one year or less totaled $626.5 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2005, that the Bank meets all capital adequacy requirements to which it is subject.
As a state-chartered savings bank, the Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained earnings, plus allowances for loan losses.
The Bank’s actual capital amounts (in thousands) and ratios as of September 30, 2005 are presented in the table below:

					To be well-capitalized under
					prompt corrective action
	Actual		For capital adequacy purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$142,270	12.94%	87,941	8.00%	109,926	10.00%
Tier I capital (to risk-weighted assets)	137,465	12.51%	43,970	4.00%	65,956	6.00%
Tier I capital (to average assets)	137,465	8.72%	63,044	4.00%	78,805	5.00%
State of Wisconsin (to total assets)	142,270	8.03%	106,364	6.00%	N/A	N/A

Proforma Stockholders’ Equity
Effective October 4, 2005, Wauwatosa Savings Bank completed its reorganization and subsequent initial public offering of common stock of Wauwatosa Holdings, Inc. In the reorganization, 10,117,125 shares were sold to subscribers, 556,442 shares were issued to a charitable foundation and the remaining 23,050,183 shares were issued to Lamplighter Financial, MHC, our mutual holding company. As a result, the stockholders’ equity section of our statement of financial position will change on a prospective basis. Following is Wauwatosa Holdings, Inc. proforma stockholders’ equity as of September 30, 2005:

		Issuance of
		Common
	Historical	Stock	Proforma
	(In Thousands)

Common Stock, $.01 par value per share, 200,000,000 shares authorized, 33,723,750 shares issued and outstanding	$—	337	337
Additional paid in capital	—	103,888	103,888
Net unrealized loss on securities	(879)	—	(879)
Retained earnings (1)	137,464	(3,533)	133,931

Total Stockholders’ Equity	$136,585	100,692	237,277

(1)	The charge to retained earnings represents the charitable contribution expense of $5,564,420, net of tax benefit.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
The following tables present information indicating various contractual obligations and commitments of Wauwatosa Savings as of September 30, 2005 and the respective maturity dates.
Contractual Obligations

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
			(In Thousands)
Deposits without a stated maturity	$129,925	$129,925	$—	$—	$—
Certificates of deposit	978,725	626,518	276,570	75,515	122
Federal Home Loan Bank advances (1)	101,152	57,199	43,953	—	—
Operating leases (2)	89	30	59	—	—
Capital lease	4,325	300	600	3,425	—
Salary continuation agreements	3,882	456	1,025	1,152	1,249

	$1,218,098	$814,428	$322,207	$80,092	$1,371

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans. Excludes interest which will accrue on the advances.

(2)	Represents non-cancelable operating leases for offices.
     The following table details the amounts and expected maturities of significant off-balance sheet commitments as of September 30, 2005.
Other Commitments

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
			(In Thousands)
Real estate loan commitments (1)	$73,738	$73,738	$—	$—	$—
Unused portion of home equity lines of credit (2)	30,398	30,398	—	—	—
Unused portion of construction loans (3)	86,191	86,191	—	—	—
Standby letters of credit	2,938	2,810	94	—	34

(1)	$193,265	$193,137	$94	$—	$34

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Management of Market Risk
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
Income Simulation. Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time. At least quarterly we review the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2005 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely result in an increase to our liability sensitive position.

Percentage
Increase (Decrease) in Estimated Net
Annual Interest Income
Over 24 Months
300 basis point increase in rates	(15.42)
200 basis point increase in rates	(9.97)
100 basis point increase in rates	(3.92)
100 basis point decrease in rates	4.45
Wauwatosa Savings’ Asset/Liability policy limits projected changes in net average annual interest income to a maximum variance of (10%) to (50%) for various levels of interest rate changes measured over a 24-month period when compared to the flat rate scenario. In addition, projected changes in the capital ratio are limited to (.15%) to (1.00%) for various levels of changes in interest rates when compared to the flat rate scenario. These limits are re-evaluated on a periodic basis and may be modified, as appropriate. Because our balance sheet is liability sensitive, income is projected to decrease proportionately with increases in interest rates. At September 30, 2005, a 300 basis point immediate and instantaneous increase in interest rates had the effect of reducing forecast net interest income by 15.42% while a 100 basis point decrease in rates had the affect of increasing net interest income by 4.45%. At September 30, 2005, a 300 basis point immediate and instantaneous increase in interest rates had the affect of reducing the forecast return on assets by .26% while a 100 basis point decrease in rates had the affect of increasing the return on assets by .07%. At September 30, 2005, a 300 basis point immediate and instantaneous increase in interest rates had the effect of reducing the capital ratio by 0.24% while a 100 basis point decrease in rates had the effect of increasing the capital ratio by 0.07%. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 4. Controls and Procedures
Disclosure Controls and Procedures : Wauwatosa Holdings, Inc. (the “Company”) management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
Internal Control Over Financial Reporting : There have not been any changes in Wauwatosa Holdings, Inc’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Wauwatosa Holdings, Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2005, we believe that any liability arising from the resolution of any pending legal proceedings will not be material to our financial condition or results of operations.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds .
In August 2005, the Company registered 10,673,567 shares of its common stock pursuant to its registration statement on Form S-1 (File No. 333-125715) in an initial public offering. The effective date of the registration statement was August 11, 2005. Pursuant to the registration statement, the Company sold 10,117,125 shares of its common stock in a subscription offering at an offering price of $10.00 per share, for aggregate public offering proceeds to the Company of approximately $101.2 million. The initial public offering, which closed on October 4, 2005, was managed by Keefe, Bruyette & Woods. In addition, the Company issued 556,442 shares to a charitable foundation and 23,050,183 shares to Lamplighter Financial, MHC, its mutual holding company.
The initial public offering resulted in net proceeds to the Company of approximately $98.8 million (net of underwriting fees and expenses of approximately $2.4 million). No fees or expenses were paid directly or indirectly to any director, officer or affiliate of the Company. The Company loaned approximately $8.5 million of the net proceeds to the Bank’s employee stock ownership plan to purchase common stock in the open market. The remaining proceeds may be used to invest in securities, repurchase shares of common stock (subject to regulatory and Board of Directors authorization), add additional branch offices, finance acquisitions of financial institutions and other financial services businesses or for general corporate purposes.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable.
Item 5. Other Information
Not Applicable.
Item 6. Exhibits
     (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAUWATOSA HOLDINGS, INC.
(Registrant)
Date: November 2, 2005
/s/Donald J. Stephens
Donald J. Stephens
Chairman, President and Chief Executive Officer
Date: November 2, 2005
/s/ Richard C. Larson
Richard C. Larson
Chief Financial Officer

EXHIBIT INDEX
WAUWATOSA HOLDINGS, INC.
Form 10-Q for Quarter Ended September 30, 2005

Exhibit No.	Description	Filed Herewith
31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Wauwatosa Holdings, Inc.	X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Wauwatosa Holdings, Inc.	X

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chairman and Chief Executive Officer of Wauwatosa Holdings, Inc.	X

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Wauwatosa Holdings, Inc.	X