Form 10-K
period 2005-12-31
Wauwatosa Holdings, Inc.
filed 2006-03-27
CIK 1329517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from July 1, 2005 to December 31, 2005
Commission file number: 000-51507
WAUWATOSA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	20-3598485

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11200 W Plank Ct, Wauwatosa, WI	53226

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (414) 761-1000
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value
(Title of class)
Indicate by check mark whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the 1933 Act).
Yes ☐       No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the 1934 Act.
Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).
Yes ☐ No ☑
On account of the registrant’s recently completed initial public offering, the registrant’s common equity was first traded on October 5, 2005. The aggregate market value of the voting stock held by non-affiliates of the registrant (excluding shares reported as beneficially owned by directors and executive officers and unallocated shares of the Employee Stock Ownership Plan), based on the average bid and asked prices of the registrant’s Common Stock as quoted on the National Market of the Nasdaq Stock Market on March 21, 2006, was $442.3 million. As of March 21, 2006, there were 33,049,236 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which
Document	Portions of Document are Incorporated
Proxy Statement for Annual Meeting of	Part III
Shareholders on May 16, 2006

WAUWATOSA HOLDINGS, INC.
FORM 10-K TRANSITION REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2005

Part 1
          Wauwatosa Holdings, Inc. and its subsidiaries, including Wauwatosa Savings Bank, are referred to herein as the “Company”, “Wauwatosa Holdings”, or “we”.
Item 1. Business
BUSINESS OF WAUWATOSA HOLDINGS, INC.
          Wauwatosa Holdings, Inc. is a corporation organized under the laws of the State of Wisconsin. The Company was formed as part of the reorganization of Wauwatosa Savings Bank into mutual holding company form in October 2005. As part of the reorganization, Wauwatosa Holdings was formed as a mid-tier stock holding company and Lamplighter Financial, MHC was formed as a Wisconsin mutual holding company. In connection with the reorganization, Wauwatosa Holdings sold approximately 30% of its stock in a subscription offering, contributed approximately 1.65% of its common stock to a charitable foundation, and issued the remaining approximately 68.35% to Lamplighter Financial, MHC. As part of the reorganization, Wauwatosa Savings Bank was converted from a mutual to a stock savings bank. At the conclusion of the reorganization, Wauwatosa Holdings owns all of the stock of Wauwatosa Savings and, in turn, is majority owned by Lamplighter Financial, MHC. In this report, we refer to Wauwatosa Savings Bank, both before and after the reorganization, as “Wauwatosa Savings” or the “Bank.”
          The Company maintains a website at wsbonline.com. We make available through that website, free or charge, copies of our Annual (or Transition) Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as is reasonably practical after the Company electronically files those materials with, or furnishes them to, the Securities and Exchange Commission. You may access those reports by following the links under “Investor Relations” at the Company’s website.
Cautionary Factors
     This Form 10-K contains or incorporates by reference various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “objective” and similar expressions and verbs in the future tense, are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:
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
     See also the factors regarding future operations discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” below.
BUSINESS OF WAUWATOSA SAVINGS BANK
General
     Our principal business consists of attracting deposits from the general public in the areas surrounding our main office location in Wauwatosa, Wisconsin, a suburb of Milwaukee, and our five other banking offices and our 7 automated teller machines (“ATM”), including stand-alone ATM facilities, located in Milwaukee and Waukesha Counties, Wisconsin.
     We invest those deposits, together with funds generated from operations, primarily in residential real estate mortgage loans. At December 31, 2005, residential real estate mortgage loans comprised 83.9% of our total loans receivable. On that same date, our residential real estate mortgage loan portfolio was comprised of loans secured by single family homes 33.7%, two-to four-family homes (18.4%), and over four-family buildings 31.8%. The remainder of loans receivable consist of construction mortgages, commercial mortgages and mortgages on land.
     Our revenues are derived principally from interest on loans and securities. Our primary sources of funds are deposits and principal and interest payments on loans and securities. We also borrow from the Federal Home Loan Bank of Chicago.
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

     Highlights of our business strategy are as follows:
•	Remaining a Community-Oriented Institution. We were established in Wauwatosa, Wisconsin, a suburb of Milwaukee, in 1921, and have been operating continuously since that time. We have been, and continue to be, committed to meeting the financial needs of the communities we serve, and we are dedicated to providing quality personal service to our customers. Our focus will be to retain our mutual holding company form of organization consistent with our historical, community-oriented focus.

•	Continuing Emphasis on Residential Real Estate Lending. We intend to continue our emphasis on the origination of residential real estate loans, especially over four-family loans. Current loans-to-one borrower limitations cap the amount of credit that we can extend to affiliated investors/developers at 15% of Wauwatosa Savings’ capital. The additional capital raised in the stock offering associated with our recent reorganization has increased our real estate lending capacity by enabling us to originate more loans and loans with larger balances. This has permitted us to serve over four-family borrowers with larger lending needs and to originate larger commercial real estate loans than we have in the past. In addition, we intend to expand the owner-occupied residential mortgage product offering by developing a long-term, fixed-rate loan and an indexed, adjustable mortgage loan product.

•	Expansion within Our Market Area. Wauwatosa Savings’ growth in recent years has been achieved through the origination of real estate mortgages funded primarily by fixed-term deposits. We currently operate six banking offices, one of which is a supermarket branch open seven days a week. In 2003 and 2004, we opened two new full service branches in Waukesha County, Wisconsin, one in the city of Oconomowoc and the other in the city of Pewaukee. In 2005, we opened a new, larger branch office in Waukesha which replaced a smaller facility that we had out grown. We plan to expand our branch network in the next few years by adding one to two branches each year within our existing market area defined as Milwaukee and Waukesha counties and each of the other six contiguous counties. The first new branch office that we expect to open in calendar 2006 will be located in the City of Franklin, Wisconsin.

•	Maintaining High Asset Quality. We have emphasized maintaining strong asset quality by following conservative underwriting criteria, and by exclusively originating loans secured by real estate in relatively favorable economic and real estate market conditions. Through strategies which focus on borrower workout arrangements, Wauwatosa Savings has been proactive in managing non-performing assets such that realized losses are minimized.

•	Expansion of Product Offerings. We intend to broaden the line of both retail and commercial product offerings in the upcoming years. The first example of this is our recent purchase of Waterstone Mortgage Corporation, a mortgage broker with offices located in Pewaukee, Madison, Lake Geneva and Sheboygan, Wisconsin, and Livonia, Michigan. This acquisition expands both the types of mortgage loan products offered and the geographical coverage for those products.

Competition
     We face competition within our market area both in making real estate loans and attracting deposits. Milwaukee and Waukesha Counties have a high concentration of financial institutions including large commercial banks, community banks and credit unions. As of June 30, 2005, based on the FDIC’s annual Summary of Deposits Report, our market share of deposits represented 3.3% of deposits in Milwaukee County, the 5th largest market share in that county, and 2.6% of deposits in Waukesha County, the 13th largest market share there.
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
Market Area
     We operate primarily in the Milwaukee suburban market area, which has a stable population and household base. All of our offices are located in Milwaukee and Waukesha Counties, Wisconsin, which are both part of the Milwaukee metropolitan area. According to a recent census report, during the past five years, the number of households in Milwaukee and Waukesha Counties and in the United States increased at an annual rate of 0.1%, 1.8% and 1.2%, respectively. In 2005, per capita income for Milwaukee and Waukesha Counties was $23,707 and $35,270, and the median household income was $41,373 and $73,322, respectively. This compares to per capita income for the State of Wisconsin and the United States of $25,474 and $26,228, respectively, and median household income of $50,407 and $49,747, respectively.
     Our market area is located in southeastern Wisconsin including the entire Milwaukee metropolitan area. Wauwatosa borders the west side of the City of Milwaukee, in Milwaukee County. We have two full-service offices in Milwaukee County and three full-service offices in Waukesha County, which is immediately west of Milwaukee County. Milwaukee and Waukesha Counties have a mix of industry groups and employment sectors, including services, manufacturing and wholesale/retail trade as the basis of the local economy. These three sectors comprise approximately 70.7% of the employment base in Milwaukee County and approximately 71.2% of the employment base in Waukesha County. Waukesha County’s unemployment rate for November 2005 of 3.5% was lower than the comparable Wisconsin unemployment rate of 4.3% and lower than the national unemployment rate of 4.8%. Milwaukee County’s unemployment rate alone for the same period of 2005 was 5.5%, higher than both the Wisconsin unemployment rate and the national unemployment rate. Consistent with the national and Wisconsin unemployment trends, Milwaukee and Waukesha Counties’ November 2005 unemployment rates were stable compared to the November 2004 unemployment rates of 5.5% and 3.5%, respectively.
     Our primary market area for deposits includes the communities in which we maintain our banking office locations. Our primary lending area is broader than our primary deposit market area and includes all of Milwaukee and Waukesha Counties, and parts of the adjacent Ozaukee,

Washington, Jefferson, Walworth, and Racine Counties.
Lending Activities
     Historically, our principal lending activity has been the origination of mortgage loans for the purchase or refinancing of residential real estate. Generally, we retain all loans that we originate. However, we periodically sell participations in large loans when borrower relationships begin to approach the maximum loans to one-borrower limit. When we sell loans, we retain the servicing rights for such loans. Single family residential real estate loans represented $469.4 million, or 33.7%, of our loan portfolio at December 31, 2005. Two- to four-family residential real estate mortgage loans represented $256.3 million, or 18.4%, of our loan portfolio at December 31, 2005. Over four-family residential real estate mortgage loans represented $443.5 million, or 31.80%, of our loan portfolio at December 31, 2005. We also offer construction loans, commercial real estate loans, and land loans. At December 31, 2005, construction loans and commercial real estate loans totaled $165.5 million and $34.5 million, or 11.9% and 2.5%, respectively, of our total loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in dollar amounts and in percentage of the total portfolio at the dates indicated.

	At December 31,		At June 30,
	2005		2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in Thousands)
Real estate loans:
Residential (1)

Single family	$469,395	33.69%	$430,333	33.11%	$391,864	34.60%	$357,212	36.63%	$371,754	40.21%	$394,118	42.70%
Two- to four-family	256,270	18.40	251,268	19.33	224,765	19.85	203,655	20.88	185,218	20.04	170,079	18.42
Over four-family	443,528	31.84	407,601	31.36	340,753	30.09	287,589	29.49	262,310	28.38	261,394	28.32
Construction	165,516	11.88	149,540	11.50	110,495	9.76	75,535	7.74	66,918	7.24	58,100	6.29
Commercial	34,543	2.48	36,586	2.81	46,138	4.07	43,895	4.50	28,552	3.09	30,381	3.29
Land	23,685	1.70	24,282	1.87	18,307	1.62	7,195	0.74	9,434	1.02	8,904	0.96
Other loans	159	0.01	202	0.02	186	0.01	214	0.02	214	0.02	167	0.02

Total loans	1,393,096	100.00%	1,299,812	100.00%	1,132,507	100.00%	975,295	100.00%	924,400	100.00%	923,143	100.00%

Undisbursed loan proceeds	(82,712)		(77,484)		(61,904)		(29,173)		(23,947)		(33,956)
Net deferred loan fees and premiums	(4,366)		(4,161)		(3,631)		(3,099)		(2,576)		(2,641)

Allowance for loan losses	(5,250)		(4,606)		(3,378)		(2,970)		(2,479)		(1,973)

Loans, net	$1,300,768		$1,213,561		$1,063,594		$940,053		$895,398		$884,573

(1)	Residential mortgage loans include home equity loans and home equity lines of credit.

Loan Portfolio Maturities and Yields. The following table summarizes the final maturities of our loan portfolio at December 31, 2005. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based upon the final contractual payment dates and do not reflect the impact of prepayments and scheduled monthly payments that will occur.

	Residential (1)
	Single Family		Two- to four-family		Over four-family		Construction		Commercial		Land
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
Maturity Date	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
					(Dollars in Thousands)
Jan 1, 2006 — Dec 31, 2006	$8,183	6.64%	$34,177	6.20%	$30,143	6.20%	$90,037	6.06%	$3,635	6.58%	$4,760	6.56%
Jan 1, 2007 — Dec 31, 2007	17,527	6.39	35,665	6.39	53,913	6.00	3,832	6.49	854	5.76	5,282	6.18
Jan 1, 2008 — Dec 31, 2008	33,681	6.40	65,292	6.38	123,113	6.07	14,208	6.18	7,877	6.16	2,455	6.24
Jan 1, 2009 — Dec 31, 2009	6,950	6.52	10,025	6.38	19,708	6.14	5,364	6.25	2,074	5.50	—	—
Jan 1, 2010 — Dec 31, 2010	2,061	7.25	1,407	6.45	13,585	6.24	2,283	5.63	6	8.00	—	—
Jan 1, 2011 and thereafter	400,993	5.89	109,704	5.93	203,066	6.11	49,792	5.76	20,097	5.91	11,188	6.23

Total	$469,395	5.97%	$256,270	6.16%	$443,528	6.09%	$165,516	5.99%	$34,543	6.01%	$23,685	6.28%

	Other		Total Loans
		Weighted Average		Weighted Average
Maturity Date	Amount	Rate	Amount	Rate
		(Dollars in Thousands)
Jan 1, 2006 — Dec 31, 2006	$159	0.00%	$171,094	6.16%
Jan 1, 2007 — Dec 31, 2007	—	—	117,073	6.20
Jan 1, 2008 — Dec 31, 2008	—	—	246,626	6.21
Jan 1, 2009 — Dec 31, 2009	—	—	44,121	6.23
Jan 1, 2010 — Dec 31, 2010	—	—	19,342	6.29
Jan 1, 2011 and thereafter	—	—	794,840	5.94

Total	$159	0.00%	$1,393,096	6.05%

(1)	Residential mortgage loans include home equity loans and home equity lines of credit.

     The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2005 that are contractually due after December 31, 2006.

	Due After December 31, 2006
	Fixed	Variable	Total
	(In Thousands)
Real estate loans:
Residential(1)
Single family	$61,204	$400,008	$461,212
Two- to four-family	111,962	110,131	222,093
Over four-family	206,238	207,147	413,385
Construction	26,321	49,158	75,479
Commercial	9,733	21,175	30,908
Land	6,838	12,087	18,925

Total loans	$422,296	$799,706	$1,222,002

(1)	Residential mortgage loans include home equity loans and home equity lines of credit.

     One- to Four-Family Residential Mortgage Loans. Wauwatosa Savings’ primary lending activity consists of the origination of residential mortgage loans secured by properties located in Milwaukee and Waukesha Counties. We currently offer only variable-rate mortgage loans for one- to four-family properties, with an interest rate which can be adjusted at our discretion semi-annually after either a three- or five-year initial fixed rate period. This loan product, commonly known as a Wisconsin escalator, does not conform to secondary market standards and therefore can not be sold as such. This product is adjustable at the discretion of Wauwatosa Savings.
     We originated $81.4 million and $52.0 million of single family and two- to four-family residential loans, respectively, during the six months ended December 31, 2005. Our variable-rate mortgage loans generally provide for maximum rate adjustments of 100 basis points per adjustment, with a lifetime maximum adjustment up to 3%, regardless of the initial rate. Our variable-rate mortgage loans typically amortize over terms of up to 30 years.
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
     All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. We also require homeowner’s insurance and where circumstances warrant, flood insurance on properties securing real estate loans. At December 31, 2005, our largest single family owner-occupied residential mortgage loan had a principal balance of $1.8 million and our largest single family non-owner-occupied residential real estate loan had a principal balance of $1.1 million. Both loans were performing in accordance with repayment terms. The average single family first mortgage loan balance was $137,000 on December 31, 2005. This compares with an average balance of $128,000 for two- to four-family mortgage loans on December 31, 2005.
     Wauwatosa Savings has traditionally offered employees special terms applicable to home mortgage loans granted on their principal residence. In December 2005, however, the Board of Directors discontinued the employee loan program for employee loans originated after March 31, 2006. Consequently, the terms of the employee loan program described below will only apply with respect to loans originated on or before March 31, 2006.
     Under the terms of the discontinued program, the employee rate and terms were available only to full-time, permanent employees and officers after a minimum of six months of employment. Mortgage loans were underwritten and granted under normal terms and conditions applicable to any borrower from Wauwatosa Savings. The employee interest rate was predicated upon Wauwatosa Savings’ cost of funds on December 31 of the immediately preceding year and was adjusted annually. The employee rate was not permitted to exceed the contract rate plus or minus increases or decreases to the contract rate directed by the Wauwatosa Savings Board of Directors to be made to all residential mortgage loans originated at the same contract rate, subject to any limitations or the lender’s right to increase or decrease interest rates contained in the mortgage note. The employee rate was applicable to all mortgage loans that qualified under the employee loan policy statement that are scheduled for automatic payment. Mortgage loans that were not scheduled for automatic payment as of the last business day preceding a monthly installment payment due date reverted back to the contract rate for the following month. All mortgage loans made to employees or to officers of Wauwatosa Savings must meet all provisions of the applicable state and federal regulations now in effect or as amended from time to time by federal regulatory agencies. At December 31, 2005, the rate of interest on an employee rate mortgage loan was 3.08%, as compared to the weighted average rate of 6.01% on all single family mortgage loans at December 31, 2005. Employee rate mortgage loans totaled $12.8 million, or 1.1% of our residential mortgage loan portfolio on that date.
     We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied one- to four-family residences. At December 31, 2005, home equity loans and equity lines of credit totaled $46.9 million, or 3.4% of total loans. Additionally, at December 31, 2005, the unadvanced amounts of home equity lines of credit totaled $31.8 million. The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans are offered with adjustable rates of interest and with terms up to 10 years. The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to 90%. Our home equity lines of credit have ten-year terms and adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 18%. The largest home equity line of credit outstanding on December 31, 2005 totaled $579,000 on a commitment of $850,000 on a property with an appraised value of $1,700,000.
     Over Four-family Real Estate Loans. We originate over four-family real estate loans as a significant portion of total annual loan production. Over four-family loans originated during the six months ended December 31, 2005 totaled $95.7 million or 33.5% of all mortgage loans originated. These loans are generally located in our primary market area. Over four-family real estate underwriting policies provide that typically such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided such loan complies with our current loans-to-one borrower limit. Over four-family real estate loans may be made with terms including up to 30-year amortization schedules and are offered with interest rates that are fixed up to five years or are variable and adjust at our discretion. In reaching a decision on whether to make an over four-family real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise, business cash flow and credit history, and the appraised value of the underlying property. In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are required for commercial real estate loans when environmental risks are identified. Generally, over four-

family and commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and owners of 20% or more of the entity.
     An over four-family borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We generally require borrowers with aggregate outstanding balances exceeding $1 million to provide annually updated financial statements and federal tax returns. These requirements also apply to all guarantors on these loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest over four-family real estate loan in our portfolio at December 31, 2005 was an $8.7 million loan for a 112 unit, 14 building apartment complex located in Walworth County, Wisconsin. At December 31, 2005, the largest exposure to a related group of borrowers was $22.9 million, represented by 29 separate loans, primarily on residential properties with over four units located throughout Milwaukee. These loans were performing according to their terms. The average outstanding over four-family mortgage loan totaled $493,000 on December 31, 2005.
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
     Residential Construction Loans. We originate construction loans to individuals and contractors for the construction and acquisition of personal and multi-family residences. At December 31, 2005, construction mortgage loans amounted to $165.5 million, or 11.9%, of total loans. At December 31, 2005, the unadvanced portion of these construction loans totaled $82.7 million.
     Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months although our policy is to consider construction periods as long as 12 months or more. At the end of the construction phase, the construction loan converts to a longer term mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the lesser of the appraised value or sales price of the secured property. At December 31, 2005, our largest single family residential construction mortgage loan commitment was for $2.3 million, $1.5 million of which had been disbursed. This loan was performing according to its terms. The average outstanding construction loan balance totaled $800,000 on December 31, 2005. The longer term portions of construction loans to individuals are generally made on the same terms as our one- to four-family mortgage loans.
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
     Wauwatosa Savings also extends loans to residential subdivision developers for the purpose of land acquisition, the development of infrastructure and the construction of homes. Advances are determined as a percentage of cost or appraised value (whichever is less) and the project is physically inspected prior to each advance. As of December 31, 2005 the single largest commitment on a single residential subdivision totaled $8.0 million.
     Commercial Real Estate Loans. We originate commercial real estate loans as a limited portion of total annual loan production. Commercial loans originated during the six months ended December 31, 2005 totaled $2.7 million or 0.9% of all mortgage loans originated. Commercial real estate loans totaled $34.5 million at December 31, 2005, or 2.5% of total loans, and are made up of loans secured by office and retail buildings, churches, restaurants, other retail properties and mixed use properties. These loans are generally located in our primary market area. Commercial real estate underwriting policies provide that typically such real estate loans may be made in amounts of up to 80% of the appraised value of the property. Commercial real estate loans may be made with terms including up to 30-year amortization schedules and are offered with interest rates that are fixed up to five years or are variable and adjust at our discretion. In reaching a decision on whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise, business cash flow and credit history, and the appraised value of the underlying property. In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are required for commercial real estate loans when environmental risks are identified. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and owners of 20% or more of the entity.
     A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We generally require borrowers with aggregate outstanding balances exceeding $1 million to provide annually updated financial statements and federal tax returns. These requirements also apply to all guarantors on these loans. We also require borrowers to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at December 31, 2005 was a $2.0 million loan for a multi-level commercial and warehouse building with an appraised value of $4.0 million located in Milwaukee County, Wisconsin. This loan is performing in accordance with all loan terms. Wauwatosa Savings’ combined loan to value ratio for this mortgage loan is 49.2%.

     The following table shows loan origination, purchasing and principal repayment activity during the periods indicated.

	Six Months Ended
	December 31,	Years Ended June 30,
	2005	2005	2004	2003
		(In Thousands)
Total loans at beginning of year	$1,299,812	$1,132,507	$975,296	$924,400
Real estate loans originated:
Residential (1)
Single family	81,397	139,878	146,712	118,301
Two- to four-family	52,030	96,560	98,223	85,001
Over four-family	95,734	148,964	129,187	109,182
Construction	43,865	80,221	49,898	52,426
Commercial	2,658	11,733	8,651	17,843
Land	10,451	19,775	26,930	3,909

Total loans originated	286,135	497,131	459,601	386,662

Other loans — net activity	(43)	16	(29)	—
Loans purchased	—	—	1,398	—
Principal repayments	(192,808)	(329,842)	(303,766)	(335,766)

Net loan activity	93,284	167,305	157,211	50,896

Total loans at end of period	$1,393,096	$1,299,812	$1,132,507	$975,296

(1)	Residential mortgage loans include home equity loans and home equity lines of credit.
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
     Generally, we retain in our portfolio all loans that we originate; however, we periodically sell mortgage loans when a loans-to-one-borrower limit is being approached. At December 31, 2005, Wauwatosa Savings was servicing loans sold in the amount of $8.1 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

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
     Effective January of 2006, loan officers are authorized to approve and close any loan that qualifies under standard Freddie Mac and Fannie Mae guidelines within the following lending limits:
•	Any secured 1-4 family mortgage loan up to $500,000 can be approved and closed by any loan officer, commercial real estate loan officer, the Director of Lending-Retail, or the Head of Lending.

•	Any secured mortgage loan up to $500,000 can be approved and closed by a commercial real estate loan officer, the Director of Lending-Retail, or the Head of Lending.

•	Any secured mortgage loan within $500,001-$2,999,999 must be approved by the Officer Loan Committee. If approved, any loan officer, commercial real estate loan officer, the Director of Lending-Retail, or the Head of Lending may close the loan.

•	Any secured mortgage loan for $3,000,000 or greater must be approved by the Board of Directors prior to closing.
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
     For the six-month period ended December 31, 2005 and the years ended June 30, 2005 and 2004, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $686,000, $967,000 and $1.2 million, respectively. For the six-month period ended December 31, 2005 and the years ended June 30, 2005 and 2004, the amount of interest income that was recognized on non-accrual loans was $534,000, $732,000 and $575,000, respectively.

	At December 31,	At June 30,
	2005	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Non-accrual loans:
Residential(1)
Single family	$5,654	$3,842	$3,425	$4,764	$4,970	$4,572
Two- to four-family	3,386	1,390	603	1,387	709	2,163
Over four-family	6,703	5,877	4,776	5,268	6,137	1,230
Construction	760	830	—	220	—	696
Commercial	962	1,137	1,139	2,528	141	937
Land	600	—	2,072	1,421	983	—

Total non-performing loans	18,065	13,076	12,015	15,588	12,940	9,598
Real estate owned	215	475	770	—	998	2,927

Total non-performing assets	$18,280	$13,551	$12,785	$15,588	$13,938	$12,525

Total non-performing loans to total loans, net	1.39%	1.07%	1.13%	1.65%	1.44%	1.08%
Total non-performing loans to total assets	1.20%	0.94%	0.97%	1.41%	1.29%	0.98%
Total non-performing assets and troubled debt restructurings to total assets	1.21%	0.98%	1.03%	1.41%	1.39%	1.28%

(1)	Residential mortgage loans include home equity loans and home equity lines of credit.
There were no accruing loans past due 90 days or more for any period reported. The amount of income that was contractually due but not recognized on non-accrual loans totaled $558,000, $407,000, $490,000, $430,000, $377,000 and $370,000 as of December 31, 2005, June 30, 2005, 2004, 2003, 2002 and 2001. There were no troubled debt restructurings.
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
     On the basis of management’s review of its assets, at December 31, 2005, we had classified $23.8 million of our assets as substandard. At December 31, 2005, there were no assets classified as either doubtful or as a loss. Substantially all classified loans as of December 31, 2005 were also non-performing loans, except for a single over four-family construction loan secured by real estate located in Washington County with an outstanding balance of $5.4 million and a total loan commitment of $8.0 million. This loan is currently performing according to its terms.
     The loan portfolio is reviewed on a regular basis to determine whether any loans require risk classification. Not all classified assets constitute non-performing assets.
Allowance for Loan Losses
     Wauwatosa Savings establishes valuation allowances on multi-family and commercial real estate loans considered impaired. A loan is considered impaired when, based on current information and events, it is probable that Wauwatosa Savings will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral.
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

     Actual results could differ from this estimate, and future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions. In addition, the Federal Deposit Insurance Corporation and the Wisconsin Department of Financial Institutions, as an integral part of their examination process, periodically review Wauwatosa Savings’ allowance for loan losses. Such regulators have the authority to require Wauwatosa Savings to recognize additions to the allowance based on their judgments of information available to them at the time of their review or examination.
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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the Six
	Month period
	Ended December 31,		At or for the Year Ended June 30,
	2005	2004	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Balance at beginning of period	$4,606	$3,378	$3,378	$2,970	$2,479	$1,973	$1,655
Provision for loan losses	1,035	363	1,238	860	520	1,336	879
Charge-offs:
Residential(1)
Single family	37	—	1	320	26	307	24
Two- to four-family	60	1	—	—	—	131	104
Over four-family	169	—	—	125	—	408	523
Construction	—	—	—	—	—	—	—
Commercial	102	2	2	—	—	15	25
Land	—	—	—	—	—	3	56
Other loans	23	1	9	9	3	16	—

Total charge-offs	391	4	12	454	29	880	732

Recoveries:
Residential1)
Single family	—	—	—	—	—	14	47
Two- to four-family	—	—	—	—	—	8	4
Over four-family	—	—	—	—	—	28	96
Construction	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	6
Land	—	—	—	—	—	—	18
Other loans	—	—	2	2	—	—	—

Total recoveries	—	—	2	2	—	50	171

Net charge-offs	391	4	10	452	29	830	561

Allowance at end of year	$5,250	$3,737	$4,606	$3,378	$2,970	$2,479	$1,973

Ratios:
Allowance for loan losses to non-performing loans at end of period	29.06%	28.06%	35.22%	28.11%	19.05%	19.16%	20.56%
Allowance for loan losses to net loans outstanding at end of period	0.40%	0.33%	0.38%	0.32%	0.32%	0.28%	0.22%
Net charge-offs to average loans outstanding (annualized)	0.06%	0.00%	0.00%	0.05%	0.00%	0.09%	0.07%

(1)	Real estate loans include home equity loans and home equity lines of credit.

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

	At December 31,		At June 30,
	2005		2005		2004		2003		2002		2001
		% of		% of		% of		% of		% of		% of
		Loans in		Loans in		Loans in		Loans in		Loans in		Loans in
	Allowance	Category	Allowance	Category	Allowance	Category	Allowance	Category	Allowance	Category	Allowance	Category
	for Loan	to Total	for Loan	to Total	for Loan	to Total	for Loan	to Total	for Loan	to Total	for Loan	to Total
	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans
	(Dollars in Thousands)
Real Estate:
Residential(1)
Single family	$1,777	33.69%	$1,211	33.11%	$766	34.60%	$517	36.63%	$163	40.21%	$—	42.70%
Two- to four-family	847	18.40	392	19.33	352	19.85	327	20.88	302	20.04	—	18.42
Over four-family	1,716	31.84	1,646	31.36	1,831	30.09	1,852	29.49	1,582	28.38	1,095	28.32
Construction	234	11.88	712	11.50	100	9.76	—	7.74	—	7.24	—	6.29
Commercial	630	2.48	450	2.81	309	4.07	259	4.50	154	3.09	418	3.29
Land	—	1.70	10	1.87	—	1.62	—	0.74	—	1.02	—	0.96
Other	27	0.01	25	0.02	20	0.01	15	0.02	10	0.02	5	0.02
Unallocated	19	—	160	—	—	—	—	—	268	—	455	—

Total allowance for loan losses	$5,250	100.00%	$4,606	100.00%	$3,378	100.00%	$2,970	100.00%	$2,479	100.00%	$1,973	100.00%

(1)	Residential mortgage loans include home equity loans and home equity lines of credit.

     Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors some of which are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectibility in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral and economic conditions in our immediate market area. All loans meeting the criteria established by management are evaluated individually, based primarily on the value of the collateral securing the loan and ability of the borrower to repay as agreed. Specific loss allowances are established as required by this analysis. All loans for which a specific loss review is not required are segregated by loan type and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant including trends in non-performing loan balances, impaired loan balances, classified asset balances and the current economic environment. The allowance is allocated to each category of loan based on the results of the above analysis. Differences between the allocated balances and recorded allowances are reflected as unallocated and are available to absorb losses resulting from the inherent imprecision involved in the loss analysis process.
     Wauwatosa Savings’ allowance for loan losses at 0.40% of loans receivable at December 31, 2005 is a relatively low total as compared to bank industry peer groups. Wauwatosa Savings’ allowance is deemed by management to be adequate at this level due to the generally lower level net charge-offs historically realized. Annualized net charge-offs for the six months ended December 31, 2005 were 0.06% of average loans outstanding. Net charge-offs for the five years ended June 30, 2005 ranged from a high of 0.09% to a low of 0.0% of average loans outstanding during the applicable period, and averaged 0.04%. Management believes the level of charge-offs reflects the stringent underwriting standards employed when originating loans, as well as on-going monitoring of the portfolio.
     The allowance for loan losses as a percentage of loans outstanding at period end increased from 0.38% at June 30, 2005 to 0.40% at December 31, 2005. This increase was warranted due to an increase both in classified loans and in past due loans over the six months. Classified mortgage loans increased from $11.2 million at June 30, 2005 to $20.5 million at December 31, 2005. There was one significant addition to classified loans during the six month period ended December 31, 2005, an over four-family mortgage loan secured by a complex of 12 duplexes located in the City of Milwaukee with an outstanding balance of $1.7 million. This loan was more than 90 days past due and classified as non-performing at December 31, 2005.
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
     Wauwatosa Investments, Inc. is Wauwatosa Savings’ investment subsidiary located in Las Vegas, Nevada. Wauwatosa Investments, Inc. manages the entire consolidated investment portfolio. At December 31, 2005, Wauwatosa Investments, Inc. also managed a net mortgage loan participation portfolio which totaled $191.9 million, or 14.8 % of Wauwatosa Savings’ consolidated net mortgage loans.
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
     U.S. Government and Agency Bonds. At December 31, 2005, our U.S. Government and Agency securities portfolio totaled $26.0 million, all of which were issued by government sponsored entities and were classified as available-for-sale. The weighted average yield on these securities was 3.65% and the weighted average remaining average life was 2.3 years at December 31, 2005. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and prepayment protection.
     Mortgage-Related Securities. We purchase government sponsored enterprise mortgage- related securities issued by Fannie Mae, Freddie Mac and Ginnie Mae. We invest in mortgage-related securities to achieve positive interest rate spreads with minimal administrative expense, and lower our credit risk.
     Mortgage-related securities are created by the pooling of mortgages and the issuance of a security with an interest rate which is less than the interest rate on the underlying mortgages. Mortgage-related securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage-related securities backed by one- to four-family mortgages. The issuers of such securities (generally

U.S. government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors such as Wauwatosa Savings, and guarantee the payment of principal and interest to investors. Mortgage-related securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-related securities are usually more liquid than individual mortgage loans.
     At December 31, 2005, mortgage-related securities totaled $91.6 million, or 6.1% of assets and 7.0 % of interest earning assets, all of which were classified as available-for-sale. The mortgage-related securities portfolio had a weighted average yield of 4.7% and a weighted average remaining life of 5.5 years at December 31, 2005. The estimated fair value of our mortgage-related securities at December 31, 2005 was $91.6 million, which is $1.9 million less than the amortized cost of $93.5 million. Investments in mortgage-related securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected in a rising interest rate environment, particularly since virtually all of our mortgage-related securities have a fixed rate of interest.
     Municipal Obligations. These securities consist of obligations issued by states, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds. Our Investment Policy requires that such state agency or municipal obligations be rated “A” or better by a nationally recognized rating agency. A security that is down graded below investment grade will require additional analysis of credit worthiness and a determination will be made to hold or dispose of the investment. At December 31, 2005, Wauwatosa Savings’ state agency and municipal obligations portfolio totaled $4.4 million, all of which was classified as available-for-sale. The weighted average yield on this portfolio was 4.59% at December 31, 2005, with a weighted average remaining life of 12.8 years. All municipal securities are either issued by a Wisconsin municipality or are rated AA or better by Moody’s or Standard & Poor’s.

   Investment Securities Portfolio.
     The following table sets forth the carrying values of our mortgage-related and debt securities portfolio at the dates indicated.

	At December 31,		At June 30,
	2005		2005		2004		2003
	Amortized		Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(Dollars in Thousands)
Available for Sale:

Government agency bonds	$26,577	$25,950	$26,580	$26,387	$17,683	$17,462	$5,007	$5,084
Mortgage-related securities	93,515	91,578	54,438	53,445	80,918	77,819	75,759	75,757
Municipal obligations	4,278	4,427	3,923	4,159	4,173	4,268	9,303	9,611

Total available for sale	$124,370	$121,955	$84,941	$83,991	$102,774	$99,549	$90,070	$90,452

     Portfolio Maturities and Yields. The composition and maturities of the mortgage-related and debt securities portfolio at December 31, 2005 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Municipal obligations yields have not been adjusted to a tax-equivalent basis. Certain mortgage-related securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2005, mortgage-related securities with adjustable rates totaled $259,000.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in Thousands)
Securities available for sale:
Government agency bonds	$—	—%	$25,950	3.65%	$—	—%	$—	—%	$25,950	3.65%
Mortgage-related securities	386	3.38	44,133	4.12	29,808	5.12	17,251	5.34	91,578	4.67
Municipal obligations	—	—	—	—	840	3.69	3,587	4.81	4,427	4.59

Total securities available for sale	$386	3.38%	$70,083	3.95%	$30,648	5.09%	$20,838	5.25%	$121,955	4.45%

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
     Deposits. A majority of our depositors are persons who work or reside in Milwaukee and Waukesha Counties and, to a lesser extent, other southeastern Wisconsin communities. We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We also accept non-local, brokered deposits. Certificates of deposit comprised 88.9% of total deposits at December 31, 2005, and had a weighted average cost of 3.8% on that date. Our high reliance on certificates of deposit results in a higher cost of funding than would otherwise be the case if demand deposits, savings and money market accounts made up a larger part of our deposit base. Expansion and development of the Wauwatosa Savings branch network is expected to result in a decreased reliance on higher cost certificates of deposit by aggressively seeking lower cost savings, checking and money market accounts.
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
     The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. It is unclear whether future levels of deposits will reflect our historical, stable experience with deposit customers. The ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2005 and June 30, 2005, $929.7 million and $1.0 billion, or 88.9% and 88.7%, respectively, of our deposit accounts were certificates of deposit, of which $599.6 million and $612.8 million, respectively, had maturities of one year or less. The percentage of our deposit accounts that are certificates of deposit is greater than most of our competitors.
     Deposits obtained from brokers totaled $104.7, $126.3 million and $127.9 million at December 31, 2005, June 30, 2005 and 2004, respectively. Brokered deposits are utilized when their relative cost compares favorably to the cost of local deposits. This is generally the case in a declining interest rate environment as local market deposit rates lag the national market.

Brokered deposits are also used when it is necessary as a result of higher than expected loan growth or other short-term liquidity needs to obtain significant additional funding over a period of weeks rather than months. Internal policy currently limits the use of brokered deposits to no more than 20% of total deposits. Brokered deposits at December 31, 2005 were 10.0% of total deposits and have not exceeded 13.9 % of total deposits during the past three years.

     The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,			At June 30,
	2005			2005			2004			2003
			Weighted			Weighted			Weighted			Weighted
			Average			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in Thousands)
Deposit type:
Demand deposits	$17,667	1.69%	0.00%	$18,816	1.67%	0.00%	$15,923	1.54%	0.00%	$9,857	1.08%	0.00%
NOW accounts	64,623	6.18	1.41	82,045	7.27	1.74	83,260	8.04	0.98	30,053	3.30	0.99
Regular savings	20,962	2.00	0.50	23,614	2.09	0.50	24,877	2.40	0.50	21,706	2.39	0.50
Money market and savings deposits	12,603	1.21	3.03	3,503	0.31	1.06	3,597	0.35	1.03	40,172	4.42	1.02

Total transaction accounts	115,855	11.08	1.21	127,978	11.34	1.24	127,657	12.33	0.77	101,788	11.19	0.81

Certificates of deposit	929,738	88.92	3.80	1,000,813	88.66	3.52	907,931	87.67	3.28	807,703	88.81	3.70

Total deposits	$1,045,593	100.00%	3.51	$1,128,791	100.00%	3.26	$1,035,588	100.00%	2.97	$909,491	100.00%	3.38

     At December 31, 2005, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $250.8 million. The following table sets forth the maturity of those certificates at December 31, 2005.

At
December 31, 2005
(In Thousands)
Three months or less	$45,695
Over three months through six months	40,052
Over six months through 12 months	67,443
Over 12 months	97,567

Total	$250,757

	Six Months
	Ended December 31,	Years Ended June 30,
	2005	2005	2004	2003
	(In Thousands)
Beginning balance	$1,128,791	$1,035,588	$909,491	$841,873
Net increase/(decrease) in deposits before interest credited	(99,191)	62,085	101,529	39,753
Interest credited	15,993	31,118	24,568	27,865

Net increase/(decrease) in deposits	(83,198)	93,203	126,097	67,618

Ending balance	$1,045,593	$1,128,791	$1,035,588	$909,491

     Advances From Federal Home Loan Bank. Our borrowings at December 31, 2005 consist solely of advances from the Federal Home Loan Bank of Chicago. At December 31, 2005, we had access to additional Federal Home Loan Bank advances of up to $301.2 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	At or For the Six
	Month Period Ended
	December 31,	At or For the Years Ended June 30,
	2005	2005	2004	2003
	(Dollars in Thousands)
FHLB Advances:

Balance outstanding at end of period	$201,212	$93,162	$60,000	$60,000
Weighted average interest rate at the end of period	3.90%	3.07%	3.32%	3.53%
Maximum amount of advances outstanding at any month end during the period	$201,212	$106,162	$96,000	$60,000
Average balance outstanding during the period	127,046	74,641	63,452	46,849
Weighted average interest rate during the period	3.55%	3.59%	3.27%	3.84%
Average Balance Sheet and Rate Yield Analysis
See item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Average Balance Sheets and Yield/Costs and – Rate/Volume Analysis.”
Cash Dividends
     Wauwatosa Holdings did not pay any cash dividends on its common stock in the current reporting period.

Subsidiary Activities
     Wauwatosa Holdings currently has one wholly-owned subsidiary, Wauwatosa Savings, which in turn has three wholly-owned subsidiaries. Wauwatosa Investments, Inc., which holds and manages our investment portfolio, is located and incorporated in the state of Nevada. Main Street Real Estate Holdings, LLC, a single member LLC, owns bank office facilities and holds bank office facility leases and is organized in Wisconsin. Waterstone Mortgage Corporation, which was acquired in February 2006, is a mortgage broker incorporated in Wisconsin and licensed in Wisconsin, Michigan and Florida.
     Wauwatosa Investments, Inc. Established in 1998, Wauwatosa Investments, Inc. operates in Nevada as Wauwatosa Savings’ investment subsidiary. This wholly-owned subsidiary owns and manages the majority of the consolidated investment portfolio, including loan participations originated by Wauwatosa Savings. It has its own board of directors currently comprised of its President, the Wauwatosa Savings Chief Financial Officer, Treasury Officer and an outside member of the Company’s Board of Directors.
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
     Main Street Real Estate Holdings, LLC. Established in 2002, Main Street Real Estate Holdings, LLC was established to acquire and hold Bank office and retail facilities both owned and leased. Main Street Real Estate Holdings, LLC owns the Oconomowoc and Pewaukee branches and the corporate office center. It also leases the Waukesha branch building.
     Waterstone Mortgage Corporation. Acquired in February 2006, Waterstone Mortgage Corporation is a mortgage broker with offices in Pewaukee, Madison, Sheboygan and Lake Geneva, Wisconsin and Livonia, Michigan. Waterstone Mortgage Corporation offers real estate mortgage options that the Bank currently does not offer. In addition, the Bank offers real estate mortgage options that Waterston Mortgage Corporation currently does not offer.
Personnel
As of December 31, 2005, we had 210 full-time employees and 28 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

Supervision and Regulation
     The following discussion is only a summary of the main regulations imposed upon Wauwatosa Savings, Wauwatosa Holdings, and Lamplighter Financial, MHC. It is not intended to be a comprehensive description of all regulations and supervision applicable to those entities and is qualified in its entirety by reference to the applicable laws and regulations.
Regulation of Wauwatosa Savings Bank
     Wauwatosa Savings is a stock savings bank organized under the laws of the state of Wisconsin. The lending, investment, and other business operations of Wauwatosa Savings are governed by Wisconsin law and regulations, as well as applicable federal law and regulations, and Wauwatosa Savings is prohibited from engaging in any operations not specifically authorized by such laws and regulations. Wauwatosa Savings is subject to extensive regulation by the Wisconsin Department of Financial Institutions, Division of Banking (“WDFI”), by the Federal Deposit Insurance Corporation (“FDIC”), as its deposit insurer and principal federal regulator, and by the Board of Governors of the Federal Reserve System (“FRB”). Wauwatosa Savings’ deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund (“SAIF”). A summary of the main laws and regulations that govern the operations of Wauwatosa Savings are set forth below.
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
     Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of Wauwatosa Savings’ capital plus an additional 10% for loans fully secured by readily marketable collateral. In addition, Wisconsin savings banks may make loans to one borrower for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of Wauwatosa Savings’ capital, subject to certain conditions. At December 31, 2005, Wauwatosa Savings did not have any loans which exceeded the loans-to-one borrower limitations.
     Finally, under Wisconsin law, Wauwatosa Savings must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A Wisconsin savings bank that fails to meet the qualified thrift lender test becomes subject to certain operating restrictions otherwise applicable only to commercial banks. At December 31, 2005, Wauwatosa Savings maintained 84.4% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.
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
          Federal Law and Regulation. FDIC regulations govern the ability of Wauwatosa Savings to accept brokered deposits. Under applicable regulations, the capital position of an institution determines whether and with what limitations an institution may accept brokered deposits. A “well-capitalized” institution (one that significantly exceeds specified capital ratios) may accept brokered deposits without restriction. “Undercapitalized” institutions (those that fail to meet minimum regulatory capital requirements) may not accept brokered deposits and “adequately capitalized” institutions (those that are not “well-capitalized” or “undercapitalized”) may only accept such deposits with the consent of the FDIC. Wauwatosa Savings is a “well-capitalized” institution and therefore may accept brokered deposits without restriction. At December 31, 2005, Wauwatosa Savings had $104.7 million in brokered deposits.
     Deposit Insurance
          Wisconsin Law and Regulation. Under Wisconsin law, Wauwatosa Savings is required to obtain and maintain insurance on its deposits from a deposit insurance corporation. The deposits of Wauwatosa Savings are insured up to the applicable limits by the FDIC.
          Federal Law and Regulation. The deposit accounts held by customers of Wauwatosa Savings are insured by the SAIF to a maximum of $100,000 as permitted by law; provided, however, that as of April 1, 2006, certain retirement accounts will be increased up to $250,000. Insurance on deposits may be terminated by the FDIC if it finds that Wauwatosa Savings has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC as Wauwatosa Savings’ primary regulator. The management of Wauwatosa Savings does not know of any practice, condition, or violation that might lead to termination of Wauwatosa Savings’ deposit insurance.
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
     Capitalization
          Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank’s capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends. At December 31, 2005, Wauwatosa Savings’ capital to assets ratio, as calculated under Wisconsin law, was 12.08%.
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
          As a bank holding company, Wauwatosa Holdings is subject to capital adequacy guidelines for bank holding companies similar to those of the FDIC for state-chartered banks. Wauwatosa Holding’s shareholders’ equity exceeds these requirements as of December 31, 2005.
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
     Prompt Corrective Action
          FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized insured institutions. The FDIC has regulations governing the supervisory actions that may be taken against undercapitalized institutions. These regulations establish and define five capital categories, in the absence of a specific capital directive, as follows:

Tier 1
	Total Capital to	Capital to	Tier 1 Capital
Category	Risk Weighted Assets	Risk Weighted Assets	to Total Assets

Well capitalized	≥10%	≥6%	≥5%
Adequately capitalized	≥ 8%	≥4%	≥4	%*
Under capitalized	< 8%	<4%	<4	%*
Significantly undercapitalized	< 6%	<3%	<3%
Critically undercapitalized	Tangible assets to capital of < 2%

*	3% if the bank receives the highest rating under the uniform system
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
          Failure to submit an acceptable plan is treated as if the bank were “significantly undercapitalized.” Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.
          The FDIC has a broad range of grounds under which it may appoint a receiver or conservator for an insured bank. If one or more grounds exist for appointing a conservator or receiver, the FDIC may require the bank to issue additional debt or stock, sell assets, be acquired by a depository bank or bank holding company or combine with another depository savings bank. Under FDICIA, the FDIC is required to appoint a receiver or a conservator for a critically undercapitalized savings bank within 90 days after the association becomes critically undercapitalized or to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the savings bank continues to be critically undercapitalized on average during the quarter that begins 270 days after it first became critically undercapitalized, a receiver must be appointed, unless the FDIC makes certain findings that the bank is viable.

     Dividends
          Under Wisconsin law and applicable regulations, a Wisconsin savings bank that meets its regulatory capital requirement may declare dividends on capital stock based upon net profits, provided that its paid-in surplus equals its capital stock. If the paid-in surplus of the savings bank does not equal its capital stock, the board of directors may not declare a dividend unless at least 10% of the net profits of the preceding half year, in the case of quarterly or semi-annual dividends, or 10% of the net profits of the preceding year, in the case of annual dividends, has been transferred to paid-in surplus. In addition, prior WDFI approval is required before dividends exceeding 50% of profits for any calendar year may be declared and before a dividend may be declared out of retained earnings. Under WDFI regulations, a Wisconsin savings bank which has converted from mutual to stock form also is prohibited from paying a dividend on its capital stock if the payment causes the regulatory capital of the savings bank to fall below the amount required for its liquidation account
     Liquidity and Reserves
          Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the saving bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”). At December 31, 2005, Wauwatosa Savings’ Required Liquidity Ratio was 8.0%, and Wauwatosa Savings was in compliance with this requirement. In addition, 50% of the liquid assets maintained by Wisconsin savings banks must consist of “primary liquid assets”, which are defined to include securities of the United States government and United States government agencies. At December 31, 2005, Wauwatosa Savings was in compliance with this requirement.
          Federal Law and Regulation. Under federal law and regulations, Wauwatosa Savings is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions, including Wauwatosa Savings, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 2005, a depository institution was required to maintain average daily reserves equal to 3% on the first $47.6 million of transaction accounts and an initial reserve of $1.2 million, plus 10% of that portion of total transaction accounts in excess of $47.6 million. The first $7.0 million of otherwise reservable balances (subject to adjustment by the FRB) are exempt from the reserve requirements. These percentages and threshold limits are subject to adjustment by the FRB. Savings institutions have authority to borrow from the Federal Reserve System “discount window,” but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System. As of December 31, 2005, Wauwatosa Savings met its Regulation D reserve requirements.

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
          Federal Law and Regulation. Sections 23A and 23B of the Federal Reserve Act govern transactions between an insured savings bank, such as Wauwatosa Savings, and any of its affiliates, including Wauwatosa Holdings. The Federal Reserve Board has adopted Regulation W, which comprehensively implements and interprets Sections 23A and 23B, in part by codifying prior Federal Reserve Board interpretations under Sections 23A and 23B.
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
     Examinations and Assessments
          Wauwatosa Savings is required to file periodic reports with and is subject to periodic examinations by the WDFI and FDIC. Federal regulations require annual on-site examinations for all depository institutions except those well-capitalized institutions with assets of less than $100 million; annual audits by independent public accountants for all insured institutions with assets in excess of $1 billion; the formation of independent audit committees of the boards of directors of insured depository institutions for institutions with assets equal to or in excess of $500 million; and management of depository institutions to prepare certain financial reports annually and to establish internal compliance procedures. Wauwatosa Savings is required to pay examination fees and annual assessments to fund its supervision. Wauwatosa Savings paid an aggregate of $59,000 in assessments for the calendar year ending December 31, 2005.
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
          Wauwatosa Savings, as a member of the FHLB-Chicago, is required to acquire and hold shares of capital stock in the FHLB-Chicago in an amount equal to the greater of (i) 1% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 0.3% of total assets. Wauwatosa Savings is in compliance with this requirement with an investment in FHLB-Chicago stock of $14.4 million at December 31, 2005.
          Among other benefits, the FHLBs provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Chicago. At December 31, 2005, Wauwatosa Savings had $201.2 million in advances from the FHLB-Chicago.

     USA PATRIOT Act
          In response to the terrorist attacks of September 11, 2001, Congress adopted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By means of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks and savings associations.
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

Regulation of Wauwatosa Holdings
     Holding Company Regulation
     Wisconsin Law and Regulation. Any company that owns or controls, directly or indirectly, more than 25% of the voting securities of a state savings bank is subject to regulation as a savings bank holding company by the WDFI. Wauwatosa Holdings is subject to regulation as a savings bank holding company under Wisconsin law. However, the WDFI has not yet issued specific regulations governing savings bank holding companies.
     Federal Law and Regulation. Wauwatosa Holdings is registered and regulated as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “BHCA”). As such, Wauwatosa Holdings is subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for Wauwatosa Savings. Failure to meet the capital adequacy requirements may result in supervisory or enforcement action by the FRB.
     Wauwatosa Holdings is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval is also required for Wauwatosa Holdings to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. The BHCA also prohibits the acquisition by Wauwatosa Holdings of more than 5% of the voting shares of a bank located outside the State of Wisconsin or of substantially all of the assets of such a bank, unless such an acquisition is specifically authorized by the laws of the state in which such bank is located.
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
     Federal Securities Laws Regulation
          Securities Exchange Act. Wauwatosa Holdings common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The Company is therefore subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act.
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
          The Sarbanes-Oxley Act is the most far-reaching U.S. securities legislation enacted in some time. It applies to all public companies, including Wauwatosa Holdings, that file periodic reports with the SEC, under the Securities Exchange Act.
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
Regulation of Lamplighter Financial, MHC
     Bank Holding Company Regulation
          Wisconsin Law and Regulation. Because Lamplighter Financial, MHC indirectly controls more than 25% of the stock of Wauwatosa Savings, Lamplighter Financial, MHC is subject to regulation under Wisconsin law as a savings bank holding company just as Wauwatosa Holdings. For a discussion of the savings bank holding company regulations that apply to Lamplighter Financial, MHC, see “Regulation of Wauwatosa Holdings—Holding Company Regulation” above.
          Federal Law and Regulation. Because Lamplighter Financial, MHC indirectly controls Wauwatosa Savings within the meaning of the BHCA, Lamplighter Financial, MHC is subject to regulation under the BHCA as a bank holding company just as Wauwatosa Holdings. For a discussion of the bank holding company regulations that apply to Lamplighter Financial, MHC, see “Regulation of Wauwatosa Holdings—Holding Company Regulation” above.
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
          Examinations and Assessments. Under the applicable regulations, Lamplighter Financial, MHC is required to register with the WDFI as a mutual holding company and is required to file periodic reports with the WDFI. In addition, Lamplighter Financial, MHC is subject to examination by the WDFI and must pay assessments.
Federal and State Taxation
     Federal Taxation
          General. Wauwatosa Holdings and subsidiaries and Lamplighter Financial, MHC are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Wauwatosa Holdings and subsidiaries constitute an affiliated group of corporations and, therefore, are be eligible to report their income on a consolidated basis. Because Lamplighter Financial, MHC owns less than 80% of the common stock of Wauwatosa Holdings, it is not a member of that affiliated group and will report its income on a separate return. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Lamplighter Financial, MHC, Wauwatosa Holdings or Wauwatosa Savings.
          Method of Accounting. For federal income tax purposes, Wauwatosa Holdings currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.
          Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Wauwatosa Savings was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Wauwatosa Savings was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2005, Wauwatosa Savings had no reserves subject to recapture in excess of its base year.
          Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Wauwatosa Savings failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2005, our total federal pre-1988 base year reserve was approximately $16.7 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Wauwatosa Savings makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.
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
          Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2005, Wauwatosa Savings had no net operating loss carryforwards for federal income tax purposes.
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
     State Taxation
          Wisconsin State Taxation. Lamplighter Financial, MHC, Wauwatosa Holdings and Wauwatosa Savings are subject to the Wisconsin corporate franchise (income) tax. Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the separate taxable incomes of the members of our consolidated income tax group except our Nevada subsidiary. Presently, the income of the Nevada subsidiary is only subject to taxation in Nevada, which currently does not impose a corporate income or franchise tax. However, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors – Wisconsin Tax Developments Could Reduce Our Net Income” for a discussion of Wisconsin tax developments relating to these subsidiaries.
          Wauwatosa Savings is currently under state tax audit for the years 1998 through 2003. Like the majority of financial institutions located in Wisconsin, Wauwatosa Savings transferred investment securities and mortgage loan participations to a wholly-owned subsidiary located in Nevada. Wauwatosa Savings’ Nevada subsidiary now holds and manages those assets. Because the subsidiary is located in the state of Nevada, income from its operations has not been subject to Wisconsin state taxation. The investment subsidiary has not filed returns with, or paid income or franchise taxes to, the State of Wisconsin. The Wisconsin Department of Revenue (the “Department”) implemented a program to audit Wisconsin financial institutions which have formed and contributed assets to subsidiaries located outside of Wisconsin, and the Department has generally indicated that it may assess franchise taxes on the income of the out-of-state investment subsidiaries of Wisconsin financial institutions. The Department has not issued an assessment to Wauwatosa Savings, but the Department has stated that it intends to do so if the matter is not settled.
          Prior to the formation of the investment subsidiary, Wauwatosa Savings sought and obtained private letter rulings from the Department regarding the non-taxability of the investment subsidiary in the State of Wisconsin. Wauwatosa Savings believes that it has complied in all respects with Wisconsin law and the private rulings received from the

Department. Should a Wisconsin tax assessment be issued, Wauwatosa Savings intends to defend its position through the available administrative appeals process at the Department and through other judicial remedies if necessary. Although Wauwatosa Savings will oppose any such assessment, there can be no assurance that the Department will not be successful in whole or in part in its efforts to tax the income of Wauwatosa Savings’ Nevada investment subsidiary. Wauwatosa Savings has accrued an estimated state liability, including interest, of $3.6 million for the probable assessment amount on the basis of facts known at that time. A deferred Federal tax benefit of $1.2 million has also been established as a result of this accrual. Wauwatosa Savings intends to continue accruing state income taxes on future investment subsidiary earnings consistent with the accrual previously described until such time as the dispute is resolved.
Item 1A. Risk Factors
     Changing Interest Rates May Hurt Our Profits.
          Interest rates were recently at historically low levels. However, from June 30, 2004 until the date of this report, the U.S. Federal Reserve has increased its target for the federal funds rate thirteen times from 1.25% to 4.50%. If interest rates continue to rise, and if our cost of deposits and borrowings reprice upwards faster than the interest income we receive on our loans and investments, we would experience compression of our net interest margin, which would have a negative effect on our profitability. Specifically, at December 31, 2005, certificate of deposit accounts totaling $599.6 million will mature within one year. As these deposits mature, our cost of funds will increase if market interest rates are higher, resulting in a reduction in our net interest income. Increases in market rates do not affect the Wauwatosa Savings mortgage loan portfolio as quickly as they affect certificates of deposit. In a rising interest rate environment, the average lives of mortgage loans and mortgage-related securities extend, resulting in a longer period over which the lower rate is earned, thus negatively impacting net interest income. Furthermore, Wauwatosa Savings has historically not raised the rates on its adjustable rate mortgage loans secured by one- to four-family owner-occupied residences, even though it reserves the right to do so, thus foregoing additional net interest income.
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

          Prior to the formation of the investment subsidiary, Wauwatosa Savings sought and obtained a private letter ruling from the Department confirming that the Nevada subsidiary’s income would not be taxed in Wisconsin. Wauwatosa Savings believes that it has complied in all respects with Wisconsin law and the private rulings received from the Department. Should a Wisconsin tax assessment be issued, Wauwatosa Savings intends to defend its position through the available administrative appeals process at the Department and through other judicial remedies if necessary. Although Wauwatosa Savings will oppose any such assessment, there can be no assurance that the Department will not be successful in whole or in part in its efforts to tax the income of Wauwatosa Savings’ Nevada investment subsidiary. The Company has accrued an estimated state liability, including interest, of $3.6 million for its estimate of the probable assessment amount on the basis of facts known at that time. A deferred tax benefit of $1.2 million was also established as a result of this accrual. The Company intends to continue accruing state income taxes on future investment subsidiary earnings consistent with the accrual previously described until such time as the dispute is resolved.
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
Our Shareholders Own a Minority of Wauwatosa Holdings’ Common Stock and Are Not Able to Exercise Voting Control Over Most Matters Put to a Vote of Shareholders.
          Public shareholders own a minority of the outstanding shares of Wauwatosa Holdings common stock. As a result, shareholders other than Lamplighter Financial, MHC are not able to exercise voting control over most matters put to a vote of shareholders. Lamplighter Financial, MHC owns a majority of Wauwatosa Holdings’ common stock and, through its Board of Directors, is able to exercise voting control over most matters put to a vote of shareholders, including possible acquisitions. The same directors who govern Wauwatosa Holdings and Wauwatosa Savings also govern Lamplighter Financial, MHC. The only matters as to which shareholders other than Lamplighter Financial, MHC are able to exercise voting control are those requiring a majority of disinterested or non-Lamplighter Financial, MHC shareholders. Approval of the 2006 Incentive Plan at the 2006 annual meeting of shareholders or any other proposal to implement a recognition and retention stock plan or stock option plan within a one year period following completion of our reorganization requires the approval of non-interested, non-Lamplighter Financial, MHC shareholders.
If We Declare Dividends on Our Common Stock, Lamplighter Financial, MHC Will be Prohibited From Waiving the Receipt of Dividends by Current Federal Reserve Board Policy.
          Wauwatosa Holdings’ Board of Directors has the authority to declare dividends on our common stock, subject to statutory and regulatory requirements. If Wauwatosa Holdings pays dividends to its shareholders, it also is required to pay dividends to Lamplighter Financial, MHC, unless Lamplighter Financial, MHC is permitted by the Federal Reserve Board to waive the receipt of dividends. The Federal Reserve Board’s current position is to not permit a bank holding company to waive dividends declared by its subsidiary. Accordingly, because dividends are required to be paid to Lamplighter Financial, MHC along with all other shareholders, the amount of dividends available for all other shareholders is less than if Lamplighter Financial, MHC were permitted to waive the receipt of dividends.
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
     We conduct substantially all of our business through six banking offices and our automated teller machines (“ATM”), including four stand-alone ATM facilities.

		Year
		Acquired	Date of	December 31, 2005
	Owned Or	Or	Lease	Net Book
Location	Leased	Leased	Expiration	Value
				(In Thousands)
Main Office:
7500 West State Street
Wauwatosa, Wisconsin	Own	1971	N/A	$1,796

Branches:
6560 South 27th Street
Oak Creek, Wisconsin	Own	1986	N/A	1,222

21505 East Moreland Blvd	Capital
Waukesha, Wisconsin	Lease	2005	2009	5,638

1233 Corporate Center Drive
Oconomowoc, Wisconsin	Own	2003	N/A	2,988

1230 George Towne Drive
Pewaukee, Wisconsin	Own	2004	N/A	3,947

1405 Capitol Drive(1)
Pewaukee, Wisconsin	Lease	1999	2009	34

Corporate Center:
11200 West Plank Court(2)
Wauwatosa, Wisconsin	Own	2004	N/A	5,114

(1)	Supermarket banking facility

(2)	Leased in 2002, purchased in 2004

Item 3. Legal Proceedings
     We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2005, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     Since the issuance of the Company’s stock on October 4, 2005, no matters have been submitted to a vote of security holders through a solicitation of proxies or otherwise.
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

		Executive
	Offices and Positions with Wauwatosa Holdings and	Officer
Name and Age	Wauwatosa Savings Bank*	Since (1)
Donald J. Stephens, 60 (2)	Chairman, Chief Executive Officer and President of Wauwatosa Holdings, Chairman and Chief Executive Officer of Wauwatosa Savings Bank	1984

Douglas S. Gordon, 48 (3)	Chief Operating Officer of Wauwatosa Holdings, President and Chief Operating Officer of Wauwatosa Savings Bank	2005

Richard C. Larson, 49	Chief Financial Officer and Vice President of Wauwatosa Holdings and of Wauwatosa Savings Bank	1990

Barbara J. Coutley, 54	Senior Vice President and Secretary of Wauwatosa Holdings and of Wauwatosa Savings Bank	1984

William F. Bruss, 36	General Counsel of Wauwatosa Holdings and General Counsel, Vice President and Compliance Officer of Wauwatosa Savings Bank	2005

*	Excluding directorships and excluding positions with Bank subsidiaries. Those positions do not constitute a substantial part of the officers’ duties.

(1)	Indicates date when individual first held an executive officer position with the Bank. These individuals became executive officers of Wauwatosa Holdings upon its organization as noted.

(2)	Mr. Stephens intends to retire from the Company and the Bank effective December 31, 2006. See Item 9B below for additional information.

(3)	Prior to joining Wauwatosa Holdings in October 2005, Mr. Gordon was a personal real estate investor.

Part II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities
     The common stock of Wauwatosa Holdings, Inc. is traded on The Nasdaq Stock Market® under the symbol “WAUW”.
     As of March 21, 2006, there were 33,049,236 shares of common stock outstanding and approximately 5,000 shareholders of record of the common stock. Wauwatosa Holdings, Inc became a publicly-held corporation on October 4, 2005.
     The Company did not pay a cash dividend in 2005. Our Board has not currently considered a policy of paying cash dividends on the common stock. If the Board makes that consideration in the future, which cannot be assured, the payment of dividends will depend upon a number of factors, including capital requirements, Wauwatosa Holdings’ and Wauwatosa Savings’ financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions and regulatory restrictions that affect the payment of dividends by Wauwatosa Savings to Wauwatosa Holdings and the receipt from the Federal Reserve Board of a waiver of dividends to our mutual holding company. No assurances can be given that any dividends will be paid or that, if paid, they will not be reduced or eliminated in the future. Special cash dividends, stock dividends or returns of capital, to the extent permitted by applicable policy and regulation, may be paid in addition to, or in lieu of, regular cash dividends. Accordingly, it is anticipated that any cash distributions made by Wauwatosa Holdings to its shareholders would be treated as cash dividends and not as a non-taxable return of capital for federal and state tax purposes.
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
     Our common stock began trading on The Nasdaq Stock Market® on October 5, 2005. The high and low trading prices from that date through December 31, 2005 were as follows:

	High	Low
October 5, 2005 to December 31, 2005	$11.95	$10.35

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
     The summary financial information presented below is derived in part from the consolidated financial statements of Wauwatosa Savings Bank. The data is derived from the Company’s audited financial statements (other than data at or for the six-month period ended December 31, 2004), although the table itself is not audited. The following data should be read together with the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” later in this report.

	At December 31,	At June 30,
	2005	2005	2004	2003	2002	2001
	(In Thousands)
Selected Financial Condition Data:

Total assets	$1,511,209	$1,386,132	$1,240,084	$1,104,893	$1,002,435	$978,616
Available for sale securities	121,955	83,991	99,549	90,453	41,733	39,761
Federal Home Loan Bank stock	14,405	14,097	13,322	8,658	8,088	—
Loans receivable, net	1,300,768	1,213,561	1,063,594	940,053	895,398	884,573
Cash and cash equivalents	16,499	20,467	19,392	28,767	38,945	36,065
Deposits	1,045,593	1,128,791	1,035,588	909,491	841,873	863,207
Advance payments by borrowers for taxes	181	15,821	14,446	13,649	13,837	13,966
Advances from the Federal Home Loan Bank	201,212	93,162	60,000	60,000	35,000	—
Total equity	231,696	133,416	122,799	114,596	103,507	92,703
Allowance for loan losses	5,250	4,606	3,378	2,970	2,479	1,973
Non-performing loans	18,065	13,076	12,015	15,588	12,940	9,598

	Six Months
	Ended December 31,		Years Ended June 30,
	2005	2004	2005	2004	2003	2002	2001
	(In Thousands, except per share amounts)
Selected Operating Data:
Interest income	$42,036	$36,580	$74,207	$66,088	$66,451	$70,125	$68,026
Interest expense	20,758	17,290	36,068	32,432	34,459	41,412	49,127

Net interest income	21,278	19,290	38,139	33,656	31,933	28,712	18,899
Provision for loan losses	1,035	363	1,238	860	520	1,336	879

Net interest income after provision for loan losses	20,243	18,927	36,901	32,796	31,472	27,377	19,455
Noninterest income	2,272	1,985	3,311	3,035	2,993	2,141	1,687
Noninterest expense	18,331	12,262	23,576	20,384	17,618	13,863	11,637

Income before income taxes	4,184	8,650	16,636	15,447	16,847	15,655	8,070
Provision for income taxes	1,471	2,864	7,520	4,863	5,742	4,816	2,740

Net income	$2,713	$5,786	$9,116	$10,584	$11,105	$10,839	$5,326

Loss per share — basic (1)	$(0.02)	N/A	N/A	N/A	N/A	N/A	N/A

Loss per share — diluted (1)	$(0.02)	N/A	N/A	N/A	N/A	N/A	N/A

(1)	Loss per share is based upon net loss and weighted average shares outstanding from the date of reorganization (October 4, 2005) to December 31, 2005.

	At or for the Six
	Months Ended
	December 31,		At or For the Years Ended June 30,
	2005	2004	2005	2004	2003	2002	2001
Selected Financial Ratios (4) and Other Data:

Performance Ratios:
Return on average assets	0.36%	0.89%	0.70%	0.90%	1.08%	1.10%	0.57%
Return on average equity	3.22	8.30	7.12	8.88	10.19	11.21	6.15
Interest rate spread (1)	2.43	2.89	2.74	2.70	2.84	2.50	1.49
Net interest margin (2)	2.96	3.13	3.04	2.98	3.19	2.97	2.07
Noninterest expense to average assets	2.44	1.88	1.81	1.74	1.71	1.40	1.25
Efficiency ratio (3)	77.84	57.64	56.88	55.55	50.36	44.93	56.53
Average interest-earning assets to average interest-bearing liabilities	118.38	108.70	110.29	109.71	110.09	110.92	110.88

Capital Ratios:
Equity to total assets at end of period	15.33%	9.43%	9.63%	9.90%	10.37%	10.33%	9.47%
Average equity to average assets	11.25	10.66	9.83	10.15	10.56	9.79	9.29
Total capital to risk-weighted assets	22.79	14.59	14.05	15.02	15.61	15.11	13.87
Tier I capital to risk-weighted assets	22.29	14.20	13.58	14.62	15.22	15.07	13.83
Tier I capital to average assets	14.23	10.09	9.84	10.18	10.50	10.25	9.60

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.40%	0.33%	0.38%	0.32%	0.32%	0.28%	0.22%
Allowance for loan losses as a percent of nonperforming loans	29.06	28.06	35.22	28.11	19.05	19.16	20.56
Net charge-offs to average outstanding loans during the period	0.06	0.00	0.00	0.05	0.00	0.09	0.07
Nonperforming loans as a percent of total loans	1.39	1.17	1.07	1.13	1.65	1.44	1.08
Nonperforming assets as a percent of total assets	1.21	0.96	0.98	1.03	1.41	1.39	1.28

Other Data:
Number of full service offices	5	5	5	5	4	3	3
Number of limited service offices	1	1	1	1	1	1	1

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.

(4)	Ratios for six-month periods have been annualized.

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
     In the reorganization, 10,117,125 shares of common stock of Wauwatosa Holdings were sold to eligible subscribers in a registered stock offering, 556,442 shares were issued to the Wauwatosa Savings Bank Fund of the Waukesha County Community Foundation, Inc., and the remaining 23,050,183 shares were issued to Lamplighter Financial, MHC.
     Proceeds from the stock offering, net of issuance costs, amounted to approximately $98.8 million. One half of the proceeds were retained by Wauwatosa Holdings. The remaining proceeds were invested in Wauwatosa Savings Bank. Wauwatosa Holdings. utilized $8.5 million of the proceeds to extend a loan to the Wauwatosa Savings Bank Employee Stock Ownership Plan (the “Plan”). In turn, the Plan used the $8.5 million in loan proceeds to purchase 761,515 shares of common stock on the open market at an average price of $11.21 per share.
     Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of residential loans, construction loans and debt and mortgage-related securities and the interest we pay on our interest-bearing liabilities, consisting primarily of time deposits and borrowings from the Federal Home Loan Bank of Chicago. Wauwatosa Savings is a mortgage lender with mortgage loans comprising 99.9% of total loans receivable on December 31, 2005. Further, 83.9% of loans receivable are residential mortgage loans and 32.05% of loans receivable are over four-family residential mortgage loans on December 31, 2005. Wauwatosa Savings funds loan production primarily with retail deposits. On December 31, 2005, 88.9% of total deposits were time deposits also known as certificates of deposit. Deposits obtained from brokers totaled $104.7 million at December 31, 2005. Wauwatosa Savings uses borrowings from the Federal Home Loan Bank of Chicago as a secondary source of funding. Federal Home Loan Bank advances outstanding on December 31, 2005 totaled $201.2 million or 19.2% of total deposits.
     Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of service fees, income from the increase on the cash surrender value of life insurance and miscellaneous other income. Noninterest expense currently consists primarily of compensation and employee benefits, occupancy, data processing, advertising and marketing, charitable contributions and other operating expenses including consulting and other professional fees. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.
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
     Wauwatosa Savings has an investment subsidiary operating in Nevada. The income earned by that corporation is not subject to tax in Wisconsin nor has any such tax been paid. An accrued liability has been recorded pursuant to the Statement of Financial Accounting Standards Board No. 5 because the Wisconsin Department of Revenue has generally indicated that it may assess franchise taxes on the income of such out of state subsidiaries. Wauwatosa Savings has accrued an estimated liability, as of December 31, 2005, of $2.4 million net of the federal deferred tax benefit. The accrued gross estimated liability as of December 31, 2005, is $3.6 million offset by a $1.2 million federal deferred tax benefit. Wauwatosa Savings will continue to accrue state income tax on certain Nevada subsidiary earnings until such time as this issue is resolved.
     Management believes its tax policies and practices are critical because the determination of the tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We have no plans to change the tax recognition methodology in the future. If our estimated valuation allowance is too high or too low it will affect our future net income. Net deferred tax assets totaled $6.8 million, $4.4 million and $4.0 million on December 31, 2005, June 30, 2005 and June 30, 2004, respectively. As of December 31, 2005, there was a valuation allowance of $346,000 related to the deferred tax asset recognized for the charitable contribution deduction carryforward. There were no valuation allowances as of June 30, 2005 or June 30, 2004. If our estimated current and deferred tax assets and liabilities and any related estimated valuation allowance is too high or too low, it will affect our future net income in the year that the new information enabling us to better evaluate our estimates of income tax assets and liabilities becomes available.
Comparison of Financial Condition at December 31, 2005 and June 30, 2005
     Total Assets. Our total assets increased by $125.1 million, or 9.0%, to $1.5 billion at December 31, 2005 from $1.4 billion at June 30, 2005. The increase in total assets resulted primarily from continued growth of the loan portfolio and an increase in investment securities. The growth of the loan portfolio and purchase of investment securities was funded in part with the $98.7 net million in proceeds received from the stock offering.
     Loans. Loans receivable increased $87.2 million, or 7.2%, to $1.3 billion at December 31, 2005 from $1.2 billion at June 30, 2005, reflecting continuing demand for new loans in a relatively low interest rate environment. Of the total increase in loans receivable, net, $80.0 million, or 91.7%, was attributable to residential mortgage loans, of which $38.9 million was for loans secured by over four-family residential properties.
     Securities Available for Sale. Proceeds from the stock offering were also used to purchase available-for-sale securities which increased by $38.0 million, or 45.2%, to $122.0 million at December 31, 2005 from $84.0 million at June 30, 2005. The increase as a result of purchases was partially offset by a decrease of $1.5 million in the underlying market value of the existing portfolio.
     Deposits. Total deposits decreased by $83.2 million, or 7.4%, to $1.0 billion at December 31, 2005 from $1.1 billion at June 30, 2005. Interest-bearing deposits decreased by $82.6 million or 7.3% and noninterest bearing deposits decreased by $616,000 or 5.3%. Approximately $19.1 million of this decrease resulted from the use of funds by depositors to purchase Company stock during the initial public offering. Brokered certificates of deposit decreased by $21.6 million, or 17.1%, to $104.7 million at December 31, 2005 from $126.3 million at June 30, 2005. Brokered deposits tend to be a more volatile source of funds than deposits obtained from the local community and are used when the cost is measurably less than that of local funding.
     Federal Home Loan Bank advances. Total advances from the Federal Home Loan Bank increased $108.1 million, or 116.0%, to $201.2 million at December 31, 2005 from $93.2 at June 30, 2005. The increase was primarily due to the decrease in deposits. Advances outstanding at December 31, 2005 have a weighted average rate of 3.90%, compared to 3.07% on advances outstanding at June 30, 2005.
     Advance Payments by Borrowers for Taxes. Advance payments by borrowers for taxes decreased $15.6 million, or 98.9%, to $181,000 at December 31, 2005 from $15.8 million at June 30, 2005. The decrease is seasonally normal, as Wauwatosa Savings receives payments from borrowers’ for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out, primarily in December.
     Other Liabilities. Other liabilities increased $17.6 million, or 117.7%, to $32.5 million at December 31, 2005 from $14.9 million at June 30, 2005. The increase, which is seasonally normal, was primarily due to an increase in outstanding checks related to advance payments by borrowers for taxes. Wauwatosa Savings receives payments from borrowers’ for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out, primarily in December. The outstanding checks remain classified as an other liability until cashed. The balance of outstanding checks was $16.5 million at December 31, 2005. There was no comparable balance at June 30, 2005.
     Shareholders’ Equity. Total shareholders’ equity increased by $98.3 million, or 73.7%, to $231.7 million at December 31, 2005 from $133.4 million at June 30, 2005, as a result of $104.2 million of capital received from the stock offering, partially offset as discussed below. This amount primarily consists of $98.8 million in net proceeds from the shares issued to subscribing depositors and $5.6 million of additional paid-in-capital recognized as a result of the contribution of shares to Wauwatosa Savings Bank Fund of the Waukesha County Community Foundation. In connection with the reorganization and stock offering, Wauwatosa Savings initiated an employee stock ownership plan (the “Plan”). Approximately $8.5 million of the proceeds from the offering were used to extend a loan to the Plan. In turn, the Plan used the proceeds to purchase 761,515 shares of stock on the open market. As a result of the purchase of shares by the Plan, total shareholders’ equity of the Company was reduced by $7.7 million, which represents the $8.5 million of shares purchased, less $854,000 expensed in the six months ended December 31, 2005 for shares committed to be released to Plan participants by December

31, 2005. Total shareholders’ equity also increased by $2.8 million in net income recognized during the six months ended December 31, 2005, partially offset by an increase in the unrealized loss on available for sale securities, net of tax of $944,000.
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

	Six Month Period Ended December 31,
	2005				2004
	Average	Interest and			Average	Interest and
	Balance	Dividends		Yield/Cost	Balance	Dividends		Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,258,594	$38,516	(1)	6.12%	$1,106,826	$34,272	(1)	6.19%
Available for sale securities(5) (6)	123,872	2,440		3.94	99,988	1,784		3.57
Other earning assets	54,577	1,080		3.96	24,304	524		4.31

Total interest-earning assets	1,437,043	42,036		5.85	1,231,118	36,580		5.94

Noninterest-earning assets	62,987				51,989

Total assets	$1,500,030				1,283,107

Interest-bearing liabilities:
Demand and money market accounts	92,170	792		1.72	92,174	412		0.89
Savings accounts	18,088	60		0.66	24,912	63		0.51
Certificates of deposit	961,144	17,414		3.62	928,164	15,453		3.33

Total interest-bearing deposits	1,071,402	18,266		3.41	1,045,250	15,928		3.05
Advances from the Federal Home Loan Bank and Federal funds purchased	127,046	2,258		3.55	74,031	1,253		3.39
Other interest bearing liabilities	15,514	234		3.02	13,333	109		1.64

Total interest-bearing liabilities	1,213,962	20,758		3.42	1,132,614	17,290		3.05

Noninterest-bearing liabilities	117,542				11,133

Total liabilities	1,331,504				1,143,747
Equity	168,766				139,360

Total liabilities and equity	$1,500,030				$1,283,107

Net interest income		$21,278				$19,290

Net interest rate spread (2)				2.43%				2.89%
Net interest-earning assets (3)	$223,081				$98,504

Net interest margin (4)				2.96%				3.13%
Average interest-earning assets to average interest-bearing liabilities				118.38%				108.70%

(1)	Includes net deferred loan fee amortization income of $512 and $504 for the six month periods ended December 31, 2005 and 2004, respectively.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Average balance of available for sale securities is based on amortized historical cost.

(6)	Interest income from tax exempt securities is not significant to total interest income, therefore, interest and yield on interest earnings assets is not stated on a tax equivalent basis.

	Year Ended June 30,
	2005				2004				2003
	Average	Interest and			Average	Interest and			Average	Interest and
	Balance	Dividends		Yield/Cost	Balance	Dividends		Yield/Cost	Balance	Dividends		Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,140,444	$69,775	(1)	6.12%	$996,511	$61,530	(1)	6.17%	$911,743	$63,815	(1)	7.00%
Available for sale securities(5) (6)	78,870	3,442		4.36	97,092	3,700		3.82	57,322	1,839		3.21
Other earning assets	37,302	989		2.65	35,287	858		2.43	34,847	798		2.29

Total interest-earning assets	1,256,616	74,207		5.91	1,128,890	66,088		5.85	1,003,912	66,452		6.62

Noninterest-earning assets	45,149				44,973				28,455

Total assets	$1,301,765				$1,173,863				1,032,367

Interest-bearing liabilities:
Demand and money market accounts	76,758	899		1.17	$88,324	884		1.00	$65,636	696		1.06
Savings accounts	27,944	122		0.44	22,675	113		0.50	20,401	150		0.74
Certificates of deposit	954,322	32,068		3.36	847,126	29,084		3.43	772,862	31,496		4.08

Total interest-bearing deposits	1,059,024	33,089		3.12	958,125	30,081		3.14	858,899	32,342		3.77
Advances from the Federal Home Loan Bank and Federal funds purchased	74,785	2,783		3.72	65,237	2,109		3.23	46,866	1,800		3.84
Other interest bearing liabilities	5,579	196		3.51	5,624	242		4.29	6,140	317		5.16
Total interest-bearing liabilities	1,139,388	36,068		3.17	1,028,986	32,432		3.15	911,905	34,459		3.78

Noninterest-bearing liabilities	34,351				25,680				11,445

Total liabilities	1,173,739				1,054,666				923,350
Equity	128,026				119,197				109,017

Total liabilities and equity	$1,301,765				$1,173,863				$1,032,367

Net interest income		$38,139				$33,656				$31,993

Net interest rate spread (2)				2.74%				2.70%				2.84%
Net interest-earning assets (3)	$117,288				$99,904				$92,007

Net interest margin (4)				3.04%				2.98%				3.19%
Average interest-earning assets to average interest-bearing liabilities				110.29%				109.71%				110.09%

(1)	Includes net deferred loan fee amortization income of $932, $1,008 and $930 for the years ended June 30, 2005, 2004 and 2003, respectively.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Average balance of available for sale securities is based on amortized historical cost.

(6)	Interest income from tax exempt securities is not significant to total interest income, therefore, interest and yield on interest earnings assets is not stated on a tax equivalent basis.

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

	Six Month Period Ended
	December 31,			Years Ended June 30,			Years Ended June 30,
	2005 vs. 2004			2005 vs. 2004			2004 vs. 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable(1) (2)	$4,649	$(405)	$4,244	$8,811	$(567)	$8,244	$5,625	$(7,909)	$(2,284)
Securities interest and income from other earning assets(3)	1,106	106	1,212	(590)	465	(125)	1,596	325	1,921

Total interest-earning assets	5,755	(299)	5,456	8,221	(102)	8,119	7,221	(7,584)	(363)

Interest expense:
Demand and Money Market accounts	—	380	380	(124)	139	15	229	(40)	189
Savings accounts	(20)	17	(3)	24	(15)	9	15	(52)	(37)
Certificates of deposit	516	1,445	1,961	3,613	(630)	2,983	2,846	(5,259)	(2,411)

Total interest-bearing deposits	496	1,842	2,338	3,513	(506)	3,007	3,090	(5,351)	(2,259)
FHLB Advances	946	59	1,005	(1,128)	1,802	674	626	(317)	309
Other interest-bearing liabilities	14	111	125	(2)	(43)	(45)	(25)	(51)	(76)

Total interest-bearing liabilities	1,456	2,012	3,468	2,383	1,253	3,636	3,691	(5,719)	(2,026)

Net change in interest income	$4,299	$(2,311)	$1,988	$5,838	$(1,355)	$4,483	$3,530	$(1,865)	$1,663

(1)	Includes net deferred loan fee amortization income of $512,000, $504,000, $932,000, $1,008,000 and $930,000 for the six month periods ended December 31, 2005 and 2004 and for the years ended June 30, 2005, 2004 and 2003, respectively.

(2)	Non-accrual loans have been included in average loans receivable balance.

(3)	Average balance of available for sale securities is based on amortized historical cost.
Comparison of Operating Results for the Six Month Periods Ended December 31, 2005 and December 31, 2004
     General. Net income decreased $3.1 million, or 53.1%, to $2.7 million during the six months ended December 31, 2005 from $5.8 million during the six months ended December 31, 2004. The decrease in net income resulted primarily from the $5.6 million ($3.5 million after tax) charitable contribution made in connection with the stock offering. An increase in net interest income of $2.0 million was offset by a $672,000 increase in the provision for loan loss and a $1.7 million increase in compensation expense. These items are described in greater detail in subsequent paragraphs.
     Interest Income. Interest income increased by $5.5 million, or 14.9%, to $42.0 million for the six-month period ended December 31, 2005 from $36.6 million for the six months ended

December 31, 2004. Of the increase in interest income, $4.2 million was related to the loan portfolio. The increase in interest income on loans receivable resulted from an increase in average loan balance of $151.8 million, or 13.7%, to $1.3 billion during the six-month period ended December 31, 2005 from $1.1 billion during the comparable period in 2004. The increase in volume was partially offset by a 7 basis point decrease in the average yield on loans to 6.12% for the six-month period ended December 31, 2005 from 6.19% during the comparable period in 2004. The remaining increase in overall interest income was primarily related to the increase in the average balance of short term investments of $30.3 million, or 124.7%, to $54.6 million during the six-month period ended December 31, 2005 from $24.3 during the comparable period ended in 2004. In connection with the initial public offering, the Company received $386.7 million of cash from eligible stock subscribers. The cash was deposited in a Wauwatosa Savings Bank escrow account and invested in federal funds sold and short-term debt securities. The oversubscribed amounts were returned to depositors following the October 4, 2005 offering.
     Interest Expense. Total interest expense increased by $3.5 million, or 20.1%, to $20.8 million for the six month period ended December 31, 2005 from $17.3 million for the six-month period ended December 31, 2004. The increase in total interest expense resulted from a 37 basis point increase in the average cost of interest-bearing liabilities to 3.42% for the six-month period ended December 31, 2005 from 3.05% for the six-month period ended December 31, 2004, and by a $81.3 million, or 7.2%, increase in average interest-bearing liabilities to $1.2 billion for the six-month period ended December 31, 2005 from $1.1 billion for the comparable period in 2004. The increase in the average cost of interest-bearing liabilities primarily reflected the increase in market interest rates generally which resulted in higher rates offered on all deposit account products, especially time accounts or certificates of deposit.
     Net Interest Income. Net interest income increased $2.0 million, or 10.4%, to $21.3 million for the six months ended December 31, 2005 from $19.3 million for the six-month period ended December 31, 2004. The increase resulted from an increase in net average earning assets of $124.6 million, or 126.5%, to $223.1 million for the six months ended December 31, 2005 from $98.5 million from the comparable period of the preceding year. The increase in average earning assets was partially offset by a 46 basis point decrease in the net interest rate spread to 2.43% for the six-month period ended December 31, 2005 from 2.89% for the comparable period in 2004. The 46 basis point decrease in the net interest rate spread resulted from a 9 basis point decrease in the yield on interest earning assets, compounded by a 37 basis point increase in the cost of interest bearing liabilities. Consistent with industry trends, the Bank has experienced net interest margin compression as the yield curve continues to flatten.
     Provision for Loan Losses. Management provided $1.0 million for loan losses for the six months ended December 31, 2005, compared to a provision of $363,000 for the six months ended December 31, 2004. The provision increased as a result of an increase both in the overall balance of the loan portfolio as well as a significant and sustained increase in classified loans from $11.2 million at June 30, 2005 to $14.2 million at December 31, 2005. The allowance for loan losses totaled $5.2 million, or 0.40% of total loans at December 31, 2005, compared to $4.6 million, or 0.38% of total loans, at June 30, 2005.
     Noninterest Income. Noninterest income increased by $287,000, or 14.5%, to $2.3 million for the six months ended December 31, 2005 from $2.0 million for the six months ended

December 31, 2004. The increase in noninterest income resulted primarily from a $163,000, or 38.4%, increase in the cash surrender value of life insurance to $587,000 for the six-month period ended December 31, 2005 from $424,000 for the comparable period during 2004. The increase in noninterest income was also due to an increase in other income of $113,000, or 17.9%, to $745,000 for the six-month period ended December 31, 2005 compared to $632,000 for the six-month period ended December 31, 2004. This increase resulted from a $571,000 net gain from the sales of land and building in fiscal 2005. During the six-month period ended December 31, 2004 sales of land and building resulted in a net gain of $488,000.
     Noninterest Expense. Noninterest expense increased by $6.1 million, or 49.5%, to $18.3 million for the six-month period ended December 31, 2005 from $12.3 million for the six-month period ended December 31, 2004. The primary reasons for the increase in noninterest expense were increases in salary and employee benefits and charitable contributions. Salaries and employee benefit expenses increased by $1.7 million, or 29.8%, to $7.4 million for the six- month period ended December 31, 2005 from $5.7 million for the comparable period during 2004. The increase was primarily the result of the addition of the Wawatosa Savings Bank ESOP and planned termination of the existing pension plan. For the period ended December 31, 2005, the Company incurred $854,000 of expense for the shares committed to be released to ESOP participants for 2005. There was no comparable expense during the prior year. In addition, the plan to terminate the pension plan resulted in an additional pension expense of $370,000. Charitable contributions increased by $3.6 million, or 210.0%, to $5.3 million for the six-month period ended December 31, 2005 from $1.7 million for the comparable period in 2004. The increase was attributable to the $5.6 million donation of 556,442 shares of Wauwatosa Holdings common stock issued to the Wauwatosa Savings Bank Fund of the Waukesha County Community Foundation in connection with the Company’s initial public offering.
     Income Tax Expense. Income tax expense decreased to $1.5 million for the six-month period ended December 31, 2005 from $2.9 million for the comparable period during 2004. The decrease in income tax expense was the direct result of a decrease in pretax income for the reasons discussed previously. The effective tax rate was 35.2% for the six-month period ended December 31, 2005 compared to 33.1% for the six-month period ended December 31, 2004. The increase in rate was due to increased state income taxes.
Comparison of Operating Results for the Years Ended June 30, 2005 (Fiscal 2005) and June 30, 2004 (Fiscal 2004)
     General. Net income decreased $1.5 million, or 13.9%, to $9.1 million in fiscal 2005 from $10.6 million for fiscal 2004. The decrease in net income resulted primarily from the establishment of an accrual related to a dispute with the Wisconsin Department of Revenue, which reduced net income for fiscal 2005 by $2.0 million. The accrual was initially established in the third quarter of fiscal 2005 as the direct result of a general settlement agreement offered by the Department of Revenue in a letter dated July 27, 2004, which requested a response by September 10, 2004. While numerous Wisconsin financial institutions have negotiated and accepted settlement agreements with the Department of Revenue, Wauwatosa Savings has neither accepted, rejected, nor offered an alternate settlement as of this time.

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
     Provision for Loan Losses. Management provided $1.2 million for loan losses for fiscal 2005, compared to a provision of $860,000 for fiscal 2004. The provision increased as a result of an increase both in the loan portfolio as well as a significant and sustained increase in classified loans from $3.9 million at June 30, 2004 to $11.2 million at June 30, 2005. The allowance for loan losses totaled $4.6 million, or 0.38% of total loans at June 30, 2005, compared to $3.4 million, or 0.32% of total loans, at June 30, 2004.
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
Comparison of Operating Results for the Years Ended June 30, 2004 (Fiscal 2004) and June 30, 2003 (Fiscal 2003)
     General. Net income decreased $521,000, or 4.7%, to $10.6 million in fiscal 2004 from $11.1 million for fiscal 2003. The decrease in net income resulted from an increase in higher noninterest expense of $2.8 million, or 15.7%, to $20.4 million for fiscal 2004 from $17.6 million for fiscal 2003. The increase in noninterest expense was partially offset by an increase in net interest income of $1.7 million, or 5.2%, to $33.7 million for fiscal 2004 from $32.0 million for fiscal 2003 and a related decrease in income tax expense of $879,000, or 15.3%, to $4.8 million from $5.7 million for fiscal 2003.
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
Liquidity and Capital Resources
     We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Our liquidity ratio averaged 3.4%, 1.7%, 1.4% and 2.8% for the six-month periods ended December 31, 2005 and 2004 and for the years ended June 30, 2005 and 2004, respectively. The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans. We also adjust liquidity as appropriate to meet asset and liability management objectives. The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the full Asset/Liability Committee. Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators. Regulatory liquidity, as required by the Wisconsin Department of Financial Institutions, is based on current liquid assets as a percentage of the prior month’s average deposits and short-term borrowings. Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings. Wauwatosa Savings primary and total regulatory liquidity at December 31, 2005 was 4.43% and 13.47%, respectively.

     Our primary sources of liquidity are deposits, amortization and prepayment of loans, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. Additional sources of liquidity used for the purpose of managing long- and short-term cash flows include $45 million in Federal funds lines of credit with three commercial banks and advances from the Federal Home Loan Bank of Chicago. Internal policy limits reliance on Federal Home Loan Bank advances to 25% of total deposits. At December 31, 2005, Federal Home Loan Bank advances amounted to 19.2% of total deposits.
     A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2005 and June 30, 2005, respectively, $16.5 million and $20.5 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, Federal funds purchased and advances from the Federal Home Loan Bank of Chicago.
     Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
     During the six months ended December 31, 2005 and 2004 and for the years ended June 30, 2005 and 2004, our loan originations, net of collected principal, totaled $88.2 million, $79.6 million, $153.1 million and $127.6 million, respectively, reflecting net growth in our portfolio due to a continued low interest rate environment and strong housing market. Cash received from the calls and maturities of debt and mortgage-related securities totaled $16.7 million, $15.9 million, $46.5 million and $51.3 million for the six months ended December 31, 2005 and 2004 and for the years ended June 30, 2005 and 2004, respectively. We purchased $56.4 million, $10.0 million, $34.2 million and $71.3 million in available-for-sale debt and mortgage-related securities during the six months ended December 31, 2005 and 2004 and for the years ended June 30, 2005 and 2004, respectively. We sold $5.3 million, $5.6 million and $7.1 million in available-for-sale debt and mortgage-related securities during the six months ended December 31, 2004 and for the years ended June 30, 2005 and 2004, respectively. There were no securities sold during the six months ended December 31, 2005.
     Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net decrease in deposits was $83.2 million during the six months ended December 31, 2005. The net increases in total deposits were $47.4 million, $93.2 million and $126.1 million for the six months ended December 31, 2004 and for the years ended June 30, 2005 and 2004, respectively.
     Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds. At December 31, 2005, we had $201.2 million in advances from the Federal Home Loan Bank of

Chicago, of which $87.2 million was due within 12 months, and an additional available borrowing limit of $301.2 million based on collateral requirements of the Federal Home Loan Bank of Chicago. Internal policies limit borrowings to 25% of total deposits, or $261.4 million at December 31, 2005.
     At December 31, 2005, we had outstanding commitments to originate loans of $43.4 million and unfunded commitments under lines of credit and standby letters of credit of $33.4 million. At December 31, 2005, certificates of deposit scheduled to mature in less than one year totaled $599.6 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
     Wauwatosa Savings has various financial obligations, including contractual obligations and commitments that may require future cash payments.
     The following tables present information indicating various non-deposit contractual obligations and commitments of Wauwatosa Savings as of December 31, 2005 and the respective maturity dates.
Contractual Obligations

			More
			Than	More
			One	Than
			Year	Three
		One	Through	Years
		Year	Three	Through	Over
	Total	or Less	Years	Five Years	Five Years
	(In Thousands)
Federal Home Loan Bank advances(1)	$201,212	$87,209	$89,003	$25,000	$—
Operating leases(2)	81	30	51	—	—
Capital lease	4,275	300	600	3,375	—
Salary continuation agreements	3,730	406	1,067	1,152	1,105

Total Contractual Obligations	$209,298	$87,945	$90,721	$29,527	$1,105

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans. Excludes interest which will accrue on the advances.

(2)	Represents non-cancelable operating leases for offices.

     The following table details the amounts and expected maturities of significant off-balance sheet commitments as of December 31, 2005.
Other Commitments

			More	More
			than	than
			One	Three
			Year	Years
			Through	Through	Over
		One Year	Three	Five	Five
	Total	or Less	Years	Years	Years
	(In Thousands)
Real estate loan commitments(1)	$43,375	$43,375	$—	$—	$—
Unused portion of home equity lines of credit(2)	31,809	31,809	—	—	—
Unused portion of construction loans(3)	82,712	82,712	—	—	—
Standby letters of credit	1,576	1,502	40	—	34

Total Other Commitments	$159,472	$159,398	$40	—	$4

General:	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.

(1)	Commitments for loans are extended to customers for up to 180 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of construction loans are available to the borrower for up to 1 year.
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

Quarterly Financial Information
     The following table sets forth certain unaudited quarterly data for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2005 (unaudited)
Interest income	$18,384	$19,271	20,550	21,486
Interest expense	8,999	9,779	10,231	10,527

Net interest income	9,385	9,492	10,319	10,959
Provision for loan losses	900	(26)	209	826

Net income after provision for loan losses	8,485	9,518	10,110	10,133
Total noninterest income	601	697	1,005	1,267
Total noninterest expense	5,433	5,881	5,753	12,578

Income (loss) before income taxes	3,653	4,334	5,362	(1,178)
Income taxes (benefit)	3,062	1,594	1,940	(469)

Net income (loss)	$591	$2,740	3,422	(709)

Loss per share — basic	n/a	n/a	n/a	$(0.02)

Loss per share — diluted	n/a	n/a	n/a	$(0.02)

2004 (unaudited)
Interest income	$16,452	$16,999	$17,643	$18,937
Interest expense	8,038	8,138	8,441	8,849

Net interest income	8,414	8,861	9,202	10,088
Provision for loan losses	337	336	118	245

Net income after provision for loan losses	8,077	8,525	9,084	9,843
Total noninterest income	696	694	1,256	729
Total noninterest expense	5,257	5,012	5,092	7,170

Income before income taxes	3,516	4,207	5,248	3,402
Income taxes	1,105	1,381	1,794	1,070

Net income	$2,411	$2,826	$3,454	$2,332

Earnings per share — basic	n/a	n/a	n/a	n/a

Earnings per share — diluted	n/a	n/a	n/a	n/a

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
     Income Simulation. Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time. At least quarterly we review the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2005 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely result in an increase to our liability sensitive position.

Percentage
Increase (Decrease) in Estimated Net
Annual Interest Income
Over 24 Months
300 basis point increase in rates	(15.41%)
200 basis point increase in rates	(7.91%)
100 basis point increase in rates	(3.72%)
100 basis point decrease in rates	1.49%
     Wauwatosa Savings’ Asset/Liability policy limits projected changes in net average annual interest income to a maximum variance of (10%) to (50%) for various levels of interest rate changes measured over a 24-month period when compared to the flat rate scenario. In addition, projected changes in the capital ratio are limited to (.15%) to (1.00%) for various levels of changes in interest rates when compared to the flat rate scenario. These limits are re-evaluated on a periodic basis and may be modified, as appropriate. Because our balance sheet is liability sensitive, income is projected to decrease proportionately with increases in interest rates. At December 31, 2005, a 300 basis point immediate and instantaneous increase in interest rates had the effect of reducing forecast net interest income by 15.41% while a 100 basis point decrease in rates had the effect of increasing net interest income by 1.49%. At December 31, 2005, a 300 basis point immediate and instantaneous increase in interest rates had the effect of reducing the forecast return on assets by 0.27% while a 100 basis point decrease in rates had the effect of increasing the return on assets by 0.03%. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Board of Directors
Wauwatosa Holdings, Inc.:
     We have audited the accompanying consolidated statements of financial condition of Wauwatosa Holdings, Inc. and subsidiaries (the Company) as of December 31, 2005, June 30, 2005 and 2004, and the related consolidated statements of income, shareholders’equity, and cash flows for the six months ended December 31, 2005 and for the years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, June 30, 2005 and 2004, and the results of its operations and its cash flows for the six months ended December 31, 2005 and for the years ended June 30, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Milwaukee, Wisconsin
March 21, 2006

Ernst & Young, LLP, Report on Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
The Board of Directors of
Wauwatosa Savings Bank:
     We have audited the accompanying consolidated statements of income, equity, and cash flows of Wauwatosa Savings Bank and Subsidiaries (the Bank) for the year ended June 30, 2003. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the Bank’s operations and its cash flows for the year ended June 30, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
August 8, 2003

Wauwatosa Holdings, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
December 31, 2005, June 30, 2005 and 2004

	December 31,	June 30,	June 30,
	2005	2005	2004
	(In Thousands, except share data)
Assets
Cash	$8,761	10,107	11,116
Federal funds sold	5,388	8,779	7,975
Short term investments	2,349	1,581	301

Cash and cash equivalents	16,498	20,467	19,392
Securities available-for-sale (at fair value)	121,955	83,991	99,549
Loans receivable	1,306,018	1,218,167	1,066,972
Less: Allowance for loan losses	5,250	4,606	3,378

Loans receivable, net	1,300,768	1,213,561	1,063,594
Office properties and equipment, net	25,022	24,018	15,894
Federal Home Loan Bank stock, at cost	14,406	14,097	13,321
Cash surrender value of life insurance	22,792	22,078	20,981
Prepaid expenses and other assets	9,768	7,920	7,353

Total assets	$1,511,209	1,386,132	1,240,084

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$82,290	100,861	99,182
Money market and savings deposits	33,565	27,117	28,474
Time deposits	929,738	1,000,813	907,932

Total deposits	1,045,593	1,128,791	1,035,588

Federal Home Loan Bank advances short-term	87,209	35,000	25,000
Federal Home Loan Bank advances long-term	114,003	58,162	35,000
Advance payments by borrowers for taxes	181	15,821	14,446
Other liabilities	32,527	14,942	7,252

Total liabilities	1,279,513	1,252,716	1,117,286

Shareholders’ equity:
Preferred stock (par value $.01 per share, authorized 20,000,000 shares, no shares issued)
Common stock (par value $.01 per share, authorized 200,000,000 shares, 33,723,750 shares issued, 33,038,385 shares outstanding)	337	—	—
Additional paid-in capital	103,859	—	—
Accumulated other comprehensive loss (net of taxes)	(1,571)	(627)	(2,129)
Retained earnings	136,756	134,043	124,927
Unearned ESOP shares	(7,685)	—	—

Total shareholders’ equity	231,696	133,416	122,798

Total liabilities and shareholders’ equity	$1,511,209	1,386,132	1,240,084

See accompanying notes to consolidated financial statements.

Wauwatosa Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
Six Months Ended December 31, 2005 and 2004
Years Ended June 30, 2005, 2004 and 2003

	Six months ended
	December 31,		Years ended June 30,
	2005	2004	2005	2004	2003
	(In Thousands, except per share amounts)
		(Unaudited)
Interest income:
Loans	$38,516	34,272	69,775	61,530	63,815
Mortgage-related securities	1,389	1,206	2,283	3,264	1,143
Debt securities, federal funds sold and short-term investments	2,131	1,102	2,149	1,294	1,493

Total interest income	42,036	36,580	74,207	66,088	66,451
Interest expense:
Deposits	18,296	15,960	33,285	30,324	32,659
Borrowings	2,462	1,330	2,783	2,108	1,800

Total interest expense	20,758	17,290	36,068	32,432	34,459

Net interest income	21,278	19,290	38,139	33,656	31,992
Provision for loan losses	1,035	363	1,238	860	520

Net interest income after provision for loan losses	20,243	18,927	36,901	32,796	31,472

Noninterest income:
Service charges on loans and deposits	940	929	1,216	1,144	1,507
Increase in cash surrender value of life insurance	587	424	642	1,007	621
Gain on sale of securities	—	—	12	47	30
Other	745	632	1,441	837	835

Total noninterest income	2,272	1,985	3,311	3,035	2,993

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	7,404	5,705	11,434	10,763	8,730
Occupancy, office furniture, and equipment	1,802	1,714	3,482	3,470	2,535
Advertising	764	536	1,128	1,025	862
Data processing	840	570	1,142	1,048	1,175
Charitable contributions	5,310	1,713	2,088	987	1,000
Communications	300	272	591	525	528
Professional fees	529	230	627	386	386
Other	1,382	1,522	3,084	2,180	2,402

Total noninterest expenses	18,331	12,262	23,576	20,384	17,618

Income before income taxes	4,184	8,650	16,636	15,447	16,847
Income taxes	1,471	2,864	7,520	4,863	5,742

Net income	$2,713	5,786	9,116	10,584	11,105

Loss per share:
Basic	$(0.02)	N/A	N/A	N/A	N/A
Diluted	$(0.02)	N/A	N/A	N/A	N/A
Weighted average shares outstanding:
Basic	33,135,424	N/A	N/A	N/A	N/A
Diluted	33,135,424	N/A	N/A	N/A	N/A
See accompanying notes to consolidated financial statements.

Wauwatosa Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Six Months Ended December 31, 2005
Years Ended June 30, 2005, 2004 and 2003

						Accumulated
	Common		Additional		Unearned	Other
	Stock		Paid-In	Retained	ESOP	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands)
Balances at June 30, 2005	—	$—	—	134,043	—	(627)	133,416

Comprehensive income:
Net income				2,713			2,713
Other comprehensive income:
Net unrealized holding gains on available for sale securities arising during the period, net of taxes $521	—	—	—	—	—	(944)	(944)

Total comprehensive income							1,769
Sale of common stock, net of issuance costs of $2,439	10,117	101	98,630	—	—	—	98,731
Contribution of shares to charitable foundation	557	6	5,559	—	—	—	5,565
Capitalization of Lamplighter Financial, MHC	23,050	230	(330)	—	—	—	(100)

Purchase of ESOP shares	—	—	—	—	(8,539)	—	(8,539)
ESOP shares committed to be released to Plan participants	—	—	—	—	854	—	854

Balances at December 31, 2005	33,724	$337	103,859	136,756	(7,685)	(1,571)	231,696
See accompanying notes to consolidated financial statements.

Wauwatosa Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Six Months Ended December 31, 2005
Years Ended June 30, 2005, 2004 and 2003

	Accumulated
	Other
	Comprehensive	Retained
	Income (Loss)	Earnings	Total Equity

	(In Thousands)
Balances at June 30, 2002	$269	103,238	103,507

Comprehensive income:
Net income	—	11,105	11,105
Other comprehensive income:
Net unrealized holding gains on available for sale securities arising during the year, net of taxes $1	3	—	3
Less reclassification adjustment for net gains on available for sale securities realized in net income, net of taxes of $10	(20)	—	(20)

Total comprehensive income			11,088

Balances at June 30, 2003	252	114,343	114,595

Comprehensive income:
Net income	—	10,584	10,584
Other comprehensive income:
Net unrealized holding losses on available for sale securities arising during the year, net of taxes $1,211	(2,350)	—	(2,350)
Less reclassification adjustment for net gains on available for sale securities realized in net income, net of taxes of $16	(31)	—	(31)

Total comprehensive income			8,203

Balances at June 30, 2004	(2,129)	124,927	122,798

Comprehensive income:
Net income	—	9,116	9,116
Other comprehensive income:
Net unrealized holding gains on available for sale securities arising during the year, net of taxes $799	1,509	—	1,509
Less reclassification adjustment for net gains on available for sale securities realized in net income, net of taxes of $5	(7)	—	(7)

Total comprehensive income			10,618

Balances at June 30, 2005	$(627)	134,043	133,416
See accompanying notes to consolidated financial statements.

Wauwatosa Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended December 31, 2005 and 2004
Years Ended June 30, 2005, 2004 and 2003

	Six months ended
	December 31,		Years ended June 30,
	2005	2004	2005	2004	2003
	(In Thousands)
		(Unaudited)
Operating activities:
Net income	$2,713	5,786	9,116	10,584	11,105
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,035	363	1,238	860	520
Provision for depreciation	1,053	945	1,607	1,353	1,242
Deferred income taxes	(1,933)	(780)	(1,192)	(133)	287
Net amortization of premium on debt and mortgage-related securities	(81)	(229)	49	190	210
Amortization of unearned ESOP shares	854	—	—	—	—
Charitable contribution of common stock	5,565	—	—	—	—
Decrease (increase) in accrued interest receivable	(412)	(1)	(230)	87	(255)
Increase in cash surrender value of life insurance	(587)	(451)	(642)	(1,007)	(620)
Increase (decrease) in accrued interest on deposits	68	480	1,269	333	(782)
Increase (decrease) in other liabilities	1,241	2,322	3,004	(238)	26
FHLB stock dividends	(309)	(400)	(776)	(664)	(240)
Gain on sale of securities	—	—	(12)	(47)	(30)
Gain on sale of office properties and equipment	(571)	(488)	(488)	—	—
Other	1,144	1,654	118	(94)	(677)

Net cash provided by operating activities	9,780	9,201	13,061	11,224	10,786

Investing activities:
Proceeds from maturities of debt securities	6,350	1,000	25,397	19,300	52,360
Proceeds from sales of debt securities	—	—	262	5,040	—
Purchases of debt securities	(6,700)	(10,000)	(34,299)	(31,885)	(51,578)
Principal repayments on mortgage-related securities	10,323	14,914	21,091	31,993	18,764
Proceeds from sales of mortgage-related securities	—	5,347	5,348	2,056	9,827
Purchase of mortgage-related securities	(49,682)	—	—	(39,400)	(78,299)
Purchase of FHLB stock	—	—	—	(4,000)	(329)
Net increase in loans receivable	(88,242)	(79,554)	(153,126)	(127,550)	(48,396)
Purchase of bank owned life insurance	(126)	(126)	(456)	(363)	(13,275)
Net purchases of office properties and equipment	(2,346)	(4,964)	(6,506)	(5,087)	(6,768)
Proceeds from sales of foreclosed properties	235	732	1,883	2,403	4,299
Proceeds from sales of premises and equipment	847	680	680	—	—

Net cash used by investing activities	(129,341)	(71,971)	(139,726)	(147,493)	(113,395)

See accompanying notes to consolidated financial statements.

Wauwatosa Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended December 31, 2005 and 2004
Years Ended June 30, 2005, 2004 and 2003

	Six months ended
	December 31,		Years ended June 30,
	2005	2004	2005	2004	2003
	(In Thousands)
		(Unaudited)
Financing activities:
Net increase (decrease) in deposits	(83,198)	47,408	93,203	126,097	67,620
Net change in short-term FHLB advances	38,000	(25,000)	10,000	(10,000)	—
Proceeds from long-term FHLB advances	70,050	21,656	23,162	10,000	25,000
Proceeds from federal funds purchased	—	15,000	—	—	—
Net increase (decrease) in advance payments by borrowers for taxes	648	(2,116)	1,375	797	(188)
Net proceeds from sale of stock	98,731	—	—	—	—
Capitalization of Lamplighter, MHC	(100)	—	—	—	—
Purchase of ESOP shares	(8,539)	—	—	—	—

Net cash provided by financing activities	115,592	56,948	127,740	126,894	92,432

Increase (decrease) in cash and cash equivalents	(3,969)	(5,822)	1,075	(9,375)	(10,177)
Cash and cash equivalents at beginning of period	20,467	19,392	19,392	28,767	38,944

Cash and cash equivalents at end of period	$16,498	13,570	20,467	19,392	28,767

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$2,970	3,130	5,925	5,045	5,115
Interest payments	20,691	16,810	34,798	32,100	35,241
Noncash investing activities:
Loans receivable transferred to foreclosed properties	—	1,571	1,921	1,057	2,304
Obligations under capital lease	—	—	3,423	—	—
Non Cash financing activities:
Long-term FHLB advances reclassified to short-term	14,209	—	25,000	25,000	10,000
See accompanying notes to consolidated financial statements.

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)
1)	Summary of Accounting Policies
a)	Organization

The Board of Directors of Wauwatosa Savings Bank (the Bank) adopted the Plan of Reorganization and related Stock Issuance Plan on May 17, 2005, as amended on June 3, 2005, under which Wauwatosa Holdings, Inc. (the Company) was formed to become the mid-tier holding company for the Bank. In addition, Lamplighter Financial, MHC, a Wisconsin-chartered mutual holding company, was formed to become the majority owner of Wauwatosa Holdings, Inc.

In connection with the Plan of Reorganization and Stock Issuance Plan, on October 4, 2005, 10,117,125 shares of Wauwatosa Holdings, Inc. were sold to eligible subscribers in a registered stock offering, 556,442 shares were issued to the Wauwatosa Savings Bank Fund of the Waukesha County Community Foundation, and the remaining 23,050,183 shares were issued to Lamplighter Financial, MHC. The Company’s outstanding common shares are 68.3% owned by Lamplighter Financial, MHC.

b)	Fiscal Year Change

In 2005, the Company changed its fiscal year ended June 30 to a fiscal year ended December 31. The six month period ended December 31, 2005, transitions between the Company’s old and new fiscal year ends. The results of operations for the six-month periods ended December 31, 2005 and December 31, 2004 are not necessarily indicative of results that may be expected for any other interim period or for an entire fiscal year. The unaudited financial statements for the six months ended December 31, 2004, in the opinion of management, include all adjustments (consisting of normal accruals) necessary for a fair presentation in accordance with U.S. generally accepted accounting principles.

c)	Nature of Operations

The Company operates as a one-bank holding company. The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits to originate residential real estate loans.

d)	Principles of Consolidation

The consolidated financial statements include the accounts and operations of Wauwatosa Holdings, Inc. and its wholly owned subsidiary, Wauwatosa Savings Bank. The Bank has the following wholly owned subsidiaries: Wauwatosa Investments, Inc. and Main Street Real Estate Holdings, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Bank provides a full range of financial services to customers through branch locations in Wauwatosa, Oak Creek, Waukesha, Oconomowoc, and Pewaukee, Wisconsin. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

e)	Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)
and assumptions include the allowance for loan losses and deferred income taxes. Actual results could differ from those estimates.

f)	Cash and Cash Equivalents

The Company considers federal funds sold and highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

g)	Securities

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

Federal Home Loan Bank stock is carried at cost, which is the amount that the stock is redeemable by tendering to the FHLB or the amount at which shares can be sold to other FHLB members. In October 2005, the FHLB announced that it was indefinitely suspending the right of members to redeem excess amounts of FHLB stock. FHLB dividends are recognized as income on their ex-dividend date.

h)	Interest on Loans

Interest on loans is accrued and credited to income as it is earned. Allowances are established for uncollected interest on mortgage loans on which any payments are 90 days or more past due and are determined to be uncollectible. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

i)	Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)
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

j)	Foreclosed Properties

Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value, minus estimated costs to sell at the date of foreclosure. Impairments of foreclosed properties after acquisition are charged to expense at the time of impairment.

k)	Loan Fees

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loans’ yield. Amortization is based on a level-yield method over the contractual life of the related loans or until the loan is paid in full.

l)	Cash Surrender Value of Life Insurance

The Company purchased bank owned life insurance on the lives of certain officers. The Company is the beneficiary of the life insurance policies. The cash surrender value of life insurance is reported at the amount that would be received in cash if the polices are surrendered. Increases in the cash value of the policies and proceeds of death benefits received are recorded in non-interest income. The increase in cash surrender value of life insurance is not subject to income taxes, as long as the Company has the intent and ability to hold the policies until the death benefits are received.

m)	Office Properties and Equipment

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

n)	Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)
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

The Company accrues for income tax exposures for amounts management deems probable to be paid upon settlement of the related income tax issue. Amounts are accrued in the period in which the exposure becomes probable and estimable. When the year to which the exposure relates is closed or when the amount is no longer determined to be probable, the accrual is reversed as a reduction of income tax expense.

o)	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company does not currently have any securities or contracts to issue common stock that, if exercised or converted into common stock, would result in dilution. Shares of the Employee Stock Ownership Plan committed to be released are considered outstanding for both common and diluted EPS. The calculation of EPS for the period subsequent to the reorganization reflect the actual net loss and weighted average shares outstanding from the period October 5, 2005 through December 31, 2005.

p)	Other Comprehensive Income

Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles bypass reported net income. The Company includes unrealized gains or losses, net of tax, on securities available for sale in other comprehensive income.

q)	Employee Stock Ownership Plan (ESOP)

Compensation expense under the ESOP is equal to the fair value of common shares released or committed to be released to participants in the ESOP in each respective period. Common stock purchased by the ESOP and not committed to be released to participants is included in the consolidated statements of financial condition at cost as a reduction of shareholders’ equity.

r)	Reclassifications

Certain 2004 accounts have been reclassified to conform to the 2005 presentation.

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)
s)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 will have a material impact on its results of operations, financial position, or liquidity.

In November 2005, the FASB issued FASB Staff Position (FSP) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company applied the guidance in this FSP in 2005. There was not a material impact on results of operations, financial position or liquidity.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities", and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” for the following purposes: permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarify which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; establish a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarify that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company does not expect the adoption of SFAS 155 will have a material impact on its results of operations, financial position, or liquidity.

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)
2) Securities Available for Sale
The amortized cost and fair values of the Company’s investment in securities follow:

	December 31, 2005
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value

Mortgage-backed securities	$17,478	3	(340)	17,141
Collateralized mortgage obligations	76,037	—	(1,600)	74,437

Mortgage-related securities	93,515	3	(1,940)	91,578

Government agency bonds	26,577	—	(627)	25,950
Municipals	4,278	176	(27)	4,427
Debt securities	30,855	176	(654)	30,377

	$124,370	179	(2,594)	121,955

	June 30, 2005
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value

Mortgage-backed securities	$5,817	3	(180)	5,640
Collateralized mortgage obligations	48,621	9	(825)	47,805

Mortgage-related securities	54,438	12	(1,005)	53,445

Government agency bonds	26,580	27	(220)	26,387
Municipals	3,923	238	(2)	4,159
Debt securities	30,503	265	(222)	30,546

	$84,941	277	(1,227)	83,991

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)

	June 30, 2004
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$12,473	6	(267)	12,212
Collateralized mortgage obligations	68,445	1	(2,839)	65,607

Mortgage-related securities	80,918	7	(3,106)	77,819

Government agency bonds	17,683	3	(224)	17,462
Municipals	4,173	100	(5)	4,268

Debt securities	21,856	103	(229)	21,730

	$102,774	110	(3,335)	99,549

The amortized cost and fair value of securities at December 31, 2005 and at June 30, 2005 and 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers or borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2005
	Amortized
	cost	Fair value
Debt securities:
Due within one year	$—	—
Due after one year through five years	26,577	25,950
Due after five years through ten years	4,278	4,427
Due after ten years	—	—
Mortgage-related securities	93,515	91,578

	$124,370	121,955

	June 30, 2005		June 30, 2004
	Amortized		Amortized
	cost	Fair value	cost	Fair value
Debt securities:
Due within one year	$1,000	998	1,000	995
Due after one year through five years	26,579	26,387	17,684	17,462
Due after five years through ten years	—	—	—	—
Due after ten years	2,923	3,161	3,173	3,273
Mortgage-related securities	54,438	53,445	80,918	77,819

	$84,940	83,991	102,775	99,549

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)
Total proceeds and gross realized gains and losses from sale of securities available for sale for the six-month periods ended December 31, 2005 and 2004 and for the years ended June 30, 2005, 2004 and 2003 were:

	Six Months Ended December 31,		Year ended June 30,
	2005	2004	2005	2004	2003
		(Unaudited)
Proceeds	$—	5,346	5,609	7,096	9,827
Gross gains	—	4	16	49	32
Gross losses	—	4	4	2	2
Gross unrealized losses on securities available-for-sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2005
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
Government agency bonds	$13,863	(303)	12,088	(324)	25,951	(627)
Municipals	1,327	(27)	—	—	1,327	(27)
Mortgage-related securities	55,679	(716)	35,739	(1,224)	91,418	(1,940)

	$70,869	(1,046)	47,827	(1,548)	118,696	(2,594)

	June 30, 2005
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
Government agency bonds	$18,952	(167)	2,948	(53)	21,900	(220)
Municipals	999	(2)	—	—	999	(2)
Mortgage-related securities	17,341	(173)	34,378	(832)	51,719	(1,005)

	$37,292	(342)	37,326	(885)	74,618	(1,227)

	June 30, 2004
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
Government agency bonds	$14,970	(224)	—	—	14,970	(224)
Municipals	995	(5)	—	—	995	(5)
Mortgage-related securities	56,687	(1,960)	20,526	(1,146)	77,213	(3,106)

	$72,652	(2,189)	20,526	(1,146)	93,178	(3,335)

The unrealized losses reported for government agency bonds and mortgage-related securities relate exclusively to debt securities issued by government agencies such as the Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC). Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these debt securities until a market price recovery or maturity, these securities are not considered other-than-temporarily impaired. There are five and fifteen individual securities at

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)
December 31, 2005, that comprise the government agency bonds and mortgage-related securities, respectively, which have been in an unrealized loss position for twelve months or longer.
3) Loans Receivable
Loans receivable at December 31, 2005, June 30, 2005 and 2004 are summarized as follows:

	December 31,	June 30,
	2005	2005	2004
Mortgage loans:
Residential real estate:
Single family	$469,395	430,333	391,864
Two- to four-family	256,270	251,268	224,765
Over four-family	443,528	407,601	340,753
Construction	165,516	149,540	110,495
Commercial real estate	34,543	36,586	46,138
Land	23,685	24,282	18,307
Credit cards	126	150	154
Other	33	52	31

	1,393,096	1,299,812	1,132,507

Less:
Undisbursed loan proceeds	82,712	77,484	61,904
Unearned loan fees	4,366	4,161	3,631

	$1,306,018	1,218,167	1,066,972

Real estate collateralizing the Company’s first mortgage loans is located in the Company’s general lending area of metropolitan Milwaukee.
The unpaid principal balance of loans serviced for others was $8,147, $9,484, and $12,233 at December 31, 2005, June 30, 2005 and 2004, respectively. These loans are not reflected in the consolidated financial statements.

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)
A summary of the activity for the six months ended December 31, 2005 and 2004 and for years ended June 30, 2005, 2004 and 2003 in the allowance for loan losses follows:

	Six months ended December 31,		Year ended June 30,
	2005	2004	2005	2004	2003
		(Unaudited)
Balance at beginning of period	$4,606	3,378	3,378	2,970	2,479
Provision for loan losses	1,035	363	1,238	860	520
Charge-offs	(391)	(4)	(11)	(453)	(29)
Recoveries	—	—	1	1	—

Balance at end of period	$5,250	3,737	4,606	3,378	2,970

Percentage of allowance to gross loans	0.40%	0.33%	0.38%	0.32%	0.32%

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)
The following table presents nonperforming loans at December 31, 2005 and at June 30, 2005 and 2004:

	December 31,	June 30,
	2005	2005	2004
Nonaccrual loans	$18,065	13,076	12,015

Total nonperforming loans	$18,065	13,076	12,015

Commercial real estate loans that have nonaccrual status or have had their terms restructured are considered to be impaired loans. The following table presents data on impaired loans at December 31, 2005 and at June 30, 2005 and 2004:

	December 31,	June 30,
	2005	2005	2004
Impaired loans for which an allowance has been provided	$699	1,158	100
Impaired loans for which no allowance has been provided	11,549	5,951	5,915

Total loans determined to be impaired	$12,248	7,109	6,015

Allowance for loans losses related to impaired loans	$230	195	100

	December 31,	June 30,
	2005	2005	2004
Average recorded investment in impaired loans	$10,784	6,824	5,700
Cash basis interest income recognized from impaired loans	420	492	421

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)
The Company has granted loans to their directors, executive officers, or their related interests. These loans were made on substantially the same terms and collateral as those prevailing at the time for comparable transactions with other unrelated customers, except that loans to executive officers (as with all employees of the Company) were made at interest rates approximating the Company’s cost of funds, which is a lower rate than similar loans to unrelated parties. These loans are performing according to contractual terms and do not present more than a normal risk of collection. These loans to related parties are summarized as follows:

	Six months ended
	December 31,	Years ended June 30,
	2005	2005	2004
Balance at beginning of period	$896	747	776
New loans	—	574	19
Repayments	(11)	(425)	(48)

Balance at end of period	$885	896	747

Average interest rate at end of period	3.08%	3.08%	3.17%
The Company serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in Wisconsin. The loan portfolio is widely diversified by types of borrowers, property type, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2005 and at June 30, 2005 and 2004, no loans to one borrower or industry concentrations existed in the Company’s loan portfolio in excess of 10% of total loans.
4)	Office Properties and Equipment

Office properties and equipment are summarized as follows:

	December 31,	June 30,
	2005	2005	2004
Land	$4,962	5,031	4,455
Office buildings and improvements	21,796	20,579	12,068
Furniture and equipment	9,399	8,808	8,164

	36,157	34,418	24,687
Less accumulated depreciation	(11,135)	(10,400)	(8,793)

	$25,022	24,018	15,894

The Company is obligated under a capital lease related to facilities and equipment at one of the Company’s branch locations. The four-year lease, which was entered into in March 2005, provides the Company an option to either purchase the building for $3,300 at maturity or to renew the lease for an additional 26 years. The building was occupied in September 2005. It is probable that the building will be purchased at

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)
the end of the initial term of the lease in March 2009. The gross amount of buildings and improvements and accumulated amortization recorded under the capital lease is as follows:

	December 31,	June 30,
	2005	2005
Office buildings and improvements	$5,765	3,422
Less accumulated depreciation	(93)	—

	$5,672	3,422

Amortization of assets held under the capital lease is included in depreciation expense.
The Company and certain subsidiaries are obligated under noncancelable operating leases for other facilities and equipment, certain of which provide for increased rentals based upon increases in cost-of-living adjustments and other operating costs. The appropriate minimum annual rentals and commitments under all noncancelable lease agreements for leases with remaining terms in excess of one year and future minimum capital lease payments as of December 31, 2005 are as follows:

	Capital	Operating
	lease	lease
Within one year	$300	30
One to two years	300	30
Two to three years	300	21
Three to four years	3,375	—
Four to five years	—	—
After five years	—	—

Total	$4,275	81

Net minimum lease payments	4,275
Less amounts representing interest	(872)

Present value of net minimum capital lease payments	$3,403

5)	Deposits

At December 31, 2005, June 30, 2005 and 2004, time deposits with balances greater than one hundred thousand dollars amounted to $250,757, $277,700, and $234,963, respectively. Also included in time deposits at December 31, 2005 are brokered deposits of $104,700.

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)
A summary of interest expense on deposits is as follows:

	Six months ended December 31,		Year ended June 30,
	2005	2004	2005	2004	2003
		(Unaudited)
Interest-bearing demand deposits	$637	395	863	741	213
Money market and savings deposits	122	112	202	326	751
Time deposits	17,537	15,453	32,220	29,257	31,695

	$18,296	15,960	33,285	30,324	32,659

A summary of the contractual maturities of time deposits at December 31, 2005 is as follows:

Within one year	$599,597
One to two years	196,314
Two to three years	67,789
Three to four years	33,943
Four through five years	31,709
After five years	386

$929,738

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)
6)	FHLB Advances

FHLB advances at December 31, 2005 and at June 30, 2005 and 2004 consist of the following:

	December 31,	June 30,
	2005	2005	2004
Federal Home Loan Bank (FHLB) advances:
Short-term FHLB advances:
FHLB advance, 3.26%, due July 2006	$11,777	—	—
FHLB advance, 2.83%, due September 2006	2,432	—	—
FHLB advance, 4.49%, due October 2006	15,000	—	—
FHLB advance, 4.41%, due January 2006	23,000	—	—
FHLB advance, 2.62%, due January 2006	25,000	25,000	—
FHLB advance, 2.21%, due January 2006	10,000	10,000	—
FHLB advance, 4.47%, due December 2004	—	—	25,000

Total short-term FHLB advances	87,209	35,000	25,000
Long-term FHLB advances:
FHLB advance, 3.26%, due July 2006	—	11,777	—
FHLB advance, 2.83%, due September 2006	—	2,432	—
FHLB advance, 3.56%, due February 2007	7,000	7,000	—
FHLB advance, 3.17%, due August 2007	5,408	5,408	—
FHLB advance, 3.19%, due September 2007	4,123	4,123	—
FHLB advance, 3.09%, due October 2007	4,693	4,693	—
FHLB advance, 4.56%, due October 2007	10,000	—	—
FHLB advance, 4.73%, due December 2007	10,000	—	—
FHLB advance, 3.67%, due January 2008	6,819	6,819	—
FHLB advance, 3.63%, due January 2008	3,074	3,074	—
FHLB advance, 3.80%, due February 2008	7,836	7,836	—
FHLB advance, 3.58%, due August 2008	5,000	5,000	—
FHLB advance, 4.78%, due November 2008	9,150	—	—
FHLB advance, 4.69%, due November 2008	8,900	—	—
FHLB advance, 4.76%, due December 2008	7,000	—	—
FHLB advance, 4.72%, due October 2010	25,000	—	—
FHLB advance, 2.62%, due January 2006	—	—	25,000
FHLB advance, 2.21%, due January 2006	—	—	10,000

Total long-term FHLB advances	114,003	58,162	35,000

Total FHLB advances	$201,212	93,162	60,000

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings at the FHLB are limited to 60% of the carrying value of unencumbered one- to four-family mortgage loans. In addition, these advances are collateralized by FHLB stock of $14,406, $14,097 and $13,321 at December 31, 2005, June 30, 2005 and 2004, respectively. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance. None of the advances outstanding at December 31, 2005 are callable by the FHLB. The Company has a federal funds line of credit with three commercial banks which total $45 million. As of December 31, 2005, no draws were outstanding.

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)
7)	Regulatory Capital

The Company, as well as the subsidiary Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2005 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

As a state-chartered savings bank, the Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.

The actual capital amounts and ratios for the Company and its subsidiary Bank as of December 31, 2005, June 30, 2005 and June 30, 2004 are presented in the table below:

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)

	December 31, 2005
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Wauwatosa Holdings

Total capital (to risk-weighted assets)	$238,212	22.79%	83,723	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)	233,262	22.29%	41,862	4.00%	N/A	N/A
Tier I capital (to average assets)	233,262	14.23%	65,564	4.00%	N/A	N/A

Wauwatosa Savings
Total capital (to risk-weighted assets)	$187,370	17.90%	83,689	8.00%	104,611	10.00%
Tier I capital (to risk-weighted assets)	182,120	17.40%	41,845	4.00%	62,767	6.00%
Tier I capital (to average assets)	182,120	11.12%	65,535	4.00%	81,919	5.00%
State of Wisconsin (to total assets) (2)	182,120	12.08%	90,424	6.00%	N/A	N/A

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

(2)	State of Wisconsin regulatory capital requirements are not applicable at the bank holding company level.

	June 30, 2005
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Wauwatosa Savings	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$138,638	14.05%	78,963	8.00%	98,704	10.00%
Tier I capital (to risk-weighted assets)	134,032	13.58%	39,481	4.00%	59,222	6.00%
Tier I capital (to average assets)	134,032	9.84%	54,458	4.00%	68,072	5.00%
State of Wisconsin (to total assets)	134,043	9.60%	83,167	6.00%	N/A	N/A

	June 30, 2004
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
Wauwatosa Savings	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)	$128,293	15.02%	$68,348	8.00%	$85,435	10.00%
Tier I capital (to risk-weighted assets)	124,915	14.62%	34,174	4.00%	51,261	6.00%
Tier I capital (to average assets)	124,915	10.18%	49,062	4.00%	63,328	5.00%
State of Wisconsin (to total assets)	122,798	10.01%	74,479	6.00%	N/A	N/A
8)	Employee Benefit Plans

The Company participates in an industry group sponsored multi-employer defined-benefit retirement plan covering substantially all employees with one year or more of service. Pension plan expense was approximately $640, $240, $485, $407, and $322 for the six months ended December 31, 2005 and 2004

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)
and for the years ended June 30, 2005, 2004, and 2003, respectively. The Company’s policy is to fund pension costs accrued. During the period ended December 31, 2005, the Company elected to freeze benefits accruing in the Pension Plan, and will apply to the Internal Revenue Service to terminate the Plan and to pay out all benefits to Plan participants in the fiscal year ending December 31, 2006. The expense for the six months ended December 31, 2005 includes amounts contributed to the Plan to fully settle the pension plan obligation.

The Company has a 401(k) profit sharing plan and trust covering substantially all employees with at least one year of service who have attained age 18. Participating employees may annually contribute up to 15% of their pretax compensation. The Company made no contributions to the Plan during the six months ended December 31, 2005 and 2004 and the years ended June 30, 2005, 2004, and 2003.

The Company has a nonqualified salary continuation plan for one current and two former employees. These agreements provide for payments of specific amounts over 10-year periods subsequent to each key employee’s retirement. The deferred compensation liability is being accrued ratably to the respective normal retirement date for the current employee. Payments made to the retired employees reduce the liability. As of December 31, 2005, June 30, 2005 and 2004, approximately $2,720, $2,915 and $3,279 are accrued related to these plans, respectively. These agreements are intended to be funded by life insurance policies owned by the Company on these employees, which have a face amount of $12,083 and a cash surrender value of $8,506, $8,000 and $7,333 at December 31, 2005, June 30, 2005 and 2004, respectively. The employees, however, have no interest in these policies. The expense for compensation under these agreements was approximately $40, $34, $74, $69, and $64 for the six months ended December 31, 2005 and 2004 and for the years ended June 30, 2005, 2004, and 2003, respectively.

Bank-owned life insurance has a face amount of $308,481 and cash surrender value of $14,285, $14,078 and $13,648 at December 31, 2005, June 30, 2005 and 2004, respectively.

9)	Employee Stock Ownership Plan

In conjunction with the mutual holding company reorganization, Wauwatosa Savings established an Employee Stock Ownership Plan (the “Plan”). All employees are eligible to participate in the Plan after they attain twenty-one years of age and complete twelve consecutive months of service in which they work at least 1,000 hours of service. The Plan borrowed $8,539 from the Company and purchased 761,515 shares of common stock of the Company in the open market. The Plan debt is secured by shares of the Company. The Company has committed to make annual contributions to the Plan necessary to repay the loan, including interest. The loan is scheduled to be repaid in ten annual installments beginning on January 1, 2006. While the shares are not released and allocated to Plan participants until the loan payment is made, the shares are deemed to be earned and are therefore, committed to be released throughout the service period. As such, one-tenth of the shares are scheduled to be released as shares are earned over the next ten years, beginning with the six-month period ended December 31, 2005. As the debt is repaid, shares are released from collateral and allocated to active employees’ accounts. The shares pledged as collateral are reported as unearned ESOP shares in the consolidated statement of financial condition. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair market price of the shares, and the shares become outstanding for earnings per share computations. Compensation expense attributed to the ESOP was $854 for the six months ended December 31, 2005.

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)
The aggregate activity in the number of unearned ESOP shares, considering the allocation of those shares committed to be released as of December 31, 2005, is as follows:

Beginning ESOP shares	761,515
Shares committed to be released	(76,150)

Unreleased shares	685,365

Fair value of unreleased shares (in thousands)	$7,841
10)	Income Taxes

The provision (benefit) for income taxes for the six months ended December 31, 2005 and 2004 and for the years ended June 30, 2005, 2004, and 2003 consists of the following:

	Six months ended December 31,		Year ended June 30,
	2005	2004	2005	2004	2003
		(Unaudited)
Current:
Federal	$2,526	2,784	5,403	4,811	5,274
State	878	860	3,309	185	181

	3,404	3,644	8,712	4,996	5,455
Deferred:
Federal	(1,632)	(69)	(1,155)	(86)	280
State	(301)	(711)	(37)	(47)	7

	(1,933)	(780)	(1,192)	(133)	287

Total	$1,471	2,864	7,520	4,863	5,742

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)
The income tax provisions differ from that computed at the Federal statutory corporate tax rate for the six months ended December 31, 2005 and 2004 and for the years ended June 30, 2005, 2004, and 2003 as follows:

	Six months ended December 31,
	2005	2004
		(Unaudited)
Income before income taxes	$4,184	8,650

Tax at Federal statutory rate (35%)	1,464	3,028
Add (deduct) effect of:
State income taxes, net of Federal income tax benefit	375	97
Cash surrender value of life insurance	(205)	(149)
Tax-exempt interest income	(29)	(32)
Other	(134)	(80)

Income tax provision	1,471	2,864

Effective tax rate	35.2%	33.1%

	Year ended June 30,
	2005	2004	2003
Income before income taxes	$16,636	15,447	16,847

Tax at Federal statutory rate (35%)	$5,822	5,406	5,897
Add (deduct) effect of:
State income taxes, net of Federal income tax benefit	2,127	90	122
Cash surrender value of life insurance	(225)	(353)	(217)
Tax-exempt interest income	(64)	(58)	(66)
Other	(140)	(222)	6

Income tax provision	$7,520	4,863	5,742

Effective tax rate	45.2%	31.5%	34.1%

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)
The significant components of the Company’s net deferred tax assets (liabilities) included in prepaid expenses and other assets are as follows at December 31, 2005, June 30, 2005 and 2004:

	December 31,	June 30,
	2005	2005	2004
Gross deferred tax assets:
Excess book depreciation	$138	394	380
Compensation agreements	1,092	1,169	1,286
Allowance for loan losses	2,195	1,857	1,316
State tax contingent liability	1,243	1,052	—
Unrealized loss on securities available for sale	844	323	1,100
Loans to facilitate the sale of real estate owned	589	589	744
Charitable contributions carry forward	1,916	—	—
Other	210	153	—

Total gross deferred tax assets	8,227	5,537	4,826
Valuation allowance — charitable contribution carry forward	(225)	—	—

Deferred tax assets	8,002	5,537	4,826
Gross deferred tax liabilities:
FHLB stock dividends	(1,018)	(893)	(569)
Deferred loan fees	(161)	(275)	(268)
Other	—	—	(35)

Deferred liabilities	(1,179)	(1,168)	(872)

Net deferred tax assets	$6,823	4,369	3,954

The change in net deferred tax assets from June 30, 2005 to December 31, 2005, June 30, 2004 to June 30, 2005 and from June 30, 2003 to June 30, 2004 includes the deferred tax effect reported in other comprehensive income of $(521), $777 and $(1,230), respectively.
Based upon the level of historical taxable income and expected future taxable income over the periods in which the net deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.
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

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)
Wisconsin financial institutions. The Department has not issued an assessment to the Bank, but the Department has stated that it intends to do so if the matter is not settled.

Prior to the formation of the investment subsidiary, the Bank sought and obtained a private letter ruling from the Department regarding the non-taxability of the investment subsidiary in the state of Wisconsin. The Bank believes that it complied with Wisconsin law and the private ruling received from the Department. Should assessment be forthcoming, the Bank intends to defend its position through the available administrative appeals process in place at the Department and through other judicial remedies should they become necessary. Although the Bank will vigorously oppose any such assessment, there can be no assurance that the Department will not be successful in whole or in part in its efforts to tax the income of the Bank’s Nevada investment subsidiary. At December 31, 2005, the Company has an accrued estimated state tax liability of $3,553 including interest for the probable settlement amount on the basis of facts currently known. A deferred Federal tax benefit of $1,243 has been established as a result of this accrual. The Company does not expect the resolution of this matter to have a material adverse affect on its consolidated results of operations and financial position beyond the amounts accrued. However, the Company intends to accrue state income taxes on future income of the Nevada subsidiary in line with the previously discussed accrual until such time as the dispute is resolved.

Under the Internal Revenue Code and Wisconsin Statutes, the Company is permitted to deduct, for tax years beginning before 1998, an annual addition to a reserve for bad debts. This amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings at December 31, 2005 includes approximately $16,654 for which no deferred Federal or state income taxes were provided. Under SFAS No. 109, deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

11)	Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for other financial instruments reflected in the consolidated financial statements.

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)

	December 31,	June 30,
	2005	2005	2004
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under first mortgage loans	$43,375	65,566	69,324
Commitments to extend credit home equity lines of credit	31,809	30,253	22,867
Standby letters of credit	1,576	1,374	2,252
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the Company. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter-party. Collateral obtained generally consists of mortgages on the underlying real estate.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds mortgages on the underlying real estate as collateral supporting those commitments for which collateral is deemed necessary.

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of December 31, 2005, June 30, 2005 and June 30, 2004.

12)	Fair Values of Financial Instruments

Fair value information about financial instruments follows, whether or not recognized in the consolidated statements of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in determining its fair value disclosures for financial instruments.
a)	Cash and Cash Equivalents and Accrued Interest Receivable

The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents and accrued interest receivable approximate those assets’ fair values.

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)
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

f)	Deposits and Advance Payments by Borrowers for Taxes

The fair values for interest-bearing and noninterest-bearing negotiable order of withdrawal accounts, savings accounts, and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of similar remaining maturities to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit. The advance payments by borrowers for taxes are equal to their carrying amounts at the reporting date.

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

i)	Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit is not material at December 31, 2005, June 30, 2005 and June 30, 2004.

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)
j)	Obligations under Capital Leases
The fair value of obligations under capital leases is determined using a present value of future minimum lease payments discounted at the current interest rate at the time of lease inception.
The carrying amounts and fair values of the Company’s financial instruments consist of the following at December 31, 2005, June 30, 2005 and June 30, 2004:

	December 31, 2005
	Carrying	Fair
	amount	value
Cash and cash equivalents	$16,498	16,498
Securities	121,955	121,955
Loans receivable	1,300,768	1,289,777
FHLB stock	14,406	14,406
Cash surrender value of life insurance	22,792	22,792
Accrued interest receivable	1,558	1,558
Deposits	1,045,593	1,035,048
Advance payments by borrowers for taxes	181	181
FHLB advances	201,212	200,146
Accrued interest payable	3,039	3,039
Obligations under capital leases	3,403	3,403
Commitments to extend credit	—	—
Stand-by letters of credit	10	10

	June 30,
	2005		2004
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$20,467	20,467	19,392	19,392
Mortgage-related securities	53,445	53,445	77,819	77,819
Debt securities	30,546	30,546	21,730	21,730
Loans receivable	1,213,561	1,290,428	1,063,594	1,062,688
FHLB stock	14,097	14,097	13,321	13,321
Cash surrender value of life insurance	22,078	22,078	20,981	20,981
Accrued interest receivable	1,145	1,145	916	916
Deposits	1,128,791	1,121,833	1,035,588	1,041,135
Advance payments by borrowers for taxes	15,821	15,821	14,446	14,446
FHLB advances	93,162	93,162	60,000	60,000
Accrued interest payable	2,974	2,974	1,705	1,705
Obligations under capital leases	3,416	3,416	—	—
Commitments to extend credit	—	—	—	—
Stand-by letters of credit	9	9	15	15

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)
13)	Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares. At December 31, 2005, 76,150 shares of the Employee Stock Purchase Plan have been committed to be released to Plan participants and are considered outstanding for both common and dilutive earnings per share. The calculation of earnings per share for the period subsequent to the reorganization reflect the actual net loss and weighted average shares outstanding from the period October 5, 2005 through December 31, 2005. No earnings per share are reflected for periods prior to October 4, 2005, as there were no shares outstanding prior to the reorganization.

Presented below are the calculations for basic and diluted loss per share.

Net loss (for the period October 5, 2005 through December 31, 2005)	$(709)

Weighted average shares outstanding	33,135
Effect of dilutive potential common shares	—

Diluted weighted average shares outstanding	33,135

Basic loss per share	$(0.02)

Diluted loss per share	$(0.02)

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)
14)	Condensed Parent Company Only Statements
Statement of Financial Condition

December 31,
2005
Assets
Cash and cash equivalents	$41,311
Investment in subsidiaries	180,554
Receivable from ESOP	8,637
Deferred tax asset	1,564
Income tax benefit receivable	617
Other assets	1

Total Assets	$232,684

Liabilities and shareholders’ equity
Liabilities:
Due to subsidiaries	$785
Other liabilities	203

988

Shareholders’ equity
Preferred Stock (par value $.01 per share, authorized 20,000,000 shares, no shares issued	—
Common Stock (par value $.01 per share, authorized 200,000,000 shares, 33,723,750 shares issued, 33,038,385 shares outstanding)	337
Additional paid-in-capital	103,859
Retained earnings	136,756
Unearned ESOP shares	(7,685)
Accumulated other comprehensive loss (net of taxes)	(1,571)

Total shareholders’ equity	231,696

Total liabilities and shareholders’ equity	$232,684

Statement of Operations

For the period
October 5, 2005 through
December 31, 2005
Interest income	$97
Equity in earnings of subsidiaries*	2,965

Total income	3,062

Charitable contribution	5,564
Other expense	38

Total expense	5,602

Loss before income tax benefit	(2,540)

Income tax benefit	(1,831)

Net loss	$(709)

*	Equity in earnings of subsidiaries is for the period from October 5, 2005 through December 31, 2005, the period for which Wauwatosa Holdings, Inc owned the Bank and its subsidiaries.

WAUWATOSA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and June 30, 2005 and 2004
(Dollars in thousands, except per share amounts)
Statement of Cash Flows

For the period
October 5, 2005 through
December 31, 2005
Cash flows from operating activities	$
Net loss	(709)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(1,564)
Charitable contribution of common stock	5,565
Equity in earnings of subsidiaries*	(2,965)
Change in other operating activities and liabilities	370

Net cash used in operating actitivies	697

Cash flows from investing activities:
Investment of proceeds in subsidiary	(49,380)

Cash flows from financing activities:
Net proceeds from sale of common stock	98,731
Capitalization of Lamplighter, MHC	(100)
Extension of loan to ESOP	(8,637)

Net cash provided by financing activities	89,994

Net increase in cash	41,311
Cash and cash equivalents at beginning of year	—

Cash and cash equivalents at end of year	$41,311

15)	Segments and Related Information

The Company is required to report each operating segment based on materiality thresholds of 10% or more of certain amounts, such as revenue. Additionally, the Company is required to report separate operating segments until the revenue attributable to such segments is at least 75% of total consolidated revenue. The Company provides a broad range of financial services to individuals and companies in southeastern Wisconsin. These services include demand, time, and savings products, and commercial and retail lending. While the Company’s chief decision-maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Since the Company’s business units have similar basic characteristics in the nature of the products, production processes, and type or class of customer for products or services, and do not meet materiality thresholds based on the requirements of reportable segments, these business units are considered one operating segment.

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
Item 9A. Controls and Procedures
Disclosure Controls and Procedures: Wauwatosa Holdings management, with the participation of Wauwatosa Holding’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Wauwatosa Holdings’ disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Wauwatosa Holdings’ Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Wauwatosa Holdings’ disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Wauwatosa Holdings in the reports that it files or submits under the Exchange Act.
Change in Internal Control Over Financial Reporting: There have not been any changes in Wauwatosa Holdings’ internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the final fiscal quarter of the period to which this report relates that have materially affected, or are reasonably likely to materially affect, Wauwatosa Holdings’ internal control over financial reporting.

Item 9B. Other Information.
     On March 22, 2006, the Bank entered into an Early Retirement, Resignation and Release Agreement (the “Resignation Agreement”) with Donald J. Stephens pursuant to which the Bank and Mr. Stephens have set forth the terms and conditions on which Mr. Stephens will retire from the Bank on December 31, 2006. Mr. Stephens has decided to retire and resign from the Bank for personal and family health reasons. Under the terms of the Resignation Agreement, Mr. Stephens has agreed to resign from all positions he currently holds with the Bank, the Company and their affiliates, including directorships, as of December 31, 2006. Until his resignation, Mr. Stephens will continue to perform his duties in accordance with his employment contract and will receive his current base salary and all benefits to which he is entitled as a full-time executive employee of the Bank, including consideration for a 2006 year-end bonus commensurate with prior bonuses. Following his resignation, Mr. Stephens will also receive a lump sum payment which, after the payment of all taxes on such payment, will provide him with an amount equal to the value of the automobile that the Bank provided for his use during his employment.
     In the Resignation Agreement, the parties acknowledged that Mr. Stephens’ resignation shall be treated as a “voluntary termination” under Mr. Stephens’ current employment agreement. On account of Mr. Stephens’ long-standing commitment and exemplary service to the Bank and the health circumstances under which Mr. Stephens has decided to resign only six months prior to his attaining age 62, the Bank has agreed in the Resignation Agreement that, notwithstanding the fact that Mr. Stephens will not have attained the age of 62 upon his resignation, it will pay Mr. Stephens the full retirement benefit of $170,000 per year, rather than the approximately $163,700 per year he otherwise would have been entitled to, for ten years following his resignation under the Supplemental Retirement Benefit Plan between the Bank and Mr. Stephens. No payments will be made to Mr. Stephens prior to six months following his resignation, as required by Section 409A of the Internal Revenue Code.
     Reference is made to the full text of the Resignation Agreement, which is filed as Exhibit 10.5 to this Report and is incorporated herein by reference.
     The Board anticipates that upon Mr. Stephens’ retirement, Douglas Gordon will assume Mr. Stephens’ duties. The Board also anticipates that upon Mr. Stephens’ retirement, an outside director will be elected as Chair of the Board.
     On account of the recent nature of this arrangement and the lack of time with which the Company’s Nominating Committee could seek and consider an alternative nominee for the Company’s Board of Directors, the Nominating Committee has decided to retain Mr. Stephens as a nominee for the Board of Directors at the Company’s annual meeting of shareholders to be held on May 16, 2006. If elected, Mr. Stephens will serve as a Director of the Company until his resignation on December 31, 2006, at which point the Board of Directors of the Company, pursuant to authority in the Company’s Bylaws, will either fill the vacancy on the Board created by Mr. Stephens’ resignation or leave the directorship unfilled until the next annual meeting of shareholders.

Part III
Item 10. Directors and Executive Officers of the Registrant
The information in the Company’s definitive Proxy Statement, prepared for the 2006 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the caption “Election of Directors” and compliance with Section 16 reporting requirements under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and information concerning executive officers of the Company under the caption “Executive Officers of Wauwatosa Holdings” in Part I hereof is incorporated herein by reference.
Item 11. Executive Compensation
The information in the Company’s definitive Proxy Statement, prepared for the 2006 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Performance Graph” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information in the Company’s definitive Proxy Statement, prepared for the 2006 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Stock Ownership of Certain Beneficial Owners” is incorporated herein by reference. At December 31, 2005, the Company had no equity compensation plans requiring tabular disclosure under this heading.
Item 13. Certain Relationships and Related Transactions
The information in the Company’s definitive Proxy Statement, prepared for the 2006 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Certain Transactions with the Company” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information in the Company’s definitive Proxy Statement, prepared for the 2006 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Independent Registered Public Accounting Firm,” is incorporated herein by reference.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Documents filed as part of the Report:
1.	and 2. Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Wauwatosa Holdings, Inc. and subsidiaries are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:
Consolidated Statements of Financial Condition – December 31, 2005 and June 30, 2005 and 2004.
Consolidated Statements of Income – Six months ended December 31, 2005 and 2004 (Unaudited) and years ended June 30, 2005, 2004 and 2003.
Consolidated Statements of Equity – Six months ended December 31, 2005 and 2004 (Unaudited) and years ended June 30, 2005, 2004 and 2003.
Consolidated Statements of Cash Flows – Six months ended December 31, 2005 and 2004 and years ended June 30, 2005, 2004 and 2003.
Notes to Consolidated Financial Statements.
Report of KPMG LLP, Independent Registered Public Accounting Firm, on consolidated financial statements.
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on consolidated financial statements.
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

WAUWATOSA HOLDINGS, INC.
March 27, 2006

	By:	/s/ Donald J. Stephens

Donald J. Stephens Chairman and Chief Executive Officer

POWER OF ATTORNEY
     Each person whose signature appears below hereby authorizes Donald J. Stephens, Richard C. Larson, Douglas S. Gordon and Barbara J. Coutley, or any of them, as attorneys-in-fact with full power of substitution, to execute in the name and on behalf of such person, individually, and in each capacity stated below or otherwise, and to file, any and all amendments to this report.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.*

Signature and Title

/s/ Donald J. Stephens	/s/ Thomas E. Dalum

Donald J. Stephens, Chairman, Chief Executive Officer and Director (Principal Executive Officer)	Thomas E. Dalum, Director

/s/ Douglas S. Gordon	/s/ Michael L. Hansen

Douglas S, Gordon, President, Chief Operating	Michael L. Hansen, Director
Officer and Director

/s/ Barbara J. Coutley	/s/ Patrick S. Lawton

Barbara J. Coutley, Senior Vice President	Patrick S. Lawton, Director
Secretary and Director

/s/ Richard C. Larson	/s/ Stephen J. Schmidt

Richard C. Larson, Chief Financial Officer	Stephen J. Schmidt, Director
(Principal Financial and Accounting Officer)

•	Each of the above signatures is affixed as of March 27, 2006.

WAUWATOSA HOLDINGS, INC.
( “Wauwatosa Holdings” or the “Company”)**
Commission File No. 000-51507
EXHIBIT INDEX TO 2005 REPORT ON FORM 10-K
The following exhibits are filed with, or incorporated by reference in, this Transition Report on Form 10-K for the six-month period ended December 31, 2005:

		Incorporated Herein	Filed
Exhibit	Description	By Reference To	Herewith
2.1	Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company of Wauwatosa Savings Bank (the “Bank”), as adopted on May 17,2005 and amended on June 3, 2005 (the “Plan”)	Exhibit 2.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-125715 (the “2005 S-1”)

3.1	Proposed Articles of Incorporation of the Company	Exhibit 3.1 to 2005 S-1

3.2	Proposed Bylaws of the Company	Exhibit 3.1 to 2005 S-1

10.1*	Wauwatosa Savings Bank Employee Stock Ownership Plan and Trust	Exhibit 10.1 to 2005 S-1

10.2*	Supplemental Retirement Benefit Plan between the Bank and Donald J. Stephens	Exhibit 10.2 to 2005 S-1

10.3*	Form of Employment Agreement between the Bank and Donald J. Stephens	Exhibit 10.3 to 2005 S-1

10.4*	Employment Agreement between the Bank and Douglas S. Gordon	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2005

10.5*	Early Retirement, Resignation and Release Agreement between the Bank and Donald J. Stephens		X

11.1	Statement re: Computation of Per Share Earnings	See Note 13 in Part II Item 8

16.1	Letter from Ernst & Young LLP	Exhibit 16.1 to 2005 S-1

21.1	List of Subsidiaries		X

24.1	Powers of Attorney	Signature Page

EI-1

		Incorporated Herein	Filed
Exhibit	Description	By Reference To	Herewith
31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chairman and Chief Executive Officer of Wauwatosa Holdings		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Wauwatosa Holdings		X

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chairman and Chief Executive Officer of Wauwatosa Holdings		X

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Wauwatosa Holdings		X

*	Designates management or compensatory agreements, plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.

EI-2