Form 10-Q
period 2006-03-31
Wauwatosa Holdings, Inc.
filed 2006-05-02
CIK 1329517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 000-51507
WAUWATOSA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	20-3598485 (IRS Employer Identification No.)
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 33,063,006 shares, at April 28, 2006.

WAUWATOSA HOLDINGS, INC.
10-Q INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item l. Financial Statements
Consolidated Statements of Financial Condition as of March 31, 2006 (unaudited) and December 31, 2005	3
Consolidated Statements of Income for the three months ended March 31, 2006 and 2005 (unaudited)	4
Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2006 and 2005 (unaudited)	5
Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)	6
Notes to Consolidated Financial Statements	7-14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-30
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31-32
Item 4. Controls and Procedures	33
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 6. Exhibits	34
Signatures	35
Certification
Certification
Certification
Certification
Certification of the CEO
Certification of the CFO
Certification of the CEO
Certification of the CFO

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
	2006	2005
	(In Thousands, except share data)
Assets
Cash	$12,529	8,761
Federal funds sold	8,998	5,388
Short-term investments	1,715	2,349

Cash and cash equivalents	23,242	16,498
Securities available-for-sale (at fair value)	118,736	121,955
Loans receivable	1,345,193	1,306,018
Less: Allowance for loan losses	5,418	5,250

Loans receivable, net	1,339,775	1,300,768
Office properties and equipment, net	27,417	25,022
Federal Home Loan Bank stock, at cost	14,406	14,406
Cash surrender value of life insurance	22,949	22,792
Prepaid expenses and other assets	11,138	9,768

Total assets	$1,557,663	1,511,209

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$71,040	82,290
Money market and savings deposits	56,055	33,565
Time deposits	953,129	929,738

Total deposits	1,080,224	1,045,593
Federal Home Loan Bank advances short-term	36,209	87,209
Federal Home Loan Bank advances long-term	182,003	114,003
Advance payments by borrowers for taxes	8,303	181
Other liabilities	16,555	32,527

Total liabilities	1,323,294	1,279,513
Shareholders’ equity:
Preferred stock (par value $.01 per share, authorized 20,000,000 shares, no shares issued)	—	—
Common stock (par value $.01 per share, authorized 200,000,000 shares, 33,723,750 shares issued, 33,057,164 shares outstanding)	337	337
Additional paid-in-capital	103,881	103,859
Accumulated other comprehensive loss (net of taxes)	(1,840)	(1,571)
Retained earnings	139,462	136,756
Unearned ESOP shares	(7,471)	(7,685)
Total shareholders’ equity	234,369	231,696

Total liabilities and shareholders’ equity	$1,557,663	1,511,209

See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended March 31,
	2006	2005
	(In Thousands, except share data)
Interest income:
Loans	$20,206	17,313
Mortgage-related securities	1,063	551
Debt securities, federal funds sold and short-term investments	588	538

Total interest income	21,857	18,402

Interest expense:
Deposits	9,334	8,229
Borrowings	2,463	770

Total interest expense	11,797	8,999

Net interest income	10,060	9,403
Provision for loan losses	307	901

Net interest income after provision for loan losses	9,753	8,502

Noninterest income:
Service charges on loans and deposits	485	384
Increase in cash surrender value of life insurance	157	67
Gain on sale of securities	—	60
Loan brokerage fees	339	—
Other	212	71

Total noninterest income	1,193	582

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,863	2,836
Occupancy, office furniture, and equipment	962	910
Advertising	285	155
Data processing	375	286
Charitable contributions	—	187
Communications	161	149
Professional fees	178	211
Other	832	698

Total noninterest expenses	6,656	5,432

Income before income taxes	4,290	3,652
Income taxes	1,584	3,062

Net income	$2,706	590

Earnings per share:
Basic	0.08	N/A
Diluted	0.08	N/A
Weighted average shares outstanding:
Basic	33,047,880	N/A
Diluted	33,047,880	N/A
See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated
	Common		Additional		Unearned	Other
	Stock		Paid-In	Retained	ESOP	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands)
Balances at December 31, 2004	—	$—	—	130,713	—	(390)	130,323

Comprehensive income:

Net income	—	—	—	590	—	—	590

Other comprehensive income:

Net unrealized holding gains (losses) on available for sale securities arising during the period, net of taxes $434	—	—	—	—	—	(841)	(841)

Total comprehensive income (loss)							(251)

Balances at March 31, 2005	—	$—	—	131,303	—	(1,231)	130,072

Balances at December 31, 2005	33,724	$337	103,859	136,756	(7,685)	(1,571)	231,696

Comprehensive income:

Net income	—	—	—	2,706	—	—	2,706

Other comprehensive income:

Net unrealized holding gains (losses) on available for sale securities arising during the period, net of taxes $146	—	—	—	—	—	(269)	(269)

Total comprehensive income							2,437
ESOP shares committed to be released to Plan participants	—	—	22	—	214	—	236

Balances at March 31, 2006	33,724	$337	103,881	139,462	(7,471)	(1,840)	234,369

See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income	$2,706	590
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	307	901
Provision for depreciation	551	481
Deferred income taxes	(223)	(1,718)
Net amortization of premium on debt and mortgage-related securities	(10)	61
Amortization of unearned ESOP shares	214	—
Increase in accrued interest receivable	(152)	(221)
Increase in cash surrender value of life insurance	(157)	(144)
Increase in accrued interest on deposits	341	85
Increase (decrease) in other liabilities	(241)	702
FHLB stock dividends	—	(188)
Gain on sale of securities	—	(60)
Gain on sale of office properties and equipment	(116)	(16)
Other	(380)	442

Net cash provided by operating activities	2,840	915

Investing activities:
Principal repayments on mortgage-related securities	3,592	3,147
Net increase in loans receivable	(39,928)	(32,259)
Net purchases of office properties and equipment	(591)	(407)
Purchase of land	(2,114)	—
Purchase of Waterstone Mortgage Corporation	(1,082)	—
Proceeds from sales of foreclosed properties	425	155

Net cash used by investing activities	(39,698)	(29,364)

Financing activities:
Net increase in deposits	34,631	3,324
Net change in short-term FHLB advances	(51,000)	(2,000)
Proceeds from long-term FHLB advances	68,000	36,507
Net decrease in advance payments by borrowers for taxes	(8,029)	(4,435)

Net cash provided by financing activities	43,602	33,396

Increase in cash and cash equivalents	6,744	4,947
Cash and cash equivalents at beginning of period	16,498	13,570

Cash and cash equivalents at end of period	$23,242	18,517

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$210	55
Interest payments	11,456	8,859
Noncash investing activities:
Loans receivable transferred to foreclosed properties	620	277
Capital leases originated	—	3,423
Non Cash financing activities:
Long-term FHLB advances reclassified to short-term	7,000	35,000
See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
The consolidated financial statements include the accounts of Wauwatosa Holdings, Inc. (the “Company”) and the Company’s subsidiaries.
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals ) necessary to present fairly the financial position, results of operations, changes in shareholders’ equity, and cash flows of the Company for the periods presented.
The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with the Wauwatosa Holdings, Inc. December 31, 2005 Transition Report on Form 10-K. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
Note 2 — Reclassifications
Certain items in the prior period consolidated financial statements have been reclassified to conform with the March 31, 2006 presentation.

Note 3 — Securities Available-for-Sale
The amortized cost and fair values of the Company’s investment in securities follow:

	March 31, 2006
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$17,050	2	(418)	16,634
Collateralized mortgage obligations	72,886	—	(1,839)	71,047

Mortgage-related securities	89,936	2	(2,257)	87,681
Government agency bonds	26,576	—	(692)	25,884
Municipals	4,278	160	(22)	4,416

Debt securities	30,854	160	(714)	30,300

Other securities	776	—	(21)	755

	$121,566	162	(2,992)	118,736

	December 31, 2005
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$17,478	3	(340)	17,141
Collateralized mortgage obligations	76,037	—	(1,600)	74,437

Mortgage-related securities	93,515	3	(1,940)	91,578
Government agency bonds	26,577	—	(627)	25,950
Municipals	4,278	176	(27)	4,427

Debt securities	30,855	176	(654)	30,377

	$124,370	179	(2,594)	121,955

The amortized cost and fair values of investment securities by contractual maturity at March 31, 2006, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Due within one year	$—	$—
Due after one year through five years	26,826	26,134
Due after five years through ten years	855	842
Due after ten years	3,423	3,574
Mutual funds	526	505
Mortgage-related securities	89,936	87,681

	$121,566	$118,736

Gross unrealized losses on securities available-for-sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	March 31, 2006
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Government agency bonds	$4,377	(90)	21,506	(602)	25,883	(692)
Municipals	1,333	(22)	—	—	1,333	(22)
Mortgage-related securities	47,194	(674)	40,237	(1,583)	87,431	(2,257)
Other securities	756	(21)	—	—	756	(21)

	$53,660	(807)	61,743	(2,185)	115,403	(2,992)

The unrealized losses reported for government agency bonds and mortgage-related securities relate exclusively to debt securities issued by government agencies such as the Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC). The unrealized loss reported for other securities relates to a mutual fund with mortgage-related investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these securities until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. There are nine and eighteen individual securities at March 31, 2006 that comprise the government agency bonds and mortgage-related securities, respectively, which have been in an unrealized loss position for twelve months or longer.

Note 4 — Loans Receivable
Loans receivable are summarized as follows:

	March 31,	December 31,
	2006	2005
	(In Thousands)
Mortgage loans:
Residential real estate:
Single family	$475,379	469,395
Two- to four-family	259,724	256,270
Over four-family	464,357	443,528
Construction	175,042	165,516
Commercial real estate	33,549	34,543
Land	27,277	23,685
Credit cards	121	126
Other	20	33

	1,435,469	1,393,096

Less:
Undisbursed loan proceeds	85,796	82,712
Unearned loan fees	4,480	4,366

	$1,345,193	1,306,018

Real estate collateralizing the Company’s first mortgage loans is located in the Company’s general lending area of metropolitan Milwaukee.
A summary of the activity in the allowance for loan loss follows:

	For the three months ended
	March 31,
	2006	2005
	(In Thousands)
Balance at beginning of period	$5,250	3,737
Provision for loan losses	307	901
Charge-offs	(139)	(5)
Recoveries	—	—

Balance at end of period	$5,418	4,633

Percentage of allowance to gross loans	0.40%	0.33%

Note 5 — Deposits
A summary of the contractual maturities of certificate accounts at March 31, 2006 is as follows:

(In Thousands)
Within one year	$636,166
One to two years	207,026
Two to three years	56,112
Three to four years	30,661
Four through five years	23,129
After five years	35
$953,129

Note 6 — FHLB Advances
FHLB advances consist of the following:

	March 31,	December 31,
	2006	2005
	(In Thousands)
Federal Home Loan Bank (FHLB) advances:
Short-term FHLB advances:
FHLB advance, 4.41%, due January 2006	$—	23,000
FHLB advance, 2.62%, due January 2006	—	25,000
FHLB advance, 2.21%, due January 2006	—	10,000
FHLB advance, 3.26%, due July 2006	11,777	11,777
FHLB advance, 2.83%, due September 2006	2,432	2,432
FHLB advance, 4.49%, due October 2006	15,000	15,000
FHLB advance, 3.56%, due February 2007	7,000	—

Total short-term FHLB advances	36,209	87,209
Long-term FHLB advances:
FHLB advance, 3.56%, due February 2007	—	7,000
FHLB advance, 3.17%, due August 2007	5,408	5,408
FHLB advance, 3.19%, due September 2007	4,123	4,123
FHLB advance, 3.09%, due October 2007	4,693	4,693
FHLB advance, 4.56%, due October 2007	10,000	10,000
FHLB advance, 4.73%, due December 2007	10,000	10,000
FHLB advance, 3.67%, due January 2008	6,819	6,819
FHLB advance, 3.63%, due January 2008	3,074	3,074
FHLB advance, 3.80%, due February 2008	7,836	7,836
FHLB advance, 3.58%, due August 2008	5,000	5,000
FHLB advance, 4.78%, due November 2008	9,150	9,150
FHLB advance, 4.69%, due November 2008	8,900	8,900
FHLB advance, 4.76%, due December 2008	7,000	7,000
FHLB advance, 4.72%, due October 2010	25,000	25,000
FHLB advance, 4.47%, due February 2011	25,000	—
FHLB advance, 4.01%, due January 2016	50,000	—

Total long-term FHLB advances	182,003	114,003

Total FHLB advances	$218,212	201,212

Note 7 — Financial Instruments with Off-Balance Sheet Risk
Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk are as follows:

	March 31,	December 31,
	2006	2005
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under first mortgage loans	$49,807	43,375
Commitments to extend credit under home equity lines of credit	19,834	31,809
Standby letters of credit	1,580	1,576
Note 8 — Earnings per share
Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares. At March 31, 2006, 94,927 shares of the Wauwatosa Savings Bank Employee Stock Ownership Plan have been committed to be released to Plan participants and are considered outstanding for both common and dilutive earnings per share. No earnings per share are reflected for periods prior to October 4, 2005, as there were no shares outstanding prior to the reorganization that occurred on that date.
Presented below are the calculations for basic and diluted earnings per share for the three months ended March 31, 2006.

(In Thousands)
Net income	$2,706

Weighted average shares outstanding	33,048
Effect of dilutive potential common shares	—

Diluted weighted average shares outstanding	33,048

Basic earnings per share	$0.08

Diluted earnings per share	$0.08

Note 9 — Recent Accounting Developments
In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS 156 maintains the requirement set forth under SFAS 140 that all separately recognized servicing assets and servicing liabilities are to be initially measured at fair value, if practicable. In regards to subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, SFAS 156 amends SFAS 140 to allow for either an amortization method or a fair value measurement method. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 156 will have an impact on its results of operations, financial position, or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statements Regarding Forward-Looking Information
This report contains or incorporates by reference various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “objective” and similar expressions and verbs in the future tense, are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:
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
See also the factors referred to in reports filed by Wauwatosa Holdings, Inc. with the Securities and Exchange Commission (particularly those under the caption “Risk Factors” in Item 1A of the Wauwatosa Holdings, Inc. 2005 Transition Report on Form 10-K).
Overview
Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of residential loans, construction loans and debt and mortgage-related securities and the interest we pay on our interest-bearing liabilities, consisting primarily of time deposits and borrowings from the Federal Home Loan Bank of Chicago. Wauwatosa Savings is a mortgage lender with mortgage loans comprising 99.9% of total loans receivable on March 31, 2006. Further, 83.6% of loans receivable are residential mortgage loans and 32.3% of loans receivable are over four-family residential mortgage loans on March 31, 2006. Wauwatosa Savings funds loan production primarily with retail deposits. On March 31, 2006, 88.2% of total deposits were time deposits also known as certificates of deposit. Wauwatosa Savings uses borrowings from the Federal Home Loan Bank of Chicago as a secondary source of funding. Federal Home Loan Bank advances outstanding on March 31, 2006 totaled $218.2 million or 20.2% of total deposits.
Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of service charges and loan brokerage fees. Noninterest expense currently consists primarily of compensation and employee benefits and occupancy expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities.
On February 9, 2006, the Company, through its bank subsidiary, completed the acquisition of Waterstone Mortgage Corporation (“Waterstone”). Waterstone is a mortgage broker with offices in Pewaukee, Madison, Sheboygan and Lake Geneva, Wisconsin and Livonia, Michigan. Waterstone offers real estate mortgage options that are currently not being offered by Wauwatosa Savings Bank. Revenue generated through Waterstone’s mortgage brokerage activities is included in the Consolidated Statements of Income contained in this report under the caption “Loan brokerage fees.”
The following discussion and analysis is presented to assist in the understanding and evaluation of the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the results of operations for the three-month periods ended March 31, 2006 and 2005 and the financial condition as of March 31, 2006 compared to the financial condition as of December 31, 2005.
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
Wauwatosa Savings has an investment subsidiary operating in Nevada. The income earned by that corporation is not subject to tax in Wisconsin nor has any such tax been paid. An accrued liability has been recorded pursuant to the Statement of Financial Accounting Standards Board No. 5 because the Wisconsin Department of Revenue has generally indicated that it may assess franchise taxes on the income of such out of state subsidiaries. The Company has accrued an estimated liability, as of March 31, 2006, of $2.5 million net of the federal deferred tax benefit. The Company will continue to accrue state income tax on certain Nevada subsidiary earnings until such time as this issue is resolved.
Management believes its tax policies and practices are critical because the determination of the tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We have no plans to change the tax recognition methodology in the future. If our estimated current and deferred tax assets and liabilities and any related estimated valuation allowance are too high or too low, they will affect our future net income in the period that the new information enabling us to better evaluate our estimates of income tax assets and liabilities becomes available.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005
General — Net income totaled $2.7 million for the quarter ended March 31, 2006 as compared to $590,000 for the quarter ended March 31, 2005. The increase was primarily the result of a decrease in the effective income tax rate to 36.9% for 2006 versus 83.8% for 2005. The 2005 effective tax rate was abnormally high as a result of an accrual of state income taxes recorded in 2005 attributable to an ongoing dispute with the Wisconsin Department of Revenue. Wauwatosa Savings has an investment subsidiary operating in Nevada. The income earned by that corporation is not subject to tax in Wisconsin nor has any such tax been paid. During the quarter ended March 31, 2005, an accrued liability of $2.0 million was established because the Wisconsin Department of Revenue has generally indicated that it may assess franchise taxes on some of the income of such out of state subsidiaries. As of March 31, 2006, the Company has accrued an estimated liability of $2.5 million net of the federal deferred tax benefit of $1.4 million.
Total Interest Income — Total interest income increased $3.5 million, or 18.8%, to $21.9 million in the first quarter of 2006 as compared to $18.4 million for the same period in 2005. Interest income on loans increased $2.9 million, or 16.7%, to $20.2 million in the first quarter of 2006 as compared to $17.3 million for the first quarter of 2005. The increase resulted from an increase in average loan balance of $165.0 million, or 14.2%, to $1.33 billion during the three-month period ended March 31, 2006 from $1.16 billion during the comparable period in 2005. The increase in volume was compounded by a 13 basis point increase in the average yield on loans to 6.18% for the three-month period ended March 31, 2006 from 6.05% for the comparable period in 2005. The remaining increase in overall interest income was primarily due to the increase in the average balance of mortgage-related securities of $32.3 million, or 35.7%, to $122.7 million during the three-month period ended March 31, 2006 from $90.4 million during the comparable period ended in 2005.
Total Interest Expense — Total interest expense increased by $2.8 million, or 31.1%, to $11.8 million in the first quarter of 2006 from $9.0 million in the first quarter of 2005. This increase was the result of an increase in both the rate paid on deposits and borrowings and an increase in average deposits and borrowings outstanding.
Interest expense on deposits increased $1.1 million, or 13.4%, to $9.3 million in the first quarter of 2006 from $8.2 million during the comparable period in 2005 as a result of an increase in the cost of deposits, partially offset by a decrease in average deposits outstanding. The cost of total average deposits increased by 50 basis points to 3.61% for the quarter ended March 31, 2006 verses 3.11% for the quarter ended March 31, 2005. As market interest rates increased (in particular short-term interest rates) and deposit rates offered by competitors increased, it was necessary to increase the interest rates we offered on deposits to retain and attract new deposits, thereby increasing our cost of deposits.
Interest expense on borrowings increased $1.7 million, or 219.7%, to $2.5 million in the first quarter of 2006 from $770,000 during the comparable period in 2005. This increase was the result of increased average borrowings outstanding plus an increase in the related weighted average interest rate. The cost of advances from the Federal Home Loan Bank and of federal funds purchased increased 116 basis points to 4.25% for the period ended March 31, 2006 verses 3.09% for the period ended March 31, 2005.
Net Interest Income — Net interest income increased $657,000, or 7.0%, in the first quarter of 2006 as compared to the same period in 2005. The increase resulted from an increase in net average earning assets of $96.7 million, or 101.5%, to $192.0 million for the quarter ended March 31, 2006 from $95.3 million from the comparable period in 2005. The increase in average earning assets was partially offset by a 49 basis point decrease in the net interest rate spread to 2.28% for the quarter ended March 31, 2006 from 2.77% for the comparable period in 2005. The 49 basis point decrease in the net interest rate spread resulted from a 63 basis point increase in the cost of interest bearing liabilities, which was partially offset by a 14 basis point increase in the yield on interest earning assets. Consistent with industry trends, the Company has experienced net interest margin compression as the yield curve continues to flatten.
Provision for Loan Losses — Provision for loan losses decreased $594,000, or 65.9%, to $307,000 for the first quarter of 2006 from $901,000 during the comparable period in 2005. The provision for loan losses recorded during the first quarter of fiscal 2005 was reflective of both an increase in the overall balance of the loan portfolio as well as a significant and sustained increase in classified assets during a number of quarters prior to and including the quarter ended March 31, 2005. The level of classified assets, as well as the level of a number of other key indicators utilized by management during its assessment of the adequacy of the overall allowance for loan losses, have remained consistent during the quarter ended March 31, 2006. Thus the provision for loan losses recorded during the quarter ended March 31, 2006 is generally reflective of the overall growth in the loan portfolio. The allowance for loan losses totaled $5.4 million, or 0.40% of total loans at March 31, 2006, compared to $5.3 million, or 0.40% of total loans at December 31, 2005.
Noninterest Income — Total noninterest income increased $611,000, or 105.0%, to $1.2 million in the first quarter of 2006 from $582,000 during the comparable period in 2005. The increase is primarily the result of loan brokerage fees. The $339,000 increase in loan brokerage fees earned during the quarter ended March 31, 2006 was a result of the Company’s purchase of a mortgage brokerage company during the quarter. On February 9, 2006, Wauwatosa Savings acquired Waterstone. The $339,000 of loan brokerage fees reflects fees earned by Waterstone on the loans brokered from the date of acquisition through March 31, 2006. There was no comparable income earned during the first quarter of 2005. The increase in other noninterest income of $141,000, or 198.6%, to $212,000 in the first quarter of 2006 from $71,000 during the comparable period in 2005 was primarily attributable to a $116,000 gain realized on the sale of other real estate owned during the first quarter of 2006. During the comparable period of 2005, gains realized on the sale of real estate owned totaled $16,000.
Noninterest Expense — Total noninterest expense increased $1.2 million, or 22.5%, to $6.7 million in the first quarter of 2006 from $5.4 million during the comparable period in 2005. The increase was primarily the result of increases in compensation, payroll taxes and employee benefits and advertising.

Compensation, payroll taxes and other employee benefit expense increased $1.1 million, or 36.2%, to $3.9 million in the first quarter of 2006 from $2.8 million during the comparable period in 2005. Wauwatosa Savings salary and payroll taxes increased by $523,000, as a result of a 20% increase in the overall level of full time equivalent staff members. Compensation expense related to the ESOP Plan totaled $236,000 during the first quarter of 2006. There was no comparable expense during the first quarter of 2005, as the ESOP Plan did not exist until the fourth quarter of 2005. Compensation expense related to Waterstone totaled $261,000 during the first quarter of 2006. There was no comparable expense during the first quarter of 2005.
Income Taxes — The effective tax rate for the first quarter of 2006 was 36.9% as compared to 83.8% for the first quarter of 2005. The 2005 effective tax rate was abnormally high as a result of an accrual of state income taxes recorded in 2005 attributable to an ongoing dispute with the Wisconsin Department of Revenue. Wauwatosa Savings has an investment subsidiary operating in Nevada. The income earned by that corporation is not subject to tax in Wisconsin nor has any such tax been paid. During the quarter ended March 31, 2005, an accrued liability of $2.0 million was established because the Wisconsin Department of Revenue has generally indicated that it may assess franchise taxes on some of the income of such out of state subsidiaries. The Company has accrued an estimated liability, as of March 31, 2006, of $2.5 million net of the federal deferred tax benefit of $1.4 million.
Net Income — As a result of the foregoing factors, net income for the three months ended March 31, 2006 increased $2.1 million, or 358.6%, to $2.7 million, from $590,000 during the comparable period in 2005.
Comparison of Financial Condition at March 31, 2006 and December 31, 2005
Total Assets — Total assets increased by $46.5 million, or 3.1%, to $1.6 billion at March 31, 2006 from $1.5 billion at December 31, 2005. The increase in total assets resulted primarily from continued growth of the loan portfolio.
Loans Receivable — Loans receivable increased $39.2 million, or 3.0%, to $1.35 billion at March 31, 2006 from $1.3 billion at December 31, 2005, primarily as a result of an increase in residential mortgage loans. Of the total increase in loans receivable, $30.3 million, or 77.3% was attributable to residential mortgage loans, of which $20.8 million was secured by over four-family residential properties and $6.0 million was secured by single family residential properties. An additional $9.5 million of the overall increase in loans receivable was attributable to residential construction loans.

The following table shows loan origination, purchasing and principal repayment activity during the periods indicated.

	As of or for the	As of or for the
	Three Months Ended	Six Months Ended
	March 31, 2006	December 31, 2005
	(In Thousands)
Total loans at beginning of period	$1,393,096	1,299,812
Real estate loans originated:
Residential (1)
Single family	21,130	81,397
Two- to four-family	19,072	52,030
Over four-family	40,713	95,734
Construction	11,718	43,865
Commercial	2,017	2,658
Land	5,015	10,451

Total loans originated	99,665	286,135
Other loans — net activity	(18)	(43)
Principal repayments	(57,274)	(192,808)

Net loan activity	42,373	93,284

Total loans at end of period	$1,435,469	1,393,096

(1)	Residential mortgage loans include home equity loans and home equity lines of credit.
Office Properties and Equipment — Office properties and equipment increased $2.4 million, or 9.6%, to $27.4 million at March 31, 2006 from $25.0 million at December 31, 2005. The increase was attributable to the purchase of land in Franklin and Germantown, Wisconsin, totaling $2.1 million that will be utilized for future expansion of our branch network.
Deposits — Total deposits increased $34.6 million, or 3.3%, to $1.1 billion at March 31, 2006 from $1.0 billion at December 31, 2005. Increases in money market and savings deposits and time deposits, resulting from competitive product pricing, were partially offset by a decrease in demand deposits. Total money market and savings deposits increased $22.5 million, or 67.0%, to $56.1 million at March 31, 2006 from $33.6 million at December 31, 2005. Total time deposits increased $23.4 million, or 2.5%, to $953.1 million at March 31, 2006 from $929.7 million at December 31, 2005. Partially offsetting the overall increase in total deposits, demand deposits decreased $11.3 million, or 13.7%, to $71.0 million at March 31, 2006 from $82.3 million at December 31, 2005.
Borrowings — Total borrowings increased $17.0 million, or 8.4%, to $218.2 million at March 31, 2006 from $201.2 million at December 31, 2005. The increase was necessary to fund the continued growth of the loan portfolio.

Advance Payments by Borrowers for Taxes — Advance payments by borrowers for taxes and insurance increased $8.1 million to $8.3 million at March 31, 2006 from $181,000 at December 31, 2005. The increase was the result of payments received from borrowers’ for their real estate taxes and is seasonally normal, as these payments increase during the course of the calendar year until real estate tax obligations are paid out, primarily in December.
Other Liabilities — Other liabilities decreased $16.0 million, or 49.1%, to $16.6 million at March 31, 2006 from $32.5 million at December 31, 2005. The decrease, which is seasonally normal, was primarily due to a decrease in outstanding checks related to advance payments by borrowers for taxes. The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate obligations are paid out, primarily in December. The outstanding checks remain classified as an other liability until cashed. The balance of these outstanding checks was $236,000 at March 31, 2006 and $16.5 million at December 31, 2005.
Shareholders’ Equity — Shareholders’ equity increased $2.7 million, or 1.2%, to $234.4 million at March 31, 2006 from $231.7 at December 31, 2005. The increase was primarily attributable to net income for the three months ended March 31, 2006, which totaled $2.7 million.
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

	Three Months Ended March 31,
	2006				2005
	Average		Interest and		Average		Interest and
	Balance		Dividends	Yield/Cost	Balance		Dividends	Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,325,260	(1)	$20,206	6.18%	$1,160,299	(1)	$17,313	6.05%
Available for sale securities(5)	122,665		1,378	4.56	90,384		842	3.78
Other earning assets	24,209		273	4.57	17,926		247	5.57

Total interest-earning assets	1,472,134		21,857	6.02	1,268,609		18,402	5.88

Noninterest-earning assets	60,328				51,118

Total assets	$1,532,462				$1,319,727

Interest-bearing liabilities:
Demand and money market accounts	$94,138		$437	1.88	$85,580		187	0.89
Savings accounts	21,128		26	0.50	23,702		29	0.50
Certificates of deposit	932,092		8,868	3.86	963,071		8,010	3.37

Total interest-bearing deposits	1,047,358		9,331	3.61	1,072,353		8,226	3.11
Advances from the Federal Home Loan Bank	224,974		2,360	4.25	96,218		732	3.09
Other interest bearing liabilities	7,785		106	5.52	4,723		41	3.52

Total interest-bearing liabilities	1,280,117		11,797	3.74	1,173,294		8,999	3.11

Noninterest-bearing liabilities	19,056				14,674

Total liabilities	1,299,173				1,187,968
Equity	233,289				131,759

Total liabilities and equity	$1,532,462				$1,319,727

Net interest income			10,060				9,403

Net interest rate spread (2)				2.28%				2.77%
Net interest-earning assets (3)	$192,017				$95,315

Net interest margin (4)			2.77%				3.01%
Average interest-earning assets to average interest-bearing liabilities			115.00%				108.12%

(1)	Includes net deferred loan fee amortization income of $197 and $179 for the three months ended March 31, 2006 and 2005, respectively.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Average balance of available for sale securities is based on amortized historical cost.

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

	Three Months Ended March 31,
	2006 vs. 2005
	Increase (Decrease)
	Due to
	Volume	Rate	Net
		(In Thousands)
Interest and dividend income:
Loans receivable(1) (2)	$2,512	381	2,893
Securities interest and income from other earning assets(3)	459	103	562

Total interest-earning assets	2,971	484	3,455

Interest expense:
Demand and Money Market accounts	17	233	250
Savings accounts	(3)	—	(3)
Certificates of deposit	(270)	1,128	858

Total interest-bearing deposits	(256)	1,361	1,105
FHLB Advances	1,486	142	1,628
Other interest-bearing liabilities	144	(79)	65

Total interest-bearing liabilities	1,374	1,424	2,798

Net change in net interest income	$1,597	(940)	657

(1)	Includes net deferred loan fee amortization income of $197 and $179 for the three months ended March 31, 2006 and 2005, respectively.

(2)	Non-accrual loans have been included in average loans receivable balance.

(3)	Average balance of available for sale securities is based on amortized historical cost.

ASSET QUALITY
The following table summarizes non-performing loans and assets:
NON-PERFORMING LOANS AND ASSETS

	At March 31,	At December 31,
	2006	2005
	(Dollars in Thousands)
Non-accrual loans:
Residential (1)
Single family	$4,122	5,654
Two- to four-family	1,356	3,386
Over four-family	3,143	6,703
Construction	1,490	760
Commercial	—	962
Land	736	600

Total non-performing loans	10,847	18,065
Real estate owned	587	215

Total non-performing assets	$11,434	18,280

Total non-performing loans to total loans	0.81%	1.38%
Total non-performing loans to total assets	0.70%	1.20%
Total non-performing assets to total assets	0.73%	1.21%

(1)	Residential mortgage loans include home equity loans and home equity lines of credit.
Total non-performing loans decreased by $7.2 million as of March 31, 2006, as compared to December 31, 2005, primarily as a result of decreased non-performing mortgage loans secured by two- to four-family and over four-family real estate. Non-performing loans secured by two- to four-family properties decreased by $2.0 million as a result of one loan that was brought current during the quarter. Non-performing loans secured by over four-family properties decreased by $3.6 million as a result of two loans that were brought current during the quarter.
A summary of the allowance for loan losses is shown below:

ALLOWANCE FOR LOAN LOSSES

	At or for the Three	At and for the Six
	Months Ended	Months Ended
	March 31, 2006	December 31, 2005
	(Dollars in Thousands)
Balance at beginning of period	$5,250	4,606
Provision for loan losses	307	1,035
Charge-offs:
Residential (1)
Single family	—	37
Two- to four-family	137	60
Over four-family	—	169
Construction	—	—
Commercial	2	102
Land	—	—
Other loans	—	23

Total charge-offs	139	391
Total recoveries	—	—

Net charge-offs	139	391

Allowance at end of year	$5,418	5,250

Ratios:
Allowance for loan losses to non-performing loans at end of period	49.95%	29.06%
Allowance for loan losses to net loans receivable at end of period	0.40%	0.40%
Net charge-offs to average loans outstanding (annualized)	0.04%	0.06%

(1) Residential loans include home equity loans and home equity lines of credit.
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
The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may or may not be correct. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, as over four-family loan portfolios increase, additional provisions would likely be added to the loan loss allowances as they carry a higher risk of loss. The dollar amount of the typical over four-family loan tends to be larger than our average single family loan and, therefore, any loss that we experience on these loans could be larger than what we have historically experienced on our single-family loans. See “Significant Accounting Policies” above for a discussion on the use of judgment in determining the amount of the allowance for loan losses.
Impact of Inflation and Changing Prices . The financial statements and accompanying notes of Wauwatosa Holdings have been prepared in accordance with the generally accepted accounting principles (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.
Liquidity and Capital Resources
We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Our liquidity ratio averaged 1.7% and 0.9% for the three months ended March 31, 2006 and 2005, respectively. The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans. We also adjust liquidity as appropriate to meet asset and liability management objectives. The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the full Asset/Liability Committee. Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators. Regulatory liquidity, as required by the Wisconsin Department of Financial Institutions, is based on current liquid assets as a percentage of the prior month’s average deposits and short-term borrowings. Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings. Wauwatosa Savings’ primary and total regulatory liquidity at March 31, 2006 was 12.9% and 4.6%, respectively.
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
A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2006 and 2005, respectively, $23.2 million and $18.5 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, Federal funds purchased and advances from the Federal Home Loan Bank of Chicago.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
During the three months ended March 31, 2006 and 2005, loan originations, net of collected principal, totaled $39.9 million and $32.0 million, respectively, reflecting net growth in our portfolio due to a continued low interest rate environment and strong housing market.
Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Deposits increased by $34.6 million for the three months ended March 31, 2006 primarily as the result of competitive pricing offered on money market and certificate accounts.
Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds. At March 31, 2006, we had $218.2 million in advances from the Federal Home Loan Bank of Chicago, of which $36.2 million was due within 12 months, and an additional available borrowing limit of $294.8 million based on collateral requirements of the Federal Home Loan Bank of Chicago. Internal policies limit borrowings to 25% of total deposits, or $270.1 million at March 31, 2006.
At March 31, 2006, we had outstanding commitments to originate loans of $49.8 million, unfunded commitments under construction loans of $85.8 million and unfunded commitments under lines of credit and standby letters of credit of $21.4 million. At March 31, 2006, certificates of deposit scheduled to mature in one year or less totaled $636.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
Regulatory Capital
The Company, as well as Wauwatosa Savings are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2006, that the Company meets all capital adequacy requirements to which it is subject.
As of March 31, 2006 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.
As a state-chartered savings bank, the Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.
The actual capital amounts and ratios for the Company and Wauwatosa Savings as of March 31, 2006 are presented in the table below:

	March 31, 2006
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Wauwatosa Holdings

Total capital (to risk-weighted assets)	$241,076	21.71%	88,820	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)	235,658	21.23%	44,410	4.00%	N/A	N/A
Tier I capital (to average assets)	235,658	15.38%	61,298	4.00%	N/A	N/A

Wauwatosa Savings
Total capital (to risk-weighted assets)	$189,611	17.76%	85,421	8.00%	106,776	10.00%
Tier I capital (to risk-weighted assets)	184,193	17.25%	42,710	4.00%	64,066	6.00%
Tier I capital (to average assets)	184,193	12.21%	60,358	4.00%	75,447	5.00%
State of Wisconsin (to total assets)(2)	184,193	12.18%	90,715	6.00%	N/A	N/A

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

(2)	State of Wisconsin regulatory capital requirements are not applicable at the bank holding company level.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
The following tables present information indicating various contractual obligations and commitments of Wauwatosa Savings as of March 31, 2006 and the respective maturity dates.

			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Deposits without a stated maturity	$127,095	127,095	—	—	—
Certificates of deposit	953,129	636,166	263,138	53,790	35
Federal Home Loan Bank advances (1)	218,212	36,209	82,003	50,000	50,000
Operating leases (2)	74	30	44	—	—
Capital lease	4,200	300	3,900	—	—
Salary continuation agreements	3,629	406	1,110	1,051	1,062

	$1,306,339	800,206	350,195	104,841	51,097

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans. Excludes interest which will accrue on the advances.

(2)	Represents non-cancelable operating leases for offices.
     The following table details the amounts and expected maturities of significant off-balance sheet commitments as of March 31, 2006.
Other Commitments

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$49,807	49,807	—	—	—
Unused portion of home equity lines of credit (2)	19,834	19,834	—	—	—
Unused portion of construction loans (3)	85,796	85,796	—	—	—
Standby letters of credit	1,571	1,532	5	—	34

Total Other Commitments	$157,008	156,969	5	—	34

General:	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.

(1)	Commitments for loans are extended to customers for up to 180 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of construction loans are available to the borrower for up to 1 year.

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
We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that had existed in recent years, we implemented the following strategies to manage our interest rate risk: (i) emphasized variable rate loans including variable rate one- to four-family, and commercial loans as well as three to five year commercial balloon loans, (ii) reducing and shortening the expected average life of the investment portfolio, and (iii) whenever possible, lengthening the term structure of our deposit base and our borrowings from the Federal Home Loan Bank of Chicago. These measures should serve to reduce the volatility of our net interest income in different interest rate environments.
Income Simulation. Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time. At least quarterly we review the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2006 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage-related assets that may in turn affect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely result in an increase to our liability sensitive position.

Percentage
Increase (Decrease) in Estimated Net
Annual Interest Income
Over 24 Months
300 basis point increase in rates	(17.07)
200 basis point increase in rates	(10.22)
100 basis point increase in rates	(4.64)
100 basis point decrease in rates	3.29
Wauwatosa Savings’ Asset/Liability policy limits projected changes in net average annual interest income to a maximum variance of (10%) to (50%) for various levels of interest rate changes measured over a 24-month period when compared to the flat rate scenario. In addition, projected changes in the capital ratio are limited to (.15%) to (1.00%) for various levels of changes in interest rates when compared to the flat rate scenario. These limits are re-evaluated on a periodic basis and may be modified, as appropriate. Because our balance sheet is liability sensitive, income is projected to decrease proportionately with increases in interest rates. At March 31, 2006, a 300 basis point immediate and instantaneous increase in interest rates had the effect of reducing forecasted net interest income by 17.07% while a 100 basis point decrease in rates had the affect of increasing net interest income by 3.29%. At March 31, 2006, a 300 basis point immediate and instantaneous increase in interest rates had the effect of reducing the forecasted return on assets by 0.27% while a 100 basis point decrease in rates had the effect of increasing the return on assets by 0.05%. At March 31, 2006, a 300 basis point immediate and instantaneous increase in interest rates had the effect of reducing the capital ratio by 0.26% while a 100 basis point decrease in rates had the effect of increasing the capital ratio by 0.05%. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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
Internal Control Over Financial Reporting : There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2006, we believe that any liability arising from the resolution of any pending legal proceedings will not be material to our financial condition or results of operations.
Item 6. Exhibits
     (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAUWATOSA HOLDINGS, INC.
(Registrant)
Date: May 1, 2006
/s/ Donald J. Stephens
Donald J. Stephens
Chairman and Chief Executive Officer
Date: May 1, 2006
/s/ Richard C. Larson
Richard C. Larson
Chief Financial Officer

EXHIBIT INDEX
WAUWATOSA HOLDINGS, INC.
Form 10-Q for Quarter Ended March 31, 2006

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