Form 10-Q
period 2006-06-30
Wauwatosa Holdings, Inc.
filed 2006-08-01
CIK 1329517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Yes ☐          No ☑
The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 33,082,617 at July 31, 2006.

WAUWATOSA HOLDINGS, INC.
10-Q INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item l. Financial Statements
Consolidated Statements of Financial Condition as of June 30, 2006 (unaudited) and December 31, 2005	3
Consolidated Statements of Income for the three and six months ended June 30, 2006 and 2005 (unaudited)	4
Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2006 and 2005 (unaudited)	6
Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 (unaudited)	7
Notes to Consolidated Financial Statements	8-15
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-38
Item 3. Quantitative and Qualitative Disclosures about Market Risk	39-41
Item 4. Controls and Procedures	42
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	43
Item 6. Exhibits	43
Signatures	44
Certification
Certification
Certification
Certification
Section 302 Certification signed by the Chairman and CEO
Section 302 Certification signed by the Chief Financial Officer
Section 906 Certification signed by the Chairman and CEO
Section 906 Certification signed by the Chief Financial Officer

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30,	December 31,
	2006	2005
	(In Thousands, except share data)
Assets
Cash	$10,788	8,761
Federal funds sold	869	5,388
Short-term investments	4,252	2,349

Cash and cash equivalents	15,909	16,498
Securities available-for-sale (at fair value)	112,577	121,955
Loans held for sale	5,566	—
Loans receivable	1,367,913	1,306,018
Less: Allowance for loan losses	5,983	5,250

Loans receivable, net	1,361,930	1,300,768
Office properties and equipment, net	31,168	25,022
Federal Home Loan Bank stock, at cost	13,366	14,406
Cash surrender value of life insurance	23,359	22,792
Prepaid expenses and other assets	11,426	9,768

Total assets	$1,575,301	1,511,209

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$67,947	82,290
Money market and savings deposits	70,319	33,565
Time deposits	930,293	929,738

Total deposits	1,068,559	1,045,593
Federal Home Loan Bank advances short-term	36,209	87,209
Federal Home Loan Bank advances long-term	202,003	114,003
Advance payments by borrowers for taxes	16,948	181
Other liabilities	16,044	32,527

Total liabilities	1,339,763	1,279,513
Shareholders’ equity:
Preferred stock (par value $.01 per share, authorized 20,000,000 shares, no shares issued)	—	—
Common stock (par value $.01 per share, authorized 200,000,000 shares, 33,723,750 shares issued, 33,057,164 shares outstanding)	337	337
Additional paid-in-capital	103,946	103,859
Accumulated other comprehensive loss (net of taxes)	(3,106)	(1,571)
Retained earnings	141,619	136,756
Unearned ESOP shares	(7,258)	(7,685)

Total shareholders’ equity	235,538	231,696

Total liabilities and shareholders’ equity	$1,575,301	1,511,209

     See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended June 30,
	2006	2005
	(In Thousands, except share data)
Interest income:
Loans	$20,795	18,191
Mortgage-related securities	1,018	525
Debt securities, federal funds sold and short-term investments	605	581

Total interest income	22,418	19,297

Interest expense:
Deposits	10,356	8,942
Borrowings	2,472	837

Total interest expense	12,828	9,779

Net interest income	9,590	9,518
Provision for loan losses	345	(25)

Net interest income after provision for loan losses	9,245	9,543

Noninterest income:
Service charges on loans and deposits	452	421
Increase in cash surrender value of life insurance	230	151
Gain on sale of securities	—	(49)
Gain on sale of loans	756	—
Other	53	148

Total noninterest income	1,491	671

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,239	2,892
Occupancy, office furniture, and equipment	1,032	858
Advertising	286	435
Data processing	418	286
Charitable contributions	—	188
Communications	161	158
Professional fees	289	186
Other	902	878

Total noninterest expenses	7,327	5,881

Income before income taxes	3,409	4,333
Income taxes	1,252	1,593

Net income	$2,157	2,740

Earnings per share:
Basic	$0.07	N/A
Diluted	0.07	N/A
Weighted average shares outstanding:
Basic	33,066,761	N/A
Diluted	33,066,761	N/A
See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Six Months Ended June 30,
	2006	2005
	(In Thousands, except share data)
Interest income:
Loans	$41,001	35,504
Mortgage-related securities	2,081	1,076
Debt securities, federal funds sold and short-term investments	1,193	1,119

Total interest income	44,275	37,699

Interest expense:
Deposits	19,690	17,172
Borrowings	4,935	1,606

Total interest expense	24,625	18,778

Net interest income	19,650	18,921
Provision for loan losses	652	875

Net interest income after provision for loan losses	18,998	18,046

Noninterest income:
Service charges on loans and deposits	937	805
Increase in cash surrender value of life insurance	387	218
Gain on sale of securities	—	12
Gain on sale of loans	1,095	—
Other	265	219

Total noninterest income	2,684	1,254

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	8,102	5,729
Occupancy, office furniture, and equipment	1,994	1,768
Advertising	571	591
Data processing	793	572
Charitable contributions	—	375
Communications	322	319
Professional fees	467	397
Other	1,734	1,563

Total noninterest expenses	13,983	11,314

Income before income taxes	7,699	7,986
Income taxes	2,836	4,656

Net income	$4,863	3,330

Earnings per share:
Basic	$0.15	N/A
Diluted	0.15	N/A
Weighted average shares outstanding:
Basic	33,057,373	N/A
Diluted	33,057,373	N/A
See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated
	Common		Additional		Unearned	Other
	Stock		Paid-In	Retained	ESOP	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands)
Balances at December 31, 2004	—	$—	—	130,713	—	(390)	130,323
Comprehensive income:
Net income	—	—	—	3,330	—	—	3,330
Other comprehensive income:
Net unrealized holding gains (losses) on available for sale securities arising during the period, net of taxes $118	—	—	—	—	—	(229)	(229)
Less reclassification adjustment for net gains on available for sale
Securities realized in net income, net of taxes of $4	—	—	—	—	—	(8)	(8)
Total comprehensive income (loss)

Balances at June 30, 2005	—	$—	—	134,043	—	(627)	133,416

Balances at December 31, 2005	33,724	$337	103,859	136,756	(7,685)	(1,571)	231,696

Comprehensive income:
Net income	—	—	—	4,863	—	—	4,863
Other comprehensive income:
Net unrealized holding gains (losses) on available for sale securities arising during the period, net of taxes $828	—	—	—	—	—	(1,535)	(1,535)
Total comprehensive income
ESOP shares committed to be released to Plan participants	—	—	87	—	427	—	514

Balances at June 30, 2006	33,724	$337	103,946	141,619	(7,258)	(3,106)	235,538

     See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income	$4,863	3,330
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	652	875
Provision for depreciation	1,142	965
Deferred income taxes	(890)	(1,521)
Net amortization of premium on debt and mortgage-related securities	23	117
Commitment of ESOP shares	513	—
Gain on sale of loans held for sale	(1,095)	—
Loans originated for sale	(27,249)	—
Proceeds from sale of loans held for sale	22,778	—
Increase in accrued interest receivable	(57)	(228)
Increase in cash surrender value of life insurance	(387)	(341)
Increase in accrued interest on deposits	596	800
Decrease in other liabilities	(888)	(48)
FHLB stock dividends	—	(376)
Gain on sale of securities	—	(12)
Gain on sale of other real estate owned	(109)	(18)
Other	53	(349)

Net cash provided by (used in) operating activities	(55)	3,194

Investing activities:
Principal repayments on mortgage-related securities	7,789	6,176
Proceeds from sales of debt securities	—	262
Net increase in loans receivable	(62,299)	(72,991)
Net purchases of office properties and equipment	(4,365)	(1,844)
Purchase and premiums on life insurance	(180)	(180)
Redemption of FHLB stock	1,040	—
Purchase of land	(2,797)	—
Purchase of Waterstone Mortgage Corporation	(1,082)	—
Proceeds from sales of foreclosed properties	891	1,329

Net cash used in investing activities	(61,003)	(67,248)

Financing activities:
Net increase in deposits	22,966	45,903
Net change in short-term FHLB advances	(51,000)	(15,000)
Proceeds from long-term FHLB advances	88,000	36,507
Net decrease in advance payments by borrowers for taxes	503	3,541

Net cash provided by financing activities	60,469	70,951

(Decrease) Increase in cash and cash equivalents	(589)	6,897
Cash and cash equivalents at beginning of period	16,498	13,570

Cash and cash equivalents at end of period	$15,909	20,467

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	$2,940	2,795
Interest payments	24,029	17,978
Noncash investing activities:
Loans receivable transferred to foreclosed properties	626	—
Capital leases originated	—	3,423
Non Cash financing activities:
Long-term FHLB advances reclassified to short-term	7,000	35,000
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
The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with the Company’s December 31, 2005 Transition Report on Form 10-K. Operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
Note 2 — Reclassifications
Certain items in the prior period consolidated financial statements have been reclassified to conform with the June 30, 2006 presentation.

Note 3 — Securities Available-for-Sale
The amortized cost and fair values of the Company’s investment in securities follow:

	June 30, 2006
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$16,546	2	(730)	15,818
Collateralized mortgage obligations	69,174	—	(3,203)	65,971

Mortgage-related securities	85,720	2	(3,933)	81,789
Government agency bonds	26,575	—	(879)	25,696
Municipals	4,278	109	(50)	4,337

Debt securities	30,853	109	(929)	30,033
Other securities	782	—	(27)	755

	$117,355	111	(4,889)	112,577

	December 31, 2005
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$17,478	3	(340)	17,141
Collateralized mortgage obligations	76,037	—	(1,600)	74,437

Mortgage-related securities	93,515	3	(1,940)	91,578
Government agency bonds	26,577	—	(627)	25,950
Municipals	4,278	176	(27)	4,427

Debt securities	30,855	176	(654)	30,377

	$124,370	179	(2,594)	121,955

The amortized cost and fair values of investment securities by contractual maturity at June 30, 2006, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Due within one year	$3,000	$2,930
Due after one year through five years	23,824	23,016
Due after five years through ten years	855	827
Due after ten years	3,424	3,510
Mutual funds	532	505
Mortgage-related securities	85,720	81,789

	$117,355	$112,577

Gross unrealized losses on securities available-for-sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	June 30, 2006
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Government agency bonds	$1,422	(44)	24,274	(835)	25,696	(879)
Municipals	1,305	(50)	—	—	1,305	(50)
Mortgage-related securities	43,733	(1,624)	37,906	(2,309)	81,639	(3,933)
Other securities	755	(27)	—	—	755	(27)

	$47,215	(1,745)	62,180	(3,144)	109,395	(4,889)

The unrealized losses reported for government agency bonds and mortgage-related securities relate exclusively to debt securities issued by government agencies such as the Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC). The unrealized loss reported for other securities relates to a mutual fund with mortgage-related investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these securities until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. There are eleven and nineteen individual securities at June 30, 2006 that comprise the government agency bonds and mortgage-related securities, respectively, which have been in an unrealized loss position for twelve months or longer.

Note 4 — Loans Receivable
Loans receivable are summarized as follows:

	June 30,	December 31,
	2006	2005
	(In Thousands)
Mortgage loans:
Residential real estate:
Single family	$476,337	469,395
Two- to four-family	260,499	256,270
Over four-family	480,988	443,528
Construction	180,020	165,516
Commercial real estate	35,286	34,543
Land	26,672	23,685
Credit cards	124	126
Other	140	33

	1,460,066	1,393,096
Less:
Undisbursed loan proceeds	87,580	82,712
Unearned loan fees	4,573	4,366

Loans Receivable	$1,367,913	1,306,018

Real estate collateralizing the Company’s first mortgage loans is located in the Company’s general lending area of metropolitan Milwaukee.
A summary of the activity in the allowance for loan loss follows:

	For the six months ended
	June 30,

	2006	2005
	(In Thousands)
Balance at beginning of period	$5,250	3,737
Provision for loan losses	652	875
Charge-offs	(144)	(7)
Recoveries	225	1

Balance at end of period	$5,983	4,606

Allowance to loans receivable	0.44%	0.38%

Note 5 — Deposits
A summary of the contractual maturities of certificate accounts at June 30, 2006 is as follows:

(In Thousands)
Within one year	$617,647
One to two years	210,890
Two to three years	54,332
Three to four years	33,307
Four through five years	14,111
After five years	6

$930,293

Note 6 — FHLB Advances
FHLB advances consist of the following:

	June 30,	December 31,
	2006	2005
	(In Thousands)
Federal Home Loan Bank (FHLB) advances:
Short-term FHLB advances:
FHLB advance, 4.41%, due January 2006	$—	23,000
FHLB advance, 2.62%, due January 2006	—	25,000
FHLB advance, 2.21%, due January 2006	—	10,000
FHLB advance, 3.26%, due July 2006	11,777	11,777
FHLB advance, 2.83%, due September 2006	2,432	2,432
FHLB advance, 4.49%, due October 2006	15,000	15,000
FHLB advance, 3.56%, due February 2007	7,000	—

Total short-term FHLB advances	36,209	87,209
Long-term FHLB advances:
FHLB advance, 3.56%, due February 2007	—	7,000
FHLB advance, 3.17%, due August 2007	5,408	5,408
FHLB advance, 3.19%, due September 2007	4,123	4,123
FHLB advance, 3.09%, due October 2007	4,693	4,693
FHLB advance, 4.56%, due October 2007	10,000	10,000
FHLB advance, 4.73%, due December 2007	10,000	10,000
FHLB advance, 3.67%, due January 2008	6,819	6,819
FHLB advance, 3.63%, due January 2008	3,074	3,074
FHLB advance, 3.80%, due February 2008	7,836	7,836
FHLB advance, 3.58%, due August 2008	5,000	5,000
FHLB advance, 4.78%, due November 2008	9,150	9,150
FHLB advance, 4.69%, due November 2008	8,900	8,900
FHLB advance, 4.76%, due December 2008	7,000	7,000
FHLB advance, 4.72%, due October 2010	25,000	25,000
FHLB advance, 4.47%, due February 2011	25,000	—
FHLB advance, 4.01%, due January 2016	50,000	—
FHLB advance, 4.48%, due May 2016	10,000	—
FHLB advance, 4.49%, due June 2016	10,000	—

Total long-term FHLB advances	202,003	114,003

Total FHLB advances	$238,212	201,212

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings at the FHLB are limited to 60% of the carrying value of unencumbered one- to four-family mortgage loans. In addition, these advances are collateralized by FHLB stock of $13,366 at June 30, 2006 and $14,406 at December 31, 2005. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance. The $25,000 advance due in February of 2011 is callable in August of 2006. The $50,000 advance due in January of 2016 is callable beginning in January of 2009 and quarterly thereafter. The $10,000 advance due in May of 2016 is callable beginning in May of 2007 and quarterly thereafter. The $10,000 advance due in June of 2016 is callable in June of 2007 and quarterly thereafter.

Note 7 — Financial Instruments with Off-Balance Sheet Risk
Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk are as follows:

	June 30,	December 31,
	2006	2005
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under first mortgage loans	$42,772	43,375
Commitments to extend credit under home equity lines of credit	34,034	31,809
Standby letters of credit	1,320	1,576
Forward commitments to sell mortgage loans of $5,566 at June 30, 2006, represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company. Commitments to sell loans expose the Company to interest rate risk if market interest rates decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale.
Note 8 — Earnings per share
Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares. At June 30, 2006, 113,913 shares of the Wauwatosa Savings Bank Employee Stock Ownership Plan have been committed to be released to Plan participants and are considered outstanding for both common and dilutive earnings per share. No earnings per share are reflected for periods prior to October 4, 2005, as there were no shares outstanding prior to the reorganization that occurred on that date.
Presented below are the calculations for basic and diluted earnings per share:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
	(In Thousands, except per share data)
Net income	$2,157	$4,863

Weighted average shares outstanding	33,067	33,057
Effect of dilutive potential common shares	—	—

Diluted weighted average shares outstanding	33,067	33,057

Basic earnings per share	$0.07	$0.15

Diluted earnings per share	$0.07	$0.15

Note 9 — Recent Accounting Developments
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of Financial Accounting Standards Boards Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating the impact of the adoption of FIN 48, with respect to its results of operations, financial position and liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statements Regarding Forward-Looking Information
This report contains or incorporates by reference various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as in oral presentations. When used in written documents or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “objective” and similar expressions and verbs in the future tense, are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:
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
See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption “Risk Factors” in Item 1A of the Company’s 2005 Transition Report on Form 10-K).
Overview
Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of residential loans, construction loans and debt and mortgage-related securities and the interest we pay on our interest-bearing liabilities, consisting primarily of time deposits and borrowings from the Federal Home Loan Bank of Chicago. The Company’s banking subsidiary, Wauwatosa Savings Bank (“Wauwatosa Savings”), is a mortgage lender with mortgage loans comprising virtually 100% of total loans receivable on June 30, 2006. Further, 83.4% of loans receivable are residential mortgage loans with over four-family loans comprising 39.5% of all residential mortgage loans on June 30, 2006. Wauwatosa Savings funds loan production primarily with retail deposits and Federal Home Loan Bank advances. On June 30, 2006, total deposits comprised 79.8% of total liabilities. Time deposits, also known as certificates of deposit, account for 87.1% of total deposits. Wauwatosa Savings borrows from the Federal Home Loan Bank of Chicago as a secondary source of funding. Federal Home Loan Bank advances outstanding on June 30, 2006 totaled $238.2 million or 17.8% of total liabilities.
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
On February 9, 2006, the Company, through its bank subsidiary, completed the acquisition of Waterstone Mortgage Corporation (“Waterstone”). Waterstone is a mortgage broker with offices in Pewaukee, Madison, Sheboygan and Lake Geneva, Wisconsin and Livonia, Michigan. Waterstone offers real estate mortgage options that are currently not being offered by Wauwatosa Savings. Revenue generated through Waterstone’s mortgage brokerage activities is included in the Consolidated Statements of Income contained in this report under the caption “Gain on sale of loans.”
The following discussion and analysis is presented to assist in the understanding and evaluation of the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the results of operations for the three and six-month periods ended June 30, 2006 and 2005 and the financial condition as of June 30, 2006 compared to the financial condition as of December 31, 2005.

Critical Accounting Policies
Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets.
Allowance for Loan Losses. Wauwatosa Savings establishes valuation allowances on loans considered impaired. A loan is considered impaired when, based on current information and events, it is probable that Wauwatosa Savings will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the net realizable value of the underlying collateral.
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

Wauwatosa Savings has an investment subsidiary operating in Nevada. The income earned by that corporation is not subject to tax in Wisconsin nor has any such tax been paid. An accrued liability has been recorded pursuant to the Statement of Financial Accounting Standards Board No. 5 because the Wisconsin Department of Revenue has generally indicated that it will assess franchise taxes on certain income of such out-of-state subsidiaries. The Company has accrued an estimated liability, as of June 30, 2006, of $2.7 million net of the federal deferred tax benefit. The Company will continue to accrue state income tax on certain Nevada subsidiary earnings until such time as this issue is resolved.
If our estimated current and deferred tax assets, liabilities or any related estimated valuation allowance are too high or too low, it will affect our future net income in the period that the new information resulting in a better estimate of income tax assets and liabilities becomes available.
Comparison of Operating Results for the Six Months Ended June 30, 2006 and 2005
General — Net income for the six months ended June 30, 2006 totaled $4.9 million, or $0.15 for both basic and diluted earnings per share. Comparatively, net income for the six months ended June 30, 2005 was $3.3 million. There was no comparable earnings per share amount for the six months ended June 30, 2005. Year-to-date 2006 results generated an annualized return on average assets of 0.65% and an annualized return on average equity of 4.15%, compared to 0.52% and 5.05%, respectively, for the comparable period in 2005. The net interest margin for the first six months of 2005 was 2.67% compared to 2.95% for the first six months of 2005. The combined $2.2 million increase in net interest income ($729,000) and other income ($1.4 million) was fully offset by a $2.7 million increase in noninterest expense. The $1.5 million (46.0%) increase in net income between the comparable six-month periods is primarily the result of a decrease in the effective tax rate from 58.3% for the six months ended June 30, 2005 to 36.8% for the six months ended June 30, 2006. Income tax expense was $1.8 million higher for the six months ended June 30, 2005 due to the initial $1.8 million accrual of estimated state tax liability net of federal deferred tax benefit related to the Wisconsin Department of Revenue general indication that it will assess franchise taxes on certain income of the Wauwatosa Savings out-of-state, investment subsidiary.
Total Interest Income — Total interest income increased $6.6 million, or 17.4%, to $44.3 million during the six months ended June 30, 2006 as compared to $37.7 million for the six months ended June 30, 2005. Interest income on loans increased $5.5 million, or 15.5%, to $41.0 million for the six months ended June 30, 2006 as compared to $35.5 million for the comparable period of 2005. The increase resulted from an increase in average loan balance of $160.8 million, or 13.6%, to $1.34 billion during the six-month period ended June 30, 2006 from $1.18 billion during the comparable period in 2005. The increase in volume was compounded by a 10 basis point increase in the average yield on loans to 6.16% for the six-month period ended June 30, 2006 from 6.06% for the comparable period in 2005. The remaining increase in overall interest income was primarily due to the increase in the average balance of investment securities of $30.8 million, or 34.9%, to $119.2 million during the six-month period ended June 30, 2006 from $88.4 million during the comparable period in 2005. The increase in volume was compounded by a 77 basis point increase in the average yield on investment securities to 4.55% for the six-month period ended June 30, 2006 from 3.78% for the comparable period in 2005.

Total Interest Expense — Total interest expense increased by $5.8 million, or 31.1%, to $24.6 million during the six months ended June 30, 2006 from $18.8 million during the six months ended June 30, 2005. This increase was the result of an increase in both the rate paid on deposits and borrowings and an increase in average borrowings outstanding.
Interest expense on deposits increased $2.5 million, or 14.7%, to $19.7 million during the six months ended June 30, 2006 from $17.2 million during the comparable period in 2005 as a result of an increase in the cost of deposits, partially offset by a decrease in average deposits outstanding. The cost of total average deposits increased by 57 basis points to 3.74% for the six-month period ended June 30, 2006 verses 3.17% for the comparable period during 2005. As market interest rates (in particular short-term interest rates) increased and deposit rates offered by competitors increased, it was necessary to increase the interest rates we offered on deposits to retain and attract new deposits, thereby increasing our cost of deposits.
Interest expense on borrowings increased $3.3 million, or 207.3%, to $4.9 million during the six months ended June 30, 2006 from $1.6 million during the comparable period in 2005. This increase was the result of increased average borrowings outstanding plus an increase in the related weighted average interest rate. The cost of advances from the Federal Home Loan Bank and of federal funds purchased increased 113 basis points to 4.24% for the six months ended June 30, 2006 verses 3.11% for the comparable period during 2005.
Net Interest Income — Net interest income increased $729,000 or 3.9%, during the six months ended June 30, 2006 as compared to the same period in 2005. The increase resulted from an increase in net average earning assets of $93.9 million, or 95.9%, to $191.7 million for the six-month period ended June 30, 2006 from $97.9 million from the comparable period in 2005. The increase in net average earning assets was offset by a 54 basis point decrease in the net interest rate spread to 2.18% for the six month period ended June 30, 2006 from 2.72% for the comparable period in 2005. The 54 basis point decrease in the net interest rate spread resulted from a 66 basis point increase in the cost of interest bearing liabilities, which was partially offset by a 12 basis point increase in the yield on interest earning assets. Consistent with industry trends, the Company has experienced net interest margin compression as the yield curve continues to flatten and even invert.
Provision for Loan Losses — Provision for loan losses decreased $223,000, or 25.5%, to $652,000 during the six months ended June 30, 2006 from $875,000 during the comparable period during 2005. The higher provision for the six months ended June 30, 2005 was the result of a significant increase in classified assets during the period. The provision for loan losses recorded during the six-month period ended June 30, 2006 was reflective of continuing increases in the overall balance of the loan portfolio, in classified assets and in delinquent loans during the period.
Noninterest Income — Total noninterest income increased $1.4 million, or 114.0%, to $2.7 million during the six months ended June 30, 2006 from $1.3 million during the comparable period in 2005. The increase is primarily the result of gain on sale of loans. The $1.1 million increase in gain on sale of loans earned during the period ended June 30, 2006 was a result of the Company’s purchase of Waterstone during the first quarter. There was no comparable income earned during the comparable period of 2005.
Noninterest Expense — Total noninterest expense increased $2.7 million, or 23.6%, to $14.0 million during the six months ended June 30, 2006 from $11.3 million during the comparable period in 2005. The increase was primarily the result of increases in compensation, payroll taxes and other employee benefits. Waterstone accounted for $1.2 million, or 44.4%, of the $2.7 million increase for the period.
Compensation, payroll taxes and other employee benefit expense increased $2.4 million, or 41.4%, to $8.1 million during the six months ended June 30, 2006 from $5.7 million during the comparable period in 2005. Wauwatosa Savings’ salary expense increased by $976,000, primarily as a result of a 13% increase in the overall level of full-time equivalent staff members. Compensation expense related to the ESOP Plan totaled $514,000 during the six months ended June 30, 2006. There was no expense related to the ESOP Plan during the comparable period of 2005, as the ESOP Plan did not exist until the fourth quarter of 2005. A $239,000 increase in employee health care benefits was almost entirely offset by a $226,000 reduction in pension benefits. The Company elected to freeze benefits accruing in the defined benefit pension plan in December 2005. Salary expense related to Waterstone totaled $659,000 during the six months ended June 30, 2006. There was no compensation expense related to Waterstone during the comparable period of 2005.
Income Taxes — The effective tax rate for the six months ended June 30, 2006 was 36.8% as compared to 58.3% for the comparable period during 2005. The 2005 effective tax rate was abnormally high as a result of an accrual of state income taxes recorded in 2005 attributable to an ongoing dispute with the Wisconsin Department of Revenue. Wauwatosa Savings has an investment subsidiary operating in Nevada. The income earned by that corporation is not subject to tax in the state of Wisconsin nor has any such tax been paid. During the six-month period ended June 30, 2005, an accrued liability of $2.0 million was established because the Wisconsin Department of Revenue has generally indicated that it will assess franchise taxes on certain income of such out-of-state subsidiaries. The Company has accrued an estimated liability, as of June 30, 2006 of $2.7 million net of the federal deferred tax benefit of $1.5 million.
Net Income — As a result of the foregoing factors, net income for the six months ended June 30, 2006 increased $1.5 million, or 46.0%, to $4.9 million, from $3.3 million during the comparable period in 2005.
Comparison of Operating results for the Three Months Ended June 30, 2006 and 2005
General — Net income for the quarter ended June 30, 2006 totaled $2.2 million, or $0.07 per share, as compared to $2.7 for the quarter ended June 30, 2005. There was no comparable earnings per share amount for the quarter ended June 30, 2005. The $583,000 (21.3%) decrease in net income between the comparable quarters was primarily the result of an increase in the provision for loan losses and non-interest expense partially offset by an increase in non-interest income. The provision for loan losses totaled $345,000 during the quarter ended June 30, 2006 as compared to a negative provision of $25,000 for the quarter ended June 30, 2005. Non-interest expense increased $1.4 million, or 24.6%, to $7.3 million during the quarter ended June 30, 2006 compared to $5.9 million during the quarter ended June 30, 2005. The increase in non-interest expense primarily results from an increase in compensation, payroll taxes and other employee benefits. Noninterest expense attributable to Waterstone for the quarter ended June 30, 2006 totaled $832,000, or 57.5%, of the $1.4 million increase. The increase in noninterest income is almost wholly attributable to gain on sale of loans generated by Waterstone in the second quarter of 2006.
Total Interest Income — Total interest income increased $3.1 million, or 16.2%, to $22.4 million in the second quarter of 2006 as compared to $19.3 million for the second quarter of 2005. Interest income on loans increased $2.6 million, or 14.3%, to $20.8 million in the second quarter of 2006 as compared to $18.2 million for the second quarter of 2005. The increase resulted from an increase in average loan balance of $156.4 million, or 13.0%, to $1.36 billion during the three-month period ended June 30, 2006 from $1.20 billion during the comparable period in 2005. The increase in volume was compounded by a 7 basis point increase in the average yield on loans to 6.14% for the three-month period ended June 30, 2006 from 6.07% for the comparable period in 2005. The remaining increase in overall interest income was primarily due to the increase in the average balance of investment securities of $29.4 million, or 34.1%, to $115.8 million during the three-month period ended June 30, 2006 from $86.4 million during the comparable period ended in 2005. The increase in volume was compounded by a 77 basis point increase in the average yield on investment securities to 4.55% for the three-month period ended June 30, 2006 from 3.78% for the comparable period in 2005.
Total Interest Expense — Total interest expense increased by $3.0 million, or 31.2%, to $12.8 million in the second quarter of 2006 from $9.8 million in the second quarter of 2005. This increase was the result of an increase in both the rate paid on deposits and borrowings and an increase in average borrowings outstanding.
Interest expense on deposits increased $1.4 million, or 15.8%, to $10.4 million in the second quarter of 2006 from $8.9 million during the comparable period in 2005 as a result of an increase in the cost of deposits, partially offset by a decrease in average deposits outstanding. The cost of total average deposits increased by 64 basis points to 3.86% for the quarter ended June 30, 2006 verses 3.22% for the quarter ended June 30, 2005. As market interest rates (in particular short-term interest rates) increased, it was necessary to increase the interest rates we offered on deposits to retain and attract new deposits, thereby increasing our cost of deposits.
Interest expense on borrowings increased $1.6 million, or 195.3%, to $2.5 million in the second quarter of 2006 from $837,000 during the comparable period in 2005. This increase was the result of increased average borrowings outstanding plus an increase in the related weighted average interest rate. The cost of advances from the Federal Home Loan Bank and of federal funds purchased increased 102 basis points to 4.23% for the quarter ended June 30, 2006 versus 3.21% for the quarter ended June 30, 2005.
Net Interest Income — Net interest income increased $72,000, or 0.8%, in the second quarter of 2006 as compared to the same period in 2005. The increase resulted from an increase in net average earning assets of $91.0 million, or 90.6%, to $191.4 million for the quarter ended June 30, 2006 from $100.4 million from the comparable period in 2005. The increase in net average earning assets was offset by a 60 basis point decrease in the net interest rate spread to 2.06% for the quarter ended June 30, 2006 from 2.66% for the comparable period in 2005. The 60 basis point decrease in the net interest rate spread resulted from a 70 basis point increase in the cost of interest bearing liabilities, which was partially offset by a 10 basis point increase in the yield on interest earning assets. Consistent with industry trends, the Company has experienced net interest margin compression as the yield curve continues to flatten and even invert.
Provision for Loan Losses — Provision for loan losses totaled $345,000 for the second quarter of 2006 compared to a negative provision of $25,000 during the comparable period in 2005. The provision for loan losses recorded during the second quarter of fiscal 2006 was reflective of a continued increase in the overall balance of the loan portfolio and a sustained increase in classified assets and delinquent loans during the quarter ended June 30, 2006. The negative provision during the quarter ended June 30, 2005 resulted from a reclassification of a write down on a real estate property that had previously been provided for in the general valuation allowance. The provision expense related to this property was reclassified to other non-interest expense.
Noninterest Income — Total noninterest income increased $820,000, or 122.2%, to $1.5 million in the second quarter of 2006 from $671,000 during the comparable period in 2005. The increase is primarily the result of gain on sale of loans. The $756,000 increase in gain on sale of loans earned during the quarter ended June 30, 2006 was a result of the Company’s purchase of Waterstone during the first quarter. There was no comparable income earned during the second quarter of 2005.
Noninterest Expense — Total noninterest expense increased $1.4 million, or 24.6%, to $7.3 million in the second quarter of 2006 from $5.9 million during the comparable period in 2005. The increase was primarily the result of increases in compensation, payroll taxes and other employee benefits. Noninterest expense attributable to Waterstone for the quarter ended June 30, 2006 was $832,000, or 57.5%, of the $1.4 million increase.
Compensation, payroll taxes and other employee benefit expense increased $1.3 million, or 46.6%, to $4.2 million in the second quarter of 2006 from $2.9 million during the comparable period in 2005. Wauwatosa Savings’ salary expense increased by $443,000, primarily as a result of a 13% increase in the overall level of full-time equivalent staff members. Compensation expense related to the ESOP Plan totaled $278,000 during the second quarter of 2006. There was no comparable expense during the second quarter of 2005, as the ESOP Plan did not exist until the fourth quarter of 2005. An increase of $135,000 in employee health care benefits was partially offset by a $105,000 reduction in pension expense. The Company elected to freeze the benefits accruing in the defined benefit pension plan in December of 2005. Salary expense related to Waterstone totaled $484,000 during the second quarter of 2006. There was no comparable expense during the second quarter of 2005.
Income Taxes — The effective tax rate for the second quarter of 2006 was 36.7% as compared to 36.8% for the second quarter of 2005.

Net Income — As a result of the foregoing factors, net income for the three months ended June 30, 2006 decreased $583,000, or 21.3%, to $2.2 million, from $2.7 million during the comparable period in 2005.
Comparison of Financial Condition at June 30, 2006 and December 31, 2005
Total Assets — Total assets increased by $64.1 million, or 4.2%, to $1.6 billion at June 30, 2006 from $1.5 billion at December 31, 2005. The increase in total assets resulted primarily from continued growth of the loan portfolio.
Loans Held for Sale — Loans held for sale totaled $5.6 million as of June 30, 2006. This represents mortgage loans originated by Waterstone that will be sold on the secondary market. As Wauwatosa Savings has not historically originated loans for sale on the secondary market, and Waterstone was not purchased until February 2006, there is no comparable balance as of December 31, 2005.
Loans Receivable — Loans receivable increased $61.8 million, or 4.7%, to $1.37 billion at June 30, 2006 from $1.31 billion at December 31, 2005, primarily as a result of an increase in residential mortgage loans. Of the total increase in loans receivable, $48.6 million, or 72.6% was attributable to residential mortgage loans, of which $37.5 million was secured by over four-family residential properties and $6.9 million was secured by single family residential properties. An additional $14.5 million of the overall increase in loans receivable was attributable to construction loans.

The following table shows loan origination, purchasing and principal repayment activity during the periods indicated.

	As of or for the	As of or for the
	Six Months Ended	Six Months Ended
	June 30, 2006	December 31, 2005
	(In Thousands)
Total loans at beginning of period	$1,393,096	1,299,812
Real estate loans originated:
Residential (1)
Single family	42,812	81,397
Two- to four-family	36,837	52,030
Over four-family	74,433	95,734
Construction	25,796	43,865
Commercial	6,824	2,658
Land	6,277	10,451

Total loans originated	192,979	286,135
Other loans — net activity	(18)	(43)
Principal repayments	(125,991)	(192,808)

Net loan activity	66,970	93,284

Total loans at end of period	$1,460,066	1,393,096

(1)	Residential mortgage loans include home equity loans and home equity lines of credit.
Office Properties and Equipment — Office properties and equipment increased $6.1 million, or 24.6%, to $31.2 million at June 30, 2006 from $25.0 million at December 31, 2005. The increase was attributable to the purchase of a building in West Allis, Wisconsin for $2.8 million and land in Franklin and Germantown, Wisconsin, totaling $2.1 million that will be utilized for future expansion of our branch network. In addition, total estimated new construction and remodeling costs for the three new branches is $3.5 million. Approximately $840,000 has been expended with respect to the construction of the Franklin and Germantown branches due to open in 2006.
Deposits — Total deposits increased $23.0 million, or 2.2%, to $1.1 billion at June 30, 2006 from $1.0 billion at December 31, 2005. Total money market and savings deposits increased $36.8 million, or 109.5%, to $70.3 million at June 30, 2006 from $33.6 million at December 31, 2005. Partially offsetting the overall increase in money market and savings deposits, demand deposits decreased $14.3 million, or 17.4%, to $67.9 million at June 30, 2006 from $82.3 million at December 31, 2005. The development and promotion of more competitively attractive retail and business money market accounts resulted in the significant increase in money market account balances during the period ended June 30, 2006. The increase in money market account balances included amounts transferred from existing demand accounts.
Borrowings — Total borrowings increased $37.0 million, or 18.3%, to $238.2 million at June 30, 2006 from $201.2 million at December 31, 2005. The increase was necessary to fund the continued growth of the loan portfolio.
Advance Payments by Borrowers for Taxes — Advance payments by borrowers for taxes and insurance increased $16.8 million to $16.9 million at June 30, 2006 from $181,000 at December 31, 2005. The increase was the result of payments received from borrowers’ for their real estate taxes and is seasonally normal, as these payments increase during the course of the calendar year until real estate tax obligations are paid out, primarily in December.
Other Liabilities — Other liabilities decreased $16.5 million, or 50.7%, to $16.0 million at June 30, 2006 from $32.5 million at December 31, 2005. The decrease, which is seasonally normal, was primarily due to a decrease in outstanding checks related to advance payments by borrowers for taxes. The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out, primarily in December. The outstanding checks remain classified as an other liability until cashed. The balance of these outstanding checks was $123,000 at June 30, 2006 and $16.4 million at December 31, 2005.
Shareholders’ Equity — Shareholders’ equity increased $3.8 million, or 1.7%, to $235.5 million at June 30, 2006 from $231.7 at December 31, 2005. The increase was primarily attributable to net income for the six months ended June 30, 2006, which totaled $4.9 million partially offset by the increase in accumulated other comprehensive loss. Accumulated other comprehensive loss is the estimated unrealized loss attributable to the decline in market value of investment securities during the current rising interest rate environment.
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

	Three Months Ended June 30,
	2006			2005
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,357,788	(1) $20,795	6.14%	$1,201,340	(1) $18,191	6.07%
Available for sale securities(2)	115,831	1,314	4.55	86,383	815	3.78
Other earning assets	27,620	309	4.50	26,742	291	4.36

Total interest-earning assets	1,501,239	22,418	5.99	1,314,465	19,297	5.89

Noninterest-earning assets	67,068			52,754

Total assets	$1,568,307			$1,367,219

Interest-bearing liabilities:
Demand and money market accounts	$105,872	$604	2.29	$88,856	299	1.35
Savings accounts	20,846	26	0.50	24,185	30	0.50
Certificates of deposit	947,275	9,717	4.11	998,548	8.605	3.46

Total interest-bearing deposits	1,073,993	10,347	3.86	1,111,589	8,934	3.22
Advances from the Federal Home Loan Bank	225,051	2,373	4.23	93,607	750	3.21
Other interest bearing liabilities	10,803	108	4.01	8,852	95	4.30

Total interest-bearing liabilities	1,309,847	12,828	3.93	1,214,048	9,779	3.23

Noninterest-bearing liabilities	24,575			21,178

Total liabilities	1,334,422			1,235,226
Equity	233,885			131,993

Total liabilities and equity	$1,568,307			$1,367,219

Net interest income		9,590			9,518

Net interest rate spread (3)			2.06%			2.66%
Net interest-earning assets (4)	$191,392			$100,417

Net interest margin (5)		2.56%			2.90%
Average interest-earning assets to average interest-bearing liabilities		114.61%			108.27%

(1)	Includes net deferred loan fee amortization income of $194 and $249 for the three months ended June 30,

2006 and 2005, respectively.

(2)	Average balance of available for sale securities is based on amortized historical cost.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	2006			2005
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/Cost	Balance	Dividends	Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,341,583	(1) $41,001	6.16%	$1,180,819	(1) $35,504	6.06%
Available for sale securities(2)	119,219	2,692	4.55	88,384	1,657	3.78
Other earning assets	25,868	582	4.54	22,334	538	4.86

Total interest-earning assets	1,486,670	44,275	6.01	1,291,537	37,699	5.89

Noninterest-earning assets	63,647			51,936

Total assets	$1,550,317			$1,343,473

Interest-bearing liabilities:
Demand and money market accounts	$100,036	$1,041	2.10	$87,218	486	1.12
Savings accounts	20,986	52	0.50	23,944	59	0.50
Certificates of deposit	939,721	18,585	3.99	980,809	16,615	3.42

Total interest-bearing deposits	1,060,743	19,678	3.74	1,091,971	17,160	3.17
Advances from the Federal Home Loan Bank	225,000	4,733	4.24	94,912	1,462	3.11
Other interest bearing liabilities	9,180	214	4.70	6,788	156	4.63

Total interest-bearing liabilities	1,294,923	24,625	3.83	1,193,671	18,778	3.17

Noninterest-bearing liabilities	21,102			17,926

Total liabilities	1,316,025			1,211,597
Equity	234,292			131,876

Total liabilities and equity	$1,550,317			$1,343,473

Net interest income		19,650			18,921

Net interest rate spread (3)			2.18%			2.72%
Net interest-earning assets (4)	$191,747			$97,866

Net interest margin (5)		2.67%			2.95%
Average interest-earning assets to average interest-bearing liabilities		114.81%			108.20%

(1)	Includes net deferred loan fee amortization income of $391 and $428 for the six months ended June 30,

2006 and 2005, respectively.

(2)	Average balance of available for sale securities is based on amortized historical cost.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2006 versus 2005			2006 versus 2005
	Increase (Decrease)			Increase (Decrease) Due
	Due to			to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable(1) (2)	$2,398	206	2,604	$5,583	(86)	5,497
Securities interest and income from other earning assets(3)	407	110	517	1,396	(317)	1,079

Total interest-earning assets	2,805	316	3,121	6,979	(403)	6,576

Interest expense:
Demand and Money Market accounts	43	262	305	(26)	581	555
Savings accounts	(4)	—	(4)	(7)	—	(7)
Certificates of deposit	(462)	1,575	1,113	(167)	2,137	1,970

Total interest-bearing deposits	(423)	1,837	1,414	(200)	2,718	2,518
FHLB Advances	1,481	142	1,623	3,726	(455)	3,271
Other interest-bearing liabilities	20	(8)	12	58	—	58

Total interest-bearing liabilities	1,078	1,971	3,049	3,584	2,263	5,847

Net change in net interest income	$1,727	(1,655)	72	$3,395	(2,666)	729

(1)	Includes net deferred loan fee amortization income of $194, $249, $391 and $428 for the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005, respectively.

(2)	Non-accrual loans have been included in average loans receivable balance.

(3)	Average balance of available for sale securities is based on amortized historical cost.

ASSET QUALITY
The following table summarizes non-performing loans and assets:
NON-PERFORMING LOANS AND ASSETS

	At June 30,	At December 31,
	2006	2005
	(Dollars in Thousands)
Non-accrual loans:
Residential (1)
Single family	$7,695	5,654
Two- to four-family	2,740	3,386
Over four-family	3,160	6,703
Construction	1,535	760
Commercial	0	962
Land	330	600

Total non-performing loans	15,460	18,065
Real estate owned	8	215

Total non-performing assets	$15,468	18,280

Total non-performing loans to total loans receivable	1.13%	1.40%
Total non-performing loans to total assets	0.98%	1.20%
Total non-performing assets to total assets	0.98%	1.21%

(1)	Residential mortgage loans include home equity loans and home equity lines of credit.
Total non-performing loans decreased by $2.6 million as of June 30, 2006, as compared to December 31, 2005, primarily as a result of decreased non-performing mortgage loans secured by over four-family real estate. Non-performing loans secured by over four-family properties decreased by $3.5 million as a result of two loans that were brought current during the period.
A summary of the allowance for loan losses is shown below:
ALLOWANCE FOR LOAN LOSSES

	At or for the Six	At or for the Six	At or for the Six
	Months Ended	Months Ended	Months Ended
	June 30, 2006	June 30, 2005	December 31, 2005
	(Dollars in Thousands)
Balance at beginning of period	$5,250	3,737	4,606
Provision for loan losses	652	875	1,035
Charge-offs:
Residential (1)
Single family	—	—	37
Two- to four-family	137	—	60
Over four-family	—	—	169
Construction	—	—	—
Commercial	2	2	102
Land	—	—	—
Other loans	5	5	23

Total charge-offs	144	7	391
Total recoveries	225	1	—

Net charge-offs	(81)	6	391

Allowance at end of period	$5,983	4,606	5,250

Ratios:
Allowance for loan losses to non-performing loans at end of period	38.69%	35.22%	29.06%
Allowance for loan losses to loans receivable at end of period	0.44%	0.38%	0.40%
Net charge-offs to average loans outstanding (annualized)	(0.01%)	0.00%	0.06%

(1)	Residential loans include home equity loans and home equity lines of credit.

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
Impact of Inflation and Changing Prices
The financial statements and accompanying notes of the Company have been prepared in accordance with the generally accepted accounting principles (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.
Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Our liquidity ratio averaged 1.2% and 3.4% for the six months ended June 30, 2006 and 2005, respectively. The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans. We also adjust liquidity as appropriate to meet asset and liability management objectives. The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the full Asset/Liability Committee. Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators. Regulatory liquidity, as required by the Wisconsin Department of Financial Institutions, is based on current liquid assets as a percentage of the prior month’s average deposits and short-term borrowings. Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings. Wauwatosa Savings’ primary and total regulatory liquidity at June 30, 2006 was 4.3% and 12.1%, respectively.
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
A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2006 and 2005, respectively, $15.9 million and $16.5 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, Federal funds purchased and advances from the Federal Home Loan Bank of Chicago.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
During the six months ended June 30, 2006 and 2005, loan originations, net of collected principal, totaled $62.3 million and $73.0 million, respectively, reflecting net growth in our portfolio due to a continued low interest rate environment and strong housing market.
Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Deposits increased by $23.0 million for the six months ended June 30, 2006 primarily as the result of competitive pricing offered on money market accounts.
Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds. At June 30, 2006, we had $238.2 million in advances from the Federal Home Loan Bank of Chicago, of which $36.2 million was due within 12 months, and an additional available borrowing limit of $270.9 million based on collateral requirements of the Federal Home Loan Bank of Chicago.
At June 30, 2006, we had outstanding commitments to originate loans of $42.7 million, unfunded commitments under construction loans of $87.6 million and unfunded commitments under lines of credit and standby letters of credit of $35.4 million. At June 30, 2006, certificates of deposit scheduled to mature in one year or less totaled $617.6 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Regulatory Capital
The Company and Wauwatosa Savings are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2006, that the Company meets all capital adequacy requirements to which it is subject.
As of June 30, 2006 the most recent notification from the Federal Deposit Insurance Corporation categorized Wauwatosa Savings as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” Wauwatosa Savings must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed Wauwatosa Savings’ category.
As a state-chartered savings bank, Wauwatosa Savings is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.
The actual capital amounts and ratios for the Company and Wauwatosa Savings as of June 30, 2006 are presented in the table below:

	June 30, 2006
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Wauwatosa Holdings

Total capital (to risk-weighted assets)	$243,827	21.47%	90,868	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)	237,935	20.95%	45,434	4.00%	N/A	N/A
Tier I capital (to average assets)	237,935	15.66%	60,792	4.00%	N/A	N/A

Wauwatosa Savings

Total capital (to risk-weighted assets)	$199,204	17.98%	88,656	8.00%	110,820	10.00%
Tier I capital (to risk-weighted assets)	193,472	17.46%	44,328	4.00%	66,492	6.00%
Tier I capital (to average assets)	193,472	12.73%	60,792	4.00%	75,990	5.00%
State of Wisconsin (to total assets) (2)	193,472	12.65%	91,746	6.00%	N/A	N/A

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

(2)	State of Wisconsin regulatory capital requirements are not applicable at the bank holding company level.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
The following tables present information indicating various contractual obligations and commitments of Wauwatosa Savings as of June 30, 2006 and the respective maturity dates.
Contractual Obligations

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Deposits without a stated maturity	$138,266	138,266	—	—	—
Certificates of deposit	930,293	617,646	265,222	33,308	14,117
Federal Home Loan Bank advances (1)	238,212	36,209	82,003	50,000	70,000
Operating leases (2)	413	117	244	52	—
Capital lease	4,125	300	3,825	—	—
Salary continuation agreements	3,527	406	1,152	949	1,020

	$1,314,836	792,944	352,446	84,309	85,137

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans. Excludes interest which will accrue on the advances.

(2)	Represents non-cancelable operating leases for offices.

     The following table details the amounts and expected maturities of significant off-balance sheet commitments as of June 30, 2006.
Other Commitments

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$42,772	42,772	—	—	—
Unused portion of home equity lines of credit (2)	34,034	34,034	—	—	—
Unused portion of construction loans (3)	87,580	87,580	—	—	—
Standby letters of credit	1,320	1,109	192	—	19

Total Other Commitments	$165,706	165,495	192	—	19

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
Income Simulation. Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time. At least quarterly we review the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2006 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage-related assets that may in turn affect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely result in an increase to our liability sensitive position.

Percentage
Increase (Decrease) in Estimated Net
Annual Interest Income
Over 24 Months
300 basis point increase in rates	(16.47)
200 basis point increase in rates	(9.13)
100 basis point increase in rates	(2.84)
100 basis point decrease in rates	6.30
Wauwatosa Savings’ Asset/Liability policy limits projected changes in net average annual interest income to a maximum variance of (10%) to (50%) for various levels of interest rate changes measured over a 24-month period when compared to the flat rate scenario. In addition, projected changes in the capital ratio are limited to (.15%) to (1.00%) for various levels of changes in interest rates when compared to the flat rate scenario. These limits are re-evaluated on a periodic basis and may be modified, as appropriate. Because our balance sheet is liability sensitive, income is projected to decrease proportionately with increases in interest rates. At June 30, 2006, a 300 basis point immediate and instantaneous increase in interest rates had the effect of reducing forecasted net interest income by 16.47% while a 100 basis point decrease in rates had the affect of increasing net interest income by 6.30%. At June 30, 2006, a 300 basis point immediate and instantaneous increase in interest rates had the effect of reducing the forecasted return on assets by 0.24% while a 100 basis point decrease in rates had the effect of increasing the return on assets by 0.09%. At June 30, 2006, a 300 basis point immediate and instantaneous increase in interest rates had the effect of reducing the capital ratio by 0.24% while a 100 basis point decrease in rates had the effect of increasing the capital ratio by 0.08%. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 4. Controls and Procedures
Disclosure Controls and Procedures : Company management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2006, we believe that any liability arising from the resolution of any pending legal proceedings will not be material to our financial condition or results of operations.
Item 6. Exhibits
(a) Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAUWATOSA HOLDINGS, INC.
(Registrant)

Date: July 31, 2006
/s/Donald J. Stephens
Donald J. Stephens
Chairman and Chief Executive Officer
Date: July 31, 2006
/s/ Richard C. Larson
Richard C. Larson
Chief Financial Officer

EXHIBIT INDEX
WAUWATOSA HOLDINGS, INC.
Form 10-Q for Quarter Ended June 30, 2006

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