Form 10-Q
period 2006-09-30
Wauwatosa Holdings, Inc.
filed 2006-11-01
CIK 1329517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 000-51507
WAUWATOSA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	20-3598485
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
Yes ☐      No ☑
The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 33,101,812 at October 31, 2006.

WAUWATOSA HOLDINGS, INC.
10-Q INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item l. Financial Statements
Consolidated Statements of Financial Condition as of September 30, 2006 (unaudited) and December 31, 2005	3
Consolidated Statements of Income for the three and nine months ended September 30, 2006 and 2005 (unaudited)	4
Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2006 and 2005 (unaudited)	6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (unaudited)	7
Notes to Consolidated Financial Statements	8-15
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-37
Item 3. Quantitative and Qualitative Disclosures about Market Risk	38-40
Item 4. Controls and Procedures	41
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	42
Item 6. Exhibits	42
Signatures	43
Certification
Certification
Certification
Certification
Section 302 Certification Signed by the Chairman and CEO
Section 302 Certification Signed by the CFO
Section 906 Certification Signed by the Chairman and CEO
Section 906 Certification Signed by the CFO

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30,	December 31,
	2006	2005
	(In Thousands, except share data)
Assets
Cash	$41,313	8,761
Federal funds sold	30,009	5,388
Short-term investments	70,857	2,349

Cash and cash equivalents	142,179	16,498
Securities available-for-sale (at fair value)	114,967	121,955
Loans held for sale	3,139	—
Loans receivable	1,354,183	1,306,018
Less: Allowance for loan losses	7,093	5,250

Loans receivable, net	1,347,090	1,300,768
Office properties and equipment, net	31,168	25,022
Federal Home Loan Bank stock, at cost	17,450	14,406
Cash surrender value of life insurance	23,972	22,792
Prepaid expenses and other assets	12,102	9,768

Total assets	$1,692,067	1,511,209

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$59,446	82,290
Money market and savings deposits	86,835	33,565
Time deposits	915,118	929,738

Total deposits	1,061,399	1,045,593
Federal Home Loan Bank advances short-term	31,531	87,209
Federal Home Loan Bank advances long-term	317,472	114,003
Advance payments by borrowers for taxes	24,916	181
Other liabilities	17,894	32,527

Total liabilities	1,453,212	1,279,513
Shareholders’ equity:
Preferred stock (par value $.01 per share, authorized 20,000,000 shares, no shares issued)	—	—
Common stock (par value $.01 per share, authorized 200,000,000 shares, 33,723,750 shares issued, 33,095,344 and 33,038,385 shares outstanding, respectively)	337	337
Additional paid-in-capital	104,057	103,859
Accumulated other comprehensive loss (net of taxes)	(1,019)	(1,571)
Retained earnings	142,525	136,756
Unearned ESOP shares	(7,045)	(7,685)

Total shareholders’ equity	238,855	231,696

Total liabilities and shareholders’ equity	$1,692,067	1,511,209

     See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months Ended September 30,
	2006	2005
	(In Thousands, except share data)
Interest income:
Loans	$21,313	18,917
Mortgage-related securities	975	476
Debt securities, federal funds sold and short-term investments	978	1,177

Total interest income	23,266	20,570

Interest expense:
Deposits	11,067	9,288
Borrowings	3,023	943

Total interest expense	14,090	10,231

Net interest income	9,176	10,339
Provision for loan losses	1,191	209
Net interest income after provision for loan losses	7,985	10,130

Noninterest income:
Service charges on loans and deposits	563	471
Increase in cash surrender value of life insurance	488	436
Loss on sale/impairment of securities	(784)	—
Mortgage banking income	657	—
Other	305	78

Total noninterest income	1,229	985

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,389	3,028
Occupancy, office furniture, and equipment	1,142	837
Advertising	375	410
Data processing	708	349
Charitable contributions	—	188
Communications	147	158
Professional fees	327	120
Other	683	663

Total noninterest expenses	7,771	5,753

Income before income taxes	1,443	5,362
Income taxes	537	1,940

Net income	$906	3,422

Earnings per share:
Basic	$0.03	N/A
Diluted	0.03	N/A
Weighted average shares outstanding:
Basic	33,085,851	N/A
Diluted	33,085,851	N/A
     See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Nine Months Ended September 30,
	2006	2005
	(In Thousands, except share data)
Interest income:
Loans	$62,314	54,421
Mortgage-related securities	3,056	1,552
Debt securities, federal funds sold and short-term investments	2,172	2,296

Total interest income	67,542	58,269

Interest expense:
Deposits	30,758	26,460
Borrowings	7,958	2,549

Total interest expense	38,716	29,009

Net interest income	28,826	29,260
Provision for loan losses	1,844	1,084

Net interest income after provision for loan losses	26,982	28,176

Noninterest income:
Service charges on loans and deposits	1,500	1,276
Increase in cash surrender value of life insurance	875	654
Gain (loss) on sale/impairment of securities	(784)	12
Mortgage banking income	1,752	—
Other	569	297

Total noninterest income	3,912	2,239

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	12,491	8,757
Occupancy, office furniture, and equipment	3,136	2,605
Advertising	946	1,002
Data processing	1,501	921
Communications	468	477
Charitable contributions	—	562
Professional fees	793	518
Other	2,416	2,225

Total noninterest expenses	21,751	17,067

Income before income taxes	9,143	13,348
Income taxes	3,374	6,596

Net income	$5,769	6,752

Earnings per share:
Basic	$0.17	N/A
Diluted	0.17	N/A
Weighted average shares outstanding:
Basic	33,066,970	N/A
Diluted	33,066,970	N/A
     See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated
	Common		Additional		Unearned	Other
	Stock		Paid-In	Retained	ESOP	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands)
Balances at December 31, 2004	—	$—	—	130,713	—	(390)	130,323

Comprehensive income:

Net income	—	—	—	6,752	—	—	6,752

Other comprehensive income:
Net unrealized holding gains (losses) on available for sale securities arising during the period, net of taxes $248	—	—	—	—	—	(481)	(481)
Reclassification adjustment for net gains on available for sale securities realized in net income, net of taxes of $4	—	—	—	—	—	(8)	(8)

Total comprehensive income							6,263

Balances at September 30, 2005	—	$—	—	137,465	—	(879)	136,586

Balances at December 31, 2005	33,724	$337	103,859	136,756	(7,685)	(1,571)	231,696

Comprehensive income:

Net income	—	—	—	5,769	—	—	5,769

Other comprehensive income:
Net unrealized holding gains (losses) on available for sale securities arising during the period, net of taxes $569	—	—	—	—	—	1,061	1,061
Reclassification adjustment for net losses on available for sale securities realized in net income, net of taxes of $275	—	—	—	—	—	(509)	(509)
Total comprehensive income							6,452
ESOP shares committed to be released to Plan participants	—	—	198	—	640	—	838

Balances at September 30, 2006	33,724	337	104,057	142,525	(7,045)	(1,019)	238,855

     See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended September 30,
	2006	2005
	(In Thousands)
Operating activities:
Net income	$5,769	6,752
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,844	1,084
Provision for depreciation	1,739	1,463
Deferred income taxes	(1,116)	(1,460)
Net amortization of premium on debt and mortgage-related securities	33	173
Amortization of unearned ESOP shares	838	—
Gain on sale of loans held for sale	(653)	—
Loans originated for sale	(48,798)	—
Proceeds from sale of loans held for sale	46,312	—
Increase in accrued interest receivable	(323)	(553)
Increase in cash surrender value of life insurance	(875)	(903)
Increase in accrued interest on deposits	966	793
Decrease in other liabilities	625	1,207
FHLB stock dividends	—	(550)
(Gain) loss on sale/impairment of securities	784	(12)
(Gain) loss on sale of other real estate owned	85	(45)
Other	(620)	(1,110)

Net cash provided by operating activities	6,610	6,839

Investing activities:
Principal repayments on mortgage-related securities	11,841	11,529
Purchases of mortgage- related securities	(9,266)	—
Purchase of debt securities	—	(1,745)
Proceeds from sale of mortgage-related securities	5,360	—
Proceeds from sales of debt securities	—	262
Proceeds from maturities of debt securities	—	1,003
Net increase in loans receivable	(49,619)	(118,206)
Net purchases of office properties and equipment	(6,687)	(3,254)
Purchase and premiums on life insurance	(306)	(180)
Net increase in FHLB stock	(3,045)	—
Purchase of land	(2,817)	—
Proceeds from sale of land	1,751	—
Purchase of Waterstone Mortgage Corporation, net of cash received	(1,081)	—
Proceeds from sales of foreclosed properties	896	1,609

Net cash used in investing activities	(52,973)	(108,982)

Financing activities:
Net increase in deposits	15,806	25,826
Wauwatosa Holdings, Inc. stock subscription escrow	—	386,944
Net change in short-term FHLB advances	(97,209)	29,496
Proceeds from long-term FHLB advances	245,000	—
Net decrease in advance payments by borrowers for taxes	8,447	11,461

Net cash provided by financing activities	172,044	453,727

Increase in cash and cash equivalents	125,681	351,584
Cash and cash equivalents at beginning of period	16,498	13,570

Cash and cash equivalents at end of period	$142,179	365,154

Supplemental information:

	(Unaudited)
	Nine Months Ended September 30,
	2006	2005
	(In Thousands)
Cash paid or credited during the period for:
Income tax payments	$2,940	3,154
Interest payments	37,750	28,217
Noncash investing activities:
Loans receivable transferred to foreclosed properties	1,454	269
Capital leases originated	—	3,423
Non Cash financing activities:
Long-term FHLB advances reclassified to short-term	41,531	12,703
     See Accompanying Notes to Consolidated Financial Statements.
WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
The consolidated financial statements include the accounts of Wauwatosa Holdings, Inc. (the “Company”) and the Company’s subsidiaries.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, changes in shareholders’ equity, and cash flows of the Company for the periods presented.
The accompanying Unaudited Consolidated Financial Statements and related notes should be read in conjunction with the Company’s December 31, 2005 Transition Report on Form 10-K. Operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
The preparation of the unaudited consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the allowance for loan losses and deferred income taxes. Actual results could differ from those estimates.
Note 2 — Reclassifications
Certain items in the prior period consolidated financial statements have been reclassified to conform with the September 30, 2006 presentation.

Note 3 — Securities Available-for-Sale
The amortized cost and fair values of the Company’s investment in securities follow:

	September 30, 2006
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$15,943	3	(314)	15,632
Collateralized mortgage obligations	69,256	—	(1,182)	68,074

Mortgage-related securities	85,199	3	(1,496)	83,706
Government agency bonds	26,271	—	(227)	26,044
Municipals	4,278	169	(3)	4,444

Debt securities	30,549	169	(230)	30,488

Other securities	788	—	(15)	773

	$116,536	172	(1,741)	114,967

	December 31, 2005
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$17,478	3	(340)	17,141
Collateralized mortgage obligations	76,037	—	(1,600)	74,437

Mortgage-related securities	93,515	3	(1,940)	91,578
Government agency bonds	26,577	—	(627)	25,950
Municipals	4,278	176	(27)	4,427

Debt securities	30,855	176	(654)	30,377

	$124,370	179	(2,594)	121,955

The amortized cost and fair values of investment securities by contractual maturity at September 30, 2006, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Due within one year	$5,503	$5,420
Due after one year through five years	22,586	22,542
Due after five years through ten years	2,460	2,526
Due after ten years	—	—
Mutual funds	788	773
Mortgage-related securities	85,199	83,706

	$116,536	$114,967

Gross unrealized losses on securities available-for-sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	September 30, 2006
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Government agency bonds	$—	—	13,217	(227)	13,217	(227)
Municipals	972	(3)	—	—	972	(3)
Mortgage-related securities	46,696	(466)	28,991	(1,030)	75,687	(1,496)
Other securities	773	(15)	—	—	773	(15)

	$48,441	(484)	42,208	(1,257)	90,649	(1,741)

In September of 2006, $26.7 million of investment securities were designated for sale as part of the Company’s initiative to enhance investment yield on a prospective basis. As of September 30, 2006, $5.4 million of these securities had been sold at a loss of $90,000. The remaining $21.3 million of securities were sold in October of 2006. As the Company no longer had the intent to hold these securities until such time as they recover their amortized cost, the loss related to these securities was determined to be other-than-temporary. As such, a write down of $694,000 was recorded as of September 30, 2006 for the $21.3 million of securities, representing the difference between amortized cost and fair value which had previously been recorded through other comprehensive income/loss. The Company does not have a historical pattern of restructuring its balance sheet through large investment reductions. Circumstances in the third quarter of 2006 led to the targeted sale decision and did not change the Company’s intent to hold until a market price recovery or to maturity, with respect to the remaining investment portfolio .
In relation to the remainder of the portfolio, the unrealized losses reported for government agency bonds and mortgage-related securities relate exclusively to debt securities issued by government agencies such as the Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC). The unrealized loss reported for other securities relates to a mutual fund with mortgage-related investments. Because the decline in fair value is attributable to changes in interest rates and not credit deterioration, and because the Company has the ability and intent to hold these securities until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. There are seven and sixteen individual securities at September 30, 2006 that comprise the government agency bonds and mortgage-related securities, respectively, which have been in an unrealized loss position for twelve months or longer.

Note 4 — Loans Receivable
Loans receivable are summarized as follows:

	September 30,	December 31,
	2006	2005
	(In Thousands)
Mortgage loans:
Residential real estate:
Single family	$473,452	469,395
Two- to four-family	254,704	256,270
Over four-family	472,158	443,528
Construction	179,126	165,516
Commercial real estate	35,937	34,543
Land	26,143	23,685
Credit cards	136	126
Other	17	33

	1,441,673	1,393,096

Less:
Undisbursed loan proceeds	82,986	82,712
Unearned loan fees	4,504	4,366

Loans Receivable	$1,354,183	1,306,018

Real estate collateralizing the Company’s first mortgage loans is primarily located in the Company’s general lending area of metropolitan Milwaukee.
A summary of the activity in the allowance for loan loss is as follows:

	For the nine months ended
	September 30,
	2006	2005
	(In Thousands)
Balance at beginning of period	$5,250	3,737
Provision for loan losses	1,844	1,084
Charge-offs	(258)	(16)
Recoveries	257	1

Balance at end of period	$7,093	4,806

Allowance as a percentage of loans receivable	0.52%	0.38%

Note 5 — Deposits
A summary of the contractual maturities of certificate accounts at September 30, 2006 is as follows:

(In Thousands)
Within one year	$674,323
One to two years	147,907
Two to three years	53,281
Three to four years	33,194
Four through five years	6,228
After five years	185

$915,118

Note 6 — FHLB Advances
FHLB advances consist of the following:

	September 30,	December 31,
	2006	2005
	(In Thousands)
Federal Home Loan Bank (FHLB) advances:
Short-term FHLB advances:
FHLB advance, 4.41%, due January 2006	$—	23,000
FHLB advance, 2.62%, due January 2006	—	25,000
FHLB advance, 2.21%, due January 2006	—	10,000
FHLB advance, 3.26%, due July 2006	—	11,777
FHLB advance, 2.83%, due September 2006	—	2,432
FHLB advance, 4.49%, due October 2006	15,000	15,000
FHLB advance, 3.56%, due February 2007	7,000	—
FHLB advance, 3.17%, due August 2007	5,408	—
FHLB advance, 3.19%, due September 2007	4,123	—

Total short-term FHLB advances	31,531	87,209
Long-term FHLB advances:
FHLB advance, 3.56%, due February 2007	—	7,000
FHLB advance, 3.17%, due August 2007	—	5,408
FHLB advance, 3.19%, due September 2007	—	4,123
FHLB advance, 3.09%, due October 2007	4,693	4,693
FHLB advance, 4.56%, due October 2007	10,000	10,000
FHLB advance, 4.73%, due December 2007	10,000	10,000
FHLB advance, 3.67%, due January 2008	6,819	6,819
FHLB advance, 3.63%, due January 2008	3,074	3,074
FHLB advance, 3.80%, due February 2008	7,836	7,836
FHLB advance, 3.58%, due August 2008	5,000	5,000
FHLB advance, 4.78%, due November 2008	9,150	9,150
FHLB advance, 4.69%, due November 2008	8,900	8,900
FHLB advance, 4.76%, due December 2008	7,000	7,000
FHLB advance, 4.72%, due October 2010	25,000	25,000
FHLB advance, 4.01%, due January 2016	50,000	—
FHLB advance, 4.48%, due May 2016	10,000	—
FHLB advance, 4.49%, due June 2016	10,000	—
FHLB advance, 4.82%, due July 2016	25,000	—
FHLB advance, 4.51%, due July 2016	25,000	—
FHLB advance, 4.33%, due August 2016	25,000	—
FHLB advance, 4.46%, due August 2016	25,000	—
FHLB advance, 4.25%, due September 2016	50,000	—

Total long-term FHLB advances	317,472	114,003

Total FHLB advances	$349,003	201,212

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s FHLB borrowings are limited to 60% of the carrying value of unencumbered one- to four-family mortgage loans. In addition, these advances are collateralized by FHLB stock of $17.4 million at September 30, 2006 and $14.4 million at December 31, 2005. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

The $50,000 advance due in January of 2016 is callable beginning in January of 2009 and quarterly thereafter. The $10,000 advance due in May of 2016 is callable beginning in May of 2007 and quarterly thereafter. The $10,000 advance due in June of 2016 is callable in June of 2007 and quarterly thereafter. The $25,000 advance due in July of 2016 is callable in July of 2007 and quarterly thereafter. The $25,000 advance due in July of 2016 is callable in July of 2008 and quarterly thereafter. The $25,000 advance due in August of 2016 is callable in August of 2007 and quarterly thereafter. The $25,000 advance due in August of 2016 is callable in August of 2008 and quarterly thereafter. The $50,000 advance due in September of 2016 is callable in March of 2009 and quarterly thereafter.
Note 7 — Financial Instruments with Off-Balance Sheet Risk
Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk are as follows:

	September 30,	December 31,
	2006	2005
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under first mortgage loans	$51,317	43,375
Commitments to extend credit under home equity lines of credit	33,715	31,809
Standby letters of credit	696	1,576
Forward commitments to sell mortgage loans of $3,139 at September 30, 2006, represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company. Commitments to sell loans expose the Company to interest rate risk if market interest rates decrease during the commitment period. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale.

Note 8 — Earnings per share
Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares. At September 30, 2006, 133,107 shares of the Wauwatosa Savings Bank Employee Stock Ownership Plan have been released or are committed to be released to Plan participants and are considered outstanding for both common and dilutive earnings per share. No earnings per share are reflected for periods prior to October 4, 2005, as there were no shares outstanding prior to the reorganization that occurred on that date.
Presented below are the calculations for basic and diluted earnings per share:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
	(In Thousands, except per share data)
Net income	$906	$5,769

Weighted average shares outstanding	33,086	33,067
Effect of dilutive potential common shares	—	—

Diluted weighted average shares outstanding	33,086	33,067

Basic earnings per share	$0.03	$0.17

Diluted earnings per share	$0.03	$0.17

Note 9 — Recent Accounting Developments
In September 2006, the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of Financial Accounting Standards Boards Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 31, 2006. The Company will adopt FIN 48 in 2007 and is currently evaluating the impact of the adoption of FIN 48, with respect to its results of operations, financial position and liquidity.
In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in Issue No. 06-5, “Accounting for Purchase of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance,” (EITF 06-5). EITF 06-5 concluded that companies purchasing a life insurance policy including COLI or BOLI should record the amount that could be realized, considering any additional amounts beyond cash surrender value included in the contractual terms of the policy. The amount that could be realized should be based on assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. When it is probable that contractual restrictions would limit the amount that could be realized, such contractual limitations should be considered and any amounts recoverable at the insurance company’s discretion should be excluded from the amount that could be realized. Companies are permitted to recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. EITF 06-5 will be effective for fiscal years beginning after December 15, 2006. The Company will adopt EITF 06-5 in 2007 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatemnets when Quantifying Misstatements in Current Year Financial Statements,” (SAB 108). SAB 108 provides guidance regarding the process of quantifying financial statements misstatements. SAB 108 dictates that registrants should quantify errors using both a balance sheet approach (the “iron curtain” method) and an income statement approach (the “rollover” approach). The balance sheet approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year of origination. The income statement method quantifies a misstatement based on the amount of the error originating in the current year income statement, while ignoring the carryover effects of a prior year misstatement. SAB 108 indicates companies should quantify an error under both methods and by evaluating the materiality under both methods. If deemed material, companies are required to adjust their financial statements. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company will adopt SAB 108 in the fourth quarter of 2006. No impact on results of operations, financial position, and liquidity is anticipated .

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
Overview
Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of mortgage loans, investment securities and cash and cash equivalents and the interest we pay on our interest-bearing liabilities, consisting primarily of time deposits and borrowings from the Federal Home Loan Bank of Chicago. The Company’s banking subsidiary, Wauwatosa Savings Bank (“Wauwatosa Savings”), is a lender with mortgage loans comprising virtually 100% of total loans receivable on September 30, 2006. Further, 83.3% of loans receivable are residential mortgage loans with over four-family loans comprising 32.7% of all residential mortgage loans on September 30, 2006. Wauwatosa Savings funds loan production primarily with retail deposits and Federal Home Loan Bank advances. On September 30, 2006, total deposits comprised 73.0% of total liabilities. Time deposits, also known as certificates of deposit, account for 86.2% of total deposits. Wauwatosa Savings borrows from the Federal Home Loan Bank of Chicago as a secondary source of funding. Federal Home Loan Bank advances outstanding on September 30, 2006 totaled $349.0, million or 24.0% of total liabilities.
Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of service charges and mortgage banking income. Noninterest expense currently consists primarily of compensation and employee benefits and occupancy expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities.
On February 9, 2006, the Company, through its bank subsidiary, completed the acquisition of Waterstone Mortgage Corporation (“Waterstone”). Waterstone is a mortgage broker with offices in Pewaukee, Madison, Sheboygan and Lake Geneva, Wisconsin and Livonia, Michigan. Waterstone offers real estate mortgage options that are currently not being offered by Wauwatosa Savings. Revenue generated through Waterstone’s mortgage brokerage and sale activities is included in the Consolidated Statements of Income contained in this report under the caption “Mortgage banking income.”
The following discussion and analysis is presented to assist in the understanding and evaluation of the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the results of operations for the three and nine-month periods ended September 30, 2006 and 2005 and the financial condition as of September 30, 2006 compared to the financial condition as of December 31, 2005.
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
Wauwatosa Savings also establishes valuation allowances based on an evaluation of the various risk components that are inherent in the credit portfolio. The risk components that are evaluated include past loan loss experience; the level of nonperforming and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect the borrower’s ability to repay; the estimated value of any underlying collateral; regulatory guidance; and other relevant factors. The allowance is increased by provisions charged to earnings and recoveries of previously charged-off loans and reduced by charge-offs. The adequacy of the allowance for loan losses is reviewed and approved at least quarterly by the Wauwatosa Savings board of directors. The allowance reflects management’s best estimate of the amount needed to provide for the probable loss on impaired loans and other inherent losses in the loan portfolio, and is based on a risk model developed and implemented by management and approved by the Wauwatosa Savings board of directors.
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
Wauwatosa Savings has an investment subsidiary operating in Nevada. The income earned by that corporation is not subject to tax in Wisconsin nor has any such tax been paid. An accrued liability has been recorded pursuant to the Statement of Financial Accounting Standards Board No. 5 because the Wisconsin Department of Revenue has generally indicated that it will assess franchise taxes on certain income of such out-of-state subsidiaries. The Company has accrued an estimated liability, as of September 30, 2006, of $2.9 million net of the federal deferred tax benefit. The Company will continue to accrue state income tax on certain Nevada subsidiary earnings until such time as this issue is resolved.
If our estimated current and deferred tax assets, liabilities or any related estimated valuation allowance are too high or too low, it will affect our future net income in the period that the new information resulting in a better estimate of income tax assets and liabilities becomes available.
Comparison of Operating Results for the Nine Months Ended September 30, 2006 and 2005
General — Net income for the nine months ended September 30, 2006 totaled $5.8 million, or $0.17 for both basic and diluted earnings per share compared to net income of $6.8 million for the nine months ended September 30, 2005. There was no comparable earnings per share amount for the nine months ended September 30, 2005. Year-to-date 2006 results generated an annualized return on average assets of 0.49% and an annualized return on average equity of

3.26%, compared to 0.65% and 6.79%, respectively, for the comparable period in 2005. Net income for the nine months ended September 30, 2006 was lower than that of the comparable prior nine-month period and total equity was substantially higher due to the initial public sale of Company stock on October 4, 2005. The net interest margin for the first nine months of 2005 was 2.56% compared to 2.94% for the first nine months of 2005. While non-interest income for the nine months ended September 30, 2006 was $1.7 million higher than that of the comparable prior nine-month period, primarily as the result of the Waterstone acquisition, this increase was more than offset by a $434,000 decrease in net interest income, a $760,000 increase in the provision for loan losses and a $4.7 million increase in non interest expense. The 12.5% decline in the effective tax rate of 49.4% for the nine months ended September 30, 2005 to 36.9% for the nine months ended September 30, 2006 was due to the March 2005 accrual of estimated state tax liability net of federal deferred tax benefit related to the Wisconsin Department of Revenue is general indication that it will assess franchise taxes on certain income of the Wauwatosa Savings out-of-state investment subsidiary.
Total Interest Income — Total interest income increased $9.3 million, or 15.9%, to $67.5 million during the nine months ended September 30, 2006 compared to $58.3 million for the nine months ended September 30, 2005. Interest income on loans increased $7.9 million, or 14.5%, to $62.3 million for the nine months ended September 30, 2006 compared to $54.4 million for the comparable period of 2005. The increase primarily resulted from an increase in average loan balance of $149.1 million, or 12.4%, to $1.3 billion during the nine-month period ended September 30, 2006 from $1.2 billion during the comparable period in 2005. The increase in volume was compounded by an 11 basis point increase in the average yield on loans to 6.18% for the nine-month period ended September 30, 2006 from 6.07% for the comparable period in 2005. Much of the remaining increase in total interest income reflected interest income from investment securities which increased $1.5 million, or 96.9%, to $3.1 million for the nine months ended September 30, 2006 compared to $1.6 million for the comparable period in 2005. This was primarily due to the increase in the average balance of investment securities of $14.3 million, or 14.0%, to $116.6 million during the nine-month period ended September 30, 2006 from $102.3 million during the comparable period in 2005. The increase in volume was compounded by a 83 basis point increase in the average yield on investment securities to 4.54% for the nine-month period ended September 30, 2006 from 3.71% for the comparable period in 2005. Finally, the average balance of other earning assets increased by $11.4 million, or 38.9%, to $40.6 million during the nine months ended September 30, 2006 from $29.3 during the comparable period in the prior year. In this case, however, the increase in volume was offset by a 43 basis point decrease in the average yield on other earning assets to 4.18% during the nine month period in 2006 from 4.61% during the nine month quarter in 2005.
Total Interest Expense — Total interest expense increased by $9.7 million, or 33.5%, to $38.7 million during the nine months ended September 30, 2006 from $29.0 million during the nine months ended September 30, 2005. This increase was the result of an increase in both the rate paid on deposits and borrowings and an increase in average borrowings outstanding.
Interest expense on deposits increased $4.3 million, or 16.2%, to $30.8 million during the nine months ended September 30, 2006 from $26.5 million during the comparable period in 2005 as a result of an increase in the cost of deposits, which was partially offset by a decrease in average deposits outstanding. The cost of total average deposits increased by 65 basis points to 3.87% for the nine-month period ended September 30, 2006 compared to 3.22% for the comparable period during 2005. As market interest rates (in particular short-term interest rates) increased and deposit rates offered by competitors increased, it was necessary to increase the interest rates we offered on deposits to attract and retain new deposits, thereby increasing our cost of deposits.
Interest expense on borrowings increased $5.4 million, or 212.2%, to $8.0 million during the nine months ended September 30, 2006 from $2.5 million during the comparable period in 2005. This increase was the result of increased average borrowings outstanding plus an increase in the related weighted average interest cost of such borrowings. The weighted average cost of advances from the Federal Home Loan Bank and of federal funds purchased increased 95 basis points to 4.28% for the nine months ended September 30, 2006 compared to 3.33% for the comparable period during 2005.
Net Interest Income — Net interest income decreased by $434,000 or 1.5%, during the nine months ended September 30, 2006 as compared to the same period in 2005. The decrease resulted primarily from a 58 basis point decrease in our net interest rate spread to 2.06% for the nine month period ended September 30, 2006 from 2.64% for the comparable period in 2005. The 58 basis point decrease in the net interest rate spread resulted from a 72 basis point increase in the cost of interest bearing liabilities, which was partially offset by a 14 basis point increase in the yield on interest earning assets. Consistent with industry trends, the Company has experienced net interest margin compression as the yield curve continues to flatten and invert. In addition to the flattening yield curve, net interest margin has been compressed as the repricing of interest bearing liabilities has outpaced that of interest earning assets. The decrease in net interest income resulting from a decrease in our net interest rate spread was partially offset by an increase in net average earning assets of $66.1 million, or 52.3%, to $192.3 million for the nine-month period ended September 30, 2006 from $126.2 million from the comparable period in 2005.
Provision for Loan Losses — Provision for loan losses increased $760,000, or 70.1%, to $1.8 million during the nine months ended September 30, 2006, from $1.1 million during the comparable period during 2005. The higher provision for the nine months ended September 30, 2006 was the result of growth of the overall loan portfolio, a continued increase in classified assets and specific loan loss provisions identified and recognized during the period.
Noninterest Income — Total noninterest income increased $1.7 million, or 74.7%, to $3.9 million during the nine months ended September 30, 2006 from $2.2 million during the comparable period in 2005. The increase resulted primarily from increased mortgage banking income generated by Waterstone. Increases in 2006 related to service charges, cash surrender value of life insurance and other income were fully offset by loss on the sale and impairment of securities. In September 2006, $26.7 million of investment securities with unrealized losses approximating $784,000 were designated for sale. The related realized and unrealized losses were recognized as reductions to income in September. Management intends to use the proceeds from the sales to enhance future investment yield. This transaction was analyzed and executed in conjunction with the semi-annual Board of Directors meeting of the Wauwatosa Savings investment subsidiary. The size of the transaction was limited by federal capital gains available to offset capital losses incurred as a result of the sales.
Noninterest Expense — Total noninterest expense increased $4.7 million, or 27.4%, to $21.8 million during the nine months ended September 30, 2006 from $17.1 million during the comparable period in 2005. The increase was primarily the result of increases in compensation, payroll taxes and other employee benefits. Waterstone accounted for $1.3 million, or 34.7%, of that $3.7 million increase for the period.
Compensation, payroll taxes and other employee benefit expense increased $3.7 million, or 42.6%, to $12.5 million during the nine months ended September 30, 2006 from $8.8 million during the comparable period in 2005. Wauwatosa Savings’ salary expense increased by $1.6 million, primarily as a result of an 11% increase in the overall level of full-time equivalent staff members. Salary expense related to Waterstone totaled $1.1 million during the nine months ended September 30, 2006. There was no compensation expense related to Waterstone during the comparable period of 2005. Compensation expense related to the ESOP Plan totaled $838,000 during the nine months ended September 30, 2006. There was no expense related to the ESOP Plan during the comparable period of 2005, as the ESOP Plan did not exist until the fourth quarter of 2005. A $290,000 increase in employee health care benefits was entirely offset by a $374,000 reduction in pension benefits. The Company elected to freeze benefits accruing in the defined benefit pension plan in December 2005.
Occupancy, office furniture and equipment increased by $531,000, or 20.4%, to $3.1 million during the nine months ended September 30, 2006 from $2.6 million during the comparable period in 2005. The increase relates primarily to a new branch office located in Waukesha that opened in September 2005, as well as real estate taxes on property purchased in 2006 for new branches in Franklin, Germantown and West Allis, Wisconsin.
Data processing expense increased $580,000, or 63.0%, for the nine months ended September 30, 2006 to $1.5 million from $921,000 during the comparable period in 2005. Contract termination costs of $333,000 were recognized during the nine months ended September 30, 2006 as the result of a planned conversion of Wauwatosa Savings’ core data processor to Metavante Corporation effective February 19, 2007.
Income Taxes — The effective tax rate for the nine months ended September 30, 2006 was 36.9% as compared to 49.4% for the comparable period during 2005. The 2005 effective tax rate was abnormally high as a result of an accrual of state income taxes recorded in 2005 attributable to an ongoing dispute with the Wisconsin Department of Revenue. Wauwatosa Savings has an investment subsidiary operating in Nevada. The income earned by that corporation is not subject to tax in the state of Wisconsin nor has any such tax been paid. During the nine-month period ended September 30, 2005, an accrued liability of $2.0 million was established because the Wisconsin Department of Revenue has generally indicated that it will assess franchise taxes on certain income of such out-of-state subsidiaries. As of September 30, 2006, the Company has accrued an estimated liability of $2.9 million net of the federal deferred tax benefit of $1.6 million.
Net Income — As a result of the foregoing factors, net income for the nine months ended September 30, 2006 decreased $983,000, or 14.6%, to $5.8 million, from $6.8 million during the comparable period in 2005.

Comparison of Operating results for the Three Months Ended September 30, 2006 and 2005
General — Net income for the quarter ended September 30, 2006 totaled $906,000, or $0.03 per share, as compared to $3.4 million for the quarter ended September 30, 2005. There was no comparable earnings per share amount for the quarter ended September 30, 2005. The $2.5 million, or 73.5%, decrease in net income between the comparable quarters was the result of a decrease in net interest income, an increase in the provision for loan losses, an increase in non-interest expense, partially offset by an increase in noninterest income, and a decrease in income tax expense.
Total Interest Income — Total interest income increased $2.7 million, or 13.1%, to $23.3 million for the third quarter of 2006 as compared to $20.6 million for the third quarter of 2005. Interest income on loans increased $2.4 million, or 12.7%, to $21.3 million in the third quarter of 2006 as compared to $18.9 million for the third quarter of 2005. The increase resulted from an increase in average loan balance of $125.8 million, or 10.2%, to $1.4 billion during the three-month period ended September 30, 2006 from $1.2 billion for the comparable period in 2005. Interest income from loans was also positively affected by a 13 basis point increase in the average yield on loans to 6.21% for the three-month period ended September 30, 2006 from 6.08% for the comparable period in 2005. Much of the remaining increase in overall interest income reflected interest income from investment securities which increased $499,000, or 104.8%, to $975,000 for the third quarter ended September 30, 2006 from $476,000 for the comparable period in 2005. This was primarily due to a 91 basis point increase in the average yield on investment securities to 4.52% for the three-month period ended September 30, 2006 from 3.61% for the comparable period in 2005. The increase in yield was partially offset by a decrease in the average balance of investment securities of $18.8 million, or 14.5%, to $111.2 million during the three-month period ended September 30, 2006 from $130.1 million during the comparable period ended in 2005. Interest income was also positively affected by an increase in the average balance of other earning assets of $27.0 million, or 62.8%, to $70.1 million during the quarter ended in 2006 from $43.1 million during the comparable quarter in 2005. The increase in volume was partially offset by a 44 basis point decrease in the average yield on other earning assets to 3.89% for the quarter ended September 30, 2006 from 4.33% during the comparable quarter in 2005.
Total Interest Expense — Total interest expense increased by $3.9 million, or 37.7%, to $14.1 million in the third quarter of 2006 from $10.2 million in the third quarter of 2005. This increase was the result of an increase in both the rate paid on deposits and borrowings and an increase in average borrowings outstanding.
Interest expense on deposits increased $1.8 million, or 19.2%, to $11.1 million for the third quarter of 2006 from $9.3 million during the comparable period in 2005, as a result of an increase in the cost of deposits, which was partially offset by a decrease in average deposits outstanding. The cost of total average deposits increased by 82 basis points to 4.14% for the quarter ended September 30, 2006 as compared to 3.32% for the quarter ended September 30, 2005. As market interest rates (in particular short-term interest rates) increased, it was necessary to increase the interest rates we offered on deposits to attract and retain new deposits, thereby increasing our cost of deposits.
Interest expense on borrowings increased $2.1 million, or 220.6%, to $3.0 million for the third quarter of 2006 from $943,000 during the comparable period in 2005. This increase was the result of increased average borrowings outstanding plus an increase in our weighted average cost of borrowings. The cost of advances from the Federal Home Loan Bank and of federal funds purchased increased 88 basis points to 4.35% for the quarter ended September 30, 2006 as compared to 3.47% for the quarter ended September 30, 2005.
Net Interest Income — Net interest income decreased $1.2 million, or 11.2%, in the third quarter of 2006 as compared to the same period in 2005. The decrease resulted primarily from a 64 basis point decrease in the net interest rate spread to 1.85% for the quarter ended September 30, 2006 from 2.49% for the comparable period in 2005. The 64 basis point decrease in the net interest rate spread resulted from an 83 basis point increase in the cost of interest bearing liabilities, which was partially offset by a 19 basis point increase in the yield on interest earning assets. Consistent with industry trends, the Company has experienced net interest margin compression as the yield curve continues to flatten and invert. In addition to the flattening yield curve, net interest margin has been compressed as the repricing of interest bearing liabilities has outpaced that of interest earning assets. This decrease was partially offset by an increase in net average earning assets of $10.3 million, or 5.6%, to $193.3 million for the quarter ended September 30, 2006 from $183.0 million from the comparable period in 2005.
Provision for Loan Losses — The provision for loan losses totaled $1.2 million during the quarter ended September 30, 2006 as compared to $209,000 for the quarter ended September 30, 2005. The provision for loan losses recorded during the third quarter of fiscal 2006 was reflective of a continued increase in classified assets and specific loan loss provisions identified and recognized during the quarter ended September 30, 2006.
Noninterest Income — Total noninterest income increased $244,000, or 24.8%, to $1.2 million for the third quarter of 2006 from $985,000 during the comparable period in 2005. The increase resulted primarily from increases in rental income of $101,000 and prepayment penalties on mortgage loans of $91,000. In September 2006, $26.7 million of investment securities with unrealized losses approximating $784,000 were designated for sale. The related realized and unrealized losses were recognized as reductions to income in September. Management intends to use the proceeds from the sales to enhance future investment yield. This transaction was analyzed and executed in conjunction with the semi-annual Board of Directors meeting of the Wauwatosa Savings investment subsidiary. The size of the transaction was limited by federal capital gains available to offset capital losses incurred as a result of the sales. Losses on the sale and impairment of investment securities of $784,000 were fully offset by Waterstone mortgage banking income and Waterstone other income in 2006. None of these items were present in the quarter ended September 30, 2005.
Noninterest Expense — Noninterest expense increased $2.0 million, or 35.1%, to $7.8 million during the quarter ended September 30, 2006 compared to $5.8 million during the quarter ended September 30, 2005. The increase in noninterest expense resulted primarily from an increase in compensation, payroll taxes and other employee benefits. Noninterest expense attributable to Waterstone for the quarter ended September 30, 2006 totaled $731,000, or 36.2%, of the $2.0 million increase.
Compensation, payroll taxes and other employee benefit expense increased $1.4 million, or 44.9%, to $4.4 million in the third quarter of 2006 from $3.0 million during the comparable period in 2005. Wauwatosa Savings’ salary expense increased by $537,000, primarily as a result of an 11% increase in the overall level of full-time equivalent staff members. Salary expense related to Waterstone totaled $502,000 during the third quarter of 2006. There was no comparable expense during the second quarter of 2005. Compensation expense related to the ESOP Plan totaled $324,000 during the third quarter of 2006. There was no comparable expense during the third quarter of 2005, as the ESOP Plan did not exist until the fourth quarter of 2005. An increase of $51,000 in employee health care benefits was offset by a $148,000 reduction in pension expense. The Company elected to freeze the benefits accruing in the defined benefit pension plan in December of 2005.
Occupancy, office furniture and equipment increased by $305,000, or 36.4%, to $1.1 million during the third quarter of 2006 from $837,000 during the comparable period in 2005. The increase related primarily to a new branch office located in Waukesha that opened in September 2005 plus real estate taxes on property purchased in 2006 for new branches in Franklin, Germantown and West Allis, Wisconsin.
Data processing expense increased $359,000, or 102.9%, during the third quarter of 2006 to $708,000 from $349,000 during the comparable period in 2005. Contract termination costs of $312,000 were recognized during the nine months ended September 30, 2006 as the result of a planned conversion of Wauwatosa Savings’ core data processor to Metavante Corporation effective February 19, 2007.
Income Taxes — The effective tax rate for the third quarter of 2006 was 37.2%, compared to 36.2% for the third quarter of 2005.
Net Income — As a result of the foregoing factors, net income for the three months ended September 30, 2006 decreased $2.5 million, or 73.5%, to $906,000, from $3.4 million during the comparable period in 2005.
Comparison of Financial Condition at September 30, 2006 and December 31, 2005
Total Assets — Total assets increased by $180.9 million, or 12.0%, to $1.7 billion at September 30, 2006 from $1.5 billion at December 31, 2005. The increase in total assets resulted primarily from increases in cash and cash equivalents and continued growth of the loan portfolio.
Cash and Cash Equivalents — Cash and cash equivalents increased by $125.9 million to $142.2 million at September 30, 2006 from $15.7 million at December 31, 2005. The increase was the direct result of $100 million in Federal Home Loan Bank advances that were taken to pre-fund operations, year-end tax escrow disbursements and upcoming wholesale funding maturities. In the current interest rate environment, this transaction resulted in arbitrage earnings of approximately 0.84% when investing the proceeds of the Federal Home Loan Bank advances, with an average cost of 4.32%, in short-term Federal Home Loan Bank time deposits, with an average yield of 5.16%.
Loans Held for Sale — Loans held for sale totaled $2.9 million as of September 30, 2006. This represents mortgage loans originated by Waterstone that will be sold in the secondary market.

As Wauwatosa Savings has not historically originated loans for sale in the secondary market, and Waterstone was not purchased until February 2006, there is no comparable balance as of December 31, 2005.
Loans Receivable — Loans receivable increased $48.4 million, or 3.7%, to $1.4 billion at September 30, 2006 from $1.3 billion at December 31, 2005, primarily as a result of an increase in residential mortgage loans. Of the total increase in loans receivable, $31.4 million, or 64.3% was attributable to residential mortgage loans, of which $28.6 million was secured by over four-family residential properties and $4.3 million was secured by single family residential properties. An additional $13.6 million of the overall increase in loans receivable was attributable to construction loans.
The following table shows loan origination, purchasing and principal repayment activity during the periods indicated.

	As of or for the	As of or for the
	Nine Months Ended	Six Months Ended
	September 30, 2006	December 31, 2005
	(In Thousands)
Total loans at beginning of period	$1,393,096	1,299,812
Real estate loans originated:
Residential (1) Single family	60,717	81,397
Two- to four-family	46,835	52,030
Over four-family	88,361	95,734
Construction	36,715	43,865
Commercial	9,156	2,658
Land	7,883	10,451

Total loans originated	249,667	286,135
Other loans — net activity	(7)	(43)
Principal repayments	(201,083)	(192,808)

Net loan activity	48,577	93,284

Total loans at end of period	$1,441,673	1,393,096

(1)	Residential mortgage loans include home equity loans and home equity lines of credit.
Office Properties and Equipment — Office properties and equipment increased $6.1 million, or 24.6%, to $31.2 million at September 30, 2006 from $25.0 million at December 31, 2005. The increase was attributable to the purchase of a building in West Allis, Wisconsin for $2.8 million and land in Franklin and Germantown, Wisconsin, totaling $2.1 million for expansion of our branch network. In addition, $1.6 million has been incurred with respect to the Franklin branch which opened in September and $3.2 million has been incurred with respect to the Germantown and West Allis branches due to open in 2006 and 2007 respectively.

Federal Home Loan Bank Stock — Federal Home Loan Bank stock increased by $3.0 million, or 21.1%, to $17.5 million at September 30, 2006 from $14.5 million at December 31, 2005. This increase is the direct result of the increase in Federal Home Loan Bank advances outstanding at September 30, 2006 as compared to December 31, 2005. Minimum stock ownership is based on a combination of member bank mortgage loans and Federal Home Loan Bank advances outstanding. Wauwatosa Savings owns the minimum required amount of stock. Dividends paid by the Federal Home Loan Bank of Chicago averaged 3.07% for the first three quarters of 2006.
Prepaid Expenses and Other Assets — Prepaid expenses and other assets increased by $2.3 million, or 23.9%, to $12.1 million at September 30, 2006 from $9.8 million at December 31, 2005. The biggest single increase was for deferred federal and state income taxes which increased by $1.1 million from December 31, 2005 to September 30 2006. In addition, $882,000 of Waterstone assets are included in the September 30, 2006 total. There were no comparable assets at December 31, 2005.
Deposits — Total deposits increased $15.8 million, or 1.5%, to $1.1 billion at September 30, 2006 from $1.0 billion at December 31, 2005. Total money market and savings deposits increased $53.3 million, or 158.7%, to $86.8 million at September 30, 2006 from $33.6 million at December 31, 2005. Partially offsetting the overall increase in money market and savings deposits, demand deposits decreased $22.8 million, or 27.8%, to $59.4 million at September 30, 2006 from $82.3 million at December 31, 2005. The development and promotion of competitive retail and business money market accounts resulted in the significant increase in money market account balances during the period ended September 30, 2006. The increase in money market account balances included amounts transferred from existing demand accounts.
Federal Home Loan Bank Advances — Total Federal Home Loan Bank advances increased $147.8 million, or 73.5%, to $349.0 million at September 30, 2006 from $201.2 million at December 31, 2005. The increase was the direct result of $100 million in Federal Home Loan Bank advances that were taken to pre-fund operations, year-end tax escrow disbursements and upcoming wholesale funding maturities. In the current rate environment, the pre-funding resulted in arbitrage earnings of approximately 0.84% when investing the proceeds of the Federal Home Loan Bank advances with an average cost of 4.32% in short-term Federal Home Loan Bank time deposits with an average yield of 5.16%.
Advance Payments by Borrowers for Taxes — Advance payments by borrowers for taxes and insurance increased $24.7 million to $24.9 million at September 30, 2006 from $181,000 at December 31, 2005. The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out, primarily in December.
Other Liabilities — Other liabilities decreased $14.6 million, or 45.0%, to $17.9 million at September 30, 2006 from $32.5 million at December 31, 2005. The decrease, which is seasonally normal, was primarily due to a decrease in outstanding checks related to advance payments by borrowers for taxes. The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out, primarily in December. The outstanding checks remain classified as another liability until paid. The balance of these outstanding checks was $21,000 at September 30, 2006 and $16.4 million at December 31, 2005.
Shareholders’ Equity — Shareholders’ equity increased $7.2 million, or 3.1%, to $238.9 million at September 30, 2006 from $231.7 at December 31, 2005. The increase was primarily attributable to net income for the nine months ended September 30, 2006, which totaled $5.8 million partially offset by the increase in unearned ESOP shares and by accumulated other comprehensive loss. Accumulated other comprehensive loss is the estimated unrealized loss attributable to the decline in market value of investment securities during the current rising interest rate environment.
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

	Three Months Ended September 30,
	2006				2005
			Interest and				Interest and
	Average Balance		Dividends	Yield/Cost	Average Balance		Dividends	Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,360,697	(1)	$21,313	6.21%	1,234,933	(1)	$18,917	6.08%
Available for sale securities(2)	111,241		1,266	4.52	130,085		1,183	3.61
Other earning assets	70,134		687	3.89	43,093		470	4.33

Total interest-earning assets	1,542,072		23,266	5.99	1,408,111		20,570	5.80

Noninterest-earning assets	72,796				65,868

Total assets	$1,614,868				$1,473,979

Interest-bearing liabilities:
Demand and money market accounts	$115,723		$811	2.78	$96,954		366	1.50
Savings accounts	20,671		26	0.50	24,107		30	0.49
Certificates of deposit	923,379		10,215	4.39	985,999		8,878	3.57

Total interest-bearing deposits	1,059,773		11,052	4.14	1,107,060		9,274	3.32
Advances from the Federal Home Loan Bank	275,209		3,017	4.35	104,016		910	3.47
Other interest-bearing liabilities	13,742		21	0.61	14,023		47	1.33

Total interest-bearing liabilities	1,348,724		14,090	4.14	1,225,099		10,231	3.31

Noninterest-bearing liabilities	30,352				113,922

Total liabilities	1,379,076				1,339,021
Equity	235,792				134,958

Total liabilities and equity	$1,614,868				$1,473,979

Net interest income			9,176				10,339

Net interest rate spread (3)				1.85%				2.49%
Net interest-earning assets (4)	$193,348				$183,012

Net interest margin (5)			2.36%				2.91%
Average interest-earning assets to average interest-bearing liabilities			114.34%				114.94%

(1)	Includes net deferred loan fee amortization income of $223 and $285 for the three months ended September 30, 2006 and 2005, respectively.

(2)	Average balance of available for sale securities is based on amortized historical cost.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2006				2005
			Interest and				Interest and
	Average Balance		Dividends	Yield/Cost	Average Balance		Dividends	Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,347,925	(1)	$62,314	6.18%	$1,198,857	(1)	54,421	6.07%
Available for sale securities(2)	116,583		3,958	4.54	102,284		2,840	3.71
Other earning assets	40,633		1,270	4.18	29,254		1,008	4.61

Total interest-earning assets	1,505,141		67,542	6.00	1,330,395		58,269	5.86

Noninterest-earning assets	66,568				56,580

Total assets	$1,571,709				$1,386,975

Interest-bearing liabilities:
Demand and money market accounts	$105,255		1,865	2.37	$90,463		852	1.26
Savings accounts	20,882		78	0.50	23,998		90	0.50
Certificates of deposit	934,132		28,786	4.12	982,539		25,492	3.47

Total interest-bearing deposits	1,060,269		30,729	3.87	1,097,000		26,434	3.22
Advances from the Federal Home Loan Bank	241,856		7,751	4.28	97,947		2,440	3.33
Other interest-bearing liabilities	10,697		236	2.95	9,200		135	1.96

Total interest-bearing liabilities	1,312,822		38,716	3.94	1,204,147		29,009	3.22

Noninterest-bearing liabilities	22,876				49,924

Total liabilities	1,335,698				1254,071
Equity	236,011				132,904

Total liabilities and equity	$1,571,709				$1,386,975

Net interest income			28,826				29,260

Net interest rate spread (3)				2.06%				2.64%
Net interest-earning assets (4)	$192,319				$126,248

Net interest margin (5)			2.56%				2.94%
Average interest-earning assets to average interest-bearing liabilities			114.65%				110.48%

(1)	Includes net deferred loan fee amortization income of $614 and $713 for the nine months ended September 30, 2006 and 2005, respectively.

(2)	Average balance of available for sale securities is based on amortized historical cost.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006 versus 2005			2006 versus 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable(1) (2)	$1,991	405	2,396	$8,478	(585)	7,893
Securities interest and income from other earning assets(3)	(70)	(230)	(300)	3,432	(2,052)	1,380

Total interest-earning assets	2,061	635	2,696	11,910	(2,637)	9,273

Interest expense:
Demand and Money Market accounts	52	393	445	(116)	1,129	1,013
Savings accounts	(4)	0	(4)	(12)	0	(12)
Certificates of deposit	(585)	1,923	1,338	20	3,274	3,294

Total interest-bearing deposits	(537)	2,316	1,779	(108)	4,403	4,295
FHLB Advances	1,950	157	2,107	6,017	(706)	5,311
Other interest-bearing liabilities	(1)	(26)	(27)	(27)	128	101

Total interest-bearing liabilities	1,412	2,447	3,859	5,882	3,825	9,707

Net change in net interest income	$649	(1,812)	(1,163)	$6,028	(6,462)	(434)

(1)	Includes net deferred loan fee amortization income of $223, $285, $615 and $713 for the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005, respectively.

(2)	Non-accrual loans have been included in average loans receivable balance.

(3)	Average balance of available for sale securities is based on amortized historical cost.

ASSET QUALITY
The following table summarizes non-performing loans and assets:
NON-PERFORMING LOANS AND ASSETS

	At September 30,	At December 31,
	2006	2005
	(Dollars in Thousands)
Non-accrual loans:
Residential (1)
Single family	$7,830	5,654
Two- to four-family	3,377	3,386
Over four-family	6,102	6,703
Construction	3,615	760
Commercial	323	962
Land	552	600

Total non-performing loans	21,799	18,065
Real estate owned	691	215

Total non-performing assets	$22,490	18,280

Total non-performing loans to total loans receivable	1.61%	1.38%
Total non-performing loans to total assets	1.29%	1.20%
Total non-performing assets to total assets	1.33%	1.21%

(1)	Residential mortgage loans include home equity loans and home equity lines of credit.
Total non-performing loans increased by $3.7 million, or 20.7%, to $21.8 million as of September 30, 2006, compared to $18.3 million as of December 31, 2005, primarily as a result of an increase in non-performing construction loans. Of the total increase in non-performing construction loans, $3.3 million relates to three loans on which management has established $777,000 in specific loan loss reserves based on estimated net realizable values.

A summary of the allowance for loan losses is shown below:

	At or for the Nine	At or for the Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2005
	(Dollars in Thousands)
Balance at beginning of period	$5,250	3,737
Provision for loan losses	1,844	1,084
Charge-offs:
Residential (1)
Single family	88	—
Two- to four-family	160	—
Over four-family	—	—
Construction	—	—
Commercial	3	4
Land	—	—
Other loans	7	12

Total charge-offs	258	16
Total recoveries	257	1

Net charge-offs	1	15

Allowance at end of period	$7,093	4,806

Ratios:
Allowance for loan losses to non-performing loans at end of period	32.54%	32.38%
Allowance for loan losses to loans receivable at end of period	0.52%	0.38%
Net charge-offs to average loans outstanding (annualized)	0.00%	0.00%

(1)	Residential loans include home equity loans and home equity lines of credit.
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
Impact of Inflation and Changing Prices
The financial statements and accompanying notes of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.
Liquidity and Capital Resources
We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Our liquidity ratio averaged 1.8% for both the nine months ended September 30, 2006 and 2005. The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans. We also adjust liquidity as appropriate to meet asset and liability management objectives. The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the full Asset/Liability Committee. Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.
Regulatory liquidity, as required by the Wisconsin Department of Financial Institutions, is based on current liquid assets as a percentage of the prior month’s average deposits and short-term borrowings. Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings. Wauwatosa Savings’ primary and total regulatory liquidity at September 30, 2006 was 13.7% and 21.0%, respectively.
Our primary sources of liquidity are deposits, amortization and prepayment of loans, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competitors. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term, interest-earning assets, which provide liquidity to meet lending requirements. Additional sources of liquidity used for the purpose of managing long- and short-term cash flows include $65 million in federal funds lines of credit with four commercial banks and advances from the Federal Home Loan Bank of Chicago.
A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2006 and 2005, respectively,

$142.2 million and $364.4 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, federal funds purchased and advances from the Federal Home Loan Bank of Chicago.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
During the nine months ended September 30, 2006 and 2005, loan originations, net of collected principal, totaled $49.9 million and $118.2 million, respectively, reflecting net growth in our portfolio. Growth has declined in 2006 with the rise in short-term interest rates and the decline in residential real estate transactions.
Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Deposits increased by $15.8 million for the nine months ended September 30, 2006 primarily as the result of competitive pricing offered on money market accounts.
Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds. At September 30, 2006, we had $349.0 million in advances from the Federal Home Loan Bank of Chicago, of which $31.5 million was due within 12 months, and an additional available borrowing limit of $153.7 million based on collateral requirements of the Federal Home Loan Bank of Chicago.
At September 30, 2006, we had outstanding commitments to originate loans of $51.3 million, unfunded commitments under construction loans of $83.0 million and unfunded commitments under lines of credit and standby letters of credit of $34.4 million. At September 30, 2006, certificates of deposit scheduled to mature in one year or less totaled $674.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, that as of September 30, 2006, the Company met all capital adequacy requirements to which it is subject.
As of September 30, 2006 the most recent notification from the Federal Deposit Insurance Corporation categorized the Wauwatosa Savings as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Wauwatosa Savings must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Wauwatosa Savings’ category.
As a state-chartered savings bank, the Wauwatosa Savings is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.
The actual capital amounts and ratios for the Company and Wauwatosa Savings as of September 30, 2006 are presented in the table below:

	September 30, 2006
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Wauwatosa Holdings

Total capital (to risk-weighted assets)	$246,174	21.32%	92,391	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)	239,171	20.71%	46,195	4.00%	N/A	N/A
Tier I capital (to average assets)	239,171	14.85%	64,402	4.00%	N/A	N/A

Wauwatosa Savings
Total capital (to risk-weighted assets)	$200,812	18.11%	88,700	8.00%	110,875	10.00%
Tier I capital (to risk-weighted assets)	193,976	17.50%	44,350	4.00%	66,525	6.00%
Tier I capital (to average assets)	193,976	12.22%	63,484	4.00%	79,355	5.00%
State of Wisconsin (to total assets) (2)	193,976	11.78%	98,778	6.00%	N/A	N/A

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

(2)	State of Wisconsin regulatory capital requirements are not applicable at the bank holding company level.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
The following tables present information indicating various contractual obligations and commitments of Wauwatosa Savings as of September 30, 2006 and the respective maturity dates.
Contractual Obligations

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Deposits without a stated maturity	$146,281	146,281	—	—	—
Certificates of deposit	915,118	674,323	201,188	33,195	6,412
Federal Home Loan Bank advances (1)	349,003	31,531	72,472	25,000	220,000
Operating leases (2)	386	121	239	26	—
Capital lease	4,050	300	3,750	—	—
Salary continuation agreements	3,426	449	1,152	848	977

	$1,418,264	853,005	278,801	59,069	227,389

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans. Excludes interest which will accrue on the advances.

(2)	Represents non-cancelable operating leases for offices.
     The following table details the amounts and expected maturities of significant off-balance sheet commitments as of September 30, 2006.
Other Commitments

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$51,316	51,316	—	—	—
Unused portion of home equity lines of credit (2)	33,715	33,715	—	—	—
Unused portion of construction loans (3)	82,986	82,986	—	—	—
Standby letters of credit	696	667	9	20	—

Total Other Commitments	$168,713	168,684	9	20	—

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
General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits and Federal Home Loan Bank advances. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, Wauwatosa Savings’ Board of Directors has established an Asset/Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee meets at least weekly to review our asset/liability policies and interest rate risk position, which are evaluated quarterly.
We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that existed in recent years, we implemented the following strategies to manage our interest rate risk: (i) emphasized variable rate loans including variable rate one- to four-family, and commercial loans as well as three- to five- year commercial balloon loans, (ii) reduced and shortened the expected average life of the investment portfolio; and (iii) whenever possible, lengthened the term structure of our deposit base and our borrowings from the Federal Home Loan Bank of Chicago. These measures should reduce the volatility of our net interest income in changing interest rate environments.
Income Simulation. Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time. At least quarterly we review the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2006 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage-related assets that may in turn affect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the expected average lives of our assets would tend to lengthen more than the expected average lives of our liabilities and, therefore, would most likely result in an increase to our liability sensitive position.

Percentage
Increase (Decrease) in Estimated Net
Annual Interest Income
Over 24 Months
300 basis point increase in rates	(19.40)%
200 basis point increase in rates	(11.86)
100 basis point increase in rates	(5.36)
100 basis point decrease in rates	4.22
Wauwatosa Savings’ Asset/Liability policy limits projected changes in net average annual interest income to a maximum variance of (10%) to (50%) for various levels of interest rate changes measured over a 24-month period when compared to the flat rate scenario. In addition, projected changes in the capital ratio are limited to (.15%) to (1.00%) for various levels of changes in interest rates when compared to the flat rate scenario. These limits are re-evaluated on a periodic basis and may be modified, as appropriate. Because our balance sheet is liability sensitive, income is projected to decrease proportionately with increases in interest rates. At September 30, 2006, a 300 basis point immediate and instantaneous increase in interest rates had the effect of reducing forecasted net interest income by 19.40%, while a 100 basis point decrease in rates had the affect of increasing net interest income by 4.22%. At September 30, 2006, a 300 basis point immediate and instantaneous increase in interest rates had the effect of reducing the forecasted return on assets by 0.28%, while a 100 basis point decrease in rates had the effect of increasing the return on assets by 0.06%. At September 30, 2006, a 300 basis point immediate and instantaneous increase in interest rates had the effect of reducing the capital ratio by 0.26%, while a 100 basis point decrease in rates had the effect of increasing the capital ratio by 0.06%. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2006, we believe that any liability arising from the resolution of any pending legal proceedings will not be material to our financial condition or results of operations.
Item 6. Exhibits
     (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAUWATOSA HOLDINGS, INC.

(Registrant)

Date: October 31, 2006
/s/Donald J. Stephens

Donald J. Stephens
Chairman and Chief Executive Officer

Date: October 31, 2006
/s/ Richard C. Larson

Richard C. Larson
Chief Financial Officer

EXHIBIT INDEX
WAUWATOSA HOLDINGS, INC.
Form 10-Q for Quarter Ended September 30, 2006

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