Form 10-K
period 2006-12-31
Wauwatosa Holdings, Inc.
filed 2007-03-16
CIK 1329517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Common Stock, $0.01 Par Value
(Title of class)
Securities registered pursuant to Section 12(g) of the Act:
NONE
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).
Yes ☐     No ☑
As of February 28, 2007, 33,265,483 shares of Common Stock were validly issued and outstanding. The aggregate market value of the Common Stock (based upon the $17.06 last sale price quotation on The Nasdaq Global Select Market® on June 30, 2006, the end of our second fiscal quarter) held by non-affiliates (excluding shares reported as beneficially owned by directors and executive officers and unallocated shares of the Employee Stock Ownership Plan; does not constitute an admission as to affiliate status) was approximately $564.3 million.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which
Document	Portions of Document are Incorporated
Proxy Statement for Annual Meeting of	Part III
Shareholders on May 16, 2007

WAUWATOSA HOLDINGS, INC.
FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2006

Part 1
     Wauwatosa Holdings, Inc. and its subsidiaries, including Wauwatosa Savings Bank, are referred to herein as the “Company,” “Wauwatosa Holdings,” or “we.”
Item 1. Business
Introduction
     Wauwatosa Holdings, Inc. is a corporation organized under the laws of the State of Wisconsin. The Company was formed as part of the reorganization of Wauwatosa Savings Bank into mutual holding company form in October 2005. As part of the reorganization, Wauwatosa Holdings was formed as a mid-tier stock holding company, Lamplighter Financial, MHC was formed as a Wisconsin mutual holding company and Wauwatosa Savings Bank was converted from a mutual to a stock savings bank. In connection with the reorganization, Wauwatosa Holdings sold approximately 30% of its stock in a subscription offering, contributed approximately 1.65% of its common stock to a charitable foundation, and issued the remaining approximately 68.35% to Lamplighter Financial, MHC. As a result of the reorganization, Wauwatosa Holdings owns all of the stock of Wauwatosa Savings and, in turn, is majority owned by Lamplighter Financial, MHC. In this report, we refer to Wauwatosa Savings Bank, both before and after the reorganization, as “Wauwatosa Savings” or the “Bank.”
     On February 21, 2007, the Company announced that its board of directors had approved a plan of charter conversion to change the Company charter to that of a federal corporation regulated exclusively by the Office of Thrift Supervision (OTS). Similarly, the board of directors of the Company’s mutual holding company parent, Lamplighter Financial, MHC also approved a plan of conversion to convert its charter to a federal corporation. The Company charter conversion is subject to approval by the OTS and the Company’s shareholders.
     The Company maintains a website at www.wsbonline.com. We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as is reasonably practical after the Company electronically files those materials with, or furnishes them to, the Securities and Exchange Commission. You may access those reports by following the links under “Investor Relations” at the Company’s website.
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
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	legislative or regulatory changes that adversely affect our business;

•	changes in our organization, compensation and benefit plans;

•	our ability to enter new markets successfully and take advantage of growth opportunities;

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	significantly increased competition among depository and other financial institutions;

•	adverse changes in the securities markets;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and

•	changes in consumer spending, borrowing and savings habits.
     See also the factors regarding future operations discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” below.
BUSINESS OF WAUWATOSA SAVINGS BANK
General
     Our principal business consists of attracting deposits from the general public in the areas surrounding our main office location in Wauwatosa, Wisconsin, a suburb of Milwaukee, and our seven other banking offices and our nine automated teller machines (“ATM”), including stand-alone ATM facilities, located in Milwaukee, Washington and Waukesha Counties, Wisconsin.
     We invest those deposits, together with funds generated from operations, primarily in residential real estate mortgage loans. At December 31, 2006, residential real estate mortgage loans comprised 82.5% of our total loans receivable. On that same date, our residential real estate mortgage loan portfolio was comprised of loans secured by single family homes (32.7%), two-to four-family homes (17.3%), and over four-family buildings (32.4%). The remainder of loans receivable consists of construction mortgages, commercial mortgages and mortgages on land.
     Our revenues are derived principally from interest on loans and securities. Our primary sources of funds are deposits and principal and interest payments on loans and securities. We also borrow from the Federal Home Loan Bank of Chicago.

Business Strategy
     Our business strategy is to operate a well-capitalized and profitable community bank dedicated to providing quality customer service. Our principal business activity historically has been the origination of one- to four-family residential mortgage loans. More recently, we have increased our efforts to originate loans secured by commercial real estate, including over four-family properties. There can be no assurances that we will successfully implement our business strategy.
     Highlights of our business strategy are as follows:
•	Remaining a Community-Oriented Institution. We were established in Wauwatosa, Wisconsin, a suburb of Milwaukee, in 1921, and have been operating continuously since that time. We have been, and continue to be, committed to meeting the financial needs of the communities we serve, and we are dedicated to providing quality personal service to our customers. Our focus will be to retain our mutual holding company form of organization consistent with our historical, community-oriented focus.

•	Continuing Emphasis on Residential Real Estate Lending. We intend to continue our emphasis on the origination of residential real estate loans, especially over four-family loans. Current loans-to-one borrower limitations cap the amount of credit that we can extend to a single or affiliated group of investors/developers at 15% of Wauwatosa Savings’ capital. Following our stock offering, we have been able to serve over four-family borrowers with larger lending needs and to originate larger commercial real estate loans than we had in the past. We provide long-term, fixed-rate loans and indexed, adjustable mortgage loan products to our owner-occupied residential mortgage customers.

•	Expansion within Our Market Area. Wauwatosa Savings’ growth in recent years has been achieved through the origination of real estate mortgages funded primarily by fixed-term deposits. We currently operate seven banking offices. In 2006, we opened two new full service branches, one in the city of Franklin, Wisconsin and the other in the village of Germantown, Wisconsin. We plan to expand our branch network in the near future by adding one to two branches each year within our existing market area defined as Milwaukee and Waukesha counties and each of the other six contiguous counties. The first new branch office that we expect to open in calendar 2007 will be located in the City of West Allis, Wisconsin.

•	Maintaining High Asset Quality. We have emphasized maintaining strong asset quality by following conservative underwriting criteria. This goal was emphasized in 2006 by establishing a loan approval committee, by adding a credit underwriting function and by adding a credit review function.

•	Expansion of Product Offerings. We intend to broaden the line of both retail and commercial product offerings in the upcoming years. In 2006, we purchased Waterstone Mortgage Corporation, a mortgage broker with offices located in Wisconsin and Michigan. This acquisition expands both the types of mortgage loan products offered and the geographical coverage for those products. In addition, we began originating commercial loans in 2006. A commercial lending department is being formally added to the Bank in March 2007.

Competition
     We face competition within our market area both in making real estate loans and attracting deposits. Milwaukee and Waukesha Counties have a high concentration of financial institutions including large commercial banks, community banks and credit unions. As of June 30, 2006, based on the FDIC’s annual Summary of Deposits Report, our market share of deposits represented 3.2% of deposits in Milwaukee County, the 5th largest market share in that county, and 2.7% of deposits in Waukesha County, the 13th largest market share in that county.
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
Market Area
     The Bank’s market area is broadly defined as the Milwaukee, Wisconsin metropolitan market geographically located in the southeast corner of the state. More specifically, our current target market is based in Milwaukee and Waukesha Counties and includes each of the five surrounding counties, Ozaukee, Washington, Jefferson, Walworth and Racine. The Bank has three branch offices in Milwaukee County, three branch offices in Waukesha County and one branch office in Washington County. At June 30, 2006, 43.0% of total bank deposits in the state of Wisconsin were located in the seven county metropolitan Milwaukee market.
     Our primary market area for deposits includes the communities in which we maintain our banking office locations. Our primary lending area is broader than our primary deposit market area and includes all of the target market noted above but extends further west to the Madison, Wisconsin market and further north to the Appleton and Green Bay, Wisconsin markets. In addition, our mortgage banking operation has offices in Pewaukee, Lake Geneva, Madison and Delafield, Wisconsin and Livonia, Michigan.
Lending Activities
     The scope of the discussion included under the “Lending Activities” heading is limited to lending operations at the Bank. A discussion related to lending activities at Waterstone Mortgage Corporation is included under the heading “Mortgage Banking Activities.”
     Historically, our principal lending activity has been the origination of mortgage loans for the purchase or refinancing of residential real estate. Generally, we retain all loans that the Bank originates. Single family residential real estate loans represented $472.9 million, or 32.7%, of our total loan portfolio at December 31, 2006. Two- to four-family residential real estate mortgage loans represented $250.6 million, or 17.3%, of our total loan portfolio at December 31, 2006. Over four-family residential real estate mortgage loans represented $468.8 million, or 32.4%, of our total loan portfolio at December 31, 2006. We also offer construction loans, commercial real estate loans, commercial loans and land loans. At December 31, 2006, construction loans, commercial real estate, commercial and land loans totaled $175.2 million, $46.6 million, $2.7 million and $28.0 million or 12.1%, 3.2%, 0.2% and 1.9% respectively, of our total loan portfolio.

     Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in dollar amounts and in percentage of the total portfolio at the dates indicated.

	2006		2005		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real estate loans:
Residential (1)
Single family	472,852	32.74%	$469,395	33.69%	$430,333	33.11%	$391,864	34.60%	$357,212	36.63%	$371,754	40.21%
Two- to four-family	250,571	17.34%	256,270	18.40%	251,268	19.33%	224,765	19.85%	203,655	20.88%	185,218	20.04%
Over four-family	468,750	32.44%	443,528	31.84%	407,601	31.36%	340,753	30.09%	287,589	29.49%	262,310	28.38%
Construction	175,165	12.12%	165,516	11.88%	149,540	11.50%	110,495	9.76%	75,535	7.74%	66,918	7.24%
Commercial	46,610	3.23%	34,543	2.48%	36,586	2.81%	46,138	4.07%	43,895	4.50%	28,552	3.09%
Land	27,951	1.93%	23,685	1.70%	24,282	1.87%	18,307	1.62%	7,195	0.74%	9,434	1.02%
Commercial	2,657	0.18%	—	—	—	—	—	—	—	—	—	—
Other loans	227	0.02%	159	0.01%	202	0.02%	186	0.01%	214	0.02%	214	0.02%

Total loans	1,444,783	100.00%	1,393,096	100.00%	1,299,812	100.00%	1,132,508	100.00%	975,295	100.00%	924,400	100.00%

Undisbursed loan proceeds	(67,390)		(82,712)		(77,484)		(61,904)		(29,173)		(23,947)
Net deferred loan fees and premiums	(4,486)		(4,366)		(4,161)		(3,631)		(3,099)		(2,576)
losses	(7,195)		(5,250)		(4,606)		(3,378)		(2,970)		(2,479)

Loans, net	$1,365,712		$1,300,768		$1,213,561		$1,063,594		$940,053		$895,398

(1)	Residential mortgage loans include home equity loans and home equity lines of credit.

     Loan Portfolio Maturities and Yields. The following table summarizes the final maturities of our loan portfolio at December 31, 2006. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based upon the final contractual payment dates and do not reflect the impact of prepayments and scheduled monthly payments that will occur.

			Residential (1)
	Single Family		Two- to four-family		Over four-family		Construction		Commercial Real Estate		Land
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
Maturity Date	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Jan 1, 2007 – Dec 31, 2007	15,406	6.80%	26,505	6.42%	48,081	6.09%	78,082	6.43%	426	6.85%	8,658	6.47%
Jan 1, 2008 – Dec 31, 2008	25,995	6.37%	50,803	6.36%	110,914	6.12%	22,315	6.73%	6,741	6.03%	2,744	6.47%
Jan 1, 2009 – Dec 31, 2009	24,070	6.94%	65,681	6.90%	93,281	6.57%	11,497	6.51%	16,925	6.71%	4,188	6.53%
Jan 1, 2010 – Dec 31, 2010	2,171	8.00%	2,535	6.92%	13,498	6.25%	9,497	6.36%	1,220	7.10%	—	—
Jan 1, 2011 – Dec 31, 2011	16,904	8.00%	1,616	6.89%	10,284	6.72%	—	—	1,964	6.74%	—	—
Jan 1, 2012 and thereafter	388,306	5.92%	103,431	6.12%	192,692	6.46%	53,774	5.94%	19,334	6.09%	12,361	7.10%

Total	$472,852	6.11%	$250,571	6.42%	$468,750	6.36%	$175,165	6.32%	$46,610	6.37%	$27,951	6.76%

	Commercial Business		Consumer		Total Loans
		Weighted		Weighted		Weighted
Maturity Date	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Jan 1, 2007 – Dec 31, 2007	—	—	$227	7.00%	$177,385	6.36%
Jan 1, 2008 – Dec 31, 2008	1,290	9.25%	—	—	220,802	6.28
Jan 1, 2009 – Dec 31, 2009	—	—	—	—	215,642	6.72
Jan 1, 2010 – Dec 31, 2010	—	—	—	—	28,921	6.51
Jan 1, 2011 – Dec 31, 2011	—	—	—	—	30,768	7.43
Jan 1, 2012 and thereafter	1,367	7.38%	—	—	771,265	6.11

Total	$2,657	8.29%	$227	7.00%	$1,444,783	6.30%

(1)	Residential mortgage loans include home equity loans and home equity lines of credit.

     The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2006 that are contractually due after December 31, 2007.

	Due After December 31, 2007
	Fixed	Variable	Total
	(In Thousands)
Real estate loans:
Residential(1)
Single family	$58,831	$398,615	$457,446
Two- to four-family	121,605	102,461	224,066
Over four-family	223,490	197,179	420,669
Construction	39,618	57,465	97,083
Commercial	23,900	22,284	46,184
Land	6,391	12,902	19,293
Commerical	967	1,690	2,657

Total loans	$474,802	$792,596	$1,267,398

(1)	Residential mortgage loans include home equity loans and home equity lines of credit.
     One- to Four-Family Residential Mortgage Loans. Wauwatosa Savings’ primary lending activity consists of the origination of residential mortgage loans secured by properties located in Milwaukee and surrounding counties. We originated $69.0 million and $53.7 million of single family and two- to four-family residential loans, respectively, during the year ended December 31, 2006. Our variable-rate mortgage loans generally provide for maximum rate adjustments of 100 basis points per adjustment, with a lifetime maximum adjustment up to 3%, regardless of the initial rate. Our variable-rate mortgage loans typically amortize over terms of up to 30 years.
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
     All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. We also require homeowner’s insurance and where circumstances warrant, flood insurance on properties securing real estate loans. At December 31, 2006, our largest single family owner-occupied residential mortgage loan had a principal balance of $2.0 million and our largest single family non-owner-occupied residential mortgage loan had a principal balance of $1.5 million. The average single family first mortgage loan balance was $144,000 on December

31, 2006. This compares with an average balance of $135,000 for two- to four-family mortgage loans on December 31, 2006. At December 31, 2006, our largest two- to four-family loan had a principal balance of $1.7 million.
     Wauwatosa Savings offered employees special terms applicable to home mortgage loans granted on their principal residence. Effective April 1, 2006, this program was discontinued for new loan origination. Under the terms of the discontinued program, mortgage loans were underwritten and granted under normal terms and conditions applicable to any Wauwatosa Savings borrower . For loans that were granted prior to April 1, 2006 the employee interest rate is predicated upon Wauwatosa Savings’ cost of funds on December 31 of the immediately preceding year and is adjusted annually. The employee rate is not permitted to exceed the contract rate plus or minus increases or decreases to the contract rate directed by the Wauwatosa Savings Board of Directors to be made to all residential mortgage loans originated at the same contract rate, subject to any limitations, or the lender’s right to increase or decrease interest rates contained in the mortgage note. The employee rate is applicable to all mortgage loans that qualified under the employee loan policy statement that are scheduled for automatic payment. Mortgage loans that are not scheduled for automatic payment as of the last business day preceding a monthly installment payment due date revert back to the contract rate for the following month. At December 31, 2006, the rate of interest on an employee rate mortgage loan was 3.59%, compared to the weighted average rate of 6.30% on all single family mortgage loans. This rate increases to 4.35% effective March 1, 2007. Employee rate mortgage loans totaled $10.8 million, or 0.9% of our residential mortgage loan portfolio on December 31, 2006.
     We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied one- to four-family residences. At December 31, 2006, home equity loans and equity lines of credit totaled $43.1 million, or 3.0% of total loans. Additionally, at December 31, 2006, the unadvanced amounts of home equity lines of credit totaled $34.7 million. The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans are offered with adjustable rates of interest and with terms up to 10 years. The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to 90%. The largest home equity loan outstanding on December 31, 2006 totaled $998,000 on a property with an appraised value of $1.7 million. Our home equity lines of credit have ten-year terms and adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 18%. The largest home equity line of credit outstanding on December 31, 2006 totaled $397,000 on a commitment of $400,000, and is secured by a property with an appraised value of $1.0 million. The Bank also holds a first mortgage on this property with an outstanding balance of $234,000 as of December 31, 2006.
     Over Four-family Real Estate Loans. We originate over four-family real estate loans as a significant portion of total annual loan production. Over four-family loans originated during the year ended December 31, 2006 totaled $99.9 million or 31.3% of all mortgage loans originated. These loans are generally located in our primary market area. Our over four-family real estate underwriting policies generally provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided the loan complies with our current loans-

to-one borrower limit. Over four-family real estate loans may be made with terms of up to 30 years and are offered with interest rates that are fixed up to five years or are variable and adjust at our discretion. In reaching a decision on whether to make an over four-family real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise, business cash flow and credit history, and the appraised value of the underlying property. In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are required for commercial real estate loans when environmental risks are identified. Generally, over four-family loans made to corporations, partnerships and other business entities require personal guarantees by the principals and owners of 20% or more of the entity.
     An over four-family borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We generally require borrowers with aggregate outstanding balances exceeding $1 million to provide annually updated financial statements and federal tax returns. These requirements also apply to all guarantors on these loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest over four-family real estate loan in our portfolio at December 31, 2006 was an $8.6 million loan for a 112 unit, 14 building apartment complex located in Walworth County, Wisconsin with an appraised value of $9.9 million. At December 31, 2006, our largest exposure to a related group of borrowers was $20.0 million, represented by 23 separate loans, primarily on residential properties with over four units located throughout the Milwaukee area. These loans were all performing according to their terms. The average outstanding over four-family mortgage loan balance totaled $514,000 on December 31, 2006.
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
     Residential Construction Loans. We originate construction loans to individuals and contractors for the construction and acquisition of personal and multi-family residences. At December 31, 2006, construction mortgage loans totaled $175.2 million, or 12.1%, of total loans. At December 31, 2006, the unadvanced portion of these construction loans totaled $67.4 million.
     Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months although our policy is to consider construction periods as long as 12 months or more. At the end of the construction phase, the construction loan converts to a longer term mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the lesser of the appraised value or sales price of the secured property. At December 31, 2006, our largest single family residential construction mortgage loan commitment was for $3.3 million, $1.5 million of which had been disbursed. This loan was performing according to its terms. The average outstanding construction loan balance totaled $608,000 on December 31, 2006. The longer term portions of construction loans to individuals are generally made on the same terms as our one- to four-family residential mortgage loans.
     Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.
     Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value is inaccurate, we may be confronted with a project, when completed, with a value that is insufficient to ensure full payment.
     Wauwatosa Savings also extends loans to residential subdivision developers for the purpose of land acquisition, the development of infrastructure and the construction of homes. Advances are determined as a percentage of cost or appraised value (whichever is less) and the project is physically inspected prior to each advance. As of December 31, 2006 the single largest commitment on a single residential subdivision totaled $8.0 million and had an outstanding balance of $7.0 million. This loan was performing according to its terms.
     Commercial Real Estate Loans. To a lesser extent we originate commercial real estate loans. Commercial real estate loans originated during the year ended December 31, 2006 totaled $19.9 million, or 6.2% of all mortgage loans originated. Commercial real estate loans totaled $46.6 million at December 31, 2006, or 3.2% of total loans, and are made up of loans secured by office and retail buildings, churches, restaurants, other retail properties and mixed use properties. These loans are generally located in our primary market area. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property. Commercial real estate loans may be made with terms of up to 30 years and are offered with interest rates that are fixed up to five years or are variable and adjust at our discretion. In reaching a decision on whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise, business cash flow and credit history, and the appraised value of the underlying property. In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are required for commercial real estate loans when environmental risks are identified. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and owners of 20% or more of the entity.

     A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We generally require borrowers with aggregate outstanding balances exceeding $1 million to provide annually updated financial statements and federal tax returns. These requirements also apply to all guarantors on these loans. We also require borrowers to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at December 31, 2006 was a $2.8 million loan for a mixed use commercial and residential building with an appraised value of $4.0 million located in Milwaukee County, Wisconsin. This loan is performing in accordance with all loan terms. Wauwatosa Savings’ combined loan to value ratio for this mortgage loan is 70.7%.
     The following table shows loan origination, purchasing and principal repayment activity during the periods indicated.

		Six Months
	Year Ended	Ended
	December	December 31,	Years Ended June 30,
	2006	2005	2005	2004
	(In Thousands)
Total loans at beginning of year	$1,393,096	$1,299,812	$1,132,507	$975,296
Real estate loans originated for investment:
Residential (1)
Single family	69,004	81,397	139,878	146,712
Two- to four-family	53,699	52,030	96,560	98,223
Over four-family	99,949	95,734	148,964	129,187
Construction	63,434	43,865	80,221	49,898
Commercial	19,867	2,658	11,733	8,651
Land	10,670	10,451	19,775	26,930

Total real estate loans originated for investment	316,623	286,135	497,131	459,601
Commercial loans originated for investment	2,867	—	—	—

Total loans originated for investment	319,490	286,135	497,131	459,601

Other loans – net activity	67	(43)	16	(29)
Loans purchased	—	—	—	1,398
Principal repayments	(267,870)	(192,808)	(329,842)	(303,759)

Net activity in loans held for investment	51,687	93,284	167,305	157,211

Loans originated for sale	84,603	—	—	—
Loans sold	(79,216)	—	—	—

Net activity in loans held for sale	5,387	—	—	—

Total loans receivable and held for sale at end of period	$1,450,170	$1,393,096	$1,299,812	$1,132,507

(1)	Residential mortgage loans include home equity loans and home equity lines of credit.

     Origination, Purchasing and Servicing of Loans. All loans originated by us are underwritten pursuant to internally developed policies and procedures. While we generally underwrite loans to Freddie Mac and Fannie Mae standards, due to several unique characteristics, a majority of our loans do not conform to the secondary market standards. The unique features of our loans include: interest payments in advance, discretionary rate adjustments, pre-payment penalties, and the historically lower periodic and lifetime caps on rate adjustments.
     Irrespective of our mortgage banking operations, we generally retain in our portfolio all loans that we originate. However, we periodically sell mortgage loans when a loans-to-one-borrower limit is being approached. At December 31, 2006, Wauwatosa Savings was servicing loans sold in the amount of $7.9 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.
     Loan Approval Procedures and Authority. Wauwatosa Savings’ lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by Wauwatosa Savings’ Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan, if applicable. To assess the borrower’s ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of borrowers.
     Loan officers are authorized to approve and close any loan that qualifies under Wauwatosa Savings Bank underwriting guidelines within the following lending limits:
o	Any secured 1-4 family mortgage loan up to $500,000 for a borrower with total outstanding loans receivable of less than $2,000,000 that is independently underwritten can be approved and closed by any loan officer.

o	Any loan up to $500,000 for a borrower with total outstanding loans receivable of less than $2,000,000 can be approved and closed by a commercial loan officer.

o	Any secured mortgage loan ranging from $500,001 to $2,999,999 or any new loan to a borrower with outstanding loans receivable exceeding $2,000,000 must be approved by the Officer Loan Committee. If approved, any loan officer may close the loan.

o	Any loan for $3,000,000 or greater must be approved by the Officer Loan Committee and Board of Directors prior to closing. If approved, any loan officer may close the loan.
     All loans are approved or ratified by the Board of Directors.
Non-Performing and Problem Assets
     A system-generated delinquency notice is mailed monthly to all delinquent borrowers, advising them of the amount of their delinquency. When a loan becomes more than 30 days delinquent, Wauwatosa Savings sends a letter advising the borrower of the delinquency. The borrower is given 30 days to pay the delinquent payments or to contact Wauwatosa Savings to make arrangements to bring the loan current over a longer period of time. If the borrower fails to bring the loan current within 90 days from the original due date or to make arrangements to cure the delinquency over a longer period of time, the matter is referred to legal counsel and foreclosure or other collection proceedings are considered. We may consider forbearance in select cases where a temporary loss of income might result, if a reasonable plan is presented by the borrower to cure the delinquency in a reasonable period of time after his or her income resumes.
     All mortgage loans are reviewed on a regular basis, and such loans are placed on non-accrual status when they become more than 90 days delinquent. When loans are placed on non-accrual status, unpaid accrued interest is reversed, and further income is recognized only to the extent received.
     Non-Performing Assets. Non-performing assets consist of non-accrual loans and other real estate owned. Loans are generally placed on non-accrual status either when reasonable doubt exists as to the full, timely collection of interest or principal, or when a loan becomes contractually past due more than 90 days with respect to interest or principal. At that time, previously accrued and uncollected interest on such loans is reversed and additional income is recorded only to the extent that payments are received and the collection of principal is reasonably assured. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.
     The table below sets forth the amounts and categories of our non-performing loans and real estate owned at the dates indicated.

	At December 31,			At June 30,
	2006	2005	2005	2004	2003	2002
	(Dollars in Thousands)
Non-accrual loans:

Residential(1)
Single family	7,903	$5,654	$3,842	$3,425	$4,764	$4,970
Two- to four-family	4,581	3,386	1,390	603	1,387	709
Over four-family	8,384	6,703	5,877	4,776	5,268	6,137
Construction	2,443	760	830	—	220	—
Commercial real estate	357	962	1,137	1,139	2,528	141
Commercial loans	—	—	—	—	—	—
Land	5,220	600	—	2,072	1,421	983

Total non-performing loans	28,888	18,065	13,076	12,015	15,588	12,940
Real estate owned	520	215	475	770	—	998

Total non-performing assets	$29,408	$18,280	$13,551	$12,785	$15,588	$13,938

Total non-performing loans to total loans, net	2.10%	1.39%	1.07%	1.13%	1.65%	1.44%
Total non-performing loans to total assets	1.75%	1.20%	0.94%	0.97%	1.41%	1.29%

(1)	Residential mortgage loans include home equity loans and home equity lines of credit.

     Non-performing loans at December 31, 2006, were $28.9 million, compared to $18.1 million at December 31, 2005 and $13.1 million at June 30, 2005. The ratio of non-performing loans to total loans at December 31, 2006 was 2.10%, as compared to 1.39% and 1.07% at December 31, 2005 and June 30, 2005. All categories of loans had an increase in non-performing loans. Of the $10.8 million increase in non-performing loans between December 31, 2005 and 2006, $4.6 million related to loans secured by land. This $4.6 million increase was attributable to four loans related to one borrower. One of the four loans within this borrower relationship has an estimated collateral shortfall of approximately $100,000. A specific reserve has been established for this loan. The remaining three loans are adequately capitalized. Substantially all of the $1.7 million increase in non-performing loans secured by construction properties was related to two borrowers, each with two loans secured by homes built on a speculative basis. We believe that the collateral securing these loans is adequate to protect us from any potential losses. The $1.2 million increase in non-performing two- to four-family mortgages relates to the addition of a $2.6 million loan secured by a number of two- to four-family properties. This loan has an estimated collateral shortfall of approximately $300,000. A specific reserve has been established for this loan. The $2.2 million increase in non-performing single family loans relates to the addition of multiple loans. All of the loans within the single family category are adequately collateralized.
     For the years ended December 31, 2006 and 2005 and the years ended June 30, 2005 and 2004, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $1,724,000, $1,200,000, $967,000 and $1.2 million, respectively. For the years ended December 31, 2006 and 2005 and the years ended June 30, 2005 and 2004, the amount of interest income that was recognized on non-accrual loans was $1,475,000, $1,001,000, $732,000 and $575,000, respectively.
     There were no accruing loans past due 90 days or more for any period reported. The amount of income that was contractually due but not recognized on non-accrual loans totaled $723,000, $558,000, $407,000, $490,000, $430,000 and $377,000 as of December 31, 2006 and 2005, June 30, 2005, 2004, 2003, and 2002. There were no troubled debt restructurings.
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
     The loan portfolio is reviewed on a regular basis to determine whether any loans require risk classification. At December 31, 2006, management classified 152 loans totaling $51.5 million as substandard. At December 31, 2005, there were 63 loans totaling $23.8 million classified as substandard. Not all classified assets constitute non-performing assets.
Allowance for Loan Losses
     Wauwatosa Savings establishes valuation allowances on multi-family and commercial real estate loans considered impaired. A loan is considered impaired when, based on current information and events it is probable that Wauwatosa Savings will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral.
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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

			At or for the Six
	At or for the Year		Month Period
	Ended December 31,		Ended December 31,		At or for the Year Ended June 30,
	2006	2005	2005	2004	2005	2004	2003	2002
	(Dollars in Thousands)
Balance at beginning of period	$5,250	$3,737	$4,606	$3,378	$3,378	$2,970	$2,479	$1,973
Provision for loan losses	2,201	1,909	1,035	363	1,238	860	520	1,336
Charge-offs:
Residential(1)
Single family	271	37	37	—	1	320	26	307
Two- to four-family	253	60	60	1	—	—	—	131
Over four-family	—	169	169	—	—	125	—	408
Commercial real estate	5	104	102	2	2	—	—	15
Land	—	—	—	—	—	—	—	3
Other loans	7	27	23	1	8	8	3	16

Total charge-offs	536	397	391	4	11	453	29	880

Recoveries:
Residential(1)
Single family	57	—	—	—	—	—	—	14
Two- to four-family	87	—	—	—	—	—	—	8
Over four-family	30	—	—	—	—	—	—	28
Commercial real estate	100	—	—	—	—	—	—	—
Other loans	6	1	—	—	1	1	—	—

Total recoveries	280	1	0	0	1	1	0	50

Net charge-offs	256	396	391	4	10	452	29	830

Allowance at end of year	$7,195	$5,250	$5,250	$3,737	$4,606	$3,378	$2,970	$2,479

Ratios:
Allowance for loan losses to non- performing loans at end of period	24.91%	29.06%	29.06%	28.06%	35.22%	28.11%	19.05%	19.16%
Allowance for loan losses to net loans outstanding at end of period	0.52%	0.40%	0.40%	0.33%	0.38%	0.32%	0.32%	0.28%
Net charge-offs to average loans outstanding (annualized)	0.02%	0.03%	0.06%	0.00%	0.00%	0.05%	0.00%	0.09%

(1)	Real estate loans include home equity loans and home equity lines of credit.

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

	At December 31,
	2006			2005
			% of			% of
		% of Loans	Allowance		% of Loans	Allowance
	Allowance	in Category	in Category	Allowance	in Category	in Category
	for Loan	to Total	to Total	for Loan	to Total	to Total
	Losses	Loans	Allowance	Losses	Loans	Allowance
			(Dollars in Thousands)
Real Estate:
Residential(1)
Single family	$2,198	32.74%	30.55%	$1,777	33.69%	33.85%
Two- to four-family	1,918	17.34%	26.66%	847	18.40%	16.13%
Over four-family	2,034	32.44%	28.27%	1,716	31.84%	32.69%
Construction	167	12.12%	2.32%	234	2.48%	4.46%
Commercial Real Estate	764	3.23%	10.62%	630	11.88%	12.00%
Land	—	1.93%	—	—	1.70%	—
Commerical	—	0.18%	—	—	—	—
Other	30	0.02%	0.42%	27	0.01%	0.51%
Unallocated	84	0.00%	1.16%	19	—	0.36%

Total allowance for loan losses	$7,195	100.00%	100.00%	$5,250	100.00%	100.00%

	At June 30,
	2005			2004			2003			2002
			% of			% of			% of			% of
		% of Loans	Allowance		% of Loans	Allowance		% of Loans	Allowance		% of Loans	Allowance
	Allowance	in Category	in Category	Allowance	in Category	in Category	Allowance	in Category	in Category	Allowance	in Category	in Category
	for Loan	to Total	to Total	for Loan	to Total	to Total	for Loan	to Total	to Total	for Loan	to Total	to Total
	Losses	Loans	Allowance	Losses	Loans	Allowance	Losses	Loans	Allowance	Losses	Loans	Allowance
						(In Thousands)
Real Estate:
Residential(1)
Single family	$1,211	33.11%	26.29%	$766	34.60%	22.68%	$517	36.63%	17.41%	$163	40.21%	6.58%
Two- to four-family	392	19.33%	8.51%	352	19.85%	10.42%	327	20.88%	11.01%	302	20.04%	12.18%
Over four-family	1,646	31.36%	35.74%	1,831	30.09%	54.20%	1,852	29.49%	62.36%	1,582	28.38%	63.82%
Construction	712	2.81%	15.46%	100	4.07%	2.96%	—	4.50%	—	—	3.09%	—
Commercial Real Estate	450	11.50%	9.77%	309	9.76%	9.15%	259	7.74%	8.72%	154	7.24%	6.21%
Land	10	1.87%	0.22%	—	1.62%	—	—	0.74%	—	—	1.02%	—
Commerical	—	—	—	—	—	—	—	—	—	—	—	—
Other	25	0.02%	0.54%	20	0.01%	0.59%	15	0.02%	0.50%	10	0.02%	0.40%
Unallocated	160	—	3.47%	—	—	—	—	—	—	268	—	10.81%

Total allowance for loan losses	$4,606	100.00%	100.00%	$3,378	100.00%	100.00%	$2,970	100.00%	100.00%	$2,479	100.00%	100.00%

(1)	Residential mortgage loans include home equity loans and home equity lines of credit.

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
     This analysis process is both quantitative and subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels appropriate to absorb probable and estimable losses, additions may be necessary if future economic conditions differ substantially from the current environment.
     At December 31, 2006, the allowance for loan losses was $7.2 million, compared to $5.3 million at December 31, 2005. As of December 31, 2006, the allowance for loan losses to total loans receivable was 0.52% and represented 24.9% of non-performing loans, compared to 0.40% and 29.1%, respectively, at December 31, 2005. The increase in the level of the allowance for loan losses as a percentage of loans receivable reflects an increase both in non-performing and classified assets during the year ended December 31, 2006. Classified mortgage loans increased to $51.5 million at December 31, 2006 from $20.5 million at December 31, 2005. Past due loans increased to $80.0 million at December 31, 2006 from $70.0 million at December 31, 2005.
     Net charge-offs were $256,000 or 0.02% of average loans for the year ended December 31, 2006, compared to $396,000 or 0.03% of average loans for the year ended December 31, 2005. Net charge-offs for the four years ended June 30, 2005 ranged from a high of 0.09% to a low of 0.0% of average loans outstanding during the applicable period, and averaged 0.03%. The decrease in net charge-offs for the year ended December 31, 2006 versus 2005 was primarily due to strong recoveries of commercial real estate and one- to four family residential charge-offs. Charge-offs related to single family and two- to four family residential loans totaled $271,000 and $253,000, respectively for the year ended December 31, 2006 compared to $37,000 and $60,000 for the year ended December 31, 2005. The respective increases resulted primarily from charge-offs related to a single borrower with a portfolio that included fourteen single family and duplex non-owner occupied properties.
     The allowance for loan losses was more heavily allocated towards two- to four-family from single family and over four-family as of December 31, 2006, as compared with December 31, 2005. The amount allocated to two- to four-family at December 31, 2006 was $1.9 million, an increase of $1.1 million over the prior year end. The allocation to two- to four-family real estate loans represents 26.7% of the December 31, 2006 allowance for loan losses compared with 16.1% at December 31, 2005. The increased allocation to two- to four-family was made due to the increase in two- to four-family loans in classified loans, higher net charge-offs in that category and the establishment of $726,000 in specific reserves related to a number of classified loans. The decreased allocation to single family was made due to a decrease in single family loans in classified loans. This decrease outweighed the increase in net charge-offs. The decreased allocation to over four-family was made due to a decrease in net charge-offs.
Mortgage Banking Activity
     The Bank purchased Waterstone Mortgage Corporation in February 2006. Waterstone is a mortgage broker that originates, sells and brokers one- to four-family loans. From the date of acquisition through December 31, 2006, Waterstone originated approximately $200.0 million in loans. Of that total, approximately $84.6 million were funded by Waterstone. The remaining loans were table funded meaning that the buyer of the loan actually funded the loan at closing. The $84.6 million, comprised of 465 loans, were funded using a warehouse line of credit supplied by Wauwatosa Savings Bank. As of December 31, 2006, 440 of those loans had been sold to third parties with proceeds totaling $80.3 million. These sales generated approximately $1.1 million in gains that are included in mortgage banking fee income. The remaining $1.0 million in mortgage banking income for the year ended December 31, 2006 relates to brokerage fees earned on table funded loans.
     Waterstone originated a smaller portion of bridge loans for its portfolio during the period from acquisition through December 31, 2006. Waterstone originated $1.8 million in bridge loans during the period. At December 31, 2006, $475,000 of these loans remain in loans receivable. These loans are underwritten using national underwriting standards. There is no history of loan loss on these loans.
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

     Wauwatosa Investments, Inc. is Wauwatosa Savings’ investment subsidiary located in Las Vegas, Nevada. Wauwatosa Investments, Inc. manages the entire consolidated investment portfolio. At December 31, 2006, Wauwatosa Investments, Inc. also managed a net mortgage loan participation portfolio which totaled $202.0 million, or 14.8 % of Wauwatosa Savings’ consolidated net mortgage loans. This portfolio was comprised entirely of loans originated by Wauwatosa Savings.
     Our Investment Policy requires that all securities transactions be conducted in a safe and sound manner. Investment decisions are based upon a thorough analysis of each security instrument to determine its quality, inherent risks, fit within our overall asset/liability management objectives, effect on our risk-based capital measurement and prospects for yield and/or appreciation.
     Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, all securities purchased are classified as available-for-sale. During the year ended December 31, 2006, the Company sold lower yielding debt and mortgage-related securities totaling $12.8 million and $13.0 million, respectively. Total losses realized on these securities sales approximated $819,000. The proceeds from these sales were used to purchase higher yielding mortgage-related securities.
     U.S. Government and Agency Bonds. At December 31, 2006, our U.S. Government and Agency securities portfolio totaled $13.3 million, all of which were issued by government sponsored entities and were classified as available-for-sale. The weighted average yield on these securities was 3.69% and the weighted average remaining average life was 1.5 years at December 31, 2006. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and prepayment protection.
     Mortgage-Related Securities. We purchase government sponsored enterprise mortgage- related securities issued by Fannie Mae, Freddie Mac and Ginnie Mae and corporate sponsored mortgage-related securities issued by investment banks. We invest in mortgage-related securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk.
     Mortgage-related securities are created by the pooling of mortgages and the issuance of a security with an interest rate which is less than the interest rate on the underlying mortgages. Mortgage-related securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage-related securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Wauwatosa Savings, and in the case of government agency sponsored issues, guarantee the payment of principal and interest to investors. Mortgage-related securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-related securities are usually more liquid than individual mortgage loans.
     At December 31, 2006, mortgage-related securities totaled $98.9 million, or 6.0% of assets and 6.2 % of interest earning assets, all of which were classified as available-for-sale. The mortgage-related securities portfolio had a weighted average yield of 5.04% and a weighted average remaining life of 6.1 years at December 31, 2006. The estimated fair value of our mortgage-related securities at December 31, 2006 was $98.9 million, which is $1.8 million less than the amortized cost of $100.7 million. Investments in mortgage-related securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected in a rising interest rate environment, particularly since virtually all of our mortgage-related securities have a fixed rate of interest.
     Municipal Obligations. These securities consist of obligations issued by states, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds. Our Investment Policy requires that such state agency or municipal obligations be rated “A” or better by a nationally recognized rating agency. A security that is downgraded below investment grade will require additional analysis of credit worthiness and a determination will be made to hold or dispose of the investment. At December 31, 2006, Wauwatosa Savings’ state agency and municipal obligations portfolio totaled $4.4 million, all of which was classified as available-for-sale. The weighted average yield on this portfolio was 4.60% at December 31, 2006, with a weighted average remaining life of 5.2 years. All municipal securities are either issued by a Wisconsin municipality or are rated AA or better by Moody’s or Standard & Poor’s.

Investment Securities Portfolio.
     The following table sets forth the carrying values of our mortgage-related and debt securities portfolio at the dates indicated.

	At December 31,				At June 30,
	2006		2005		2005		2004
	Amortized		Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In Thousands)
Securities Available for Sale:
Government agency bonds	$13,450	$13,257	$26,577	$25,950	$26,580	$26,387	$17,683	$17,462
Mortgage-related securities	100,693	98,873	93,515	91,578	54,438	53,445	80,918	77,819
Municipal obligations	4,278	4,421	4,278	4,427	3,923	4,159	4,173	4,268
Other securities	794	779	—	—	—	—	—	—

Total securities available for sale	$119,215	$117,330	$124,370	$121,955	$84,941	$83,991	$102,774	$99,549

Portfolio Maturities and Yields. The composition and maturities of the mortgage-related and debt securities portfolio at December 31, 2006 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur. Municipal obligation yields have not been adjusted to a tax-equivalent basis. Certain mortgage-related securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2006, mortgage-related securities with adjustable rates totaled $235,000.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
					(Dollars in Thousands)
Securities available for sale:
Government agency bonds	$5,447	3.10%	$7,810	4.10%	—	—	—	—	$13,257	3.69%
Mortgage-related securities	—	—	50,594	4.80%	38,977	5.24%	9,302	5.50%	98,873	5.04%
Municipal obligations	—	—	2,728	5.04%	1,693	3.92%	—	—	4,421	4.60%
Other securities	529	4.29%	250	4.05%	—	—	—	—	779	4.21%

Total securities available for sale	$5,976	3.21%	$61,382	4.72%	$40,670	5.18%	$9,302	5.50%	$117,330	4.87%

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
     Deposits. A majority of our depositors are persons who work or reside in Milwaukee and Waukesha Counties and, to a lesser extent, other southeastern Wisconsin communities. We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We also accept non-local, brokered deposits. Certificates of deposit comprised 85.3% of total deposits at December 31, 2006, and had a weighted average cost of 4.63% on that date. Our high reliance on certificates of deposit results in a higher cost of funding than would otherwise be the case if demand deposits, savings and money market accounts made up a larger part of our deposit base. Expansion and development of the Wauwatosa Savings branch network is expected to result in a decreased reliance on higher cost certificates of deposit by aggressively seeking lower cost savings, checking and money market accounts.
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
     The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. It is unclear whether future levels of deposits will reflect our historical experience with deposit customers. The ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2006 and December 31, 2005, $883.3 million and $929.7 million, or 85.3% and 88.9%, respectively, of our deposit accounts were certificates of deposit, of which $693.4 million and $599.6 million, respectively, had maturities of one year or less. The percentage of our deposit accounts that are certificates of deposit is greater than most of our competitors.
     Deposits obtained from brokers totaled $36.3 million and $96.3 million at December 31, 2006 and 2005, respectively. Brokered deposits are utilized when their relative cost compares favorably to the cost of local deposits. This is generally the case in a declining interest rate environment as local market deposit rates lag the national market. Brokered deposits are also used when it is necessary as a result of higher than expected loan growth or other short-term liquidity needs to obtain significant additional funding over a period of weeks rather than months. Brokered deposits at December 31, 2006 were 4.8% of total deposits and have not exceeded 12.4% of total deposits during the past three years.
     Total deposits declined by $9.4 million, or 0.09%, from December 31, 2005 to December 31, 2006. This net decline was the result of a $46.4 million, or 5.0%, decline in certificates of deposit partially offset by a $37.0 million, or 32.0%, increase in transaction accounts during the year. Funding previously provided by brokered deposits has been replaced by local transaction accounts, local certificates of deposit and Federal Home Loan Bank advances. Brokered deposits declined by $60.0 million, or 62.3%, between December 31, 2006 and December 31, 2005.

     The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,						At June 30,
	2006			2005			2005			2004
			Weighted			Weighted			Weighted			Weighted
			Average			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
						(Dollars in Thousands)
Deposit type:
Demand deposits	$15,087	1.46%	0.07%	$17,667	1.69%	0.00%	$18,816	1.67%	0.00%	$15,923	1.54%	0.00%
NOW accounts	43,320	4.18%	0.95%	64,623	6.18%	1.41%	82,045	7.27%	1.74%	83,260	8.04%	0.98%
Regular savings	18,177	1.75%	0.40%	20,962	2.00%	0.50%	23,614	2.09%	0.50%	24,877	2.40%	0.50%
Money market and savings deposits	76,295	7.36%	4.70%	12,603	1.21%	3.03%	3,503	0.31%	1.06%	3,597	0.35%	1.03%

Total transaction accounts	152,879	14.75%	2.67%	115,855	11.08%	1.21%	127,978	11.34%	1.24%	127,657	12.33%	0.77%

Certificates of deposit	883,339	85.25%	4.63%	929,738	88.92%	3.80%	1,000,813	88.66%	3.52%	907,931	87.67%	3.28%

Total deposits	$1,036,218	100.00%	4.34%	$1,045,593	100.00%	3.51%	$1,128,791	100.00%	3.26%	$1,035,588	100.00%	2.97%

     At December 31, 2006, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $207.0 million. The following table sets forth the maturity of those certificates at December 31, 2006.

(In Thousands)
Due
Three months or less	$41,335
Over three months through six months	39,444
Over six months through 12 months	74,514
Over 12 months	51,722

Total	$207,015

The following table shows the activity in our deposit flows during the periods indicated.

	Year Ended	Six Months Ended
	December 31,	December 31,	Years Ended June 30,
	2006	2005	2005	2004
	(In Thousands)
Beginning balance	$1,045,593	$1,128,791	$1,035,588	$909,491
Net increase/(decrease) in deposits before interest credited	(46,460)	(99,191)	62,085	101,529
Interest credited	37,085	15,993	31,118	24,568

Net increase/(decrease) in deposits	(9,375)	(83,198)	93,203	126,097

Ending balance	$1,036,218	$1,045,593	$1,128,791	$1,035,588

     Advances From Federal Home Loan Bank. Our borrowings at December 31, 2006 consist solely of advances from the Federal Home Loan Bank of Chicago. At December 31, 2006, we had access to additional Federal Home Loan Bank advances of up to $178.6 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

		At or For the Six
	At or For the Year	Months Ended	At or For the Year
	Ended December 31,	December 31,	Ended June 30,
	2006	2005	2005	2004
	(Dollars in Thousands)
FHLB Advances:
Balance outstanding at end of period	$334,003	201,212	93,162	60,000
Weighted average interest rate at the end of period	4.31%	3.90%	3.07%	3.32%
Maximum amount of advances outstanding at any month end during the period	349,003	201,212	106,162	96,000
Average balance outstanding during the period	265,821	127,046	74,641	63,452

Weighted average interest rate during the period	4.32%	3.55%	3.59%	3.27%
Average Balance Sheet and Rate Yield Analysis
See item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Average Balance Sheets and Yield/Costs and – Rate/Volume Analysis.”
Cash Dividends
     Wauwatosa Holdings did not pay any cash dividends on its common stock in the current reporting period.

Subsidiary Activities
     Wauwatosa Holdings currently has one wholly-owned subsidiary, Wauwatosa Savings, which in turn has three wholly-owned subsidiaries. Wauwatosa Investments, Inc., which holds and manages our investment portfolio, is located and incorporated in the state of Nevada. Main Street Real Estate Holdings, LLC, a single member LLC, owned bank office facilities and held bank office facility leases and is organized in Wisconsin. Waterstone Mortgage Corporation, which was acquired in February 2006, is a mortgage broker incorporated in Wisconsin and licensed in Wisconsin, Michigan and Florida.
     Wauwatosa Investments, Inc. Established in 1998, Wauwatosa Investments, Inc. operates in Nevada as Wauwatosa Savings’ investment subsidiary. This wholly-owned subsidiary owns and manages the majority of the consolidated investment portfolio, including loan participations originated by Wauwatosa Savings. It has its own board of directors currently comprised of its President, the Wauwatosa Savings Chief Financial Officer, Treasury Officer and the Chairman of the Company’s Board of Directors.
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
     Main Street Real Estate Holdings, LLC. Established in 2002, Main Street Real Estate Holdings, LLC was established to acquire and hold Bank office and retail facilities both owned and leased. Main Street Real Estate Holdings, LLC is currently inactive.
     Waterstone Mortgage Corporation. Acquired in February 2006, Waterstone Mortgage Corporation is a mortgage broker with offices in Pewaukee, Madison, Delafield and Lake Geneva, Wisconsin and Livonia, Michigan. Waterstone Mortgage Corporation offers real estate mortgage options that the Bank currently does not offer. In addition, the Bank offers real estate mortgage options that Waterston Mortgage Corporation currently does not offer.
Personnel
     As of December 31, 2006, we had 248 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.
Supervision and Regulation
     The following discussion is only a summary of the primary laws and regulations imposed upon Wauwatosa Savings, Wauwatosa Holdings, and Lamplighter Financial, MHC. It is not intended to be a comprehensive description of all laws and regulations applicable to those entities and is qualified in its entirety by reference to the applicable laws and regulations.
Regulation of Wauwatosa Savings Bank
     Wauwatosa Savings is a stock savings bank organized under the laws of the State of Wisconsin. The lending, investment, and other business operations of Wauwatosa Savings are governed by Wisconsin law and regulations, as well as applicable federal law and regulations, and Wauwatosa Savings is prohibited from engaging in any operations not specifically authorized by such laws and regulations. Wauwatosa Savings is subject to extensive regulation by the Wisconsin Department of Financial Institutions, Division of Banking (“WDFI”), by the Federal Deposit Insurance Corporation (“FDIC”), as its deposit insurer and principal federal regulator, and by the Board of Governors of the Federal Reserve System (“FRB”). Wauwatosa Savings’ deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Fund (“DIF”). A summary of the primary laws and regulations that govern the operations of Wauwatosa Savings are set forth below.
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
     Federal Law and Regulation. The Interstate Banking Act (the “IBA”) permits the federal banking agencies to, under certain circumstances, approve acquisition transactions between banks located in different states, regardless of whether the acquisition would be prohibited under the law of the two states. The IBA authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders. Additionally, the IBA authorizes branching by merger, subject to certain state law limitations.
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

     Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of Wauwatosa Savings’ capital plus an additional 10% for loans fully secured by readily marketable collateral. In addition, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of Wauwatosa Savings’ capital, subject to certain conditions. At December 31, 2006, Wauwatosa Savings did not have any loans which exceeded the “loans-to-one borrower” limitations.
     Finally, under Wisconsin law, Wauwatosa Savings must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A Wisconsin savings bank that fails to meet this qualified thrift lender test becomes subject to certain operating restrictions otherwise applicable only to commercial banks. At December 31, 2006, Wauwatosa Savings maintained 98.9% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.
     Federal Law and Regulation. FDIC regulations also govern the equity investments of Wauwatosa Savings, and, notwithstanding Wisconsin law and regulations, the FDIC regulations prohibit Wauwatosa Savings from making certain equity investments and generally limit Wauwatosa Savings’ equity investments to those that are permissible for national banks and their subsidiaries. Under FDIC regulations, Wauwatosa Savings must obtain prior FDIC approval before directly, or indirectly through a majority-owned subsidiary, engaging “as principal” in any activity that is not permissible for a national bank unless certain exceptions apply. The activity regulations provide that state banks which meet applicable minimum capital requirements would be permitted to engage in certain activities that are not permissible for national banks, including guaranteeing obligations of others, activities which the FRB has found to be closely related to banking, and certain real estate and securities activities conducted through subsidiaries. The FDIC will not approve an activity that it determines presents a significant risk to the FDIC insurance fund. The activities of Wauwatosa Savings and its subsidiary are permissible under applicable federal regulations.
     Loans to, and other transactions with, affiliates of Wauwatosa Savings such as Wauwatosa Holdings and Lamplighter Financial, MHC, are restricted by the Federal Reserve Act and regulations issued by the FRB thereunder. See “Transactions with Affiliates and Insiders” below.
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
     Federal Law and Regulation. FDIC regulations govern the ability of Wauwatosa Savings to accept brokered deposits. Under applicable regulations, the capital position of an institution determines whether and with what limitations an institution may accept brokered deposits. A “well-capitalized” institution (one that significantly exceeds specified capital ratios) may accept brokered deposits without restriction. “Undercapitalized” institutions (those that fail to meet minimum regulatory capital requirements) may not accept brokered deposits and “adequately capitalized” institutions (those that are not “well-capitalized” or “undercapitalized”) may only accept such deposits with the consent of the FDIC. Wauwatosa Savings is a “well-capitalized” institution and therefore may accept brokered deposits without restriction. At December 31, 2006, Wauwatosa Savings had $49.8 million in brokered deposits.
  Deposit Insurance
     Wisconsin Law and Regulation. Under Wisconsin law, Wauwatosa Savings is required to obtain and maintain insurance on its deposits from a deposit insurance corporation. The deposits of Wauwatosa Savings are insured up to the applicable limits by the FDIC.
     Federal Law and Regulation. As permitted by law, the deposit accounts held by customers of Wauwatosa Savings are insured up to a maximum of $100,000 for individual depositors and $250,000 for self-directed retirement accounts. Insurance on deposits may be terminated by the FDIC if it finds that Wauwatosa Savings has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC as Wauwatosa Savings’ primary regulator. The management of Wauwatosa Savings does not know of any practice, condition, or violation that might lead to termination of Wauwatosa Savings’ deposit insurance.
     On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. The new legislation required, among other things, that the FDIC adopt regulations increasing the maximum amount of federal deposit insurance coverage per separately insured depositor beginning in 2010 (with a cost of living adjustment to become effective in five years) and modifying the deposit fund’s reserve ratio for a range between 1.15% and 1.50% of estimated insured deposits.
     On November 2, 2006, the FDIC adopted final regulations establishing a risk-based assessment system that will enable the FDIC to more closely tie each financial institution’s premiums to the risk that it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the FDIC will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the FDIC also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits. We expect our 2007 assessment, at an estimated seven cents per $100 of domestic deposits, to be fully offset by our $718,000 one-time credit as estimated by the FDIC under the final rule implementing the one-time assessment credit requirement of the deposit insurance reform legislation.
     Effective March 31, 2006, the FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund into a single insurance fund called the Deposit Insurance Fund. The merger of the two separate insurance funds did not affect the authority of the Financing Corporation, a mix-ownership government corporation, to impose and collect, with approval of the FDIC, assessments for anticipated payments, insurance costs and custodial fees on bonds issued by the Financing Corporation in the 1980’s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2006, the Financing Corporation assessment was equal to 1.24 basis points for each $100 in domestic deposits maintained at an institution.
  Capitalization
     Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank’s capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends. At December 31, 2006, Wauwatosa Savings’ capital to assets ratio, as calculated under Wisconsin law, was 12.26%.
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

     The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.
     As a bank holding company, Wauwatosa Holdings is subject to capital adequacy guidelines for bank holding companies similar to those of the FDIC for state-chartered banks. Wauwatosa Holding’s shareholders’ equity exceeds these requirements as of December 31, 2006.
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
  Prompt Corrective Action
     Federal law established a system of prompt corrective action to resolve the problems of undercapitalized insured institutions. The FDIC has regulations governing the supervisory actions that may be taken against undercapitalized institutions. These regulations establish and define five capital categories, in the absence of a specific capital directive, as follows:

Tier 1
	Total Capital to	Capital to	Tier 1 Capital
Category	Risk Weighted Assets	Risk Weighted Assets	to Total Assets
Well capitalized	≥10%	≥6%	≥5%
Adequately capitalized	≥ 8%	≥4%	≥4	%*
Under capitalized	< 8%	<4%	<4	%*
Significantly undercapitalized	< 6%	<3%	<3%
Critically undercapitalized	Tangible assets to capital of < 2%

*	3% if the bank receives the highest rating under the uniform system
     The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank’s capital decreases within the three undercapitalized categories. All savings banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The FDIC is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized savings bank is required to file a capital restoration plan within 45 days of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:
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
  Dividends
     Under Wisconsin law and applicable regulations, a Wisconsin savings bank that meets its regulatory capital requirement may declare dividends on capital stock based upon net profits, provided that its paid-in surplus equals its capital stock. If the paid-in surplus of the savings bank does not equal its capital stock, the board of directors may not declare a dividend unless at least 10% of the net profits of the preceding half year, in the case of quarterly or semi-annual dividends, or 10% of the net profits of the preceding year, in the case of annual dividends, has been transferred to paid-in surplus. In addition, prior WDFI approval is required before dividends exceeding 50% of profits for any calendar year may be declared and before a dividend may be declared out of retained earnings. Under WDFI regulations, a Wisconsin savings bank which has converted from mutual to stock form also is prohibited from paying a dividend on its capital stock if the payment causes the regulatory capital of the savings bank to fall below the amount required for its liquidation account.
  Liquidity and Reserves
     Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the saving bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”). At December 31, 2006, Wauwatosa Savings’ Required Liquidity Ratio was 8.0%, and Wauwatosa Savings was in compliance with this requirement. In addition, 50% of the liquid assets maintained by Wisconsin savings banks must consist of “primary liquid assets”, which are defined to include securities of the United States government and United States government agencies. At December 31, 2006, Wauwatosa Savings was in compliance with this requirement.
     Federal Law and Regulation. Under federal law and regulations, Wauwatosa Savings is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions, including Wauwatosa Savings, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 2006, a depository institution was required to maintain average daily reserves equal to 3% on the first $45.8 million of transaction accounts and an initial reserve of $1.1 million, plus 10% of that portion of total transaction accounts in excess of $45.8 million. The first $8.5 million of otherwise reservable balances (subject to adjustment by the FRB) are exempt from the reserve requirements. These percentages and threshold limits are subject to adjustment by the FRB. Savings institutions have authority to borrow from the Federal Reserve System “discount window,” but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System. As of December 31, 2006, Wauwatosa Savings met its Regulation D reserve requirements.
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
     An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution or a “financial subsidiary” under federal law is not treated as an affiliate of the bank for the purposes of Sections 23A and 23B; however, the FDIC has the discretion to treat subsidiaries of a bank as affiliates on a case-by-case basis. Sections 23A and 23B limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The statutory sections also require that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by an association with an affiliate and any purchase of assets or services by an association from an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those that would be provided to a non-affiliate.
     A savings bank’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB’s Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Wauwatosa Savings’ loans. All loans by a savings bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the greater of $25,000 or 2.5% of the savings bank’s unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the savings bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the savings bank’s unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectibility.
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

  Examinations and Assessments
     Wauwatosa Savings is required to file periodic reports with and is subject to periodic examinations by the WDFI and FDIC. Federal regulations require annual on-site examinations for all depository institutions except those well-capitalized institutions with assets of less than $100 million; annual audits by independent public accountants for all insured institutions with assets in excess of $1 billion; the formation of independent audit committees of the boards of directors of insured depository institutions for institutions with assets equal to or in excess of $500 million; and management of depository institutions to prepare certain financial reports annually and to establish internal compliance procedures. Wauwatosa Savings is required to pay examination fees and annual assessments to fund its supervision. Wauwatosa Savings paid an aggregate of $69,000 in assessments for the calendar year ending December 31, 2006
  Customer Privacy
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
     Wauwatosa Savings, as a member of the FHLB-Chicago, is required to acquire and hold shares of capital stock in the FHLB-Chicago in an amount equal to the greater of (i) 1% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 0.3% of total assets. Wauwatosa Savings is in compliance with this requirement with an investment in FHLB-Chicago stock of $17.2 million at December 31, 2006.
     Among other benefits, the FHLBs provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Chicago. At December 31, 2006, Wauwatosa Savings had $334.0 million in advances from the FHLB-Chicago.
  USA PATRIOT Act
     In response to the terrorist attacks of September 11, 2001, Congress adopted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). The USA PATRIOT Act gave the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By means of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks and savings associations.
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

     Federal Law and Regulation. Wauwatosa Holdings is registered and regulated as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “BHCA”). As such, Wauwatosa Holdings is subject to supervision, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for Wauwatosa Savings. Failure to meet the capital adequacy requirements may result in supervisory or enforcement action by the FRB.
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
     The Sarbanes-Oxley Act addresses, among other matters:
•	audit committees and auditor independence;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	management reporting, and auditor attestation, of internal control over financial reporting;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities if the issuer’s financial statements later require restatement;

•	a prohibition on insider trading during retirement plan black-out periods;

•	further disclosure of off-balance sheet transactions;

•	a prohibition on many personal loans to directors and officers (with exceptions for financial institutions);

•	expedited filing requirements for reporting of insiders’ transactions; and

•	disclosure of a code of ethics and disclosure of a change or waiver of such code.
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
     Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Wauwatosa Savings was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Wauwatosa Savings was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2006, Wauwatosa Savings had no reserves subject to recapture in excess of its base year.
     Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Wauwatosa Savings failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2006, our total federal pre-1988 base year reserve was approximately $16.7 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Wauwatosa Savings makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.
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
     Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December

31, 2006, Wauwatosa Savings had no net operating loss carryforwards for federal income tax purposes.
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
     Wauwatosa Savings is currently under state tax audit for the years 1998 through 2005. Like the majority of financial institutions located in Wisconsin, Wauwatosa Savings transferred investment securities and mortgage loan participations to a wholly-owned subsidiary located in Nevada. Wauwatosa Savings’ Nevada subsidiary now holds and manages those assets. Because the subsidiary is located in the state of Nevada, income from its operations has not been subject to Wisconsin state taxation. The investment subsidiary has not filed returns with, or paid income or franchise taxes to, the State of Wisconsin. The Wisconsin Department of Revenue (the “Department”) implemented a program to audit Wisconsin financial institutions which have formed and contributed assets to subsidiaries located outside of Wisconsin, and the Department has generally indicated that it may assess franchise taxes on the income of the out-of-state investment subsidiaries of Wisconsin financial institutions. The Department has not issued an assessment to Wauwatosa Savings, but the Department has stated that it intends to do so if the matter is not settled.
     Prior to the formation of the investment subsidiary, Wauwatosa Savings sought and obtained private letter rulings from the Department regarding the non-taxability of the investment subsidiary in the State of Wisconsin. Wauwatosa Savings believes that it has complied in all respects with Wisconsin law and the private rulings received from the Department. Wauwatosa Savings has accrued an estimated state liability, including interest, of $4.9 million for the probable assessment amount on the basis of facts known at that time. A deferred Federal tax benefit of $1.7 million has also been established as a result of this accrual. Wauwatosa Savings intends to continue accruing state income taxes on future investment subsidiary earnings consistent with the accrual previously described until such time as the dispute is resolved.

Item 1A. Risk Factors
  Changing Interest Rates May Hurt Our Profits.
     Interest rates were recently at historically low levels. However, from June 30, 2004 through December 31, 2006, the U.S. Federal Reserve has increased its target for the federal funds rate from 1.25% to 5.25%. If interest rates continue to rise, and if our cost of deposits and borrowings reprice upwards faster than the interest income we receive on our loans and investments, we would experience compression of our net interest margin, which would have a negative effect on our profitability. Specifically, at December 31, 2006, certificate of deposit accounts totaling $693.4 million will mature within one year. As these deposits mature, our cost of funds will increase if market interest rates are higher, resulting in a reduction in our net interest income. Increases in market rates do not affect the Wauwatosa Savings mortgage loan portfolio as quickly as they affect certificates of deposit. In a rising interest rate environment, the average lives of mortgage loans and mortgage-related securities extend, resulting in a longer period over which the lower rate is earned, thus negatively impacting net interest income.
     Furthermore, Wauwatosa Savings has historically not raised the rates on its adjustable rate mortgage loans secured by one- to four-family owner-occupied residences, even though it reserves the right to do so, thus foregoing additional net interest income.
  Wisconsin Tax Developments Could Reduce Our Net Income.
     Like many financial institutions located in Wisconsin, Wauwatosa Savings transferred investment securities and mortgage loan participations to a wholly-owned subsidiary located in Nevada. Because the subsidiary holds and manages those assets and is located in the state of Nevada, income from its operations has not been subject to Wisconsin taxation. The investment subsidiary has not filed returns with, or paid income or franchise taxes to, Wisconsin. The Wisconsin Department of Revenue (the “Department”) implemented a program to audit Wisconsin financial institutions which have formed and contributed assets to subsidiaries located outside of Wisconsin, and the Department has generally indicated that it may assess franchise taxes on the income of the out-of-state investment subsidiaries of Wisconsin financial institutions. However, the Department has not yet asserted a claim or issued an assessment against Wauwatosa Savings. Wauwatosa Savings is currently being audited by the Department for the years 1998 through 2005.
     Prior to the formation of the investment subsidiary, Wauwatosa Savings sought and obtained a private letter ruling from the Department confirming that the Nevada subsidiary’s income would not be taxed in Wisconsin. Wauwatosa Savings believes that it has complied in all respects with Wisconsin law and the private rulings received from the Department. The Company has accrued an estimated state tax liability, including interest, of $4.9 million for its estimate of the probable assessment amount on the basis of facts known at that time. A deferred tax benefit of $1.7 million was also established as a result of this accrual. The Company intends to continue accruing state income taxes on future investment subsidiary earnings consistent with the accrual previously described until such time as the dispute is resolved.
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
  If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.
     We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we analyze our loss and delinquency experience by loan categories and we consider the impact existing economic conditions. If the results of our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance which would decrease our net income. Although we are unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, it may need to be increased further in the future due to credit deterioration, our emphasis on loan growth and on increasing our portfolio of commercial real estate loans.
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
  A Large Portion of Our Loan Portfolio Is Over Four-Family Loans, Which May Be Individually Riskier Than One- To Four-Family Loans.
     We have emphasized the origination of over four-family loans in recent years. Our over four-family loan portfolio has grown to $468.8 million at December 31, 2006 from $262.3 million at June 30, 2002. Loans secured by over four-family real estate generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by over four-family properties are often dependent on successful operation or management of the properties and the cash flow received from rents, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. As the amount of our over four-family loans increases, we will also increase our allowance for loan losses. If borrowers default on their over four-family loans, our provision for loan losses may be inadequate, and such defaults may adversely affect the profitability of Wauwatosa Savings.
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
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
     We conduct substantially all of our business through eight banking offices and our automated teller machines (“ATM”), including four stand-alone ATM facilities.

	Owned	Year	Date of
	Or	Acquired	Lease	December 31, 2006
Location	Leased	Or Leased	Expiration	Net Book Value
				(In Thousands)
Main Office:
7500 West State Street Wauwatosa, Wisconsin	Own	1971	N/A	$1,459

Branches:
6560 South 27th Street Oak Creek, Wisconsin	Own	1986	N/A	$1,173

21505 East Moreland Blvd Waukesha, Wisconsin	Capital Lease	2005	2009	$5,484

1233 Corporate Center Drive Oconomowoc, Wisconsin	Own	2003	N/A	$2,868

1230 George Towne Drive Pewaukee, Wisconsin	Own	2004	N/A	$3,857

6555 S 108th St Franklin, Wisconsin	Own	2006	N/A	$2,676

W188N9820 Appleton Ave Germantown, Wisconsin	Own	2006	N/A	$2,676

10101 W Greenfield Ave (1) West Allis, Wisconsin	Own	2006	N/A	$2,910

1405 Capitol Drive (2) Pewaukee, Wisconsin	Lease	1999	2009	$24

7136 W State Street (3) Wauwatosa, Wiscsonsin	Own	2000	N/A	$591

Corporate Center:
11200 West Plank Court (4) Wauwatosa, Wisconsin	Own	2004	N/A	$4,932

(1)	This facility currently functions as a mortgage service center. A full-service branch will open at this facility in March of 2007.

(2)	Supermarket banking facility sold in January 2007.

(3)	Drive-up banking facility only.

(4)	Leased in 2002, purchased in 2004.

Item 3. Legal Proceedings
     We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable

Part II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities
     The common stock of Wauwatosa Holdings, Inc. is traded on The Nasdaq Global Select Market® under the symbol “WAUW”.
     As of February 28, 2007, there were 33,265,483 of common stock outstanding and approximately 4,536 shareholders of record of the common stock. Wauwatosa Holdings, Inc became a publicly-held corporation on October 4, 2005.
     The Company did not pay a cash dividend in 2006. Our Board has not currently considered a policy of paying cash dividends on the common stock. If the Board considers a cash dividend in the future, which cannot be assured, the payment of dividends will depend upon a number of factors, including capital requirements, Wauwatosa Holdings’ and Wauwatosa Savings’ financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions and regulatory restrictions that affect the payment of dividends by Wauwatosa Savings to Wauwatosa Holdings and the receipt from the Federal Reserve Board of a waiver of dividends to our mutual holding company. No assurances can be given that any dividends will be paid or that, if paid, they will not be reduced or eliminated in the future. Special cash dividends, stock dividends or returns of capital, to the extent permitted by applicable policy and regulation, may be paid in addition to, or in lieu of, regular cash dividends. Accordingly, it is anticipated that any cash distributions made by Wauwatosa Holdings to its shareholders would be treated as cash dividends and not as a non-taxable return of capital for federal and state tax purposes.
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

Our common stock began trading on The Nasdaq Global Select Market® on October 5, 2005. The high and low quarterly trading prices from that date through December 31, 2006 were as follows:

	High	Low
2006
1st Quarter	$13.85	$11.44
2nd Quarter	17.06	13.08
3rd Quarter	18.90	15.70
4th Quarter	18.23	17.17
2005
October 5, 2005 to December 31, 2005	11.95	10.35
Stock Repurchase Program
     On September 5, 2006, the Board of Directors of Wauwatosa Holdings, Inc. approved the commencement of the Company’s first stock repurchase program for up to 1,494,298 shares, or approximately 14% of the Company’s outstanding common stock held by shareholders other than Lamplighter Financial, MHC. Repurchases will be made by the Company from time to time in open-market transactions or otherwise as, in the opinion of management, market conditions warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes. As of December 31, 2006, the Company had not repurchased any shares.
PERFORMANCE GRAPH
     Set forth below is a line graph comparing the cumulative total shareholder return on Wauwatosa Holdings common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the NASDAQ Stock Market US Index and the America’s Community Bankers NASDAQ Index. The graph assumes $100 was invested on October 5, 2005, the first date of Wauwatosa Holdings trading, in Wauwatosa Holdings common stock and each of those indices.

Stock/Index	10/4/2005	12/31/05	3/31/2006	6/30/2006	9/30/2006	12/31/2006
Wauwatosa Holdings Common Stock (WAUW)	100.00	114.40	136.00	170.60	176.50	178.20
NASDAQ Stock Market (^IXIC)	100.00	103.08	109.37	101.53	105.57	112.90
America’s Community Bankers NASDAQ Index	100.00	102.75	109.05	108.42	111.51	116.49

Compensation Plans
     Set forth below is information as of December 31, 2006 regarding equity compensation plans that have been approved by shareholders. The Company has no equity based benefit plans that were not approved by shareholders.

	Number of shares to be issued		Number of securities
	upon exercise of outstanding	Weighted average	remaining available for
Plan	options and rights	exercise price	issuance under plan
2006 Equity Incentive Plan	1,494,298 (1)	$— (2)	1,494,298

(1)	Consists of 1,067,356 shares reserved for issuance for future grants of stock options and 426,942 shares reserved for future grants of restricted stock.

(2)	No options were granted and no restricted stock awards were made as of December 31, 2006.

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
     The summary financial information presented below is derived in part from the consolidated financial statements of Wauwatosa Savings Bank. The data is derived from the Company’s audited financial statements (other than data at or for the year ended December 31, 2005), although the table itself is not audited. The following data should be read together with the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” later in this report.

	At December 31,		At June 30,
	2006	2005	2005	2004	2003	2002
	(In Thousands)
Selected Financial Condition Data:

Total assets	$1,648,470	$1,511,209	$1,386,132	$1,240,084	$1,104,893	$1,002,435
Available for sale securities	117,330	121,955	83,991	99,549	90,453	41,733
Federal Home Loan Bank stock	17,213	14,406	14,097	13,322	8,658	8,088
Loans receivable, net	1,372,907	1,306,018	1,213,561	1,063,594	940,053	895,398
Cash and cash equivalents	73,807	16,498	20,467	19,392	28,767	38,945
Deposits	1,036,218	1,045,593	1,128,791	1,035,588	909,491	841,873
Advance payments by borrowers for taxes	190	181	15,821	14,446	13,649	13,837
Advances from the Federal Home Loan Bank	334,003	201,212	93,162	60,000	60,000	35,000
Total equity	241,272	231,696	133,416	122,799	114,596	103,507
Allowance for loan losses	7,195	5,250	4,606	3,378	2,970	2,479
Non-performing loans	28,888	18,065	13,076	12,015	15,588	12,940

			Six Months Ended
	Years Ended December 31,		December 31,		Years Ended June 30,
	2006	2005	2005	2004	2005	2004	2003	2002
	(In Thousands, except per share amounts)
Selected Operating Data:
Interest income	$92,228	$79,736	$42,036	$36,580	$74,207	$66,088	$66,451	$70,125
Interest expense	53,779	39,537	20,758	17,290	36,068	32,432	34,459	41,412

Net interest income	38,449	40,199	21,278	19,290	38,139	33,656	31,933	28,712
Provision for loan losses	2,201	1,909	1,035	363	1,238	860	520	1,336

Net interest income after provision for loan losses	36,248	38,290	20,243	18,927	36,901	32,796	31,472	27,377
Noninterest income	5,202	3,526	2,272	1,985	3,311	3,035	2,993	2,141
Noninterest expense	28,698	29,646	18,331	12,262	23,576	20,384	17,618	13,863

Income before income taxes	12,752	12,170	4,184	8,650	16,636	15,447	16,847	15,655
Provision for income taxes	4,699	6,127	1,471	2,864	7,520	4,863	5,742	4,816

Net income	$8,053	$6,043	$2,713	$5,786	$9,116	$10,584	$11,105	$10,839

Income (loss) per share – basic (1)	$0.24	$(0.02)	$(0.02)	N/A	N/A	N/A	N/A	N/A

Income (loss) per share – diluted (1)	$0.24	$(0.02)	$(0.02)	N/A	N/A	N/A	N/A	N/A

(1)	The 2005 loss per share is based upon net loss and weighted average shares outstanding from the date of reorganization (October 4, 2005) to December 31, 2005.

	At or For the Years		At or for the Six Months
	Ended December 31,		Ended December 31,		At or For the Years Ended June 30,
	2006	2005	2005	2004	2005	2004	2003	2002
Selected Financial Ratios(4) and Other Data:
Performance Ratios:
Return on average assets	0.50%	0.43%	0.36%	0.89%	0.70%	0.90%	1.08%	1.10%
Return on average equity	3.41	4.52	3.22	8.30	7.12	8.88	10.19	11.21
Interest rate spread (1)	2.00	2.56	2.43	2.89	2.74	2.70	2.84	2.50
Net interest margin (2)	2.52	2.95	2.96	3.13	3.04	2.98	3.19	2.97
Noninterest expense to average assets	1.80	2.09	2.44	1.88	1.81	1.74	1.71	1.40

Efficiency ratio (3)	66.19	67.80	77.84	57.64	56.88	55.55	50.36	44.93
Average interest-earning assets to average interest-bearing liabilities	114.59	113.07	118.38	108.7	110.29	109.71	110.09	110.92

Capital Ratios:
Equity to total assets at end of period	14.64%	15.33%	15.33%	9.43%	9.63%	9.90%	10.37%	10.33%
Average equity to average assets	14.79	9.41	11.25	10.66	9.83	10.15	10.56	9.79
Total capital to risk-weighted assets	21.36	22.79	22.79	14.59	14.05	15.02	15.61	15.11
Tier I capital to risk-weighted assets	20.75	22.29	22.29	14.20	13.58	14.62	15.22	15.07
Tier I capital to average assets	14.47	14.23	14.23	10.09	9.84	10.18	10.50	10.25

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.52%	0.40%	0.40%	0.33%	0.38%	0.32%	0.32%	0.28%
Allowance for loan losses as a percent of non-performing loans	24.91	29.06	29.06	28.06	35.22	28.11	19.05	19.16
Net charge-offs to average outstanding loans during the period	0.02	0.03	0.06	0	0	0.05	0	0.09
Non-performing loans as a percent of total loans	2.10	1.39	1.39	1.17	1.07	1.13	1.65	1.44
Non-performing assets as a percent of total assets	1.75	1.20	1.21	0.96	0.98	1.03	1.41	1.39

Other Data:
Number of full service offices	7	5	5	5	5	5	4	3
Number of limited service offices	1	1	1	1	1	1	1	1

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Ratios for six-month periods have been annualized.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     On October 4, 2005, Wauwatosa Savings Bank completed its reorganization and subsequent initial public offering of common stock of Wauwatosa Holdings, Inc. Upon completion of the reorganization, Lamplighter Financial, MHC (a Wisconsin chartered mutual holding company) owns approximately 68% of the outstanding shares of common stock of Wauwatosa Holdings, Inc. and Wauwatosa Holdings, Inc. owns 100% of the common stock of the Bank.
     Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of residential loans, construction loans and debt and mortgage-related securities and the interest we pay on our interest-bearing liabilities, consisting primarily of time deposits and borrowings from the Federal Home Loan Bank of Chicago. Wauwatosa Savings is a mortgage lender with mortgage loans comprising 99.8% of total loans receivable on December 31, 2006. Further, 82.5% of loans receivable are residential mortgage loans and 32.1% of loans receivable are over four-family residential mortgage loans on December 31, 2006. Wauwatosa Savings funds loan production primarily with retail deposits. On December 31, 2006, 85.2% of total deposits were time deposits also known as certificates of deposit. Deposits obtained from brokers totaled $36.3 million at December 31, 2006. Wauwatosa Savings uses borrowings from the Federal Home Loan Bank of Chicago as a secondary source of funding. Federal Home Loan Bank advances outstanding on December 31, 2006 totaled $334.0 million or 32.2% of total deposits.
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

     Wauwatosa Savings also establishes valuation allowances based on an evaluation of the various risk components that are inherent in the credit portfolio. The risk components that are evaluated include past loan loss experience; the level of non-performing and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect the borrower’s ability to repay; the estimated value of any underlying collateral; peer group comparisons; regulatory guidance; and other relevant factors. The allowance is increased by provisions charged to earnings and recoveries of previously charged-off loans and reduced by charge-offs. The adequacy of the allowance for loan losses is reviewed and approved quarterly by the Wauwatosa Savings board of directors. The allowance reflects management’s best estimate of the amount needed to provide for the probable loss on impaired loans and other inherent losses in the loan portfolio, and is based on a risk model developed and implemented by management and approved by the Wauwatosa Savings board of directors.
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
     Wauwatosa Savings has an investment subsidiary operating in Nevada. The income earned by that corporation is not subject to tax in Wisconsin nor has any such tax been paid. An accrued liability has been recorded pursuant to the Statement of Financial Accounting Standards Board No. 5 because the Wisconsin Department of Revenue has generally indicated that it may assess franchise taxes on the income of such out of state subsidiaries. Wauwatosa Savings has accrued an estimated liability, as of December 31, 2006, of $3.2 million net of the federal deferred tax benefit. The accrued gross estimated liability as of December 31, 2006, is $4.9 million offset by a $1.7 million federal deferred tax benefit. Wauwatosa Savings will continue to accrue state income tax on certain Nevada subsidiary earnings until such time as this issue is resolved.
     Management believes its tax policies and practices are critical because the determination of the tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We have no plans to change the tax recognition methodology in the future. If our estimated valuation allowance is too high or too low it will affect our future net income. Net deferred tax assets totaled $7.9 million, $6.8 million and $4.4 million on December 31, 2006, December 31, 2005 and June 30, 2005, respectively. As of December 31, 2006 and 2005, there was a valuation allowance of $234,000, net of $126,000 federal income tax benefit, and $225,000, net of $121,000 federal income tax benefit respectively, related to the deferred tax asset recognized for the Wisconsin charitable contribution deduction carryforward. There were no valuation allowances as of June 30, 2005 or June 30, 2004. If our estimated current and deferred tax assets and liabilities and any related estimated valuation allowance is too high or too low, it will affect our future net income in the year that the new information enabling us to better evaluate our estimates of income tax assets and liabilities becomes available
Comparison of Financial Condition at December 31, 2006 and at December 31, 2005
     Total Assets. Total assets increased by $137.3 million, or 9.1%, to $1.6 billion at December 31, 2006 from $1.5 billion at December 31, 2005. The increase in total assets resulted primarily from increases in cash and cash equivalents and continued growth of the loan portfolio as funded by Federal Home Loan Bank advances.
     Cash and Cash Equivalents. Cash and cash equivalents increased by $57.3 million to $73.8 million at December 31, 2006 from $16.5 million at December 31, 2005. The increase was the direct result of $100 million in Federal Home Loan Bank advances that were taken to fund future operations, year-end tax escrow disbursements and upcoming wholesale funding maturities. These transactions resulted in arbitrage earnings of approximately 0.78% when investing the proceeds of the Federal Home Loan Bank advances, with an average cost of 4.32%, in short-term Federal Home Loan Bank demand and time deposits, with an average yield of 5.10%.
     Loans Held for Sale. Loans held for sale totaled $5.4 million as of December 31, 2006. This represents mortgage loans originated by Waterstone that will be sold in the secondary market. As Wauwatosa Savings has not historically originated loans for sale in the secondary market, and Waterstone was not purchased until February 2006, there is no comparable balance as of December 31, 2005. All loans held at December 31, 2006 were subsequently sold at a net gain to Waterstone.
     Loans Receivable. Loans receivable increased $64.9 million, or 5.0%, to $1.4 billion at December 31, 2006 from $1.3 billion at December 31, 2005. Of the total increase in loans receivable, $25.2 million, or 38.8% was attributable to over four-family residential mortgage loans, $12.1 million, or 18.6% was attributable to commercial real estate loans and $9.6 million, or 14.8% was attributable to construction loans.
     Office Properties and Equipment. Office properties and equipment increased $7.6 million, or 30.4%, to $32.6 million at December 31, 2006 from $25.0 million at December 31, 2005. The increase was attributable to the purchase of a building in West Allis, Wisconsin for $2.8 million and land in Franklin and Germantown, Wisconsin, totaling $2.1 million for expansion of our branch network. In addition, $1.6 million in capital improvements was added to each of the Franklin branch, which opened in September, and the Germantown branch, which opened in November. An additional $910,000 in capital improvements has been added to the West Allis branch due to open in 2007.

     Federal Home Loan Bank Stock. Federal Home Loan Bank stock increased by $2.8 million, or 19.5%, to $17.2 million at December 31, 2006 from $14.4 million at December 31, 2005. This increase is the direct result of the increase in Federal Home Loan Bank advances outstanding at December 31, 2006 as compared to December 31, 2005. Minimum stock ownership is based on a combination of member bank mortgage loans and Federal Home Loan Bank advances outstanding. Wauwatosa Savings owns the minimum required amount of Federal Home Loan Bank stock. Dividends paid on Federal Home Loan Bank stock averaged 3.07% for the year ended December 31, 2006.
     Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased by $2.5 million, or 25.3%, to $12.2 million at December 31, 2006 from $9.8 million at December 31, 2005. The biggest single increase was for deferred federal and state income taxes which increased by $1.1 million from December 31, 2005 to December 31, 2006. That increase includes $651,000 attributable to the allowance for loan losses and $458,000 attributable to the federal income tax benefit related to the Wisconsin tax accrual on the Nevada subsidiary’s income. In addition, $1.0 million of Waterstone assets are included in the December 31, 2006 total. Waterstone’s other assets include $716,000 in goodwill and non-compete intangibles related to the February acquisition by Wauwatosa Savings. There were no comparable assets at December 31, 2005.
     Deposits. Total deposits decreased $9.4 million, or 0.9%, but remained relatively stable at $1.0 billion at December 31, 2006 and December 31, 2005. Total time deposits decreased $46.4 million, or 5.0% to $883.3 million at December 31, 2006 from $929.7 million at December 31, 2005. This decrease is attributable to a decrease in non-local and brokered certificates of $54.8 million, or 52.3% to $49.8 million at December 31, 2006 from $104.7 million at December 31, 2005. Non-local and brokered deposits are utilized when their relative cost compares favorably to the cost of local deposits. This is generally the case in a declining interest rate environment as local market deposit rates lag the national market. Total money market and savings deposits increased $60.9 million, or 181.5%, to $94.5 million at December 31, 2006 from $33.6 million at December 31, 2005. Partially offsetting the overall increase in money market and savings deposits, demand deposits decreased $23.9 million, or 29.0%, to $58.4 million at December 31, 2006 from $82.3 million at December 31, 2005. The development and promotion of competitive retail and business money market accounts resulted in the significant increase in money market account balances during the period ended December 31, 2006. The increase in money market account balances included amounts transferred from existing demand accounts.
     Federal Home Loan Bank Advances. Total Federal Home Loan Bank advances increased $132.8 million, or 66.0%, to $334.0 million at December 31, 2006 from $201.2 million at December 31, 2005. The increase was the result of the competitive market for deposit products, increased loan demand and an opportunity to fund future cash needs with long-term funding at rates below short-term investment yields.
     Other Liabilities. Other liabilities increased $4.3 million, or 13.1%, to $36.8 million at December 31, 2006 from $32.5 million at December 31, 2005. The biggest single increase was for accrued interest payable which increased by $1.7 million from December 31, 2005 to December 31, 2006, primarily as a result of the increase in the cost of funds. In addition, accrued federal and state income taxes increased by $1.1 million from December 31, 2005 to December 31, 2006. This increase is entirely attributable to the accrual for Wisconsin income taxes on the Nevada subsidiary’s income.
     Shareholders’ Equity. Shareholders’ equity increased $9.6 million, or 4.1%, to $241.3 million at December 31, 2006 from $231.7 million at December 31, 2005. The increase was primarily attributable to net income for the year ended December 31, 2006, which totaled $8.1 million and a $854,000 decrease in unearned ESOP shares. The decrease in unearned ESOP shares is due to the December 31, 2006 allocation of shares held in trust by the Wauwatosa Savings Bank ESOP Trust to plan participants.
Comparison of Financial Condition at December 31, 2005 and June 30, 2005
     Total Assets. Our total assets increased by $125.1 million, or 9.0%, to $1.5 billion at December 31, 2005 from $1.4 billion at June 30, 2005. The increase in total assets resulted primarily from continued growth of the loan portfolio and an increase in investment securities. The growth of the loan portfolio and purchase of investment securities was funded in part with the $98.7 million in net proceeds received from the stock offering.
     Loans Receivable. Loans receivable increased $87.2 million, or 7.2%, to $1.3 billion at December 31, 2005 from $1.2 billion at June 30, 2005, reflecting continuing demand for new loans in a relatively low interest rate environment. Of the total increase in loans receivable, net, $80.0 million, or 91.7%, was attributable to residential mortgage loans, of which $38.9 million was for loans secured by over four-family residential properties.
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
     Federal Home Loan Bank Advances. Total advances from the Federal Home Loan Bank increased $108.1 million, or 116.0%, to $201.2 million at December 31, 2005 from $93.2 million at June 30, 2005. The increase was primarily due to the decrease in deposits. Advances outstanding at December 31, 2005 have a weighted average rate of 3.90%, compared to 3.07% on advances outstanding at June 30, 2005.
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
     Shareholders’ Equity. Total shareholders’ equity increased by $98.3 million, or 73.7%, to $231.7 million at December 31, 2005 from $133.4 million at June 30, 2005, as a result of $104.2 million of capital received from the stock offering, partially offset as discussed below. This amount primarily consists of $98.8 million in net proceeds from the shares issued to subscribing depositors and $5.6 million of additional paid-in-capital recognized as a result of the contribution of shares to Wauwatosa Savings Bank Fund of the Waukesha County Community Foundation. In connection with the reorganization and stock offering, Wauwatosa Savings initiated its ESOP. Approximately $8.5 million of the proceeds from the offering were used to extend a loan to the ESOP. In turn, the ESOP, through its trustee (Marshall & Ilsley Trust Company, N.A.) used the proceeds to purchase 761,515 shares of stock on the open market. As a result of the purchase of shares by the ESOP, total shareholders’ equity of the Company was reduced by $7.7 million, which represents the $8.5 million of shares purchased, less $854,000 expensed in the six months ended December 31, 2005 for shares committed to be released to ESOP participants by December 31, 2005. Total shareholders’ equity also increased by $2.8 million in net income recognized during the six months ended December 31, 2005, partially offset by an increase in the unrealized loss on available for sale securities, net of tax of $944,000.
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

	Years Ended December 31,
	2006				2005
		Interest				Interest
	Average	and			Average	and
	Balance	Dividends		Yield/Cost	Balance	Dividends		Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,350,865	$83,822	(1)	6.21%	$1,219,707	$74,020	(1)	6.07%
Available for sale securities(5) (6)	115,846	5,355		4.62	106,128	4,102		3.87
Other earning assets	61,985	3,051		4.92	38,456	1,614		4.20

Total interest-earning assets	1,528,696	92,228		6.03	1,364,291	79,736		5.84

Noninterest-earning assets	68,286				57,461

Total assets	$1,596,982				1,421,752

Interest-bearing liabilities:
Demand and money market accounts	$110,907	2,810		2.53	$89,694	1,156		1.29
Savings accounts	20,658	101		0.49	23,812	119		0.50
Certificates of deposit	925,026	39,080		4.22	970,977	34,152		3.52

Total interest-bearing deposits	1,056,591	41,991		3.97	1,084,483	35,427		3.27
Advances from the Federal Home Loan Bank and Federal funds purchased	265,821	11,472		4.32	110,979	3,719		3.35
Other interest bearing liabilities	11,684	316		2.70	11,151	391		3.51

Total interest-bearing liabilities	1,334,096	53,779		4.03	1,206,613	39,537		3.28

Noninterest-bearing liabilities	26,716				81,398

Total liabilities	1,360,812				1,288,011
Equity	236,170				133,741

Total liabilities and equity	$1,596,982				$1,421,752

Net interest income		$38,449				$40,199

Net interest rate spread (2)				2.00%				2.56%
Net interest-earning assets (3)	$194,600				$157,678

Net interest margin (4)				2.52%				2.95%
Average interest-earning assets to average interest-bearing liabilities				114.59%				113.07%

(1)	Includes net deferred loan fee amortization income of $885,000 and $940,000 for the years ended December 31, 2006 and 2005, respectively.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Average balance of available for sale securities is based on amortized historical cost.

(6)	Interest income from tax exempt securities is not significant to total interest income, therefore, interest and yield on interest earnings assets are not stated on a tax equivalent basis.

	Six Month Period Ended December 31,
	2005				2004
		Interest				Interest
	Average	and			Average	and
	Balance	Dividends		Yield/Cost	Balance	Dividends		Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,258,594	$38,516	(1)	6.12%	$1,106,826	$34,272	(1)	6.19%
Available for sale securities(5) (6)	123,872	2,440		3.94	99,988	1,784		3.57
Other earning assets	54,577	1,080		3.96	24,304	524		4.31

Total interest-earning assets	1,437,043	42,036		5.85	1,231,118	36,580		5.94

Noninterest-earning assets	62,987				51,989

Total assets	$1,500,030				1,283,107

Interest-bearing liabilities:
Demand and money market accounts	$92,170	792		1.72	$92,174	412		0.89
Savings accounts	18,088	60		0.66	24,912	63		0.51
Certificates of deposit	961,144	17,414		3.62	928,164	15,453		3.33

Total interest-bearing deposits	1,071,402	18,266		3.41	1,045,250	15,928		3.05
Advances from the Federal Home Loan Bank and Federal funds purchased	127,046	2,258		3.55	74,031	1,253		3.39

Other interest bearing liabilities	15,514	234		3.02	13,333	109		1.64

Total interest-bearing liabilities	1,213,962	20,758		3.42	1,132,614	17,290		3.05

Noninterest-bearing liabilities	117,302				11,133

Total liabilities	1,331,504				1,143,747
Equity	168,766				139,360

Total liabilities and equity	$1,500,030				$1,283,107

Net interest income		$21,278				$19,290

Net interest rate spread (2)				2.43%				2.89%
Net interest-earning assets (3)	$223,081				$98,504

Net interest margin (4)				2.96%				3.13%
Average interest-earning assets to average interest-bearing liabilities				118.38%				108.70%

(1)	Includes net deferred loan fee amortization income of $512,000 and $504,000 for the six month periods ended December 31, 2005 and 2004, respectively.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Average balance of available for sale securities is based on amortized historical cost.

(6)	Interest income from tax exempt securities is not significant to total interest income, therefore, interest and yield on interest earnings assets are not stated on a tax equivalent basis.

	Year Ended June 30,
	2005				2004
		Interest and				Interest and
	Average Balance	Dividends		Yield/Cost	Average Balance	Dividends		Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,140,444	$69,775	(1)	6.12%	$996,511	$61,530	(1)	6.17%
Available for sale securities(5) (6)	78,870	3,442		4.36	97,092	3,700		3.82
Other earning assets	37,302	989		2.65	35,287	858		2.43

Total interest-earning assets	1,256,616	74,207		5.91	1,128,890	66,088		5.85

Noninterest-earning assets	45,149				44,973

Total assets	$1,301,765				$1,173,863

Interest-bearing liabilities:
Demand and money market accounts	$76,758	899		1.17	$88,324	884		1.00
Savings accounts	27,944	122		0.44	22,675	113		0.50
Certificates of deposit	954,322	32,068		3.36	847,126	29,084		3.43

Total interest-bearing deposits	1,059,024	33,089		3.12	958,125	30,081		3.14
Advances from the Federal Home Loan Bank and Federal funds purchased	74,785	2,783		3.72	65,237	2,109		3.23
Other interest bearing liabilities	5,579	196		3.51	5,624	242		4.29
Total interest-bearing liabilities	1,139,388	36,068		3.17	1,028,986	32,432		3.15

Noninterest-bearing liabilities	34,351				25,680

Total liabilities	1,173,739				1,054,666
Equity	128,026				119,197

Total liabilities and equity	$1,301,765				$1,173,863

Net interest income		$38,139				$33,656

Net interest rate spread (2)				2.74%				2.70%
Net interest-earning assets (3)	$117,288				$99,904

Net interest margin (4)				3.04%				2.98%
Average interest-earning assets to average interest-bearing liabilities				110.29%				109.71%

(1)	Includes net deferred loan fee amortization income of $932,000 and $1,008,000 for the years ended June 30, 2005 and 2004, respectively.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Average balance of available for sale securities is based on amortized historical cost.

(6)	Interest income from tax exempt securities is not significant to total interest income, therefore, interest and yield on interest earnings assets are not stated on a tax equivalent basis.

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

	Years Ended			Six Month Period Ended
	December 31,			December 31,
	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable(1) (2)	$8,108	$1,694	$9,802	$4,649	$(405)	$4,244
Securities interest and income from other earning assets	1,453	1,237	2,690	1,106	106	1,212

Total interest-earning assets	9,561	2,931	12,492	5,755	(299)	5,456

Interest expense:
Demand and Money Market accounts	325	1,329	1,654	—	380	380
Savings accounts	(15)	(3)	(18)	(20)	17	(3)
Certificates of deposit	(1,516)	6,444	4,928	516	1,445	1,961

Total interest-bearing deposits	(1,206)	7,770	6,564	496	1,842	2,338
FHLB Advances	6,427	1,326	7,753	946	59	1,005
Other interest-bearing liabilities	20	(95)	(75)	14	111	125

Total interest-bearing liabilities	5,241	9,001	14,242	1,456	2,012	3,468

Net change in interest income	$4,320	$(6,070)	$(1,750)	$4,299	$(2,311)	$1,988

(1)	Includes net deferred loan fee amortization income of $885,000, $940,000, $512,000 and $504,000 for the years ended December 31, 2006 and 2005 and for the six month periods ended December 31, 2005 and 2004, respectively.

(2)	Non-accrual loans have been included in average loans receivable balance.

	Years Ended June 30,
	2005 vs. 2004
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable(1) (2)	$8,811	$(567)	$8,244
Securities interest and income from other earning assets	(590)	465	(125)

Total interest-earning assets	8,221	(102)	8,119

Interest expense:

Demand and Money Market accounts	(124)	139	15
Savings accounts	24	(15)	9
Certificates of deposit	3,613	(630)	2,983

Total interest-bearing deposits	3,513	(506)	3,007
FHLB Advances	(1,128)	1,802	674
Other interest-bearing liabilities	(2)	(43)	(45)

Total interest-bearing liabilities	2,383	1,253	3,636

Net change in interest income	$5,838	$(1,355)	$4,483

(1)	Includes net deferred loan fee amortization income of $932,000,and $1,008,000 for the years ended June 30, 2005 and 2004 , respectively.

(2)	Non-accrual loans have been included in average loans receivable balance.
Comparison of Operating Results for the Years Ended December 31 2006 and December 31, 2005
     General. Net income for the year ended December 31, 2006 totaled $8.1 million, or $0.24 for both basic and diluted earnings per share compared to net income of $6.0 million for the year ended December 31, 2005. Due to the timing of the conversion during the prior year, there was no comparable earnings per share amount for the full twelve months ended December 31, 2005. For the year ended December 31, 2006, our return on average assets was 0.50% and our return on average equity was 3.41%, compared to 0.43% and 4.52%, respectively, for the year ended December 31, 2005. The increase in net income was due primarily to a decrease in income tax expense. The effective tax rate dropped from 50.3% for the year ended December 31, 2006 to 36.9% for the year ended December 31, 2006 due to the March 2005 accrual of estimated state tax liability net of federal deferred tax benefit related to the Wisconsin Department of Revenue indication that it will assess franchise taxes on certain income of the Wauwatosa Savings out-of-state investment subsidiary.
     Total Interest Income. Total interest income increased $12.5 million, or 15.7%, to $92.2 million during the year ended December 31, 2006 compared to $79.7 million for the year ended December 31, 2005. Interest income on loans increased $9.8 million, or 13.2%, to $83.8 million for the year ended December 31, 2006 compared to $74.0 million for the year ended December 31, 2005. The increase resulted from an increase in the average outstanding loans receivable balance of

$131.2 million, or 10.8%, to $1.4 billion during the year ended December 31, 2006 from $1.2 billion during the year ended December 31, 2005. The increase in volume was compounded by a 14 basis point increase in the average yield on loans to 6.21% for the year ended December 31, 2006 from 6.07% for the year ended December 31, 2005. Much of the remaining increase in total interest income reflected interest income from investment securities which increased $1.3 million, or 30.6%, to $5.4 million for the year ended December 31, 2006 compared to $4.1 million for the year ended December 31, 2005. This was due to the increase in the average outstanding balance of investment securities portfolio of $9.7 million, or 9.2%, to $115.8 million during the year ended December 31, 2006 from $106.1 million during the year ended December 31, 2005. The increase in volume was compounded by a 75 basis point increase in the average yield on investment securities to 4.62% for the year ended December 31, 2006 from 3.87% for the year ended December 31, 2005. Finally, the average balance of other earning assets increased by $23.5 million, or 61.2%, to $62.0 million during the year ended December 31, 2006 from $38.5 during the year ended December 31, 2005. The increase in volume was compounded by a 72 basis point increase in the average yield on other earning assets to 4.92% during the year ended December 31, 2006 from 4.20% during the year ended December 31, 2005.
          Total Interest Expense. Total interest expense increased by $14.2 million, or 36.0%, to $53.8 million during the year ended December 31, 2006 from $39.5 million during the year ended December 31, 2005. This increase was the result of an increase in both the rates paid on deposits and borrowings and an increase in average borrowings outstanding.
          Interest expense on deposits increased $6.6 million, or 18.5%, to $42.0 million during the year ended December 31, 2006 from $35.5 million during the year ended December 31, 2005 as a result of an increase in the cost of deposits, which was partially offset by a decrease in average deposits outstanding. The cost of total average deposits increased by 70 basis points to 3.97% for the year ended December 31, 2006 compared to 3.27% for the year ended December 31, 2005. As market interest rates (in particular short-term interest rates) increased and deposit rates offered by competitors increased, it was necessary to increase the interest rates we offered on deposits to attract new and retain existing deposits, thereby increasing our cost of deposits.
          Interest expense on borrowings increased $7.7 million, or 188.5%, to $11.7 million during the year ended December 31, 2006 from $4.1 million during the year ended December 31, 2005. This increase was the result of increased average borrowings outstanding plus an increase in the related weighted average interest cost of such borrowings. The weighted average cost of advances from the Federal Home Loan Bank and of federal funds purchased increased 97 basis points to 4.32% for the year ended December 31, 2006 compared to 3.35% for the year ended December 31, 2005.
          Net Interest Income. Net interest income decreased by $1.8 million or 4.4%, during the year ended December 31, 2006 as compared to the year ended December 31, 2005. The decrease resulted from a 56 basis point decrease in our net interest rate spread to 2.00% for the year ended December 31, 2006 from 2.56% for the year ended December 31, 2005. The 56 basis point decrease in the net interest rate spread resulted from a 75 basis point increase in the cost of interest bearing liabilities, which was partially offset by a 19 basis point increase in the yield on interest earning assets. The Company has experienced net interest margin compression as the yield curve remains inverted. In addition to the flat or inverted yield curve, net interest margin has been compressed as the repricing of interest bearing liabilities has outpaced that of interest earning assets. The decrease in net interest income resulting from a decrease in our net interest rate spread was partially offset by an increase in net average earning assets of $36.9 million, or 23.4%, to $194.6 million for the year ended December 31, 2006 from $157.7 million from the year ended December 31, 2005.
          Provision for Loan Losses. Provision for loan losses increased $292,000, or 15.3%, to $2.2 million during the year ended December 31, 2006, from $1.9 million during the year ended December 31, 2005. The higher provision for the year ended December 31, 2006 was the result of growth of the overall loan portfolio, a continued increase in classified assets and specific loan loss provisions identified and recognized during the period.
          Noninterest Income. Total noninterest income increased $1.7 million, or 47.5%, to $5.2 million during the year ended December 31, 2006 from $3.5 million during the year ended December 31, 2005. The increase was primarily due to $2.1 million in mortgage banking income generated by Waterstone, a subsidiary purchased by the Bank in February 2006. The increase in noninterest income generated by Waterstone was partially offset by losses on the sale of investment securities. In September 2006, $26.7 million of investment securities with unrealized losses approximating $819,000 were designated for sale with the unrealized loss expensed in the third quarter. The securities were sold and the proceeds were used to purchase higher yielding securities.
          Noninterest Expense. Total noninterest expense decreased $946,000, or 3.2%, to $28.7 million during the year ended December 31, 2006 from $29.6 million during the year ended December 31, 2005. The decrease was primarily the result of a decrease in charitable contributions, which was offset by increases in compensation, payroll taxes and other employee benefits, occupancy and data processing expenses.
          In connection with its October 2005 reorganization, the Company contributed 556,442 shares of Wauwatosa Holdings Inc. common stock valued at $5.6 million to the Waukesha County Community Foundation. There was no contribution expense for the year ended December 31, 2006.
          Compensation, payroll taxes and other employee benefit expense increased $3.1 million, or 23.4%, to $16.2 million during the year ended December 31, 2006 from $13.1 million during the year ended December 31, 2005. Wauwatosa Savings’ salary expense increased by $1.6 million, or 15.5%, in spite of a 9.8% reduction in full-time equivalent employees between December 31, 2005 and December 31, 2006. The net reduction in employees was concentrated in the fourth quarter, therefore the impact on annual expense was limited. In addition to the regular annual increase in staff wages, there was also a net increase in senior management personnel hired from outside of the Company for compensation that was higher than our average employee compensation levels. Compensation, taxes and employee benefits related to Waterstone totaled $2.0 million from the date of acquisition, February 9, 2006, through December 31, 2006. Compensation expense related to the ESOP Plan totaled $1.2 million during the year ended December 31, 2006, compared to $854,000 during the year ended December 31, 2005. The increase resulted from an increase in the market value of the stock awarded to Plan participants. Expense related to health care benefits increased $346,000, or 54%, to $985,000 for the year ended December 31, 2006 compared to $639,000 for the year ended December 31, 2005. The increase in ESOP and health care benefit expense was fully offset by an $876,000 reduction in pension benefits. The Company elected to freeze benefits accruing in the defined benefit pension plan in December 2005. Deferred compensation expense was $242,000 higher in 2006 as compared to the prior year as the result of the early retirement of the CEO on December 31, 2006.
          Occupancy, office furniture and equipment increased by $734,000, or 20.6%, to $4.3 million during the year ended December 31, 2006 from $3.6 million during the year ended December 31, 2005. The increase relates primarily to a new branch office located in Waukesha that opened in September 2005, as well as new branch offices constructed in Franklin and Germantown, Wisconsin and a branch currently under construction in West Allis, Wisconsin.
          Data processing expense increased $318,000, or 22.5%, for the year ended December 31, 2006 to $1.7 million from $1.4 million during the year ended December 31, 2005. Contract termination costs of $428,000 were recognized during the year ended December 31, 2006 as the result of a planned conversion of Wauwatosa Savings’ core data processor to Metavante Corporation effective February 19, 2007. The termination costs were partially offset by a decrease in third party consulting costs during the year ended December 31, 2006.
     Income Taxes. The effective tax rate for the year ended December 31, 2006 was 36.9% as compared to 50.3% for the year ended December 31, 2005. The 2005 effective tax rate was abnormally high as a result of an accrual of state income taxes recorded in 2005 attributable to an ongoing dispute with the Wisconsin Department of Revenue. Wauwatosa Savings has an investment subsidiary operating in Nevada. The income earned by that corporation is not subject to tax in the state of Wisconsin nor has any such tax been paid. During the year ended December 31, 2005, an accrued liability of $2.0 million was established because the Wisconsin Department of Revenue has generally indicated that it will assess franchise taxes on certain income of such out-of-state subsidiaries. As of December 31, 2005, the gross liability totaled $3.6 million, offset by a federal deferred tax benefit of $1.2 million. As of December 31, 2006, the Company has accrued an estimated gross liability of $4.9 million, offset by a federal deferred tax benefit of $1.7 million.
          Net Income. As a result of the foregoing factors, net income for the year ended December 31, 2006 increased $2.0 million, or 33.2%, to $8.1 million, from $6.0 million during the year ended December 31, 2005.
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
          Net Interest Income. Net interest income increased $2.0 million, or 10.4%, to $21.3 million for the six months ended December 31, 2005 from $19.3 million for the six-month period ended December 31, 2004. The increase resulted from an increase in net average earning assets of $124.6 million, or 126.5%, to $223.1 million for the six months ended December 31, 2005 from $98.5 million from the comparable period of the preceding year. The increase in average earning assets was partially offset by a 46 basis point decrease in the net interest rate spread to 2.43% for the six-month period ended December 31, 2005 from 2.89% for the comparable period in 2004. The 46 basis point decrease in the net interest rate spread resulted from a 9 basis point decrease in the yield on interest earning assets, compounded by a 37 basis point increase in the cost of interest bearing liabilities. Consistent with industry trends, the Bank experienced net interest margin compression as the yield curve continued to flatten.
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
          Noninterest Expense. Noninterest expense increased by $6.1 million, or 49.5%, to $18.3 million for the six-month period ended December 31, 2005 from $12.3 million for the six-month period ended December 31, 2004. The primary reasons for the increase in noninterest expense were increases in salary and employee benefits and charitable contributions. Salaries and employee benefit expenses increased by $1.7 million, or 29.8%, to $7.4 million for the six- month period ended December 31, 2005 from $5.7 million for the comparable period during 2004. The increase was primarily the result of the addition of the Wauwatosa Savings Bank ESOP and planned termination of the existing pension plan. For the period ended December 31, 2005, the Company incurred $854,000 of expense for the shares committed to be released to ESOP participants for 2005. There was no comparable expense during the prior year. In addition, the plan to terminate the pension plan resulted in an additional pension expense of $370,000. Charitable contributions increased by $3.6 million, or 210.0%, to $5.3 million for the six-month period ended December 31, 2005 from $1.7 million for the comparable period in 2004. The increase was attributable to the $5.6 million donation of 556,442 shares of Wauwatosa Holdings common stock issued to the Wauwatosa Savings Bank Fund of the Waukesha County Community Foundation in connection with the Company’s initial public offering.
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
Comparison of Operating Results for the Years Ended June 30, 2005 (Fiscal 2005) and June 30, 2004 (Fiscal 2004)
          General. Net income decreased $1.5 million, or 13.9%, to $9.1 million in fiscal 2005 from $10.6 million for fiscal 2004. The decrease in net income resulted primarily from the establishment of an accrual related to a dispute with the Wisconsin Department of Revenue, which reduced net income for fiscal 2005 by $2.0 million. The accrual was initially established in the third quarter of fiscal 2005 as the direct result of a general settlement agreement offered by the Department of Revenue in a letter dated July 27, 2004.
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
          Net Interest Income. Net interest income increased $4.5 million, or 13.3%, to $38.1 million for fiscal 2005 from $33.7 million for fiscal 2004 and a 4 basis point increase in the net interest rate spread to 2.74% for fiscal 2005 from 2.70% for fiscal 2004. The increase in net interest income is the direct result of the14.4% increase in average loans receivable for the period partially offset by the 18.8% decrease in available for sale securities.
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
          Noninterest Income. Noninterest income increased by $276,000, or 9.1%, to $3.3 million for fiscal 2005 from $3.0 million for fiscal 2004. The increase in noninterest income resulted primarily from a $488,000 net gain from the sales of land and building in fiscal 2005. There were no comparable transactions in the prior fiscal year. Noninterest income from the increase in cash surrender value of life insurance was lower in 2005 by $365,000.
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
Liquidity and Capital Resources
          We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Our liquidity ratio averaged 2.3% and 2.4% for the years ended December 31, 2006 and 2005. Our liquidity ratio averaged 3.4%, 1.7%, 1.4% and 2.8% for the six-month periods ended December 31, 2005 and 2004 and for the years ended June 30, 2005 and 2004, respectively. The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans. We also adjust liquidity as appropriate to meet asset and liability management objectives. The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the full Asset/Liability Committee. Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators. Regulatory liquidity, as required by the Wisconsin Department of Financial Institutions, is based on current liquid assets as a percentage of the prior month’s average deposits and short-term borrowings. Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings. The Bank’s primary and total regulatory liquidity at December 31, 2006 was 11.78% and 20.96%, respectively.
          Our primary sources of liquidity are deposits, amortization and prepayment of loans, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. Additional sources of liquidity used for the purpose of managing long- and short-term cash flows include $60 million in Federal funds lines of credit with four commercial banks and advances from the Federal Home Loan Bank of Chicago.
          A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2006 and 2005, respectively, $73.8 million and $16.5 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, Federal funds purchased and advances from the Federal Home Loan Bank of Chicago.
          Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

          During the years ended December 31, 2006 and 2005 and the six months ended December 31, 2005 and 2004 and the years ended June 30, 2005 and 2004, our loan originations, net of collected principal, totaled $68.7 million, $161.8 million, $88.2 million, $79.6 million, $153.1 million and $127.6 million, respectively, reflecting net growth in our portfolio. Cash received from the calls and maturities of debt and mortgage-related securities totaled $15.5 million, $17.9 million, $16.7 million, $15.9 million, $46.5 million and $51.3 million for the years ended December 31, 2006 and 2005 and the six months ended December 31, 2005 and 2004 and the years ended June 30, 2005 and 2004, respectively. We purchased $36.0 million, $51.0 million, $56.4 million, $10.0 million, $34.3 million and $71.3 million in available-for-sale debt and mortgage-related securities during the years ended December 31, 2006 and 2005, the six months ended December 31, 2005 and 2004 and the years ended June 30, 2005 and 2004, respectively. We sold $25.9 million, $262,000, $5.3 million, $5.6 million and $7.1 million in available-for-sale debt and mortgage-related securities during the years ended December 31, 2006 and 2005, the six months ended December 31, 2004 and the years ended June 30, 2005 and 2004, respectively. There were no securities sold during the six months ended December 31, 2005.
          Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net decrease in deposits was $9.4 million, $37.4 million and $83.2 million during the years ended December 31, 2006 and 2005 and the six months ended December 31, 2005. The net increases in total deposits were $47.4 million, $93.2 million and $126.1 million for the six months ended December 31, 2004 and for the years ended June 30, 2005 and 2004, respectively.
          Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds. At December 31, 2006, we had $334.0 million in advances from the Federal Home Loan Bank of Chicago, of which $41.2 million was due within 12 months, and an additional available borrowing limit of $178.6 million based on collateral requirements of the Federal Home Loan Bank of Chicago.
          At December 31, 2006, we had outstanding commitments to originate loans of $28.1 million and unfunded commitments under lines of credit and standby letters of credit of $35.3 million. At December 31, 2006, certificates of deposit scheduled to mature in less than one year totaled $693.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
     Wauwatosa Savings has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following tables present information indicating various non-deposit contractual obligations and commitments of Wauwatosa Savings as of December 31, 2006 and the respective maturity dates.
Contractual Obligations

			More Than	More than
			One Year	Three Years
		One Year	Through	Through Five
	Total	or Less	Three Years	Years	Over Five Years
			(In Thousands)
Federal Home Loan Bank advances(1)	$334,003	$41,224	$47,779	$25,000	$220,000
Operating leases(2)	309	98	211	—	—
Capital lease	3,975	300	3,675	—	—
Salary continuation agreements	3,324	491	1,152	746	935

Total Contractual Obligations	$341,611	$42,113	$52,817	$25,746	$220,935

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans. Excludes interest which will accrue on the advances.

(2)	Represents non-cancelable operating leases for offices and equipment.
     The following table details the amounts and expected maturities of significant off-balance sheet commitments as of December 31, 2006.
Other Commitments

			More Than	More than
			One Year	Three Years
		One Year	Through	Through Five
	Total	or Less	Three Years	Years	Over Five Years
			(In Thousands)
Real estate loan commitments(1)	$28,067	$28,067	$—	$—	$—
Unused portion of home equity lines of credit(2)	34,676	34,676	—	—	—
Unused portion of construction loans(3)	32,714	32,714	—	—	—
Standby letters of credit	639	611	8	20	—

Total Other Commitments	$96,096	$96,068	$8	$20	$0

General:	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.

(1)	Commitments for loans are extended to customers for up to 180 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of construction loans are available to the borrower for up to 1 year.

Impact of Recent Accounting Pronouncements
          In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of Financial Accounting Standards Boards Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 31, 2006. The Company will adopt FIN 48 in the first quarter of 2007. No material impact on results of operations, financial position, or liquidity is anticipated upon adoption.
          In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in Issue No. 06-5, “Accounting for Purchase of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance,” (EITF 06-5). EITF 06-5 concluded that companies purchasing a life insurance policy including bank owned life insurance should record the amount that could be realized, considering any additional amounts beyond cash surrender value included in the contractual terms of the policy. The amount that could be realized should be based on assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. When it is probable that contractual restrictions would limit the amount that could be realized, such contractual limitations should be considered and any amounts recoverable at the insurance company’s discretion should be excluded from the amount that could be realized. Companies are permitted to recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company will adopt EITF 06-5 in the first quarter of 2007. No impact on results of operations, financial position, or liquidity is anticipated upon adoption.
          In February 2006, the FASB issued Statement on Financial Accounting Standards (SFAS) 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 requires entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives, hybrid financial instruments that contain an embedded derivative requiring bifurcation, or hybrid financial instruments that contain embedded derivatives that do not require bifurcation. SFAS 155 also permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement will be effective for all financial instruments acquired or issued by the Company on or after January 1, 2007 and is not expected to have a material impact on financial condition, results of operations, or liquidity.
          In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The Company will be required to apply the new guidance beginning January 1, 2008, and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value. SFAS 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 does not change requirements for recognizing and measuring dividend income, interest income, or interest expense. The Company will be required to apply the new guidance beginning January 1, 2008, and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
          In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides guidance regarding the process of quantifying financial statement misstatements. In order to address the current diversity in practice, SAB 108 requires that registrants should quantify errors using both a balance sheet approach and an income statement approach. The balance sheet approach, also known as the “iron curtain” method, quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. The income statement, or “rollover” method, quantifies a misstatement based on the amount of the error originating in the current year income statement, while ignoring the carryover effects of prior year misstatements. SAB 108 requires companies to quantify an error under both the rollover and iron curtain approaches and by evaluating the materiality of the error measured under each approach. If deemed material, companies are required to adjust their financial statements. The Company adopted SAB 108 in the fourth quarter of 2006. There was no impact on its results of operations, financial position, and liquidity.
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
Quarterly Financial Information
          The following table sets forth certain unaudited quarterly data for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2006 (unaudited)
Interest income	$21,857	$22,418	$23,266	$24,687
Interest expense	11,797	12,828	14,090	15,064

Net interest income	10,060	9,590	9,176	9,623
Provision for loan losses	307	345	1191	358

Net income after provision for loan losses	9,753	9,245	7,985	9,265
Total noninterest income	1,193	1,491	1,229	1,289
Total noninterest expense	6,656	7,327	7,771	6,944

Income before income taxes	4,290	3,409	1,443	3,610
Income taxes	1,584	1,252	537	1,326

Net income	$2,706	$2,157	$906	$2,284

Loss per share — basic	$0.08	$0.07	$0.03	$0.07

Loss per share — diluted	$0.08	$0.07	$0.03	$0.07

2005 (unaudited)
Interest income	$18,384	$19,271	20,550	21,486
Interest expense	8,999	9,779	10,231	10,527

Net interest income	9,385	9,492	10,319	10,959
Provision for loan losses	900	(26)	209	826

Net income after provision for loan losses	8,485	9,518	10,110	10,133
Total noninterest income	601	697	1,005	1,267
Total noninterest expense	5,433	5,881	5,753	12,578

Income (loss) before income taxes	3,653	4,334	5,362	(1,178)
Income taxes (benefit)	3,062	1,594	1,940	(469)

Net income (loss)	$591	$2,740	$3,422	$(709)

Loss per share — basic	n/a	n/a	n/a	($0.02)

Loss per share — diluted	n/a	n/a	n/a	($0.02)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
          We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. During the low interest rate environment that has existed in recent years, we have implemented the following strategies to manage our interest rate risk: (i) emphasized variable rate loans including variable rate one- to four-family, and commercial real estate loans as well as three to five year commercial real estate balloon loans, (ii) reducing and shortening the expected average life of the investment portfolio, and (iii) whenever possible, lengthening the term structure of our deposit base and our borrowings from the Federal Home Loan Bank of Chicago. These measures should serve to reduce the volatility of our net interest income in different interest rate environments.
          Income Simulation. Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time. At least quarterly we review the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2006 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely result in an increase to our liability sensitive position.

Percentage
Increase (Decrease) in Estimated Net
Annual Interest Income
Over 24 Months
300 basis point increase in rates	(17.22%)
200 basis point increase in rates	(9.82%)
100 basis point increase in rates	(4.05%)
100 basis point decrease in rates	3.74%
200 basis point decrease in rates	11.74%
          Wauwatosa Savings’ Asset/Liability policy limits projected changes in net average annual interest income to a maximum variance of (10%) to (50%) for various levels of interest rate changes measured over a 24-month period when compared to the flat rate scenario. In addition, projected changes in the capital ratio are limited to (.15%) to (1.00%) for various levels of changes in interest rates when compared to the flat rate scenario. These limits are re-evaluated on a periodic basis and may be modified, as appropriate. Because our balance sheet is liability sensitive, income is projected to decrease proportionately with increases in interest rates. At December 31, 2006, a 300 basis point immediate and instantaneous increase in interest rates had the effect of reducing forecast net interest income by 17.22% while a 100 basis point decrease in rates had the effect of increasing net interest income by 3.74%. At December 31, 2006, a 300 basis point immediate and instantaneous increase in interest rates had the effect of reducing the forecast return on assets by 0.27% while a 100 basis point decrease in rates had the effect of increasing the return on assets by 0.06%. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Board of Directors
Wauwatosa Holdings, Inc.:
          We have audited the accompanying consolidated statements of financial condition of Wauwatosa Holdings, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005 and June 30, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2006, the years ended June 30, 2005 and 2004 and for the six month period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and June 30, 2005, and the results of its operations and its cash flows for year ended December 31, 2006, the years ended June 30, 2005 and 2004 and for the six months ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Milwaukee, Wisconsin
March 15, 2007

Wauwatosa Holdings, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
December 31, 2006 and 2005 and June 30, 2005

	December 31,		June 30,
	2006	2005	2005
	(In Thousands, except share data)
Assets
Cash	$26,745	8,761	10,107
Federal funds sold	19,458	5,388	8,779
Interest-bearing deposits in other financial institutions and other short term investments	27,604	2,349	1,581

Cash and cash equivalents	73,807	16,498	20,467
Securities available-for-sale (at fair value)	117,330	121,955	83,991
Loans held for sale	5,387	—	—
Loans receivable	1,372,907	1,306,018	1,218,167
Less: Allowance for loan losses	7,195	5,250	4,606

Loans receivable, net	1,365,712	1,300,768	1,213,561

Office properties and equipment, net	32,625	25,022	24,018
Federal Home Loan Bank stock, at cost	17,213	14,406	14,097
Cash surrender value of life insurance	24,152	22,792	22,078
Prepaid expenses and other assets	12,244	9,768	7,920

Total assets	$1,648,470	1,511,209	1,386,132

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$58,407	82,290	100,861
Money market and savings deposits	94,472	33,565	27,117
Time deposits	883,339	929,738	1,000,813

Total deposits	1,036,218	1,045,593	1,128,791

Federal Home Loan Bank advances short-term	41,224	87,209	35,000
Federal Home Loan Bank advances long-term	292,779	114,003	58,162
Advance payments by borrowers for taxes	190	181	15,821
Other liabilities	36,787	32,527	14,942

Total liabilities	1,407,198	1,279,513	1,252,716

Shareholders’ equity:
Preferred stock (par value $.01 per share, authorized 20,000,000 shares, no shares issued)	—	—	—
Common stock (par value $.01 per share, authorized 200,000,000 shares, 33,723,750 shares issued, 33,114,539 and 33,038,385 shares outstanding at December 31, 2006 and 2005, respectively)	337	337	—
Additional paid-in capital	104,182	103,859	—
Accumulated other comprehensive loss (net of taxes)	(1,225)	(1,571)	(627)
Retained earnings	144,809	136,756	134,043
Unearned ESOP shares	(6,831)	(7,685)	—

Total shareholders’ equity	241,272	231,696	133,416

Total liabilities and shareholders’ equity	$1,648,470	1,511,209	1,386,132

See Accompanying notes to consolidated financial statements.

Wauwatosa Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004

	Years ended		Six months ended		Years ended
	December 31,		December 31,		June 30,
	2006	2005	2005	2004	2005	2004
	(In Thousands, except per share amounts)
		(Unaudited)		(Unaudited)
Interest income:
Loans	$83,822	74,020	38,516	34,272	69,775	61,530
Mortgage-related securities	4,263	2,466	1,389	1,206	2,283	3,264
Debt securities, federal funds sold and short-term investments	4,143	3,250	2,131	1,102	2,149	1,294

Total interest income	92,228	79,736	42,036	36,580	74,207	66,088

Interest expense:
Deposits	42,038	35,468	18,296	15,960	33,285	30,324
Borrowings	11,741	4,069	2,462	1,330	2,783	2,108

Total interest expense	53,779	39,537	20,758	17,290	36,068	32,432

Net interest income	38,449	40,199	21,278	19,290	38,139	33,656
Provision for loan losses	2,201	1,909	1,035	363	1,238	860

Net interest income after provision for loan losses	36,248	38,290	20,243	18,927	36,901	32,796

Noninterest income:
Service charges on loans and deposits	2,021	1,745	940	929	1,216	1,144
Increase in cash surrender value of life insurance	1,055	805	587	424	642	1,007
Gain (loss) on sale of securities	(819)	12	—	—	12	47
Mortgage banking income	2,109	—	—	—	—	—
Other	836	964	745	632	1,441	837

Total noninterest income	5,202	3,526	2,272	1,985	3,311	3,035

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	16,209	13,133	7,404	5,705	11,434	10,763
Occupancy, office furniture, and equipment	4,304	3,571	1,802	1,714	3,482	3,470
Advertising	1,369	1,355	764	536	1,128	1,025
Data processing	1,730	1,412	840	570	1,142	1,048
Charitable contributions	—	5,685	5,310	1,713	2,088	987
Communications	700	619	300	272	591	525
Professional fees	1,243	926	529	230	627	386
Other	3,143	2,945	1,382	1,522	3,084	2,180

Total noninterest expenses	28,698	29,646	18,331	12,262	23,576	20,384

Income before income taxes	12,752	12,170	4,184	8,650	16,636	15,447
Income taxes	4,699	6,127	1,471	2,864	7,520	4,863

Net income	$8,053	6,043	2,713	5,786	9,116	10,584

Loss per share:
Basic	$0.24	(0.02)	(0.02)	N/A	N/A	N/A
Diluted	$0.24	(0.02)	(0.02)	N/A	N/A	N/A
Weighted average shares outstanding:
Basic	33,076,565	33,135,424	33,135,424	N/A	N/A	N/A
Diluted	33,076,565	33,135,424	33,135,424	N/A	N/A	N/A
See Accompanying notes to consolidated financial statements.

Wauwatosa Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2006 and June 30, 2005 and 2004
Six Months Ended December 31, 2005

						Accumulated
			Additional		Unearned	Other
	Common Stock		Paid-In	Retained	ESOP	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands)
Balances at June 30, 2005	—	$—	—	134,043	—	(627)	133,416

Comprehensive income:
Net income	—	—	—	2,713	—	—	2,713
Other comprehensive income:
Net unrealized holding gains on available for sale securities arising during the period, net of taxes $521	—	—	—	—	—	(944)	(944)

Total comprehensive income							1,769
Sale of common stock, net of issuance costs of $2,439	10,117	101	98,630	—	—	—	98,731
Contribution of shares to charitable foundation	557	6	5,559	—	—	—	5,565
Capitalization of Lamplighter Financial, MHC	23,050	230	(330)	—	—	—	(100)
Purchase of ESOP shares	—	—	—	—	(8,539)	—	(8,539)

ESOP shares committed to be released to Plan participants	—	—	—	—	854	—	854

Balances at December 31, 2005	33,724	337	103,859	136,756	(7,685)	(1,571)	231,696

Comprehensive income:
Net income	—	—	—	8,053	—	—	8,053
Other comprehensive income:
Net unrealized holding losses on available for sale securities arising during the period, net of taxes $101	—	—	—	—	—	(187)	(187)
Reclassification adjustment for net losses on available for sale securities realized in net income, net of taxes of $286	—	—	—	—	—	533	533

Total comprehensive income							8,399

ESOP shares committed to be released to Plan participants	—	—	323	—	854	—	1,177

Balances at December 31, 2006	33,724	$337	104,182	144,809	(6,831)	(1,225)	241,272

See Accompanying notes to consolidated financial statements.

Wauwatosa Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005

	Accumulated
	Other
	Comprehensive	Retained
	Income (Loss)	Earnings	Total Equity
	(In Thousands)
Balances at June 30, 2003	$252	114,343	114,595
Comprehensive income:
Net income	—	10,584	10,584
Other comprehensive income:
Net unrealized holding losses on available for sale securities arising during the year, net of taxes $1,211	(2,350)	—	(2,350)
Less reclassification adjustment for net gains on available for sale securities realized in net income, net of taxes of $16	(31)	—	(31)

Total comprehensive income			8,203

Balances at June 30, 2004	(2,129)	124,927	122,798

Comprehensive income:
Net income	—	9,116	9,116
Other comprehensive income:
Net unrealized holding gains on available for sale securities arising during the year, net of taxes $799	1,509	—	1,509
Less reclassification adjustment for net gains on available for sale securities realized in net income, net of taxes of $5	(7)	—	(7)

Total comprehensive income			10,618

Balances at June 30, 2005	$(627)	134,043	133,416

See Accompanying notes to consolidated financial statements.

Wauwatosa Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes Cash Flows
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004

	Years ended		Six months ended		Years ended
	December 31,		December 31,		June 30,
	2006	2005	2005	2004	2005	2004
	(In Thousands)
		(Unaudited)		(Unaudited)
Operating activities:
Net income	8,053	6,043	2,713	5,786	9,116	10,584
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,201	1,909	1,035	363	1,238	860
Provision for depreciation	2,369	2,017	1,053	945	1,607	1,353
Deferred income taxes	(1,280)	(2,344)	(1,933)	(780)	(1,192)	(133)
Net amortization of premium on debt and mortgage-related securities	22	(198)	(81)	(229)	49	190
Amortization of unearned ESOP shares	1,177	854	854	—	—	—
Gain on sale of loans held for sale	(1,054)	—	—	—	—	—
Loans originated for sale	(84,603)	—	—	—	—	—
Proceeds on sales of loans originated for sale	80,270	—	—	—	—	—
Charitable contribution of common stock	—	5,565	5,565	—	—	—
Decrease (increase) in accrued interest receivable	(621)	854	(412)	(1)	(230)	87
Increase in cash surrender value of life insurance	(1,055)	(928)	(587)	(451)	(642)	(1,007)
Increase (decrease) in accrued interest on deposits	1,301	(641)	68	480	1,269	333
Increase (decrease) in other liabilities	2,901	6,029	1,241	2,322	3,004	(238)
FHLB stock dividends	—	(684)	(309)	(400)	(776)	(664)
(Gain) loss on sale of securities	819	(12)	—	—	(12)	(47)
Gain on sale of office properties and equipment	7	(571)	(571)	(488)	(488)	—
Other	(386)	(477)	1,144	1,654	118	(94)

Net cash provided by operating activities	10,121	17,416	9,780	9,201	13,061	11,224

Investing activities:
Proceeds from maturities of debt securities	—	1,003	6,350	1,000	25,397	19,300
Proceeds from sales of debt securities	12,832	262	—	—	262	5,040
Purchases of debt securities	—	(1,356)	(6,700)	(10,000)	(34,299)	(31,885)
Principal repayments on mortgage-related securities	15,457	16,855	10,323	14,914	21,091	31,993
Proceeds from sales of mortgage-related securities	13,036	—	—	5,347	5,348	2,056
Purchase of mortgage-related securities	(36,037)	(49,682)	(49,682)	—	—	(39,400)
Net increase in FHLB stock	(2,807)	—	—	—	—	(4,000)
Net increase in loans receivable	(68,717)	(161,771)	(88,242)	(79,554)	(153,126)	(127,550)
Purchase of bank owned life insurance	(306)	(306)	(126)	(126)	(456)	(363)
Net purchases of premises and equipment	(11,598)	(4,186)	(2,346)	(4,964)	(6,506)	(5,087)
Proceeds from sales of foreclosed properties	1,233	1,564	235	732	1,883	2,403
Proceeds from sales of premises and equipment	1,751	843	847	680	680	—
Purchase of Waterstone Mortgage Corporation	(1,081)	—	—	—	—	—

Net cash used by investing activities	(76,237)	(196,774)	(129,341)	(71,971)	(139,726)	(147,493)

See Accompanying notes to consolidated financial statements.

Wauwatosa Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes Cash Flows
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004

Financing activities:
Net increase (decrease) in deposits	(9,375)	(37,403)	(83,198)	47,408	93,203	126,097
Net change in short-term FHLB advances	(112,209)	59,507	38,000	(25,000)	10,000	(10,000)
Proceeds from long-term FHLB advances	245,000	70,050	70,050	21,656	23,162	10,000
Proceeds from federal funds purchased	—	—	—	15,000	—	—
Net increase (decrease) in advance payments by borrowers for taxes	9	40	648	(2,116)	1,375	797
Net proceeds from sale of stock	—	98,731	98,731	—	—	—
Capitalization of Lamplighter, MHC	—	(100)	(100)	—	—	—
Financing for purchase of ESOP shares	—	(8,539)	(8,539)	—	—	—

Net cash provided by financing activities	123,425	182,286	115,592	56,948	127,740	126,894

Increase (decrease) in cash and cash equivalents	57,309	2,928	(3,969)	(5,822)	1,075	(9,375)
Cash and cash equivalents at beginning of period	16,498	13,570	20,467	19,392	19,392	28,767

Cash and cash equivalents at end of period	$73,807	16,498	16,498	13,570	20,467	19,392

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	4,777	5,765	2,970	3,130	5,925	5,045
Interest payments	52,477	38,683	20,691	16,810	34,798	32,100
Noncash investing activities:
Loans receivable transferred to foreclosed properties	1,572	269	—	1,571	1,921	1,057
Obligations under capital lease	—	3,423	—	—	3,423	—
Non Cash financing activities:
Long-term FHLB advances reclassified to short-term	66,224	12,703	14,209	—	25,000	25,000
See Accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004
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

In connection with the Plan of Reorganization and Stock Issuance Plan, on October 4, 2005, 10,117,125 shares of Wauwatosa Holdings, Inc. were sold to eligible subscribers in a registered stock offering; 556,442 shares were issued to the Wauwatosa Savings Bank Fund of the Waukesha County Community Foundation, and the remaining 23,050,183 shares were issued to Lamplighter Financial, MHC. The Company’s outstanding common shares are 68.4% owned by Lamplighter Financial, MHC.

b)	Fiscal Year Change

In 2005, the Company changed its fiscal year ended June 30 to a fiscal year ended December 31. The six month period ended December 31, 2005, transitions between the Company’s old and new fiscal year ends. The results of operations for the six-month period ended December 31, 2005 are not necessarily indicative of results that may be expected for any other interim period or for an entire fiscal year. The unaudited financial statements for the year ended December 31, 2005 and for the six months ended December 31, 2004, in the opinion of management, include all adjustments (consisting of normal accruals) necessary for a fair presentation in accordance with U.S. generally accepted accounting principles.

c)	Nature of Operations

The Company operates as a one-bank holding company. The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits to originate residential real estate loans.

d)	Principles of Consolidation

The consolidated financial statements include the accounts and operations of Wauwatosa Holdings, Inc. and its wholly owned subsidiary, Wauwatosa Savings Bank. The Bank has the following wholly owned subsidiaries: Wauwatosa Investments, Inc., Waterston Mortgage Corporation and Main Street Real Estate Holdings, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Bank provides a full range of financial services to customers through branch locations in southeastern Wisconsin. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

e)	Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004
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

The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-related securities, over the estimated life of the security. Such amortization is included in interest income from investments. Declines in the fair value of investment securities available for sale that are deemed to be other-than-temporary are charged to earnings as a realized loss and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Realized securities gains or losses on securities sales (using specific identification method) and declines in value judged to be other-than-temporary are included in investment securities gains (losses), net, in the consolidated statements of income.

Federal Home Loan Bank stock is carried at cost, which is the amount that the stock is redeemable by tendering to the FHLB or the amount at which shares can be sold to other FHLB members. FHLB dividends are recognized as income on their ex-dividend date.

h)	Loans Held for Sale

Loans held for sale, which generally consist of current origination of certain fixed-rate mortgage loans, are carried at the lower of cost or estimated market value as determined on an aggregate basis. The amount by which cost exceeds market value is accounted for as a valuation adjustment to the carrying value of the loans. Changes, if any, are included in mortgage banking income in the consolidated statements of income.

i)	Loans Receivable and Related Interest Income

Loans are carried at the principal amount outstanding, net of any unearned income. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loans’ yield. Amortization is based on a level-yield method over the contractual life of the related loans or until the loan is paid in full. Interest on loans is accrued and credited to income as it is earned. Accrual of interest is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal, or when a loan becomes contractually past due more than 90 days with respect to interest or principal. At that time, previously accrued and uncollected interest on such loans is reversed and additional income is recorded only to the extent that payments are received and the collection of principal is reasonably assured. Generally, loans are restored to accrual status when the

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004
obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

j)	Allowance for Loan Losses

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

k)	Foreclosed Properties

Foreclosed properties acquired through, or in lieu of, loan foreclosure are recorded at the lower of cost or fair value, minus estimated costs to sell at the date of foreclosure. Impairments of foreclosed properties after acquisition are charged to expense at the time of impairment.

l)	Cash Surrender Value of Life Insurance

The Company purchased bank owned life insurance on the lives of certain employees. The Company is the beneficiary of the life insurance policies. The cash surrender value of life insurance is reported at the amount that would be received in cash if the polices are surrendered. Increases in the cash value of the policies and proceeds of death benefits received are recorded in non-interest income. The increase in cash surrender value of life insurance is not subject to income taxes, as long as the Company has the intent and ability to hold the policies until the death benefits are received.

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004
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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the likelihood of realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and, if necessary, tax planning strategies in making this assessment.

The Company accrues for income tax exposures for amounts management deems probable to be paid upon settlement of the related income tax issue. Amounts are accrued in the period in which the exposure becomes probable and estimable. When the exposure is no longer determined to be probable, the accrual is reversed as a reduction of income tax expense.

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

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004
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

Certain prior year amounts have been reclassified to conform to the 2006 presentation.

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004
2) Securities Available for Sale
The amortized cost and fair values of the Company’s investment in securities follow:

	December 31, 2006
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$18,274	3	(275)	18,002
Collateralized mortgage obligations	82,419	1	(1,549)	80,871

Mortgage-related securities	100,693	4	(1,824)	98,873

Government agency bonds	13,450	—	(193)	13,257
Municipals	4,278	151	(8)	4,421

Debt securities	17,728	151	(201)	17,678

Other securities	794	—	(15)	779

	$119,215	155	(2,040)	117,330

	December 31, 2005
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$17,478	3	(340)	17,141
Collateralized mortgage obligations	76,037	—	(1,600)	74,437

Mortgage-related securities	93,515	3	(1,940)	91,578

Government agency bonds	26,577	—	(627)	25,950
Municipals	4,278	176	(27)	4,427

Debt securities	30,855	176	(654)	30,377

	$124,370	179	(2,594)	121,955

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004

	June 30, 2005
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$5,817	3	(180)	5,640
Collateralized mortgage obligations	48,621	9	(825)	47,805

Mortgage-related securities	54,438	12	(1,005)	53,445

Government agency bonds	26,580	27	(220)	26,387
Municipals	3,923	238	(2)	4,159

Debt securities	30,503	265	(222)	30,546

	$84,941	277	(1,227)	83,991

The amortized cost and fair value of securities at December 31, 2006 and 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers or borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2006
	Amortized
	cost	Fair value
	(In Thousands)
Debt securities:
Due within one year	$5,502	5,447
Due after one year through five years	10,543	10,538
Due after five years through ten years	1,683	1,693
Mortgage-related securities	100,693	98,873
Mutual Funds	794	779

	$119,215	117,330

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004
Total proceeds and gross realized gains and losses from sale of securities available for sale for the years ended December 31, 2006 and 2005 and the six-month periods ended December 31, 2005 and 2004 and for the years ended June 30, 2005 and 2004 were:

	Years Ended December 31,		Six Months Ended December 31,		Year ended June 30,
	2006	2005	2005	2004	2005	2004
	(In Thousands)
		(Unaudited)		(Unaudited)
Proceeds	$25,868	262	—	5,347	5,610	7,096
Gross gains	—	12	—	4	16	49
Gross losses	819	—	—	4	4	2
Gross unrealized losses on securities available-for-sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2006
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Government agency bonds	$—	—	13,257	(193)	13,257	(193)
Municipals	874	(5)	472	(3)	1,346	(8)
Mortgage-related securities	38,986	(470)	54,922	(1,354)	93,908	(1,824)
Other Securities	778	(15)	—	—	778	(15)

	$40,638	(490)	68,651	(1,550)	109,289	(2,040)

	December 31, 2005
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Government agency bonds	$13,863	(303)	12,088	(324)	25,951	(627)
Municipals	1,327	(27)	—	—	1,327	(27)
Mortgage-related securities	55,679	(716)	35,739	(1,224)	91,418	(1,940)

	$70,869	(1,046)	47,827	(1,548)	118,696	(2,594)

	June 30, 2005
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Government agency bonds	$18,952	(167)	2,948	(53)	21,900	(220)
Municipals	999	(2)	—	—	999	(2)
Mortgage-related securities	17,341	(173)	34,378	(832)	51,719	(1,005)

	$37,292	(342)	37,326	(885)	74,618	(1,227)

The unrealized losses reported for government agency bonds and mortgage-related securities relate exclusively to debt securities issued by government agencies such as the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). There are seven and seventeen individual securities at December 31, 2006, that comprise the government agency bonds and mortgage-related securities, respectively, which have been in an unrealized loss position for twelve months

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004
or longer. The unrealized loss reported for municipal securities relates to a single security. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these debt securities until a market price recovery or maturity, these securities are not considered other-than-temporarily impaired.
3) Loans Receivable
Loans receivable at December 31, 2006 and 2005, June 30, 2005 are summarized as follows:

	December 31,		June 30,
	2006	2005	2005
	(In Thousands)
Mortgage loans:
Residential real estate:
Single family	$472,852	469,395	430,333
Two- to four-family	250,571	256,270	251,268
Over four-family	468,750	443,528	407,601
Construction	175,165	165,516	149,540
Commercial real estate	46,610	34,543	36,586
Land	27,951	23,685	24,282
Commercial loans	2,657	—	—
Credit cards	141	126	150
Other	86	33	52

	1,444,783	1,393,096	1,299,812

Less:
Undisbursed loan proceeds	67,390	82,712	77,484
Unearned loan fees	4,486	4,366	4,161

	$1,372,907	1,306,018	1,218,167

Real estate collateralizing the Company’s first mortgage loans is located in the Company’s general lending area of metropolitan Milwaukee.
The unpaid principal balance of loans serviced for others was $7.9 million, $8.1 million and $9.5 million at December 31, 2006, December 31, 2005 and June 30, 2005, respectively. These loans are not reflected in the consolidated financial statements.

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004
A summary of the activity for the years ended December 31, 2006 and 2005, six months ended December 31, 2005 and 2004 and for the years ended June 30, 2005, and 2004 in the allowance for loan losses follows:

	Years ended		Six months ended
	December 31,		December 31,		Years ended June 30,
	2006	2005	2005	2004	2005	2004
	(In Thousands)
		(Unaudited)		(Unaudited)
Balance at beginning of period	$5,250	3,737	4,606	3,378	3,378	2,970
Provision for loan losses	2,201	1,909	1,035	363	1,238	860
Charge-offs	(536)	(397)	(391)	(4)	(11)	(453)
Recoveries	280	1	—	—	1	1

Balance at end of period	$7,195	5,250	5,250	3,737	4,606	3,378

Percentage of allowance to gross loans	0.52%	0.40%	0.40%	0.33%	0.38%	0.32%
The following table presents nonperforming loans at December 31, 2006 and 2005 and at June 30, 2005:

	December 31,		June 30,
	2006	2005	2005
	(In Thousands)
Non-performing loans	$28,888	18,065	13,076

Commercial real estate and multi-family loans with nonaccrual status or restructured terms are considered to be impaired loans. The following table presents data on impaired loans at December 31, 2006 and 2005 and at June 30, 2005:

	December 31,		June 30,
	2006	2005	2005
	(In Thousands)
Impaired loans for which an allowance has been provided	$11,430	699	1,158
Impaired loans for which no allowance has been provided	18,499	11,549	5,951

Total loans determined to be impaired	$29,929	12,248	7,109

Allowance for loan losses related to impaired loans	$1,616	230	195

Average recorded investment in impaired loans	$14,447	10,784	6,824
Cash basis interest income recognized from impaired loans	$2,216	1,001	492

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004
The Company has granted loans to their directors, executive officers, or their related interests. These loans were made on substantially the same terms and collateral as those prevailing at the time for comparable transactions with other unrelated customers, except that loans to executive officers originated prior to April 1, 2006 (as with all employees of the Company) were made at interest rates approximating the Company’s cost of funds, which is a lower rate than similar loans to unrelated parties. These loans are performing according to contractual terms and do not present more than a normal risk of collection. These loans to related parties are summarized as follows:

	Years ended		Six months ended	Year ended
	December 31,		December 31,	June 30,
	2006	2005	2005	2005
	(In Thousands)
Balance at beginning of period	$885	781	896	747
New loans	145	300	—	574
Repayments	(80)	(196)	(11)	(425)

Balance at end of period	$950	885	885	896

Average interest rate at end of period	3.90%	3.08%	3.08%	3.08%
The Company serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in Wisconsin. The loan portfolio is widely diversified by types of borrowers, property type, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2006 and 2005 and at June 30, 2005, no loans to one borrower or industry concentrations existed in the Company’s loan portfolio in excess of 10% of total loans.
4) Office Properties and Equipment
Office properties and equipment are summarized as follows:

	December 31,		June 30,
	2006	2005	2005
	(In Thousands)
Land	$5,989	4,962	5,031
Office buildings and improvements	28,838	21,796	20,579
Furniture and equipment	11,301	9,399	8,808

	46,128	36,157	34,418

Less accumulated depreciation	(13,503)	(11,135)	(10,400)

	$32,625	25,022	24,018

The Company is obligated under a capital lease related to facilities and equipment at one of the Company’s branch locations. The four-year lease, which was entered into in March 2005, provides the Company an

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004
option to either purchase the building for $3.3 million at maturity or to renew the lease for an additional 26 years. The building was occupied in September 2005. It is probable that the building will be purchased at the end of the initial term of the lease in March 2009.
The gross amount of buildings and improvements and accumulated amortization recorded under the capital lease is as follows:

	December 31,
	2006	2005
	(In Thousands)
Office buildings and improvements	$5,724	5,765
Less accumulated depreciation	(240)	(93)

	$5,484	5,672

Amortization of assets held under the capital lease is included in depreciation expense.
The Company and certain subsidiaries are obligated under noncancelable operating leases for other facilities and equipment. The appropriate minimum annual commitments under all noncancelable lease agreements for leases with remaining terms in excess of one year and future minimum capital lease payments as of December 31, 2006 are as follows:

	Capital	Operating
	lease	leases
	(In Thousands)
Within one year	$300	98
One to two years	300	107
Two to three years	3,375	104
Three to four years	—	—
Four to five years	—	—
After five years	—	—

Total	$3,975	309

Net minimum lease payments	3,975
Less amounts representing interest	(601)

Present value of net minimum capital lease payments	$3,374

5) Deposits
At December 31, 2006 and 2005 and June 30, 2005, time deposits with balances greater than one hundred thousand dollars amounted to $207.0 million $250.8 million and $277.7 million, respectively. Time deposits at December 31, 2006 and 2005 and June 30, 2005 also include brokered deposits of $36.3 million, $96.3 million and $112.6 million, respectively.

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004
A summary of interest expense on deposits is as follows:

	Years ended December 31,
	2006	2005
	(In Thousands)
		(Unaudited)
Interest-bearing demand deposits	$631	1,104
Money market and savings deposits	2,326	212
Time deposits	39,081	34,152

	$42,038	35,468

	Six months ended December 31,		Year ended June 30,
	2005	2004	2005	2004
	(In Thousands)
		(Unaudited)
Interest-bearing demand deposits	$637	395	863	741
Money market and savings deposits	122	112	202	326
Time deposits	17,537	15,453	32,220	29,257

	$18,296	15,960	33,285	30,324

A summary of the contractual maturities of time deposits at December 31, 2006 is as follows:

(In Thousands)
Within one year	$693,396
One to two years	111,080
Two to three years	45,720
Three to four years	29,751
Four through five years	3,392
After five years	—

$883,339

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004
6) FHLB Advances
FHLB advances at December 31, 2006 and 2005 and at June 30, 2005 consist of the following:

	December 31,		June 30,
	2006	2005	2005
	(In Thousands)
Federal Home Loan Bank (FHLB) advances:
Short-term FHLB advances:
At 2.62%, due January 2006	$—	25,000	25,000
At 2.21%, due January 2006	—	10,000	10,000
At 4.41%, due January 2006	—	23,000	—
At 3.26%, due July 2006	—	11,777	—
At 2.83%, due September 2006	—	2,432	—
At 4.49%, due October 2006	—	15,000	—
At 3.56%, due February 2007	7,000	—	—
At 3.17%, due August 2007	5,408	—	—
At 3.19%, due September 2007	4,123	—	—
At 3.09%, due October 2007	4,693	—	—
At 4.56%, due October 2007	10,000	—	—
At 4.73%, due December 2007	10,000	—	—

Total short-term FHLB advances	41,224	87,209	35,000
Long-term FHLB advances:
At 3.26%, due July 2006	—	—	11,777
At 2.83%, due September 2006	—	—	2,432
At 3.56%, due February 2007	—	7,000	7,000
At 3.17%, due August 2007	—	5,408	5,408
At 3.19%, due September 2007	—	4,123	4,123
At 3.09%, due October 2007	—	4,693	4,693
At 4.56%, due October 2007	—	10,000	—
At 4.73%, due December 2007	—	10,000	—
At 3.67%, due January 2008	6,819	6,819	6,819
At 3.63%, due January 2008	3,074	3,074	3,074
At 3.80%, due February 2008	7,836	7,836	7,836
At 3.58%, due August 2008	5,000	5,000	5,000
At 4.78%, due November 2008	9,150	9,150	—
At 4.69%, due November 2008	8,900	8,900	—
At 4.76%, due December 2008	7,000	7,000	—
At 4.72%, due October 2010	25,000	25,000	—
At 4.01%, due January 2016, callable quarterly as of January 2009	50,000	—	—
At 4.48%, due May 2016, callable quarterly as of May 2007	10,000	—	—
At 4.49%, due June 2016, callable quarterly as of June 2007	10,000	—	—
At 4.82%, due July 2016, callable quarterly as of July 2007	25,000	—	—
At 4.51%, due July 2016, callable quarterly as of July 2008	25,000	—	—
At 4.46%, due August 2016, callable quarterly as of August 2007	25,000	—	—
At 4.33%, due August 2016, callable quarterly as of August 2008	25,000	—	—
At 4.25%, due September 2016, callable as of March 2009	50,000	—	—

Total long-term FHLB advances	292,779	114,003	58,162

Total FHLB advances	$334,003	201,212	93,162

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004
The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings at the FHLB are limited to 60% of the carrying value of unencumbered one- to four-family mortgage loans. In addition, these advances are collateralized by FHLB stock of $17.2 million, $14.4 million and $14.1 million at December 31, 2006 and 2005 and at June 30, 2005, respectively. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.
The Company has a federal funds line of credit with four commercial banks which total $60 million. As of December 31, 2006, no draws were outstanding.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Company meets all capital adequacy requirements to which it is subject.
As of December 31, 2006 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.
As a state-chartered savings bank, the Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.
The actual capital amounts and ratios for the Company and its subsidiary Bank as of December 31, 2006 and 2005 and June 30, 2005 are presented in the table below:

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004

	December 31, 2006
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Wauwatosa Holdings
Total capital (to risk-weighted assets)	$248,866	21.36%	93,216	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)	241,760	20.75%	46,608	4.00%	N/A	N/A
Tier I capital (to average assets)	241,760	14.47%	66,820	4.00%	N/A	N/A
Wauwatosa Savings
Total capital (to risk-weighted assets)	$203,400	18.19%	89,439	8.00%	111,799	10.00%
Tier I capital (to risk-weighted assets)	196,464	17.57%	44,719	4.00%	67,079	6.00%
Tier I capital (to average assets)	196,464	12.10%	64,961	4.00%	81,201	5.00%
State of Wisconsin (to total assets) (2)	196,464	12.26%	96,180	6.00%	N/A	N/A

	December 31, 2005
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Wauwatosa Holdings
Total capital (to risk-weighted assets)	$238,212	22.79%	83,723	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)	233,262	22.29%	41,862	4.00%	N/A	N/A
Tier I capital (to average assets)	233,262	14.23%	65,564	4.00%	N/A	N/A
Wauwatosa Savings
Total capital (to risk-weighted assets)	$187,370	17.90%	83,689	8.00%	104,611	10.00%
Tier I capital (to risk-weighted assets)	182,120	17.40%	41,845	4.00%	62,767	6.00%
Tier I capital (to average assets)	182,120	11.12%	65,535	4.00%	81,919	5.00%
State of Wisconsin (to total assets) (2)	182,120	12.08%	90,424	6.00%	N/A	N/A

	June 30, 2005
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Wauwatosa Savings
Total capital (to risk-weighted assets)	$138,638	14.05%	78,963	8.00%	98,704	10.00%
Tier I capital (to risk-weighted assets)	134,032	13.58%	39,481	4.00%	59,222	6.00%
Tier I capital (to average assets)	134,032	9.84%	54,458	4.00%	68,072	5.00%
State of Wisconsin (to total assets) (2)	134,043	9.60%	83,167	6.00%	N/A	N/A

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

(2)	State of Wisconsin regulatory capital requirements are not applicable at the bank holding company level.

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004
8) Employee Benefit Plans
The Company participates in an industry group sponsored multi-employer defined-benefit retirement plan covering substantially all employees with one year or more of service. During the period ended December 31, 2005, the Company elected to freeze benefits accruing in the Pension Plan, and will apply to the Internal Revenue Service to terminate the Plan and to pay out all benefits to Plan participants in the fiscal year ending December 31, 2007. There was no related expense for the year ended December 31, 2006. The expense for the six months ended December 31, 2005 includes amounts contributed to the Plan to fully settle the pension plan obligation. Pension plan expense was approximately $640,000, $240,000, $485,000 and $407,000 for the six months ended December 31, 2005 and 2004 and for the years ended June 30, 2005 and 2004, respectively. The Company’s policy is to fund pension costs accrued.
The Company has a 401(k) profit sharing plan and trust covering substantially all employees with at least one year of service who have attained age 18. Participating employees may annually contribute up to 15% of their pretax compensation. The Bank made no contributions to the Plan during the years ended December 31, 2006 and 2005, the six months ended December 31, 2005 and 2004 and the years ended June 30, 2005 and 2004.
The Company has a nonqualified salary continuation plan for three former employees. These agreements provide for payments of specific amounts over 10-year periods subsequent to each key employee’s retirement. The deferred compensation liability was accrued ratably to the employee’s respective normal retirement date. Payments made to the retired employees reduce the liability. As of December 31, 2006 and 2005 and June 30, 2005, approximately $2.8 million, $2.7 million and $2.9 million was accrued related to these plans, respectively. These agreements are intended to be funded by life insurance policies owned by the Company on these employees, which have a face amount of $12.1 million and a cash surrender value of $9.4 million, $8.5 million and $8.0 million at December 31, 2006 and 2005 and June 30, 2005, respectively. The former employees, however, have no interest in these policies. The expense for compensation under these agreements was approximately $322,000, $80,000, $40,000, $34,000, $74,000 and $69,000 for the years ended December 2006 and 2005, six months ended December 31, 2005 and 2004 and for the years ended June 30, 2005 and 2004, respectively.
During the year ended December 31, 2006, the Company established a nonqualified deferred compensation plan for executive officers. The plan allows participants to defer a portion of regular salary and bonus to future periods. The participant earns interest on the deferred balance. As of December 31, 2006 approximately $78,000 of compensation has been deferred. Earnings credited to compensation deferred totaled $1,000 for the year ended December 31, 2006.
In addition to the key-man policies noted above, there is a Bank-owned life insurance contract with a face amount of $308.5 million and cash surrender value of $14.8 million, $14.3 million and $14.1 million at December 31, 2006 and 2005 and June 30, 2005, respectively.
9) Employee Stock Ownership Plan
In conjunction with the mutual holding company reorganization, Wauwatosa Savings established an Employee Stock Ownership Plan (the “Plan”). All employees are eligible to participate in the Plan after they attain twenty-one years of age and complete twelve consecutive months of service in which they work at least 1,000 hours of service. The Plan borrowed $8.5 million from the Company and purchased 761,515 shares of common stock of the Company in the open market. The Plan debt is secured by shares of the

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004
Company. The Company has committed to make annual contributions to the Plan necessary to repay the loan, including interest. The loan is scheduled to be repaid in ten annual installments. While the shares are not released and allocated to Plan participants until the loan payment is made, the shares are deemed to be earned and are therefore, committed to be released throughout the service period. As such, one-tenth of the shares are scheduled to be released as shares are earned over a period of ten years, beginning with the six-month period ended December 31, 2005. As the debt is repaid, shares are released from collateral and allocated to active employees’ accounts. The shares pledged as collateral are reported as unearned ESOP shares in the consolidated statement of financial condition. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair market price of the shares, and the shares become outstanding for earnings per share computations. Compensation expense attributed to the ESOP was $1.2 million for the year ended December 31, 2006 and $854,000 for the six months ended December 31, 2005.
The aggregate activity in the number of unearned ESOP shares, considering the allocation of those shares committed to be released as of December 31, is as follows:

	2006	2005
Beginning ESOP shares	685,365	761,515
Shares committed to be released	(76,152)	(76,150)

Unreleased shares	609,213	685,365

Fair value of unreleased shares (in thousands)	$10,856	7,841
10) Income Taxes
The provision (benefit) for income taxes for the year ended December 31, 2006 and 2005, the six months ended December 31, 2005 and 2004 and for the years ended June 30, 2005 and 2004 consists of the following:

	Years ended December 31,		Six months ended December 31,		Year ended June 30,
	2006	2005	2005	2004	2005	2004
	(In Thousands)
		(Unaudited)		(Unaudited)
Current:
Federal	$4,761	5,144	2,526	2,784	5,403	4,811
State	1,218	3,327	878	860	3,309	185

	5,979	8,471	3,404	3,644	8,712	4,996

Deferred:
Federal	(899)	(2,718)	(1,632)	(69)	(1,155)	(86)
State	(381)	374	(301)	(711)	(37)	(47)

	(1,280)	(2,344)	(1,933)	(780)	(1,192)	(133)

Total	$4,699	6,127	1,471	2,864	7,520	4,863

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004
The income tax provisions differ from that computed at the Federal statutory corporate tax rate for the years ended December 31, 2006 and 2005, the six months ended December 31, 2005 and 2004 and for the years ended June 30, 2005 and 2004 as follows:

	Years ended December 31,		Six months ended December 31,
	2006	2005	2005	2004
	(Dollars In Thousands)
		(Unaudited)		(Unaudited)
Income before income taxes	$12,752	12,169	$4,184	$8,650

Tax at Federal statutory rate (35%)	4,463	4,259	1,464	3,028
Add (deduct) effect of:
State income taxes, net of Federal income tax benefit	545	2,405	375	97
Cash surrender value of life insurance	(370)	(281)	(205)	(149)
Non-deductible ESOP expense	113	—	—	—
Tax-exempt interest income	(69)	(61)	(29)	(32)
Other	17	(195)	(134)	(80)

Income tax provision	4,699	6,127	1,471	2,864

Effective tax rate	36.9%	50.3%	35.2%	33.1%

	Year ended June 30,
	2005	2004
	(Dollars In Thousands)
Income before income taxes	$16,636	15,447

Tax at Federal statutory rate (35%)	$5,822	5,406
Add (deduct) effect of:
State income taxes, net of Federal income tax benefit	2,127	90
Cash surrender value of life insurance	(225)	(353)
Tax-exempt interest income	(64)	(58)
Other	(140)	(222)

Income tax provision	$7,520	4,863

Effective tax rate	45.2%	31.5%

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004
The significant components of the Company’s net deferred tax assets (liabilities) included in prepaid expenses and other assets are as follows at December 31, 2006 and 2006 and at June 30, 2005:

	December 31,		June 30,
	2006	2005	2005
	(In Thousands)
Gross deferred tax assets:
Excess book depreciation	$455	138	394
Compensation agreements	1,139	1,092	1,169
Allowance for loan losses	2,846	2,195	1,857
State tax contingent liability	1,701	1,243	1,052
State NOL carryforward	167	—	—
Unrealized loss on securities available for sale	660	844	323
Loans to facilitate the sale of real estate owned	589	589	589
Charitable contributions carry forward	1,386	1,916	—
Other	363	210	153

Total gross deferred tax assets	9,306	8,227	5,537
Valuation allowance — charitable contribution carry forward	(234)	(225)	—

Deferred tax assets	9,072	8,002	5,537
Gross deferred tax liabilities:
FHLB stock dividends	(1,018)	(1,018)	(893)
Deferred loan fees	(135)	(161)	(275)

Deferred liabilities	(1,153)	(1,179)	(1,168)

Net deferred tax assets	$7,919	6,823	4,369

The change in net deferred tax assets from December 31, 2005 to December 31, 2006, June 30, 2005 to December 31, 2005 and from June 30, 2004 to June 30, 2005 includes the deferred tax effect reported in other comprehensive income of $184,000, $(521,000) and $777,000 respectively.
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

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004
Prior to the formation of the investment subsidiary, the Bank sought and obtained a private letter ruling from the Department regarding the non-taxability of the investment subsidiary in the state of Wisconsin. The Bank believes that it complied with Wisconsin law and the private ruling received from the Department. At December 31, 2006, the Company has an accrued estimated state tax liability of $4.9 million including interest for the probable settlement amount on the basis of facts currently known. A deferred Federal tax benefit of $1.7 million has been established as a result of this accrual. The Company does not expect the resolution of this matter to have a material adverse affect on its consolidated results of operations and financial position beyond the amounts accrued. However, the Company intends to accrue state income taxes on future income of the Nevada subsidiary in line with the previously discussed accrual until such time as the dispute is resolved.
Under the Internal Revenue Code and Wisconsin Statutes, the Company is permitted to deduct, for tax years beginning before 1998, an annual addition to a reserve for bad debts. This amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings at December 31, 2006 include approximately $16.7 million for which no deferred Federal or state income taxes were provided. Under SFAS No. 109, deferred income taxes have been provided on certain additions to the tax reserve for bad debts.
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

	December 31,		June 30,
	2006	2005	2005
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under first mortgage loans	$28,067	43,375	65,566
Commitments to extend credit home equity lines of credit	34,676	31,809	30,253
Standby letters of credit	639	1,576	1,374

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004
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
The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of December 31, 2006, December 31, 2005 and June 30, 2005.
In connection with its mortgage banking activities, the Company enters into forward loan sale commitments. Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. As of December 31, 2006, the Company had $5.4 million in forward loan sale commitments. A forward sale commitment is a derivative instrument under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” (as amended), which must be recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in its value recorded in income from mortgage banking operations. In determining the fair value of its derivative loan commitments for economic purposes, the Company considers the value that would be generated when the loan arising from exercise of the loan commitment is sold in the secondary mortgage market. That value includes the price that the loan is expected to be sold for in the secondary mortgage market.
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

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004
The following methods and assumptions were used by the Company in determining its fair value disclosures for financial instruments.
a)	Cash and Cash Equivalents

The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents approximate those assets’ fair values.

b)	Mortgage-Related and Debt Securities

Fair values for mortgage-related and debt securities are based on quoted market prices of these or comparable instruments.

c)	Loans Held for Sale

Fair value is estimated using the prices of the Company’s existing commitments to sell such loans and/or the quoted market price for commitments to sell similar loans.

d)	Loans Receivable

Fair values for loans receivable are estimated using a discounted cash flow calculation that applies current interest rates to estimated future cash flows of the loans receivable.

e)	FHLB Stock

For FHLB stock, the carrying amount is the amount at which shares can be redeemed with the FHLB and is a reasonable estimate of fair value.

f)	Cash Surrender Value of Life Insurance

The carrying amounts reported in the consolidated statements of financial condition for the cash surrender value of life insurance approximate those assets’ fair values.

g)	Deposits and Advance Payments by Borrowers for Taxes

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

h)	FHLB Advances

Fair values for FHLB advances are estimated using a discounted cash flow calculation that applies current interest rates to estimated future cash flows of the advances.

i)	Accrued Interest Payable and Accrued Interest Receivable

For accrued interest payable and accrued interest receivable, the carrying amount is a reasonable estimate of fair value.

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004
j)	Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit is not material at December 31, 2006 and 2005 and June 30, 2005.

k)	Obligations under Capital Leases

The fair value of obligations under capital leases is determined using a present value of future minimum lease payments discounted at the current interest rate at the time of lease inception.
The carrying amounts and fair values of the Company’s financial instruments consist of the following at December 31, 2006, December 31, 2005 and June 30, 2005:

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In Thousands)
Cash and cash equivalents	$73,807	73,807	16,498	16,498
Securities	117,330	117,330	121,955	121,955
Loans held for sale	5,387	5,387	—	—
Loans receivable	1,365,712	1,367,223	1,300,768	1,289,777
FHLB stock	17,213	17,213	14,406	14,406
Cash surrender value of life insurance	24,152	24,152	22,792	22,792
Accrued interest receivable	2,179	2,179	1,558	1,558
Deposits	1,036,218	1,034,697	1,045,593	1,035,048
Advance payments by borrowers for taxes	190	190	181	181
FHLB advances	334,003	333,746	201,212	200,146
Accrued interest payable	4,344	4,344	3,039	3,039
Obligations under capital leases	3,374	3,374	3,403	3,403
Commitments to extend credit	—	—	—	—
Stand-by letters of credit	4	4	10	10

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004

	June 30,
	2005
	Carrying	Fair
	amount	value
	(In Thousands)
Cash and cash equivalents	$20,467	20,467
Mortgage-related securities	53,445	53,445
Debt securities	30,546	30,546
Loans receivable	1,213,561	1,290,428
FHLB stock	14,097	14,097
Cash surrender value of life insurance	22,078	22,078
Accrued interest receivable	1,145	1,145
Deposits	1,128,791	1,121,833
Advance payments by borrowers for taxes	15,821	15,821
FHLB advances	93,162	93,162
Accrued interest payable	2,974	2,974
Obligations under capital leases	3,416	3,416
Commitments to extend credit	—	—
Stand-by letters of credit	9	9

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004
13) Earnings (loss) per share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares. At December 31, 2006 and 2005, 152,302 and 76,150 shares of the Employee Stock Purchase Plan have been committed to be released to Plan participants and are considered outstanding for both common and dilutive earnings per share, respectively. No earnings per share are reflected for periods prior to October 4, 2005, as there were no shares outstanding prior to the reorganization. The calculation of earnings per share for the period subsequent to the reorganization reflect the actual net loss and weighted average shares outstanding from the period October 5, 2005 through December 31, 2005.
Presented below are the calculations for basic and diluted earnings (loss) per share.

(In Thousands, except per
share amounts)
Net income for the year ended December 31, 2006	$8,053

Weighted average shares outstanding	33,077
Effect of dilutive potential common shares	—

Diluted weighted average shares outstanding	33,077

Basic earnings per share	$0.24

Diluted earnings per share	$0.24

Net loss (for the period October 5, 2005 through December 31, 2005)	$(709)

Weighted average shares outstanding	33,135
Effect of dilutive potential common shares	—

Diluted weighted average shares outstanding	33,135

Basic loss per share	$(0.02)

Diluted loss per share	$(0.02)

14) Acquisition
On February 9, 2006, the Company consummated its $1.1 million cash acquisition of 100% of the outstanding shares of Waterstone Mortgage Corporation, a closely-held mortgage brokerage firm headquartered in Pewaukee, Wisconsin. The acquisition was individually immaterial to the consolidated financial results of the Company. Goodwill of approximately $601,000 and other intangibles of approximately $228,000 were recognized in the transaction at acquisition.

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004
15) Condensed Parent Company Only Statements
                                 Statement of Financial Condition

	December 31,	December 31,
	2006	2005
	(In Thousands)
Assets
Cash and cash equivalents	$82	41,311
Loans receivable	42,786	—
Less: Allowance for loan losses	(171)	—

Loans receivable, net	42,697	—
Investment in subsidiaries	195,975	188,239
Receivable from ESOP	1,238	952
Deferred tax asset	1,062	1,564
Income tax benefit receivable	459	617
Other assets	—	1

Total Assets	$241,431	232,684

Liabilities and shareholders’ equity
Liabilities:
Due to subsidiaries	$—	785
Other liabilities	159	203

	159	988

Shareholders’ equity
Preferred Stock (par value $.01 per share, authorized 20,000,000 shares, no shares issued	—	—
Common Stock (par value $.01 per share, authorized 200,000,000 shares, 33,723,750 shares issued, 33,114,539 and 33,038,385 shares outstanding at December 31, 2006 and 2005, respectively)	337	337
Additional paid-in-capital	104,182	103,859
Retained earnings	144,809	136,756
Unearned ESOP shares	(6,831)	(7,685)
Accumulated other comprehensive loss (net of taxes)	(1,225)	(1,571)

Total shareholders’ equity	241,272	231,696

Total liabilities and shareholders’ equity	$241,431	232,684

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004
     Statement of Operations

		For the period
	For the year ended	October 5, 2005 through
	December 31, 2006	December 31, 2005
	(In Thousands)
Interest income	$2,601	97
Provision for loan losses	171	—

Interest income after provision for loan losses	2,430

Equity in earnings of subsidiaries*	7,390	2,965

Total income	9,820	3,062

Compensation	513	—
Professional fees	146	—
Charitable contribution	—	5,564
Other expense	448	38

Total expense	1,107	5,602

Income (loss) before income tax benefit	8,713	(2,540)

Income tax expense (benefit)	660	(1,831)

Net income (loss)	$8,053	(709)

*	Equity in earnings of subsidiaries related to the prior period is for the period from October 5, 2005 through December 31, 2005, the period for which Wauwatosa Holdings, Inc owned the Bank and its subsidiaries.

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005 and 2004
Six Months Ended December 31, 2005 and 2004
     Statement of Cash Flows

		For the period
	For the year ended	October 5, 2005 through
	December 31, 2006	December 31, 2005
	(In Thousands)
Cash flows from operating activities	$
Net loss	8,053	(709)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	171	—
Amortization of unearned ESOP	1,177	—
Deferred income taxes	502	(1,564)
Charitable contribution of common stock	—	5,565
Equity in earnings of subsidiaries*	(7,390)	(2,965)
Change in other operating activities and liabilities	(956)	(582)

Net cash used in operating actitivies	1,557	(255)

Cash flows from investing activities:
Net increase in loans receivable	(42,786)	—
Investment of proceeds in subsidiary	—	(57,065)

Net cash used by investing activities	(42,786)	(57,065)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	98,731
Capitalization of Lamplighter, MHC	—	(100)

Net cash provided by financing activities	—	98,631

Net increase (decrease) in cash	(41,229)	41,311
Cash and cash equivalents at beginning of year	41,311	—

Cash and cash equivalents at end of year	$82	41,311

16) Segments and Related Information
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
     None
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
Management’s Annual Report on Internal Control Over Financial Reporting
Management of Wauwatosa Holdings Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
As of December 31, 2006, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 is effective.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, is included below under the heading “Report of Independent Registered Public Accounting Firm.”
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Wauwatosa Holdings, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Wauwatosa Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Wauwatosa Holdings, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness on internal control. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Wauwatosa Holdings Inc’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Wauwatosa Holdings, Inc maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Wauwatosa Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wauwatosa Holdings, Inc and subsidiaries as of December 31, 2006 and 2005 and June 30, 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2006 and June 30, 2005 and 2004 and the six month period ended December 31, 2005, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Milwaukee, Wisconsin
March 15, 2007

Item 9B. Other Information.
     None

Part III
Item 10. Directors and Executive Officers of the Registrant
The information in the Company’s definitive Proxy Statement, prepared for the 2007 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the caption “Election of Directors” and compliance with Section 16 reporting requirements under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and information concerning executive officers of the Company under the caption “Executive Officers of Wauwatosa Holdings” in Part I hereof is incorporated herein by reference.
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

		Executive
	Offices and Positions with Wauwatosa Holdings and	Officer
Name and Age	Wauwatosa Savings Bank*	Since (1)
Douglas S. Gordon, 49 (2)	Chief Executive Officer and President of Wauwatosa Holdings and of Wauwatosa Savings Bank	2005
Richard C. Larson, 49	Chief Financial Officer and Senior Vice President of Wauwatosa Holdings and of Wauwatosa Savings Bank	1990
Barbara J. Coutley, 55	Senior Vice President and Secretary of Wauwatosa Holdings and of Wauwatosa Savings Bank	1984
William F. Bruss, 37	General Counsel of Wauwatosa Holdings and General Counsel, Senior Vice President and Compliance Officer of Wauwatosa Savings Bank	2005
Rebecca M. Arndt, 39	Vice President – Retail Operations of Wauwatosa Savings Bank previously First Vice President, Retail Banking at Ozaukee Bank	2006

*	Excluding directorships and excluding positions with Bank subsidiaries. Those positions do not constitute a substantial part of the officers’ duties.

(1)	Indicates date when individual first held an executive officer position with the Bank. These individuals became executive officers of Wauwatosa Holdings upon its organization as noted.

(2)	Prior to joining Wauwatosa Holdings in October 2005, Mr. Gordon was a real estate investor.
Item 11. Executive Compensation
The information in the Company’s definitive Proxy Statement, prepared for the 2007 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and

Insider Participation,” and “Compensation Discussion and Analysis” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information in the Company’s definitive Proxy Statement, prepared for the 2007 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Stock Ownership of Certain Beneficial Owners” is incorporated herein by reference. At December 31, 2006, the Company had no equity compensation plans requiring tabular disclosure under this heading.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information in the Company’s definitive Proxy Statement, prepared for the 2007 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Certain Transactions with the Company” and “Board Meetings and Committee” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information in the Company’s definitive Proxy Statement, prepared for the 2007 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Independent Registered Public Accounting Firm,” is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of the Report:
          1. and 2. Financial Statements and Financial Statement Schedules.
The following consolidated financial statements of Wauwatosa Holdings, Inc. and subsidiaries are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:
Consolidated Statements of Financial Condition – December 31, 2006 and 2005 and June 30, 2005.
Consolidated Statements of Income – Years ended December 31, 2006 and 2005 (Unaudited) and June 30, 2005 and 2004 and Six months ended December 31, 2005 and 2004 (Unaudited).
Consolidated Statements of Equity – Years ended December 31, 2006 and June 30, 2005 and 2004 and Six months ended December 31, 2005.
Consolidated Statements of Cash Flows – Years ended December 31, 2006 and 2005 (Unaudited) and June 30, 2005 and 2004 and Six months ended December 31, 2005 and 2004 (Unaudited).
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

WAUWATOSA HOLDINGS, INC.
March 15, 2007

	By:	/s/ Douglas S. Gordon

Douglas S. Gordon
Chief Executive Officer
POWER OF ATTORNEY
     Each person whose signature appears below hereby authorizes Douglas S. Gordon, Richard C. Larson and Barbara J. Coutley, or any of them, as attorneys-in-fact with full power of substitution, to execute in the name and on behalf of such person, individually, and in each capacity stated below or otherwise, and to file, any and all amendments to this report.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.*
Signature and Title

/s/ Douglas S. Gordon	/s/ Patrick S. Lawton

Douglas S. Gordon,	Patrick S. Lawton, Chairman and Director
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Barbara J. Coutley	/s/ Thomas E. Dalum

Barbara J. Coutley, Senior Vice President	Thomas E. Dalum, Director
Secretary and Director

/s/ Richard C. Larson	/s/ Michael L. Hansen

Richard C. Larson, Senior Vice President	Michael L. Hansen, Director
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Stephen J. Schmidt

Stephen J. Schmidt, Director

* Each of the above signatures is affixed as of March 15, 2007.

WAUWATOSA HOLDINGS, INC.
( “Wauwatosa Holdings” or the “Company”)**
Commission File No. 000-51507
EXHIBIT INDEX
TO
2006 REPORT ON FORM 10-K
The following exhibits are filed with, or incorporated by reference in, this Annual Report on Form 10-K for the year ended December 31, 2006:

		Incorporated Herein	Filed
Exhibit	Description	By Reference To	Herewith

2.1	Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company of Wauwatosa Savings Bank (the “Bank”), as adopted on May 17,2005 and amended on June 3, 2005 (the “Plan”)	Exhibit 2.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-125715 (the “2005 S-1”)

3.1	Proposed Articles of Incorporation of the Company	Exhibit 3.1 to 2005 S-1

3.2	Proposed Bylaws of the Company	Exhibit 3.1 to 2005 S-1

10.1*	Wauwatosa Savings Bank Employee Stock Ownership Plan and Trust	Exhibit 10.1 to 2005 S-1

10.2*	Supplemental Retirement Benefit Plan between the Bank and Donald J. Stephens	Exhibit 10.2 to 2005 S-1

10.3*	Employment Agreement between the Bank and Douglas S. Gordon	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2005 and amended on December 19, 2006

10.4*	Stock Compensation Plans	Exhibit 10.1 to the company’s Current Report on Form 8-K filed on May 22, 2006

10.5*	Early Retirement, Resignation and Release Agreement between the Bank and Donald J. Stephens	Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 27, 2006

11.1	Statement re: Computation of Per Share Earnings	See Note 13 in Part II Item 8

21.1	List of Subsidiaries		X

23.1	Consent of Independent Registered Public Accounting Firm		X

EI-1

		Incorporated Herein	Filed
Exhibit	Description	By Reference To	Herewith

24.1	Powers of Attorney	Signature Page

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Executive Officer of Wauwatosa Holdings		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Wauwatosa Holdings		X

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Wauwatosa Holdings		X

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Wauwatosa Holdings		X

*	Designates management or compensatory agreements, plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.

EI-2