Form 10-Q
period 2007-03-31
Wauwatosa Holdings, Inc.
filed 2007-05-09
CIK 1329517

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 32,427,781 at April 30, 2007.

WAUWATOSA HOLDINGS, INC.
10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
	2007	2006
	(In Thousands, except share data)
Assets
Cash	$16,417	26,745
Federal funds sold	16,097	21,800
Interest-earning deposits in other financial institutions and other short term investments	25,801	25,262

Cash and cash equivalents	58,315	73,807
Securities available-for-sale (at fair value)	116,973	117,330
Securities held-to-maturity (at amortized cost)	7,646	—
Loans held for sale	7,683	5,387
Loans receivable	1,377,026	1,372,907
Less: Allowance for loan losses	7,244	7,195

Loans receivable, net	1,369,782	1,365,712

Office properties and equipment, net	32,904	32,625
Federal Home Loan Bank stock, at cost	17,213	17,213
Cash surrender value of life insurance	24,333	24,152
Prepaid expenses and other assets	12,688	12,244

Total assets	$1,647,537	1,648,470

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$54,671	58,407
Money market and savings deposits	107,370	94,472
Time deposits	860,897	883,339

Total deposits	1,022,938	1,036,218

Short term borrowings	51,953	41,224
Long term borrowings	311,050	292,779
Advance payments by borrowers for taxes	8,498	190
Other liabilities	22,945	36,787

Total liabilities	1,417,384	1,407,198

Shareholders’ equity:
Preferred stock (par value $.01 per share, authorized 20,000,000 shares, no shares issued)	—	—
Common stock (par value $.01 per share, authorized 200,000,000 200,000,000 shares, 33,975,250 shares issued, 32,558,013 and 33,114,539 shares outstanding at March 31, 2007 and December 31, 2006, respectively)	340	337
Additional paid-in capital	104,750	104,182
Accumulated other comprehensive loss (net of taxes)	(751)	(1,225)
Retained earnings, substantially restricted	146,908	144,809
Unearned ESOP shares	(6,618)	(6,831)
Treasury shares (826,801 shares), at cost	(14,476)	—

Total shareholders’ equity	230,153	241,272

Total liabilities and shareholders’ equity	$1,647,537	1,648,470

See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three months ended March 31,
	2007	2006
	(In thousands, except per share data)
Interest income:
Loans	$21,323	20,206
Mortgage-related securities	1,264	1,063
Debt securities, federal funds sold and short-term investments	988	588

Total interest income	23,575	21,857

Interest expense:
Deposits	11,024	9,334
Borrowings	3,785	2,463

Total interest expense	14,809	11,797

Net interest income	8,766	10,060
Provision for loan losses	350	307

Net interest income after provision for loan losses	8,416	9,753

Noninterest income:
Service charges on loans and deposits	517	485
Increase in cash surrender value of life insurance	181	157
Mortgage banking income	568	339
Other	345	212

Total noninterest income	1,611	1,193

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	4,000	3,863
Occupancy, office furniture, and equipment	1,224	962
Advertising	273	285
Data processing	239	375
Communications	216	161
Professional fees	270	178
Other	594	832

Total noninterest expenses	6,816	6,656

Income before income taxes	3,211	4,290
Income taxes	1,112	1,584

Net income	$2,099	2,706

Earnings per share:
Basic	$0.06	0.08
Diluted	$0.06	0.08
Weighted average shares outstanding:
Basic	32,920,752	33,047,880
Diluted	32,927,095	33,047,880
See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

				Accumulated
	Common		Additional	Other		Unearned
	Stock		Paid-In	Comprehensive	Retained	ESOP	Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Stock	Equity
	(In Thousands)
Balances at December 31, 2005	33,724	$337	103,859	(1,571)	136,756	(7,685)	—	231,696

Comprehensive income:
Net income	—	—	—	—	2,706	—	—	2,706
Other comprehensive income:
Net unrealized holding losses on available for sale securities arising during the period, net of tax benefit of $146	—	—	—	(269)	—	—	—	(269)

Total comprehensive income								2,437
ESOP shares committed to be released to Plan participants	—	—	22	—	—	214	—	236

Balances at March 31, 2006	33,724	$337	103,881	(1,840)	139,462	(7,471)	—	234,369

Balances at December 31, 2006	33,724	$337	104,182	(1,225)	144,809	(6,831)	—	241,272

Comprehensive income:
Net income	—	—	—	—	2,099	—	—	2,099
Other comprehensive income:
Net unrealized holding gains on available for sale securities arising during the period, net of taxes of $256	—	—	—	474	—	—	—	474

Total comprehensive income								2,573

ESOP shares committed to be released to Plan participants	—	—	123	—	—	213	—	336
Stock based compensation	252	3	445	—	—	—	—	448
Purchase of treasury stock	—	—	—	—	—	—	(14,476)	(14,476)

Balances at March 31, 2007	33,976	$340	104,750	(751)	146,908	(6,618)	(14,476)	230,153

See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three months ended March 31,
	2007	2006
	(In Thousands)
Operating activities:
Net income	$2,099	2,706
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	350	307
Provision for depreciation	631	551
Deferred income taxes	197	(223)
Stock based compensation expense	448	—
Net amortization of premium on debt and mortgage-related securities	(24)	(10)
Fair value of ESOP shares committed to be released	336	214
Gain on sale of loans held for sale	(308)	—
Loans originated for sale	(45,093)	—
Proceeds on sales of loans originated for sale	43,104	—
Increase in accrued interest receivable	(662)	(152)
Increase in cash surrender value of life insurance	(181)	(157)
Increase (decrease) in accrued interest on deposits	(362)	341
Increase (decrease) in other liabilities	4,182	(241)
Gain on sale of real estate owned and other assets	(71)	(116)
Other	412	(380)

Net cash provided by operating activities	5,058	2,840

Investing activities:
Net increase in loans receivable	(5,034)	(39,928)
Purchases of:
Debt securities	(1,385)	—
Mortgage-related securities	(2,057)	—
Structured notes, held-to-maturity	(7,646)
Premises and equipment, net	(825)	(2,705)
Waterstone Mortgage Corporation	—	(1,082)
Proceeds from:
Principal repayments on mortgage-related securities	3,998	3,592
Sales of real estate owned and other assets	505	425

Net cash used in investing activities	(12,444)	(39,698)

See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three months ended March 31,
	2007	2006
	(In Thousands)
Financing activities:
Net increase (decrease) in deposits	(13,280)	34,631
Net change in short-term borrowings	(7,000)	(51,000)
Proceeds from long-term borrowings	36,000	68,000
Net increase (decrease) in advance payments by borrowers for taxes	(9,350)	(8,029)
Purchase of treasury stock	(14,476)	—

Net cash provided by (used in) financing activities	(8,106)	43,602

Increase (decrease) in cash and cash equivalents	(15,492)	6,744
Cash and cash equivalents at beginning of period	73,807	16,498

Cash and cash equivalents at end of period	58,315	23,242

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	1,757	210
Interest payments	15,172	11,456
Noncash investing activities:
Loans receivable transferred to foreclosed properties	614	620
Non Cash financing activities:
Long-term FHLB advances reclassified to short-term	17,729	7,000
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
The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2006 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
Note 2 — Reclassifications
Certain items in the prior period consolidated financial statements have been reclassified to conform with the March 31, 2007 presentation.

Note 3 — Securities
Securities Available for Sale
The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	March 31, 2007
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$17,689	8	(233)	17,464
Collateralized mortgage obligations	81,071	96	(1,013)	80,154

Mortgage-related securities	98,760	104	(1,246)	97,618

Government sponsored entity bonds	13,455	—	(132)	13,323
Municipals	5,663	144	(25)	5,782

Debt securities	19,118	144	(157)	19,105

Other securities	250	—	—	250

	$118,128	248	(1,403)	116,973

	December 31, 2006
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$18,274	3	(275)	18,002
Collateralized mortgage obligations	82,419	1	(1,549)	80,871

Mortgage-related securities	100,693	4	(1,824)	98,873

Government sponsored entity bonds	13,450	—	(193)	13,257
Municipals	4,278	151	(8)	4,421

Debt securities	17,728	151	(201)	17,678

Other securities	794	—	(15)	779

	$119,215	155	(2,040)	117,330

At March 31, 2007, $13.3 million of the Company’s government agency securities and $13.1 million of the Company’s mortgage backed securities were pledged as collateral to secure repurchase agreement obligations of the Company.

The amortized cost and fair values of investment securities by contractual maturity at March 31, 2007, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Due within one year	$6,497	6,457
Due after one year through five years	9,882	9,934
Due after five years through ten years	1,354	1,349
Due after ten years	1,385	1,365
Mortgage-related securities	98,760	97,618
Other securities	250	250

	$118,128	116,973

Gross unrealized losses on securities available-for-sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	March 31, 2007
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage backed securities	$—	—	14,492	(233)	14,492	(233)
Collateralized mortgage obligations	19,052	(223)	38,789	(790)	57,841	(1,013)
Government sponsored entity bonds	—	—	13,323	(132)	13,323	(132)
Municipals	2,241	(23)	473	(2)	2,714	(25)

	$21,293	(246)	67,077	(1,157)	88,370	(1,403)

The unrealized losses reported for mortgage backed securities, collateralized mortgage obligations and government sponsored entity bonds relate exclusively to debt securities issued by government sponsored entities such as the Fannie Mae and Freddie Mac. There are three, eighteen and seven individual securities at March 31, 2007 that comprise the mortgage backed securities, collateralized mortgage obligations and government sponsored entity bonds, respectively, which have been in an unrealized loss position for twelve months or longer. The unrealized loss for twelve months or longer reported for municipal securities relates to one municipal security. The loss results from increased interest rates since the date of issuance of the security. Because the decline in fair value of all aforementioned securities is attributable to changes in interest rates and not credit deterioration, and because the Company has the ability and intent to hold these securities until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.
Securities Held-to-Maturity
As of March 31, 2007, the Company held three securities that have been designated as held-to-maturity. The securities have a total amortized cost of $7.6 million which is also equal to their estimated fair value. Each security is callable quarterly beginning in the first quarter of 2009 with a final maturity in 2019.

Note 4 — Loans Receivable
Loans receivable are summarized as follows:

	March 31,	December 31,
	2007	2006
	(In Thousands)
Mortgage loans:
One- to four-family	$666,390	666,167
Over four-family residential	477,585	480,722
Commercial real estate	53,129	48,836
Construction and land	172,071	168,523

Total mortgage loans	1,369,175	1,364,248
Consumer loans	74,914	77,878
Commercial business loans	3,695	2,657

	1,447,784	1,444,783

Less:
Undisbursed loan proceeds	66,562	67,390
Unearned loan fees	4,196	4,486

Total loans receivable, net	$1,377,026	1,372,907

Real estate collateralizing the Company’s first mortgage loans is primarily located in the Company’s general lending area of metropolitan Milwaukee.
A summary of the activity in the allowance for loan loss is as follows:

	For the Three Months Ended
	March 31,
	2007	2006
	(In Thousands)
Balance at beginning of period	$7,195	5,250
Provision for loan losses	350	307
Charge-offs	(301)	(139)
Recoveries	—	—

Balance at end of period	$7,244	5,418

Percentage of allowance to total loans	0.53%	0.40%

Note 5 — Deposits
A summary of the contractual maturities of certificate accounts at March 31, 2007 is as follows:

(In Thousands)
Within one year	$716,670
One to two years	68,742
Two to three years	45,124
Three to four years	23,283
Four through five years	6,989
After five years	89

$860,897

Note 6 — Borrowings
Borrowings consist of the following:

	March 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(In Thousands)		(In Thousands)
Federal Home Loan Bank advances maturing:
2007	34,224	4.02%	41,224	3.94%
2008	47,779	4.24%	47,779	4.24%
2010	37,000	4.78%	25,000	4.24%
2016	220,000	4.34%	220,000	4.34%

Repurchase agreements maturing:
2017	24,000	4.21%	—

	363,003	4.34%	334,003	4.31%

The $220 million in advances due in 2016 consist of eight callable advances. The call features are as follows: $10 million callable beginning in May 2007 and quarterly thereafter, $10 million callable in June 2007 and quarterly thereafter, four $25 million advances callable beginning in July 2007, August 2007, July 2008, and August 2008 and quarterly thereafter, and two $50.0 million advances callable beginning in January 2009 and March 2009 and quarterly thereafter.
The $24.0 million in repurchase agreements are callable beginning in March 2009 and quarterly thereafter. The repurchase agreements are collateralized by securities available for sale with an estimated market value of $26.4 million at March 31, 2007.
The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s FHLB borrowings are limited to 60% of the carrying value of unencumbered one- to four-family mortgage loans. In addition, these advances are collateralized by FHLB stock of $17.2 million at March 31, 2007 and December 31, 2006. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.
Note 7 — Stock-Based Compensation
Stock-Based Compensation Plan
In 2005, the Company’s shareholders approved the 2006 Equity Incentive Plan. During the quarter ended March 31, 2007, the Company granted 782,500 stock options in tandem with stock appreciation rights and 251,500 shares of restricted stock. The restricted shares were issued from previously unissued shares. All stock awards granted under these plans vest over a period of five years and are required to be settled in shares of the Company’s common stock. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised.
Accounting for Stock-Based Compensation Plan
The fair value of stock options granted is estimated on the grant date using a Black-Scholes pricing model. The fair value of restricted shares is equal to the quoted NASDAQ market close price on the date of grant. The fair value of stock grants is recognized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense is included in compensation, payroll taxes and other employee benefits in the consolidated statements of income.
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the SEC simplified approach to calculating expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility for a group of selected peers. The following assumptions were used in estimating the fair value of options granted in the three month period ended March 31, 2007.

Dividend Yield	1.32%
Risk-free interest rate	4.44%
Expected volatility	31.86%
Weighted average expected life	6.5 years
Weighted average per share value of options	$6.27
In accordance with Statement on Financial Standards No. 123R, Share-Based Payment, the Company is required to estimate potential forfeitures of stock grants and adjust compensation expense recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.
A summary of the Company’s stock option activity for the three months ended March 31, 2007, is presented below.

			Weighted Average	Aggregate
		Weighted Average	Years Remaining in	Instrinsic Value
Stock Options	Shares	Exercise Price	Contractual Term	(000’s)

Outstanding December 31, 2006	—			—
Granted	782,500	$17.67	9.75	—
Excercised	—			—
Forfeited	(7,500)	17.67	9.75	—

Outstanding March 31, 2007	775,000	17.67	9.75	—

Options exercisable at March 31, 2007	—	17.67		—

The following table summarizes information about the Company’s nonvested stock option activity for the three months ended March 31, 2007:

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2006	—	—
Granted	782,500	$6.27
Vested	—	—
Forfeited	(7,500)	6.27

Nonvested at March 31, 2007	775,000	6.27

The Company amortizes the expense related to stock options as compensation expense over the vesting period. During the three months ended March 31, 2007, 782,500 options were granted, of which 7,500 have been forfeited. Expense for the stock options granted of approximately $226,000 was recognized during the three months ended March 31, 2007. At March 31, 2007, the Company had $4.4 million in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over the next 57 months.
The following table summarizes information about the Company’s restricted stock shares activity for the three months ended March 31, 2007:

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Nonvested at December 31, 2006	—
Granted	251,500	$17.67
Vested	—
Forfeited	—

Nonvested at March 31, 2007	251,500	17.67

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. During the three months ended March 31, 2007, 251,500 shares of restricted stock were awarded, of which no shares have been forfeited. Expense for the restricted stock awards of approximately $222,000 was recorded for the three months ended March 31, 2007. At March 31, 2007, the Company had $4.2 million of unrecognized compensation costs related to restricted stock shares that is expected to be recognized over a period of 57 months.

Note 7 — Financial Instruments with Off-Balance Sheet Risk
Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk are as follows:

	March 31,	December 31,
	2007	2006
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under first mortgage loans	$23,318	28,067
Unused portion of home equity lines of credit	32,973	34,676
Unused portion of construction loans	33,590	32,714
Standby letters of credit	373	639
In connection with its mortgage banking activities, the Company enters into forward loan sale commitments. Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. As of March 31, 2007, the Company had $7.7 million in forward loan sale commitments. A forward sale commitment is a derivative instrument under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” (as amended), which must be recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in its value recorded in income from mortgage banking operations. In determining the fair value of its derivative loan commitments for economic purposes, the Company considers the value that would be generated when the loan arising from exercise of the loan commitment is sold in the secondary mortgage market. That value includes the price that the loan is expected to be sold for in the secondary mortgage market.

Note 8 — Earnings per share
Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares. At March 31, 2007, nonvested restricted stock is considered outstanding for dilutive earnings per share only. Nonvested stock options at March 31, 2007 are antidilutive and are excluded from the earnings per share calculation.
Presented below are the calculations for basic and diluted earnings per share:

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
	(In Thousands, except per share data)
Net income	$2,099	$2,706

Weighted average shares outstanding	32,921	33,048
Effect of dilutive potential common shares	6	—

Diluted weighted average shares outstanding	32,927	33,048

Basic earnings per share	$0.06	$0.08

Diluted earnings per share	$0.06	$0.08

Note 9 — Recent Accounting Developments
The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” in the quarter ended March 31, 2007. As a result of the adoption, there were no adjustments to the liability for unrecognized tax benefits. Total unrecognized tax benefits as of January 1, 2007 totaled $4.9 million all of which would impact the Company’s effective tax rate if recognized. This unrecognized benefit is primarily Wisconsin tax and interest accrued on a portion of the income generated by the Company’s subsidiary located in the state of Nevada for the period July 1, 2002 through December 31, 2006. A state of Wisconsin closing agreement regarding this matter was executed on March 30, 2007. The Wisconsin settlement resulted in a reduction of unrecognized tax benefits of $4.1 million at March 31, 2007. Under the terms of the closing agreement, the Company paid $1.2 million on the settlement date with the remaining $3.7 million to be paid over the next three years. Accordingly, the Company has $70,000 in unrecognized tax benefits remaining at March 31, 2007. It is Company policy to recognize interest and penalties as income tax expense. As of January 1, 2007, $811,000 in interest has been accrued.
The IRS completed its examination of the Company’s consolidated federal income tax returns for 2003 and 2004. As such, only 2005 and 2006 remain as open years for federal purposes. The Company’s Wisconsin tax returns are open to further audit for the years ended December 31, 1998 through 2006.
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
See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption “Risk Factors” in Item 1A of the Company’s 2006 Annual Report on Form 10-K).

Overview
Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on loans receivable, investment securities and cash and cash equivalents and the interest we pay on deposits and other borrowings. The Company’s banking subsidiary, Wauwatosa Savings Bank (“Wauwatosa Savings”), is a lender with mortgage loans comprising 94.6% of total loans receivable on March 31, 2007. Further, 79.0% of loans receivable are residential mortgage loans with over four-family loans comprising 34.9% of all residential mortgage loans on March 31, 2007. Wauwatosa Savings funds loan production primarily with retail deposits and Federal Home Loan Bank advances. On March 31, 2007, deposits comprised 72.3% of total liabilities. Time deposits, also known as certificates of deposit, account for 84.2% of total deposits. Wauwatosa Savings uses the Federal Home Loan Bank of Chicago as a significant source of funding. Federal Home Loan Bank advances outstanding on March 31, 2007 totaled $339.0 million, or 24.0% of total liabilities.
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
The following discussion and analysis is presented to assist in the understanding and evaluation of the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the results of operations for the three month periods ended March 31, 2007 and 2006 and the financial condition as of March 31, 2007 compared to the financial condition as of December 31, 2006.
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
Actual results could differ from this estimate and future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions. In addition, federal regulators periodically review the Wauwatosa Savings allowance for loan losses. Such regulators have the authority to require Wauwatosa Savings to recognize additions to the allowance at the time of their examination.
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
During the first quarter of 2007, the Company settled a dispute with the state of Wisconsin regarding the operations of the Company’s investment subsidiary located in the state of Nevada. The settlement covered the Nevada operations through the March 30, 2007 settlement date. The settlement had no material effect on net income for the period as the full liability of $4.9 million, net of deferred Federal tax benefit of $1.7 million, was accrued in prior periods. However, the settlement had the effect of reducing the estimated effective tax rate for the year ended December 31, 2007 to 34.6% from 36.9% during the year ended December 31, 2006 as statutory interest no longer accrues to the liability.
Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006
General — Net income for the three months ended March 31, 2007 totaled $2.1 million, or $0.06 for both basic and diluted earnings per share compared to net income of $2.7 million, or $0.08 for both basic and diluted earnings per share for the three months ended March 31, 2006. Year-to-date 2007 results generated an annualized return on average assets of 0.51% and an annualized return on average equity of 3.56%, compared to 0.71% and 4.64%, respectively, for the comparable period in 2006. The decrease in net income was a result of a $1.3 million decrease in net interest income, which partially offset by an increase in non interest income. The net interest margin for the first three months of 2007 was 2.27% compared to 2.77% for the first three months of 2006. Our return on assets continues to be adversely affected by the inverted yield curve.
Total Interest Income — Total interest income increased $1.7 million, or 7.9%, to $23.6 million during the three months ended March 31, 2007 compared to $21.9 million for the three months ended March 31, 2006. Interest income on loans increased $1.1 million, or 5.5%, to $21.3 million for the three months ended March 31, 2007 compared to $20.2 million for the comparable period of 2006. The increase resulted primarily from an increase in the average loan balance of $59.1 million, or 4.5%, to $1.4 billion during the three-month period ended March 31, 2007 from $1.3 billion during the comparable period in 2006. The increase in volume was compounded by a 7 basis point increase in the average yield on loans to 6.25% for the three-month period ended March 31, 2007 from 6.18% for the comparable period in 2006. Most of the remaining increase in total interest income reflected interest income from debt securities, federal funds sold and short-term investments which increased $400,000, or 68.0%, to $988,000 for the three months ended March 31, 2007 compared to $588,000 for the comparable period in 2006. This was primarily due to the increase in the average balance of other earning assets of $30.6 million, or 53.8%, to $87.4 million during the three-month period ended March 31, 2007 from $56.8 million during the comparable period in 2006. The increase in volume was compounded by a 39 basis point increase in the average yield on other earning assets to 4.59% for the three-month period ended March 31, 2007 from 4.20% for the comparable period in 2006.
Total Interest Expense — Total interest expense increased by $3.0 million, or 25.5%, to $14.8 million during the three months ended March 31, 2007 from $11.8 million during the three months ended March 31, 2006. This increase was the result of an increase in both the rate paid on deposits and borrowings and an increase in average borrowings outstanding.
Interest expense on deposits increased $1.7 million, or 18.1%, to $11.0 million during the three months ended March 31, 2007 from $9.3 million during the comparable period in 2006 as a result of an increase in the cost of deposits, which was partially offset by a decrease in average deposits outstanding. The cost of total average deposits increased by 75 basis points to 4.36% for the three-month period ended March 31, 2007 compared to 3.61% for the comparable period during 2006. As both market interest rates (in particular short-term interest rates) and deposit rates offered by competitors remained at levels higher than those of previous periods, it was necessary to continue offering the higher interest rates required to attract and retain deposits, thereby increasing our cost of deposits.
Interest expense on borrowings increased $1.3 million, or 53.7%, to $3.8 million during the three months ended March 31, 2007 from $2.5 million during the comparable period in 2006. The increase resulted primarily from an increase in average borrowings outstanding of $121.0 million, or 53.8%, to $346.0 million during the three-month period ended March 31, 2007 from $225.0 million during the comparable period in 2006. The increase in volume was compounded by a 8 basis point increase in the average cost of borrowings to 4.33% during the three-month period ended March 31, 2007 from 4.25% during the comparable period in 2006.

Net Interest Income — Net interest income decreased by $1.3 million or 12.9%, during the three months ended March 31, 2007 as compared to the same period in 2006. The decrease resulted primarily from a 54 basis point decrease in our net interest rate spread to 1.74% for the three month period ended March 31, 2007 from 2.28% for the comparable period in 2006. The 54 basis point decrease in the net interest rate spread resulted from a 61 basis point increase in the cost of interest bearing liabilities, which was partially offset by a 7 basis point increase in the yield on interest earning assets. Consistent with industry trends, the Company has experienced net interest margin compression as the yield curve remains flat. In addition to the flat yield curve, net interest margin has been compressed as the repricing of interest bearing liabilities has outpaced that of interest earning assets. The decrease in net interest income resulting from a decrease in our net interest rate spread was compounded by a decrease in net average earning assets of $4.6 million, or 2.4%, to $187.4 million for the three-month period ended March 31, 2007 from $192.0 million from the comparable period in 2006.
Provision for Loan Losses — Provision for loan losses increased $43,000, or 14.1%, to $350,000 during the three months ended March 31, 2007, from $307,000 during the comparable period during 2006. The higher provision for the three months ended March 31, 2007 was the result of growth of the overall loan portfolio, a continued increase in classified assets and specific loss provisions identified and recognized during the period.
Noninterest Income — Total noninterest income increased $418,000, or 35.0%, to $1.6 million during the three months ended March 31, 2007 from $1.2 million during the comparable period in 2006. The increase resulted primarily from increased mortgage banking income generated by Waterstone and an increase in other noninterest income. Mortgage banking income increased $229,000, or 67.6% to $568,000 during the three months ended March 31, 2007 from $339,000 during the comparable period in 2006. The quarter ended March 31, 2007 includes a full three months of mortgage banking income, while the comparable period of 2006 only includes mortgage banking income from the February 9, 2006 acquisition of Waterstone through March 31, 2006. The increase in other noninterest income results primarily from a $64,000 gain on sale of property and equipment and an increase in rental income.
Noninterest Expense — Total noninterest expense increased $160,000, or 2.4%, to $6.8 million during the three months ended March 31, 2007 from $6.7 million during the comparable period in 2006. The increase was primarily the result of increases in compensation, payroll taxes and other employee benefits and occupancy, office furniture and equipment expense, partially offset by a decrease in data processing expense.
Compensation, payroll taxes and other employee benefit expense increased $137,000, or 3.5%, to $4.0 million during the three months ended March 31, 2007 from $3.9 million during the comparable period in 2006. This increase primarily resulted from the initiation of stock compensation plans in January of 2007. Expense related to the Company’s stock option and restricted stock plans totaled $448,000 during the three months ended March 31, 2007. Compensation expense related to the ESOP Plan totaled $336,000 during the three months ended March 31, 2007 compared to $236,000 during the comparable period of 2006. The increase in ESOP Plan expense resulted from an increase in the average market price of the Company’s common stock during the three months ended March 31, 2007 compared to the same period in 2006. These increases were partially offset by a decrease in the salary expense. Salary expense decreased by $437,000, or 14.1% to $2.7 million during the three months ended March 31, 2007 compared to $3.1 million during the comparable period in 2006. The Wauwatosa Savings salary expense decreased by $639,000, primarily as a result of a 20% decrease in the overall level of full-time equivalent staff members and a shift from cash to stock-based compensation. Salary expense related to Waterstone totaled $437,000 during the three months ended March 31, 2007 compared to $236,000 from the date of acquisition to March 31, 2006.
Occupancy, office furniture and equipment increased by $262,000, or 27.2%, to $1.2 million during the three months ended March 31, 2007 from $1.0 million during the comparable period in 2006. The increase relates primarily to new branch offices located in Franklin, Germantown and West Allis, Wisconsin that opened in August 2006, November 2006 and March 2007, respectively.
Data processing expense decreased $136,000, or 36.3%, for the three months ended March 31, 2007 to $239,000 from $375,000 during the comparable period in 2006 due to a reduction in consulting costs. Other noninterest expense decreased $238,000, or 28.6%, to $594,000 for the quarter ended March 31, 2007 from $832,000 during the comparable quarter in 2006. The decrease is the result of the amortization of Waterstone Mortgage Corporation intangibles in 2006 with no comparable expense in 2007 and a 47% reduction in employee related business expenses.
Income Taxes — The effective tax rate for the three months ended March 31, 2007 was 34.6% as compared to 36.9% for the comparable period during 2006. On March 30, 2007, the Company settled its dispute with the state of Wisconsin regarding its investment subsidiary located in the state of Nevada. The settlement covered the Nevada operations through the March 30, 2007 settlement date. The settlement had no material effect on net income for the period as the full liability of $4.9 million, net of deferred Federal tax benefit of $1.7 million, was accrued in prior periods. However, the settlement had the effect of reducing the estimated effective tax rate for the year ended December 31, 2007 as statutory interest no longer accrues to the liability.
Net Income — As a result of the foregoing factors, net income for the three months ended March 31, 2007 decreased $607,000, or 22.4%, to $2.1 million, from $2.7 million during the comparable period in 2006.
Comparison of Financial Condition at March 31, 2007 and December 31, 2006
Total Assets — Total assets decreased by $1.0 million, or 0.1%, to $1.65 billion at March 31, 2007. The decrease in total assets resulted primarily from decreases in cash and cash equivalents, which were used to fund the Company’s share repurchase program.
Cash and Cash Equivalents — Cash and cash equivalents decreased by $15.5 million, or 21.0%, to $58.3 million at March 31, 2007 from $73.8 million at December 31, 2006. The decrease was a direct result of the use of funds to repurchase the Company’s common shares on the open market.

Securities Held to Maturity — Three structured corporate notes valued at $7.6 million were added to the investment portfolio in the first quarter of 2007. The terms of these high yield securities result in a high potential for market value volatility. As a result, they have been classified as held-to-maturity rather than as available-for-sale.
Loans Held for Sale — Loans held for sale increased by $2.3 million, or 42.7%, to $7.7 million at March 31, 2007, compared to $5.4 million at December 31, 2006.
Loans Receivable — Loans receivable increased $4.1 million, or 0.3%, to $1.38 billion at March 31, 2007 from $1.37 billion at December 31, 2006, primarily as a result of an increase in residential mortgage loans. The total increase in loans receivable was primarily attributable to a $4.3 million increase in commercial real estate and a $3.5 million increase in construction and land loans. These increases were partially offset by a $3.1 million decrease in over four family loans and a $3.0 million decrease in consumer loans.
The following table shows loan origination, purchasing and principal repayment activity during the periods indicated.

	As of or for the	As of or for the
	Three Months Ended	Year Ended
	March 31, 2007	December 31, 2006
	(In Thousands)
Total loans receivable and held for sale at beginning of period	$1,450,170	1,393,096
Real estate loans originated for investment:
Residential
One- to four-family	22,260	111,384
Over four-family	14,955	99,420
Construction and land	7,429	74,104
Commercial	9,357	19,867

Total real estate loans originated for investment	54,001	304,775
Consumer loans originated for investment	3,759	11,915
Commerical loans originated for investment	1,638	2,867

Total loans originated for investment	59,398	319,557
Principal repayments	(56,397)	(267,870)

Net activity in loans held for investment	3,001	51,687

Loans originated for sale	45,093	84,603
Loans sold	(42,797)	(79,216)

Net activity in loans held for sale	2,296	5,387

Total loans receivable and held for sale at end of period	$1,455,467	1,450,170

Deposits — Total deposits decreased $13.3 million, or 1.3%, to $1.02 billion at March 31, 2007 from $1.04 billion at December 31, 2006. Total time deposits decreased $22.4 million, or 2.5%, to $860.9 million from $883.3 million at December 31, 2006. Non-local, wholesale time deposits decreased $14.0 million, or 28.2%, from $49.8 million at December 31, 2006 to $35.8 million at March 31, 2007. Partially offsetting the decrease in time deposits, total money market and savings deposits increased $12.9 million, or 13.7%, to $107.4 million at March 31, 2007 from $94.5 million at December 31, 2006. The development and promotion of competitive retail and business money market accounts resulted in the significant increase in money market account balances during the period ended March 31, 2007. The increase in money market account balances included amounts transferred from existing demand accounts.
Borrowings — Total borrowings increased $29.0 million, or 8.7%, to $363.0 million at March 31, 2007 from $334.0 million at December 31, 2006. During the current quarter, the Company entered into two repurchase agreements totaling $24.0 million. The agreements have a weighted average interest rate of 4.21% and mature in 2017. Both agreements are callable beginning in March of 2009 and quarterly thereafter.
Advance Payments by Borrowers for Taxes — Advance payments by borrowers for taxes and insurance increased $8.3 million to $8.5 million at March 31, 2007 from $190,000 at December 31, 2006. The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out, primarily in December.
Other Liabilities — Other liabilities decreased $13.8 million, or 37.6%, to $22.9 million at March 31, 2007 from $36.8 million at December 31, 2006. The decrease, which is seasonally normal, was primarily due to a decrease in outstanding checks related to advance payments by borrowers for taxes. The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out, primarily in December. The outstanding checks remain classified as another liability until paid. The balance of these outstanding checks was $460,000 at March 31, 2007 and $18.1 million at December 31, 2006.
Shareholders’ Equity — Shareholders’ equity decreased $11.1 million, or 4.6%, to $230.2 million at March 31, 2007 from $241.3 million at December 31, 2006. The decrease was primarily attributable to the repurchase of 826,801 shares at a cost of $14.5 million. This decrease was partially offset by net income recognized during the three months ended March 31, 2007, which totaled $2.0 million.
Accumulated other comprehensive loss is the estimated unrealized loss attributable to the decline in market value of investment securities attributable solely to increases in interest rates since the date of purchase.

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

	Three Months Ended March 31,
	2007				2006
	Average	Interest and			Average	Interest and
	Balance	Dividends		Yield/Cost	Balance	Dividends		Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,384,345	21,323	(1)	6.25%	$1,325,260	20,206	(1)	6.18%
Mortgage related securities(2)	97,647	1,264		5.25	90,058	1,063		4.79
Debt securities (2), federal funds sold and short-term investments	87,372	988		4.59	56,816	588		4.20

Total interest-earning assets	1,569,364	23,575		6.09	1,472,134	21,857		6.02

Noninterest-earning assets	66,236				60,328

Total assets	$1,635,600				1,532,462

Interest-bearing liabilities:

Demand and money market accounts	$137,591	1,047		3.09	$94,138	437		1.88
Savings accounts	19,002	19		0.41	21,128	26		0.50
Certificates of deposit	867,632	9,954		4.65	932,092	8,868		3.86

Total interest-bearing deposits	1,024,225	11,020		4.36	1,047,358	9,331		3.61
Borrowings	345,999	3,691		4.33	224,974	2,360		4.25
Other interest bearing liabilities	11,733	98		3.39	7,785	106		5.52

Total interest-bearing liabilities	1,381,957	14,809		4.35	1,280,117	11,797		3.74

Noninterest-bearing liabilities	15,535				19,056

Total liabilities	1,397,492				1,299,173
Equity	238,108				233,289

Total liabilities and equity	$1,635,600				$1,532,462

Net interest income		8,766				$10,060

Net interest rate spread (3)				1.74%				2.28%
Net interest-earning assets (4)	$187,407				$192,017

Net interest margin (5)				2.27%				2.77%

Average interest-earning assets to average interest-bearing liabilities				113.56%				115.00%

(1)	Includes net deferred loan fee amortization income of $518 and $197 for the three months ended March 31,2007 and 2006, respectively.

(2)	Average balance of mortgage related and debt securities is based on amortized historical cost.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31,
		2007 versus 2006
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In Thousands)
Interest and dividend income:
Loans receivable(1) (2)	$908	209	1,117
Securities interest and income from other earning assets(3)	456	145	601

Total interest-earning assets	1,364	354	1,718

Interest expense:
Demand and Money Market accounts	256	354	610
Savings accounts	(2)	(5)	(7)
Certificates of deposit	(549)	1,635	1,086

Total interest-bearing deposits	(295)	1,984	1,689
Borrowings	1,290	41	1,331
Other interest-bearing liabilities	(34)	26	(8)

Total interest-bearing liabilities	961	2,051	3,012

Net change in net interest income	$403	(1,697)	(1,294)

(1)	Includes net deferred loan fee amortization income of $518 and $197 for the three months ended March 31, 2007 and 2006, respectively.

(2)	Non-accrual loans have been included in average loans receivable balance.

(3)	Average balance of available for sale securities is based on amortized historical cost.

ASSET QUALITY
The following table summarizes non-performing loans and assets:
NON-PERFORMING LOANS AND ASSETS

	At March 31,	At December 31,
	2007	2006
	(Dollars in Thousands)
Non-accrual loans:
Mortgage loans
One- to four-family	17,563	12,376
Over four-family	11,523	8,384
Construction and land	9,810	7,664
Commercial	2,843	357

Total mortgage	41,739	28,781
Consumer	351	107

Total non-performing loans	42,090	28,888
Real estate owned	733	520

Total non-performing assets	$42,823	29,408

Total non-performing loans to total loans receivable	3.06%	2.10%
Total non-performing loans to total assets	2.56%	1.75%
Total non-performing assets to total assets	2.60%	1.79%

Total non-performing loans increased by $13.2 million, or 45.7%, to $42.1 million as of March 31, 2007, compared to $28.9 million as of December 31, 2006. The ratio of non-performing loans to total loans at March 31, 2007 was 3.06% compared to 2.10% at December 31, 2006. All categories of loans experienced an increase in non-performing loans. Of the $13.2 million increase in non-performing loans between December 31, 2006 and March 31, 2007, $5.2 million related to loans secured by one- to four-family loans. This increase is attributable to one borrower with five loans with a total balance of $3.4 million and a second borrower with a loan totaling $1.6 million which is collateralized by a single family home. We believe that the collateral securing these loans is adequate to protect us from any potential significant losses. Of the $3.1 million increase in non-performing loans secured by over four family properties, $2.7 million was related to multi-family loan. This loan has estimated collateral shortfall of $40,000. A specific reserve has been established for this loan. Substantially all of the $2.1 million increase in non-performing loans secured by construction properties was related to three borrowers, each with two loans secured by homes built on a speculative basis. These six loans have an estimated collective collateral shortfall of $242,000. A specific reserve has been established for each of these loans. Substantially all of the $2.5 million increase in non performing loans secured by commercial real estate was attributable to one loan. We believe that the collateral securing these loans is adequate to protect us from any potential losses.

A summary of the allowance for loan losses is shown below:

	At or for the Three	At or for the Three
	Months Ended	Months Ended
	March 31, 2007	March 31, 2006
	(Dollars in Thousands)
Balance at beginning of period	$7,195	5,250
Provision for loan losses	350	307
Charge-offs:
Mortgage
One- to four-family	301	137
Commercial	—	2

Total charge-offs	301	139
Total recoveries	—	—

Net charge-offs	301	139

Allowance at end of period	$7,244	5,418

Ratios:
Allowance for loan losses to non-performing loans at end of period	17.20%	49.95%
Allowance for loan losses to loans receivable at end of period	0.53%	0.40%
Net charge-offs to average loans outstanding (annualized)	0.09%	0.04%

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
Liquidity and Capital Resources
We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Our liquidity ratio averaged 3.3% and 1.7% for the three months ended March 31, 2007 and 2006 respectively. The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans. We also adjust liquidity as appropriate to meet asset and liability management objectives. The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the full Asset/Liability Committee. Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.
Regulatory liquidity, as required by the Wisconsin Department of Financial Institutions, is based on current liquid assets as a percentage of the prior month’s average deposits and short-term borrowings. Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings. Wauwatosa Savings’ primary and total regulatory liquidity at March 31, 2007 was 7.0% and 11.9%, respectively.
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
A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At March 31, 2007 and 2006, respectively, $58.5 million and $73.8 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, federal funds purchased and advances from the Federal Home Loan Bank of Chicago.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
During the three months ended March 31, 2007 and 2006, loan originations, net of collected principal, totaled $5.0 million and $39.9 million, respectively, reflecting net growth in our portfolio. Growth has declined in 2007 with the rise in short-term interest rates and the decline in residential real estate transactions.
Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Deposits decreased by $13.3 million for the three months ended March 31, 2007 primarily as the result of competitive pricing offered in the local market and reductions in the use of non-local, wholesale deposit funding.
Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds. At March 31, 2007, we had $339.0 million in advances from the Federal Home Loan Bank of Chicago, of which $52.0 million was due within 12 months, and an additional available borrowing limit of $159.7 million based on collateral requirements of the Federal Home Loan Bank of Chicago. As an additional source of funds, we also enter into repurchase agreements. During the quarter ended March 31, 2007, the Company entered into two repurchase agreements totaling $24.0 million. The agreements mature in 2017, however, both are callable beginning in 2009 and quarterly thereafter.
At March 31, 2007, we had outstanding commitments to originate loans of $23.3 million, unfunded commitments under construction loans of $33.6 million and unfunded commitments under lines of credit and standby letters of credit of $33.3 million. At March 31, 2007, certificates of deposit scheduled to mature in one year or less totaled $716.7 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, that as of March 31, 2007, the Company met all capital adequacy requirements to which it is subject.
As of March 31, 2007 the most recent notification from the Federal Deposit Insurance Corporation categorized Wauwatosa Savings as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” Wauwatosa Savings must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed Wauwatosa Savings’ category.
As a state-chartered savings bank, Wauwatosa Savings is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.
The actual capital amounts and ratios for the Company and Wauwatosa Savings as of Mach 31, 2007 are presented in the table below:

	March 31, 2007
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Wauwatosa Holdings

Total capital (to risk-weighted assets)	$237,350	20.18%	94,100	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)	230,195	19.57%	47,050	4.00%	N/A	N/A
Tier I capital (to average assets)	230,195	13.97%	65,923	4.00%	N/A	N/A

Wauwatosa Savings
Total capital (to risk-weighted assets)	$205,749	18.01%	91,382	8.00%	114,228	10.00%
Tier I capital (to risk-weighted assets)	198,713	17.40%	45,691	4.00%	68,537	6.00%
Tier I capital (to average assets)	198,713	12.37%	64,247	4.00%	80,308	5.00%
State of Wisconsin (to total assets) (2)	198,713	12.32%	96,804	6.00%	N/A	N/A

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

(2)	State of Wisconsin regulatory capital requirements are not applicable at the bank holding company level.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
The following tables present information indicating various contractual obligations and commitments of Wauwatosa Savings as of March 31, 2007 and the respective maturity dates.
Contractual Obligations

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Deposits without a stated maturity	$162,041	162,041	—	—	—
Certificates of deposit	860,897	716,670	113,866	30,272	89
Federal Home Loan Bank advances (1)	339,003	51,953	30,050	37,000	220,000
Repurchase agreements (2)	24,000	—	—	—	24,000
Operating leases (3)	283	100	183	—	—
Capital lease	3,900	300	3,600	—	—
State income tax obligation(4)	3,726	1,242	2,484
Salary continuation agreements	3,223	533	1,152	645	893

	$1,397,073	932,839	151,335	67,917	244,982

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans. Excludes interest which will accrue on the advances. All Federal Home Loan Bank advances with maturities exceeding five years are callable on a quarterly basis with the initial call at various from May 2007 through March 2009.

(2)	The repurchase agreements are callable on a quarterly basis with the initial call of March 2009.

(3)	Represents non-cancelable operating leases for offices.

(4)	Represents remaining amounts due to the Wisconsin Department of Revenue related to the operations of the Company’s Nevada subsidiary.
          The following table details the amounts and expected maturities of significant off-balance sheet commitments as of March 31, 2007.
Other Commitments

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
			(In Thousands)
Real estate loan commitments (1)	$23,318	23,318	—	—	—
Unused portion of home equity lines of credit (2)	32,973	32,973	—	—	—
Unused portion of construction loans (3)	33,590	33,590	—	—	—
Standby letters of credit	373	353	—	20	—

Total Other Commitments	$90,254	90,234	—	20	—

General:	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and generally have fixed expiration dates or other termination clauses.

(1)	Commitments for loans are extended to customers for up to 90 days after which they expire.

(2)	Unused portions of home equity loans are available to the borrower for up to 10 years.

(3)	Unused portions of construction loans are available to the borrower for up to 1 year.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Management of Market Risk
General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits and other borrowings. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, the Wauwatosa Savings Board of Directors has established an Asset/Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee meets at least weekly to review our asset/liability policies and interest rate risk position, which are evaluated quarterly.
Income Simulation. Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. At least quarterly we review the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation used projected repricing of assets and liabilities at March 31, 2007 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage-related assets that may in turn affect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the expected average lives of our assets tend to lengthen more than the expected average lives of our liabilities and, therefore, likely result in an increase in our liability sensitive position.

Percentage
Increase (Decrease) in Estimated Net
Annual Interest Income
Over 24 Months
300 basis point increase in rates	(13.55)%
200 basis point increase in rates	(7.01)
100 basis point increase in rates	(1.68)
100 basis point decrease in rates	4.49
200 basis point decrease in rates	13.42%
Wauwatosa Savings’ Asset/Liability policy limits projected changes in net average annual interest income to a maximum variance of (10%) to (50%) for various levels of interest rate changes measured over a 24-month period when compared to the flat rate scenario. In addition, projected changes in the capital ratio are limited to (.15%) to (1.00%) for various levels of changes in interest rates when compared to the flat rate scenario. These limits are re-evaluated on a periodic basis and may be modified, as appropriate. Because our balance sheet is liability sensitive, income is projected to decrease proportionately with increases in interest rates. At March 31, 2007, a 300 basis point immediate and instantaneous increase in interest rates had the effect of reducing forecasted net interest income by 13.55%, while a 100 basis point decrease in rates had the affect of increasing net interest income by 4.49%. At March 31, 2007, a 300 basis point immediate and instantaneous increase in interest rates had the effect of reducing the forecasted return on assets by 0.20%, while a 100 basis point decrease in rates had the effect of increasing the return on assets by 0.07%. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2007, we believe that any liability arising from the resolution of any pending legal proceedings will not be material to our financial condition or results of operations.
Item 1A. Risk Factors
See “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases of shares by the Company during the first quarter of 2007.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of	yet be purchased
	of shares	price paid	publicly announced	under the
Period	purchased	per share	plans or programs	plans or programs

January 1 — January 31, 2007	—	$—		1,494,298
February 1 — February 28, 2007	112,863	17.77	112,863	1,381,435
March 1 — March 31, 2007	713,938	17.47	826,801	667,497

	826,801	17.51

Item 6. Exhibits
     (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAUWATOSA HOLDINGS, INC.

(Registrant)

Date: May 7, 2007

/s/Douglas S. Gordon

Douglas S. Gordon
Chief Executive Officer

Date: May 7, 2007

/s/ Richard C. Larson

Richard C. Larson
Chief Financial Officer

EXHIBIT INDEX
WAUWATOSA HOLDINGS, INC.
Form 10-Q for Quarter Ended March 31, 2007

Exhibit No.	Description	Filed Herewith
31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Executive Officer of Wauwatosa Holdings, Inc.	X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Wauwatosa Holdings, Inc.	X

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Wauwatosa Holdings, Inc.	X

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Wauwatosa Holdings, Inc.	X