Form 10-Q
period 2007-06-30
Wauwatosa Holdings, Inc.
filed 2007-08-09
CIK 1329517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 30,853,919 at July 31, 2007.

WAUWATOSA HOLDINGS, INC.
10-Q INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item l. Financial Statements
Consolidated Statements of Financial Condition as of June 30, 2007 (unaudited) and December 31, 2006	3
Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 (unaudited)	4-5
Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2007 and 2006 (unaudited)	6
Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (unaudited)	7-8
Notes to Consolidated Financial Statements	9-21
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-42
Item 3. Quantitative and Qualitative Disclosures about Market Risk	43-44
Item 4. Controls and Procedures	44
PART II. OTHER INFORMATION	45
Item 1. Legal Proceedings	45
Item 1A. Risk Factors	45
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 4. Submission of Matters to a Vote of Security Holders	46
Item 6. Exhibits	46
Signatures	47
Certification
Certification
Certification
Certification
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30,	December 31,
	2007	2006
	(In Thousands, except share data)
Assets
Cash	$5,061	26,745
Federal funds sold	22,583	21,800
Interest-earning deposits in other financial institutions and other short term investments	798	25,262

Cash and cash equivalents	28,442	73,807
Securities available-for-sale (at fair value)	145,320	117,330
Securities held-to-maturity (at amortized cost)	7,646	—
Loans held for sale	8,728	5,387
Loans receivable	1,376,540	1,372,907
Less: Allowance for loan losses	9,570	7,195

Loans receivable, net	1,366,970	1,365,712

Office properties and equipment, net	32,741	32,625
Federal Home Loan Bank stock, at cost	17,550	17,213
Cash surrender value of life insurance	24,780	24,152
Prepaid expenses and other assets	14,834	12,244

Total assets	$1,647,011	1,648,470

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$51,182	58,407
Money market and savings deposits	109,508	94,472
Time deposits	858,223	883,339

Total deposits	1,018,913	1,036,218

Short term borrowings	51,953	41,224
Long term borrowings	322,950	292,779
Advance payments by borrowers for taxes	16,484	190
Other liabilities	19,882	36,787

Total liabilities	1,430,182	1,407,198

Shareholders’ equity:
Preferred stock (par value $.01 per share, authorized 20,000,000 shares, no shares issued)	—	—
Common stock (par value $.01 per share, authorized 200,000,000 200,000,000 shares, 33,975,250 shares issued, 31,917,522 and 33,114,539 shares outstanding at June 30, 2007 and December 31, 2006, respectively)	340	337
Additional paid-in capital	105,281	104,182
Accumulated other comprehensive loss (net of taxes)	(2,249)	(1,225)
Retained earnings, substantially restricted	145,639	144,809
Unearned ESOP shares	(6,404)	(6,831)
Treasury shares (1,486,278 shares), at cost	(25,778)	—

Total shareholders’ equity	216,829	241,272

Total liabilities and shareholders’ equity	$1,647,011	1,648,470

See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three months ended June 30,
	2007	2006
	(In thousands, except per share data)
Interest income:
Loans	$21,985	20,795
Mortgage-related securities	1,278	1,018
Debt securities, federal funds sold and short-term investments	1,072	605

Total interest income	24,335	22,418

Interest expense:
Deposits	11,141	10,356
Borrowings	4,204	2,472

Total interest expense	15,345	12,828

Net interest income	8,990	9,590
Provision for loan losses	5,676	345

Net interest income after provision for loan losses	3,314	9,245

Noninterest income:
Service charges on loans and deposits	536	452
Increase in cash surrender value of life insurance	267	230
Mortgage banking income	824	756
Other	102	53

Total noninterest income	1,729	1,491

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,919	4,239
Occupancy, office furniture and equipment	1,270	1,032
Advertising	282	286
Data processing	415	418
Communications	167	161
Professional fees	368	289
Other	585	902

Total noninterest expenses	7,006	7,327

Income (loss) before income taxes	(1,963)	3,409
Income taxes (benefit)	(694)	1,252

Net income (loss)	$(1,269)	2,157

Earnings (loss) per share:
Basic	$(0.04)	0.07
Diluted	$(0.04)	0.07
Weighted average shares outstanding:
Basic	32,041,622	33,066,761
Diluted	32,053,131	33,066,761
See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Six months ended June 30,
	2007	2006
	(In thousands, except per share data)
Interest income:
Loans	$43,308	41,001
Mortgage-related securities	2,542	2,081
Debt securities, federal funds sold and short-term investments	2,060	1,193

Total interest income	47,910	44,275

Interest expense:
Deposits	22,166	19,690
Borrowings	7,989	4,935

Total interest expense	30,155	24,625

Net interest income	17,755	19,650
Provision for loan losses	6,026	652

Net interest income after provision for loan losses	11,729	18,998

Noninterest income:
Service charges on loans and deposits	1,053	937
Increase in cash surrender value of life insurance	448	387
Mortgage banking income	1,393	1,095
Other	447	265

Total noninterest income	3,341	2,684

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	7,919	8,102
Occupancy, office furniture and equipment	2,494	1,994
Advertising	555	571
Data processing	654	793
Communications	383	322
Professional fees	638	467
Other	1,179	1,734

Total noninterest expenses	13,822	13,983

Income before income taxes	1,248	7,699
Income taxes	418	2,836

Net income	$830	4,863

Earnings per share:
Basic	$0.03	0.15
Diluted	$0.03	0.15
Weighted average shares outstanding:
Basic	32,478,758	33,057,373
Diluted	32,487,551	33,057,373
See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock		Paid-In	Comprehensive	Retained	ESOP	Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Stock	Equity
	(In Thousands)
Balances at December 31, 2005	33,724	$337	103,859	(1,571)	136,756	(7,685)	—	231,696

Comprehensive income:
Net income	—	—	—	—	4,863	—	—	4,863
Other comprehensive income (loss):
Net unrealized holding losses on available for sale securities arising during the period, net of tax benefit of $828
	—	—	—	(1,535)	—	—	—	(1,535)

Total comprehensive income								3,328

ESOP shares committed to be released to Plan participants	—	—	87	—	—	427	—	514

Balances at June 30, 2006	33,724	$337	103,946	(3,106)	141,619	(7,258)	—	235,538

Balances at December 31, 2006	33,724	$337	104,182	(1,225)	144,809	(6,831)	—	241,272

Comprehensive income:
Net income	—	—	—	—	830	—	—	830
Other comprehensive income (loss):
Net unrealized holding losses on available for sale securities arising during the period, net of tax benefit of $551	—	—	—	(1,024)	—	—	—	(1,024)

Total comprehensive income								(194)

ESOP shares committed to be released to Plan participants	—	—	236	—	—	427	—	663
Stock based compensation	252	3	863	—	—	—	—	866
Purchase of treasury stock	—	—	—	—	—	—	(25,778)	(25,778)

Balances at June 30, 2007	33,976	$340	105,281	(2,249)	145,639	(6,404)	(25,778)	216,829

See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six months ended June 30,
	2007	2006
	(In Thousands)
Operating activities:
Net income	$830	4,863
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,026	652
Provision for depreciation	1,313	1,142
Deferred income taxes	(858)	(890)
Stock based compensation expense	866	—
Net amortization of premium on debt and mortgage-related securities	(65)	23
Fair value of ESOP shares committed to be released	663	514
Gain on sale of loans held for sale	(766)	(1,095)
Loans originated for sale	(108,856)	(27,249)
Proceeds on sales of loans originated for sale	106,281	22,778
Increase in accrued interest receivable	(543)	(57)
Increase in cash surrender value of life insurance	(448)	(387)
Increase (decrease) in accrued interest on deposits	(249)	596
Increase (decrease) in other liabilities	1,202	(888)
Gain on sale of real estate owned and other assets	(42)	(109)
Other	(62)	52

Net cash provided by (used in) operating activities	5,292	(55)

Investing activities:
Net increase in loans receivable	(8,754)	(62,299)
Purchases of:
Debt securities	(28,660)	—
Mortgage-related securities	(12,952)	—
Structured notes, held-to-maturity	(7,646)	—
Premises and equipment, net	(1,134)	(7,162)
Waterstone Mortgage Corporation	—	(1,082)
Life insurance	(180)	(180)
FHLB stock	(337)	—
Proceeds from:
Principal repayments on mortgage-related securities	8,543	7,789
Maturities of debt securities	3,001	—
Sales of real estate owned and other assets	1,196	891
Redemption of FHLB stock	—	1,040

Net cash used in investing activities	(46,923)	(61,003)

See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six months ended June 30,
	2007	2006
	(In Thousands)
Financing activities:
Net increase (decrease) in deposits	(17,305)	22,966
Net change in short-term borrowings	(7,000)	(51,000)
Proceeds from long-term borrowings	47,900	88,000
Net increase (decrease) in advance payments by borrowers for taxes	(1,551)	503
Purchase of treasury stock	(25,778)	—

Net cash provided by (used in) financing activities	(3,734)	60,469

Increase (decrease) in cash and cash equivalents	(45,365)	(589)
Cash and cash equivalents at beginning of period	73,807	16,498

Cash and cash equivalents at end of period	28,442	15,909

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	2,542	2,940
Interest payments	30,128	24,029
Noncash investing activities:
Loans receivable transferred to foreclosed properties	1,472	626
Noncash financing activities:
Long-term FHLB advances reclassified to short-term	17,729	7,000
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
The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2006 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
Note 2 — Reclassifications
Certain items in the prior period consolidated financial statements have been reclassified to conform with the June 30, 2007 presentation.

Note 3 — Securities
Securities Available for Sale
The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	June 30, 2007
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$17,000	3	(481)	16,522
Collateralized mortgage obligations	88,117	—	(2,040)	86,077

Mortgage-related securities	105,117	3	(2,521)	102,599

Government sponsored entity bonds	16,490	—	(179)	16,311
Municipal securities	26,923	108	(871)	26,160

Debt securities	43,413	108	(1,050)	42,471

Other securities	250	—	—	250

	$148,780	111	(3,571)	145,320

	December 31, 2006
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$18,274	3	(275)	18,002
Collateralized mortgage obligations	82,419	1	(1,549)	80,871

Mortgage-related securities	100,693	4	(1,824)	98,873

Government sponsored entity bonds	13,450	—	(193)	13,257
Municipal securities	4,278	151	(8)	4,421

Debt securities	17,728	151	(201)	17,678

Other securities	794	—	(15)	779

	$119,215	155	(2,040)	117,330

At June 30, 2007, $14.3 million of the Company’s government sponsored entity bonds and $12.4 million of the Company’s mortgage backed securities were pledged as collateral to secure repurchase agreement obligations of the Company.

The amortized cost and fair values of investment securities by contractual maturity at June 30, 2007, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Due within one year	$3,498	3,479
Due after one year through five years	12,992	12,832
Due after five years through ten years	1,354	1,320
Due after ten years	25,569	24,840
Mortgage-related securities	105,117	102,599
Other securities	250	250

	$148,780	145,320

Gross unrealized losses on securities available-for-sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	June 30, 2007
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage backed securites	$2,590	(41)	13,717	(440)	16,307	(481)
Collateralized mortgage obligations	41,070	(417)	45,006	(1,623)	86,076	(2,040)
Government sponsored entity bonds	5,981	(47)	10,329	(132)	16,310	(179)
Municipal securities	22,665	(859)	463	(12)	23,128	(871)

	$72,306	(1,364)	69,515	(2,207)	141,821	(3,571)

There are three, fifteen, six and one individual securities at June 30, 2007 that comprise the mortgage backed securities, collateralized mortgage obligations, government sponsored entity bonds and municipal securities, respectively, which have been in an unrealized loss position for twelve months or longer. Because the decline in fair value of all aforementioned securities is attributable to changes in interest rates and not credit deterioration, and because the Company has the ability and intent to hold these securities until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.
Securities Held-to-Maturity
As of June 30, 2007, the Company held three securities that have been designated as held-to-maturity. The securities have a total amortized cost of $7.6 million and an estimated fair value $7.3 million. Each security is callable quarterly, one beginning in the first quarter of 2008 with a final maturity in 2019. The remaining two securities are callable beginning in the first quarter of 2009 with a final maturity in 2022.

Note 4 — Loans Receivable
Loans receivable are summarized as follows:

	June 30,	December 31,
	2007	2006
	(In Thousands)
Mortgage loans:
One- to four-family	$660,550	666,167
Over four-family residential	488,463	480,722
Commercial real estate	49,501	48,836
Construction and land	170,792	168,523

Total mortgage loans	1,369,306	1,364,248
Consumer loans	72,577	77,878
Commercial business loans	10,495	2,657

	1,452,378	1,444,783

Less:
Undisbursed loan proceeds	72,017	67,390
Unearned loan fees	3,821	4,486

Total loans receivable, net	$1,376,540	1,372,907

Real estate collateralizing the Company’s first mortgage loans is primarily located in the Company’s general lending area of metropolitan Milwaukee.
Non-performing loans totaled $49.7 million at June 30, 2007 and $28.9 million at December 31, 2006.
A summary of the activity in the allowance for loan loss is as follows:

	For the Six Months Ended
	June 30,
	2007	2006
	(In Thousands)
Balance at beginning of period	$7,195	5,250
Provision for loan losses	6,026	652
Charge-offs	(3,655)	(144)
Recoveries	4	225

Balance at end of period	$9,570	5,983

Allowance for loan losses to loans receivable	0.70%	0.44%
Net charge-offs to average loans outstanding (annualized)	0.53%	(0.01%)
Allowance for loan losses to non-performing loans	19.25%	38.69%
Non-performing loans to loans receivable	3.61%	2.10%

Note 5 — Deposits
A summary of the contractual maturities of certificate accounts at June 30, 2007 is as follows:

(In Thousands)
Within one year	$709,186
One to two years	75,663
Two to three years	45,250
Three to four years	15,720
Four through five years	11,634
After five years	770

$858,223

Note 6 — Borrowings
Borrowings consist of the following:

	June 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(In Thousands)		(In Thousands)
Federal Home Loan Bank (FHLB) advances maturing:
2007	$34,224	4.02%	41,224	3.94%
2008	47,779	4.24%	47,779	4.24%
2010	48,900	4.80%	25,000	4.24%
2016	220,000	4.34%	220,000	4.34%

Repurchase agreements maturing:
2017	24,000	4.21%	—

	$374,903	4.35%	334,003	4.31%

The $220 million in advances due in 2016 consist of eight callable advances. The call features are as follows: $10 million callable beginning in May 2007 and quarterly thereafter, $10 million callable in June 2007 and quarterly thereafter, four $25 million advances callable beginning in July 2007, August 2007, July 2008, and August 2008 and quarterly thereafter, and two $50 million advances callable beginning in January 2009 and March 2009 and quarterly thereafter.
The $24 million in repurchase agreements are callable beginning in March 2009 and quarterly thereafter. The repurchase agreements are collateralized by securities available for sale with an estimated market value of $26.7 million at June 30, 2007.
The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s FHLB borrowings are limited to 60% of the carrying value of unencumbered one- to four-family mortgage loans. In addition, these advances are collateralized by FHLB stock of $17.6 million at June 30, 2007 and $17.2 million at December 31, 2006.
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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the SEC simplified approach to calculating expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility for a group of selected peers. The following assumptions were used in estimating the fair value of options granted in the six month period ended June 30, 2007.

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
A summary of the Company’s stock option activity for the six months ended June 30, 2007, is presented below.

			Weighted Average	Aggregate
		Weighted Average	Years Remaining in	Instrinsic Value
Stock Options	Shares	Exercise Price	Contractual Term	(000’s)

Outstanding December 31, 2006	—			—
Granted	782,500	$17.67	9.50	—
Excercised	—			—
Forfeited	(7,500)	17.67	9.50	—
Outstanding June 30, 2007	775,000	17.67	9.50	—

Options exercisable at June 30, 2007	—	17.67		—

The following table summarizes information about the Company’s nonvested stock option activity for the three months ended June 30, 2007:

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2006	—	—
Granted	782,500	$6.27
Vested	—	—
Forfeited	(7,500)	6.27

Nonvested at June 30, 2007	775,000	6.27

The Company amortizes the expense related to stock options as compensation expense over the vesting period. During the six months ended June 30, 2007, 782,500 options were granted, of which 7,500 have been forfeited. Expense for the stock options granted of approximately $422,000 and $196,000 was recognized during the six and three month periods ended June 30, 2007. At June 30, 2007, the Company had $4.2 million in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over the next 54 months.
The following table summarizes information about the Company’s restricted stock shares activity for the six months ended June 30, 2007:

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Nonvested at December 31, 2006	—
Granted	251,500	$17.67
Vested	—
Forfeited	—

Nonvested at June 30, 2007	251,500	17.67

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. During the six months ended June 30, 2007, 251,500 shares of restricted stock were awarded, of which no shares have been forfeited. Expense for the restricted stock awards of approximately $444,000 and $222,000 was recorded for the six and three month periods ended June 30, 2007. At June 30, 2007, the Company had $4.0 million of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a period of 54 months.

Note 8 — Financial Instruments with Off-Balance Sheet Risk
Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk are as follows:

	June 30,	December 31,
	2007	2006
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$23,858	28,067
Unused portion of home equity lines of credit	32,277	34,676
Unused portion of construction loans	39,741	32,714
Standby letters of credit	350	639
In connection with its mortgage banking activities, the Company enters into forward loan sale commitments. Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. As of June 30, 2007 and December 31, 2006, the Company had $8.7 million and $5.4 million, respectively in forward loan sale commitments. A forward sale commitment is a derivative instrument under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” (as amended), which must be recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in its value recorded in income from mortgage banking operations. In determining the fair value of its derivative loan commitments for economic purposes, the Company considers the value that would be generated when the loan arising from exercise of the loan commitment is sold in the secondary mortgage market. That value includes the price that the loan is expected to be sold for in the secondary mortgage market.

Note 9 — Earnings (loss) per share
Basic earnings (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares. At June 30, 2007, nonvested restricted stock is considered outstanding for dilutive earnings per share only. Nonvested stock options at June 30, 2007 are antidilutive and are excluded from the earnings per share calculation.
Presented below are the calculations for basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Thousands, except per share data)
Net income (loss)	$(1,269)	$2,157	$830	$4,863

Weighted average shares outstanding	32,042	33,067	32,479	33,057
Effect of dilutive potential common shares	11	—	9	—

Diluted weighted average shares outstanding	32,053	33,067	32,488	33,057

Basic earnings (loss) per share	$(0.04)	$0.07	$0.03	$0.15

Diluted earnings (loss) per share	$(0.04)	$0.07	$0.03	$0.15

Note 10 — Recent Accounting Developments
The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” in the quarter ended March 31, 2007. Total unrecognized tax benefits as of January 1, 2007 totaled $4.1 million. This unrecognized benefit is primarily Wisconsin tax on a portion of the income generated by the Company’s subsidiary located in the state of Nevada for the period July 1, 2002 through December 31, 2006. If recognized, the Company’s effective tax rate would be impacted by the $4.1 million in unrecognized tax benefits, plus $811,000 in interest, less the federal tax effect of $1.7 million for a net benefit of $3.2 million.
A State of Wisconsin closing agreement regarding this matter was executed on March 30, 2007. The Wisconsin settlement had an effect of reclassifying $4.0 million in unrecognized benefits as of January 1, 2007 as accrued state tax liability at March 31, 2007. Under the terms of the closing agreement, the Company paid $1.2 million, including interest, on the settlement date with the remaining $3.7 million, including interest, to be paid over the next three years. It is Company policy to recognize interest and penalties as income tax expense. As of January 1, 2007, $811,000 in interest payable had been accrued.
The IRS completed its examination of the Company’s consolidated federal income tax returns for 2003 and 2004. As such, only 2005 and 2006 remain as open years for federal purposes. The Company’s Wisconsin tax returns are open to further audit for the years ended December 31, 2004 through 2006.
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
This report contains or incorporates by reference various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as in oral presentations. When used in written documents or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “objective” and similar expressions and verbs in the future tense, are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	legislative or regulatory changes that adversely affect our business;

•	our ability to enter new markets successfully and take advantage of growth opportunities;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	significantly increased competition among depository and other financial institutions;

•	adverse changes in the securities markets;

•	adverse changes in the real estate markets;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and

•	changes in consumer spending, borrowing and savings habits.
See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption “Risk Factors” in Item 1A of the Company’s 2006 Annual Report on Form 10-K).

Overview
Generally, our results of operations depend on our net interest income. Net interest income is the difference between the interest income we earn on loans receivable, investment securities and cash and cash equivalents and the interest we pay on deposits and other borrowings. The Company’s banking subsidiary, Wauwatosa Savings Bank (“Wauwatosa Savings”), is a lender with mortgage loans comprising 94.3% of total loans receivable on June 30, 2007. Further, 79.1% of loans receivable are residential mortgage loans with over four-family loans comprising 35.7% of all mortgage loans on June 30, 2007. Wauwatosa Savings funds loan production primarily with retail deposits and Federal Home Loan Bank advances. On June 30, 2007, deposits comprised 71.3% of total liabilities. Time deposits, also known as certificates of deposit, account for 84.2% of total deposits at June 30, 2007. Wauwatosa Savings uses the Federal Home Loan Bank of Chicago as a significant source of funding. Federal Home Loan Bank advances outstanding on June 30, 2007 totaled $350.9 million, or 24.5% of total liabilities.
Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of service charges and mortgage banking income. Noninterest expense consists primarily of compensation and employee benefits and occupancy expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities. During the six months ended June 30, 2007, our results of operation were adversely affected by a significant increase in loan charge-offs and subsequent need to make additional provisions for loan losses. As discussed below, during the three and six months ended June 30, 2007, the Company significantly increased its provision for loan losses to $5.7 million and $6.0 million, respectively, from $345,000 and $652,000 for the three and six months ended June 30, 2006. Additional information regarding loan quality and its impact on our financial condition and results of operations can be found in the Asset Quality discussion beginning on page 36.
On June 12, 2007 at the Special Meeting of Shareholders, shareholders of the Company approved a Plan of Charter Conversion by which Wauwatosa Holdings, Inc will convert from a Wisconsin corporation to a federal corporation chartered by the Office of Thrift Supervision (OTS). The application for charter conversion has been approved by the OTS and the conversion is expected to be completed during the third quarter of 2007.
The following discussion and analysis is presented to assist in the understanding and evaluation of the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the results of operations for the three and six month periods ended June 30, 2007 and 2006 and the financial condition as of June 30, 2007 compared to the financial condition as of December 31, 2006.
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
Actual results could differ from this estimate and future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions. In addition, state and federal regulators periodically review the Wauwatosa Savings allowance for loan losses. Such regulators have the authority to require Wauwatosa Savings to recognize additions to the allowance at the time of their examination.
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
During the first quarter of 2007, the Company settled a dispute with the state of Wisconsin regarding the operations of the Company’s investment subsidiary located in the state of Nevada. The settlement covered the Nevada operations through the March 30, 2007 settlement date. The settlement had no material effect on net income for the period as the full liability of $4.9 million, including interest, net of deferred Federal tax benefit of $1.7 million, was accrued in prior periods. The settlement had the effect of reducing the estimated effective tax rate for the year ended December 31, 2007 from the year ended December 31, 2006 as statutory interest will no longer accrue as the liability has been settled.
Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006
General — Net income for the six months ended June 30, 2007 totaled $830,000, or $0.03 for both basic and diluted earnings per share compared to net income of $4.9 million, or $0.15 for both basic and diluted earnings per share for the six months ended June 30, 2006. Year-to-date 2007 results generated an annualized return on average assets of 0.10% and an annualized return on average equity of 0.72%, compared to 0.63% and 4.19%, respectively, for the comparable period in 2006. The decrease in net income was a result of a $5.4 million increase in the provision for loan losses and a $1.9 million decrease in net interest income, partially offset by a $657,000 increase in non-interest income. The increase in the provision for loan losses was the direct result of an increase in loan charge-offs and an increase in specific loan losses required on a number of classified loans. Loan charge-off activity and specific loan reserves will be discussed in additional detail in the Asset Quality section beginning on page 36. The net interest margin for the first six months of 2007 was 2.27% compared to 2.67% for the first six months of 2006.
Total Interest Income — Total interest income increased $3.6 million, or 8.2%, to $47.9 million during the six months ended June 30, 2007 compared to $44.3 million for the six months ended June 30, 2006. Interest income on loans increased $2.3 million, or 5.6%, to $43.3 million for the six months ended June 30, 2007 compared to $41.0 million for the comparable period in 2006. The increase resulted primarily from an increase of $43.7 million, or 3.3%, in the average loan balance to $1.4 billion during the six-month period ended June 30, 2007 from $1.3 billion during the comparable period in 2006. The increase in volume was compounded by a 14 basis point increase in the average yield on loans to 6.30% for the six-month period ended June 30, 2007 from 6.16% for the comparable period in 2006. In addition, interest income from debt securities, federal funds sold and short-term investments increased $867,000, or 72.7%, to $2.1 million for the six months ended June 30, 2007 compared to $1.2 million for the comparable period in 2006. This was primarily due to the increase of $34.2 million, or 59.7%, in the average balance to $91.4 million during the six-month period ended June 30, 2007 from $57.3 million during the comparable period in 2006. The increase in volume was compounded by a 34 basis point increase in the average yield on other earning assets to 4.54% for the six-month period ended June 30, 2007 from 4.20% for the comparable period in 2006. Finally, interest income from mortgage-related securities increased $461,000, or 22.2%, to $2.5 million for the six months ended June 30, 2007 compared to $2.1 million for the comparable period in 2006. This was primarily due to the increase of $10.1 million, or 11.5%, in the average balance to $97.9 million during the six-month period ended June 30, 2007 from $87.8 million during the comparable period in 2006. The increase in volume was compounded by a 45 basis point increase in the average yield on mortgage-related securities to 5.23% for the six-month period ended June 30, 2007 from 4.78% for the comparable period in 2006.
Total Interest Expense - Total interest expense increased by $5.5 million, or 22.5%, to $30.2 million during the six months ended June 30, 2007 from $24.6 million during the six months ended June 30, 2006. This increase was the result of an increase in both the rate paid on deposits and borrowings and an increase in average borrowings outstanding.

Interest expense on deposits increased $2.5 million, or 12.6%, to $22.2 million during the six months ended June 30, 2007 from $19.7 million during the comparable period in 2006. The increase resulted primarily from an increase in the average cost of deposits to 4.37% for the six-month period ended June 30, 2007 compared to 3.74% for the comparable period in 2006. The increase in cost of deposits was partially offset by a decrease of $38.9 million, or 3.7%, in the average balance of deposits to $1.0 billion at June 30, 2007 from $1.1 billion during the comparable period in 2006. As both market interest rates and deposit rates offered by competitors remained at levels higher than those of previous periods, it was necessary to continue offering the higher interest rates required to attract and retain deposits, thereby increasing our cost of deposits.
Interest expense on borrowings increased $3.1 million, or 61.9%, to $8.0 million during the six months ended June 30, 2007 from $4.9 million during the comparable period in 2006. The increase resulted primarily from an increase in average borrowings outstanding of $130.8 million, or 58.2%, to $355.8 million during the six-month period ended June 30, 2007 from $225.0 million during the comparable period in 2006. The increase in volume was compounded by a 17 basis point increase in the average cost of borrowings to 4.41% during the six-month period ended June 30, 2007 from 4.24% during the comparable period in 2006.
Net Interest Income — Net interest income decreased by $1.9 million or 9.6%, during the six months ended June 30, 2007 as compared to the same period in 2006. The decrease resulted primarily from a 41 basis point decrease in our net interest rate spread to 1.77% for the six-month period ended June 30, 2007 from 2.18% for the comparable period in 2006. The 41 basis point decrease in the net interest rate spread resulted from a 54 basis point increase in the cost of interest bearing liabilities, which was partially offset by a 13 basis point increase in the yield on interest earning assets. The Company has experienced net interest margin compression as the yield curve remains relatively flat. The decrease in net interest income resulting from a decrease in our net interest rate spread was compounded by a decrease in net average earning assets of $9.5 million, or 5.0%, to $182.3 million for the six-month period ended June 30, 2007 from $191.7 million for the comparable period in 2006. The decrease in average net assets was primarily attributable to the repurchase of outstanding Company stock.
Provision for Loan Losses — Provision for loan losses increased $5.4 million, to $6.0 million during the six months ended June 30, 2007, from $652,000 during the comparable period during 2006. The increased provision for the six months ended June 30, 2007 was the result of $3.7 million in loan charge-offs, specific loss provisions and a continued increase in non-performing assets. See the Asset Quality section beginning on page 36 for an analysis of charge-offs, non-performing assets, specific reserves and additional provisions.
Noninterest Income — Total noninterest income increased $657,000, or 24.5%, to $3.3 million during the six months ended June 30, 2007 from $2.7 million during the comparable period in 2006. The increase resulted primarily from increased mortgage banking income generated by Waterstone Mortgage Corporation, the Bank’s mortgage banking subsidiary, and an increase in other noninterest income. Mortgage banking income increased $298,000, or 27.2% to $1.4 million during the six months ended June 30, 2007 from $1.1 million during the comparable period in 2006. The six-month period ended June 30, 2007 includes a full six months of mortgage banking income, while the comparable period of 2006 only includes mortgage banking income from the February 9, 2006 acquisition of Waterstone through June 30, 2006.
Noninterest Expense — Total noninterest expense decreased $161,000, or 1.2%, to $13.8 million during the six months ended June 30, 2007 from $14.0 million during the comparable period in 2006. The decrease was primarily the result of decreases in compensation, payroll taxes and other employee benefits, data processing expense and other noninterest expense, partially offset by occupancy, office furniture and equipment expenses.
Compensation, payroll taxes and other employee benefit expense decreased $183,000, or 2.3%, to $7.9 million during the six months ended June 30, 2007 from $8.1 million during the comparable period in 2006. Expense related to the Company’s stock option and restricted stock plans totaled $866,000 during the six months ended June 30, 2007. There was no comparable expense in the prior year. Compensation expense related to the ESOP totaled $663,000 during the six months ended June 30, 2007 compared to $513,000 during the comparable period of 2006. The increase in ESOP expense resulted from an increase in the average market price of the Company’s common stock during the six months ended June 30, 2007 compared to the same period in 2006. These increases were offset by a decrease in salary expense. Salary expense decreased by $1.2 million, or 18.6% to $5.3 million during the six months ended June 30, 2007 compared to $6.5 million during the comparable period in 2006. Salary expense decreased as a result of a 20% reduction in full-time equivalent staff combined with a shift from cash bonus compensation to equity incentives.
Occupancy, office furniture and equipment increased by $500,000, or 25.1%, to $2.5 million during the six months ended June 30, 2007 from $2.0 million during the comparable period in 2006. The increase relates primarily to new branch offices located in Franklin, Germantown and West Allis, Wisconsin that opened in August 2006, November 2006 and March 2007, respectively.
Data processing expense decreased $139,000, or 17.5%, for the six months ended June 30, 2007 to $654,000 from $793,000 during the comparable period in 2006 due to a reduction in consulting costs.
Professional fees increased by $171,000, or 36.6% for the six months ended June 30, 2007 to $638,000 from $467,000 for the six months ended June 30, 2006. The increase is comprised of legal fees related to the Company’s change from a state charter to a federal charter, legal fees related to the termination of a defined benefit pension plan and additional audit expenses related to non-recurring auditing and reporting issues.
Other noninterest expense decreased $555,000, or 32.0%, to $1.2 million for the six months ended June 30, 2007 from $1.7 million during the comparable period in 2006. The decrease is the result of the reduction in amortization of Waterstone Mortgage Corporation intangibles and decreases in brokered deposit fees, employee related business expenses and insurance expense.

Income Taxes — The effective tax rate for the six months ended June 30, 2007 was 33.5% as compared to 36.8% for the comparable period during 2006. Of the total 3.3% decrease in effective tax rate, approximately 1.1% of the decrease results from the Company’s decrease in forecast income for the current year, resulting from the aforementioned loan related losses. The remaining 2.2% of the decrease relates to the Company’s settlement with the Wisconsin Department of Revenue. On March 30, 2007, the Company settled its dispute with the state of Wisconsin regarding its investment subsidiary located in the state of Nevada. The settlement covered the Nevada operations through the March 30, 2007 settlement date. The settlement had no material effect on net income for the period as the full liability of $4.9 million, including interest, net of deferred Federal tax benefit of $1.7 million, was accrued in prior periods. The settlement had the effect of reducing the estimated effective tax rate for the year ended December 31, 2007 as statutory interest no longer accrues to the liability.
Net Income - As a result of the foregoing factors, net income for the six months ended June 30, 2007 decreased $4.0 million, or 82.9%, to $830,000, from $4.9 million during the comparable period in 2006.
Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006
General — Net loss for the three months ended June 30, 2007 totaled $1.3 million, or $0.04 for both basic and diluted loss per share compared to net income of $2.2 million, or $0.07 for both basic and diluted earnings per share for the three months ended June 30, 2006. The quarter ended June 30, 2007 generated an annualized loss on average assets of 0.31% and an annualized loss on average equity of 2.24%, compared to returns of 0.55% and 3.70%, respectively, for the comparable period in 2006. The loss was the result of a $5.3 million increase in provision for loan losses and a $600,000 decrease in net interest income. The increase in the provision for loan losses was the direct result of an increase in loan charge-offs and an increase in specific loan losses required on a number of classified loans. Loan charge-off activity and specific loan reserves are discussed in additional detail in the Asset Quality section beginning on page 36. The net interest margin for the three months ended June 30, 2007 was 2.28% compared to 2.56% for the three months ended June 30, 2006.
Total Interest Income — Total interest income increased $1.9 million, or 8.6%, to $24.3 million during the three months ended June 30, 2007 compared to $22.4 million for the three months ended June 30, 2006. Interest income on loans increased $1.2 million, or 5.7%, to $22.0 million for the three months ended June 30, 2007 compared to $20.8 million for the comparable period of 2006. The increase resulted primarily from 21 basis point increase in the average yield on loans to 6.35% for the three-month period ended June 30, 2007 from 6.14% for the comparable period in 2006. The increase in yield was compounded by an increase of $30.5 million, or 2.2%, in the average loan balance to $1.39 billion during the three-month period ended June 30, 2007 from $1.36 billion during the comparable period in 2006. In addition, interest income reflected interest income from debt securities, federal funds sold and short-term investments increased $467,000, or 77.2%, to $1.1 million for the three months ended June 30, 2007 compared to $605,000 for the comparable period in 2006. This was primarily due to the increase of $38.8 million, or 67.2%, in the average balance of other earning assets to $96.7 million during the three-month period ended June 30, 2007 from $57.8 million during the comparable period in 2006. The increase in volume was compounded by a 25 basis point increase in the average yield on other earning assets to 4.45% for the three-month period ended June 30, 2007 from 4.20% for the comparable period in 2006. Finally, interest income from mortgage-related securities increased $260,000, or 25.5%, to $1.3 million for the quarter ended June 30, 2007 compared to $1.0 million for the comparable quarter in 2006. This was primarily due to the increase of $12.2 million, or 14.3%, in the average balance to $97.8 million for the three months ended June 30, 2007 from $85.6 million during the comparable period in 2006. The increase in volume was compounded by a 47 basis point increase in the average yield on mortgage-related securities to 5.24% for the quarter ended June 30, 2007 from 4.77% for the comparable period in 2006.
Total Interest Expense - Total interest expense increased by $2.5 million, or 19.6%, to $15.3 million during the three months ended June 30, 2007 from $12.8 million during the three months ended June 30, 2006. This increase was the result of an increase in both the rate paid on deposits and borrowings and an increase in average borrowings outstanding.
Interest expense on deposits increased $785,000, or 7.6%, to $11.1 million during the three months ended June 30, 2007 from $10.4 million during the comparable period in 2006 as a result of an increase in the cost of deposits, which was partially offset by a decrease in average deposits outstanding. The cost of total average deposits increased by 53 basis points to 4.39% for the three-month period ended June 30, 2007 compared to 3.86% for the comparable period during 2006. As both market interest rates and deposit rates offered by competitors remained at levels higher than those of previous periods, it was necessary to continue offering the higher interest rates required to attract and retain deposits, thereby increasing our cost of deposits.
Interest expense on borrowings increased $1.7 million, or 70.1%, to $4.2 million during the three months ended June 30, 2007 from $2.5 million during the comparable period in 2006. The increase resulted primarily from an increase in average borrowings outstanding of $145.1 million, or 64.5%, to $370.2 million during the three-month period ended June 30, 2007 from $225.1 million during the comparable period in 2006. The increase in volume was compounded by a 20 basis point increase in the average cost of borrowings to 4.43% during the three-month period ended June 30, 2007 from 4.23% during the comparable period in 2006.
Net Interest Income — Net interest income decreased by $600,000 or 6.3%, during the three months ended June 30, 2007 as compared to the same period in 2006. The decrease resulted primarily from a 27 basis point decrease in our net interest rate spread to 1.79% for the three month period ended June 30, 2007 from 2.06% for the comparable period in 2006. The 27 basis point decrease in the net interest rate spread resulted from a 45 basis point increase in the cost of interest bearing liabilities, which was partially offset by a 18 basis point increase in the yield on interest earning assets. The Company has experienced net interest margin compression as the yield curve remains relatively flat. The decrease in net interest income resulting from a decrease in our net interest rate spread was compounded by a decrease in net average earning assets of $15.4 million, or 8.0%, to $176.0 million for the three-month period ended June 30, 2007 from $191.4 million from the comparable period in 2006. The decrease in average net assets was primarily attributable to the repurchase of outstanding Company stock.
Provision for Loan Losses — Provision for loan losses increased $5.3 million to $5.7 million during the three months ended June 30, 2007, from $345,000 during the comparable period during 2006. The increased provision for the three months ended June 30, 2007 was the result of $3.4 million of net loan charge-offs, specific loss provisions and a continued increase in non-performing assets. See Asset Quality section beginning on page 36 for an analysis of charge-offs, non-performing assets specific reserves and additional provisions.
Noninterest Income — Total noninterest income increased $238,000, or 16.0%, to $1.7 million during the three months ended June 30, 2007 from $1.5 million during the comparable period in 2006. The increase resulted primarily from increased service charges on loans and deposits and an increase in mortgage banking income generated by Waterstone. Service charges on loans and deposits increased by $84,000, or 18.6%, to $536,000 during the three months ended June 30, 2007 from $452,000 during the comparable period in 2006. The increase in service charges was primarily the result of increased loan prepayment penalties and deposit overdraft fees. Mortgage banking income increased $68,000, or 9.0% to $824,000 during the three months ended June 30, 2007 from $756,000 during the comparable period in 2006. The increase resulted from higher loan sale and brokerage volumes at Waterstone.
Noninterest Expense — Total noninterest expense decreased $321,000, or 4.4%, to $7.0 million during the three months ended June 30, 2007 from $7.3 million during the comparable period in 2006. The decrease was primarily the result of decreases in compensation, payroll taxes and other employee benefits and other noninterest expense, partially offset by increases in occupancy, office furniture and equipment expense.
Compensation, payroll taxes and other employee benefit expense decreased $320,000, or 7.5%, to $3.9 million during the three months ended June 30, 2007 from $4.2 million during the comparable period in 2006. This decrease resulted primarily from a reduction in the overall level of staffing compared to the prior year. Expense related to the Company’s stock option and restricted stock plans totaled $418,000 during the three months ended June 30, 2007. There was no comparable expense in the prior year. Compensation expense related to the ESOP totaled $326,000 during the three months ended June 30, 2007 compared to $278,000 during the comparable period of 2006. The increase in ESOP expense resulted from an increase in the average market price of the Company’s common stock during the three months ended June 30, 2007 compared to the same period in 2006. These increases were partially offset by a decrease in salary expense. Salary expense decreased by $762,000, or 22.7% to $2.6 million during the three months ended June 30, 2007 compared to $3.4 million during the comparable period in 2006. Salary expense decreased as a result of a 20% decrease in the overall level of full-time equivalent staff members and a shift from cash to stock-based compensation.
Occupancy, office furniture and equipment increased by $238,000, or 23.1%, to $1.3 million during the three months ended June 30, 2007 from $1.0 million during the comparable period in 2006. The increase relates primarily to new branch offices located in Franklin, Germantown and West Allis, Wisconsin that opened in August 2006, November 2006 and March 2007, respectively.
Other noninterest expense decreased $317,000, or 35.1%, to $585,000 for the quarter ended June 30, 2007 from $902,000 during the comparable quarter in 2006. The decrease is the result of reductions in expenses related to real estate owned, ATM service charges, brokered deposit fees and employee related business expenses.

Income Taxes — Due to the pretax loss of $2.0 million generated during the three months ended June 30, 2007, a tax benefit of $694,000 was recognized for the period. This compares to income tax expense of $1.3 million reported for the three months ended June 30, 2006. The tax benefit for the quarter ended June 20, 2007 was calculated at 35.4% of pretax loss resulting in an effective tax rate for the six months ended June 30, 2007 of 33.5%. The effective tax rate for the three months ended June 30, 2006 was 36.7%. On March 30, 2007, the Company settled its dispute with the state of Wisconsin regarding its investment subsidiary located in the state of Nevada. The settlement covered the Nevada operations through the March 30, 2007 settlement date. The settlement had no material effect on net income for the period as the full liability of $4.9 million, including interest, net of deferred Federal tax benefit of $1.7 million, was accrued in prior periods. The settlement had the effect of reducing the estimated effective tax rate for the year ended December 31, 2007 as statutory interest no longer accrues to the liability.
Net Loss - As a result of the foregoing factors, net results of operations for the three months ended June 30, 2007 decreased $3.4 million, to a net loss of 1.3 million, from net income of $2.2 million during the comparable period in 2006.
Comparison of Financial Condition at June 30, 2007 and December 31, 2006
Total Assets — Total assets decreased by $1.1 million, or 0.1%, to $1.647 billion at June 30, 2007 from $1.648 billion at December 31, 2006. The decrease in total assets resulted primarily from decreases in cash and cash equivalents of $45.4 million, offset by increases in securities both available for sale and held to maturity of $35.6 million. Loans held for sale and loans receivable also increased by a combined $7.1 million.
Cash and Cash Equivalents - Cash and cash equivalents decreased by $45.4 million, or 61.5%, to $28.4 million at June 30, 2007 from $73.8 million at December 31, 2006. Cash was used to purchase investment securities, to fund loans receivable and loans held for sale and to repurchase Company shares on the open market.
Securities Available for Sale — Securities available for sale increased by $28.0 million, or 23.9%, to $145.3 million at June 30, 2007 from $117.3 million at December 31, 2006. The Company invested an additional $21.7 million in its Nevada investment subsidiary during the quarter ended June 30, 2007 for the purpose of increasing the investment portfolio due to limited growth in the loan portfolio as a result of a downturn in the local real estate market. The investment subsidiary used the proceeds of the capital infusion to purchase additional municipal debt and mortgage-related securities.
Securities Held to Maturity — Three structured corporate notes valued at $7.6 million were added to the investment portfolio in the first quarter of 2007. The terms of these high yield securities result in a high potential for market value volatility. As a result, they have been classified as held-to-maturity rather than as available-for-sale.
Loans Held for Sale - Loans held for sale increased by $3.3 million, or 62.0%, to $8.7 million at June 30, 2007, from $5.4 million at December 31, 2006.

Loans Receivable — Loans receivable increased $3.6 million, or 0.3%, to $1.38 billion at June 30, 2007 from $1.37 billion at December 31, 2006. Loans receivable increased by $61.9 million, or 4.7%, during the six months ended June 30, 2006. The total increase in loans receivable was primarily attributable to a $7.8 million increase in commercial business loans and a $7.7 million increase in over four family loans, offset by a $5.6 million decrease in one- to four-family loans and a $5.3 million decrease in consumer loans. In addition, $1.5 million in loans were transferred to real estate owned during the six-month period ended June 30, 2007. The slower growth in loans receivable in 2007 compared to 2006 is directly tied to the downturn in the local real estate market.
The following table shows loan origination, purchasing and principal repayment activity during the periods indicated.

	As of or for the	As of or for the
	Six Months Ended	Year Ended
	June 30, 2007	December 31, 2006
	(In Thousands)
Total loans receivable and held for sale at beginning of period	$1,450,170	1,393,096
Real estate loans originated for investment:
Residential
One- to four-family	40,877	111,384
Over four-family	40,212	99,420
Construction and land	14,252	74,104
Commercial	9,607	19,867

Total real estate loans originated for investment	104,948	304,775
Consumer loans originated for investment	7,642	11,915
Commerical loans originated for investment	15,414	2,867

Total loans originated for investment	128,004	319,557
Principal repayments	(120,409)	(267,870)

Net activity in loans held for investment	7,595	51,687

Loans originated for sale	108,856	84,603
Loans sold	(105,515)	(79,216)

Net activity in loans held for sale	3,341	5,387

Total loans receivable and held for sale at end of period	$1,461,106	1,450,170

Deposits — Total deposits decreased $17.3 million, or 1.7%, to $1.02 billion at June 30, 2007 from $1.04 billion at December 31, 2006. Total time deposits decreased $25.1 million, or 2.8%, to $858.2 million from $883.3 million at December 31, 2006. Non-local, wholesale time deposits decreased $21.5 million, or 43.2%, from $49.8 million at December 31, 2006 to $28.3 million at June 30, 2007. Partially offsetting the decrease in time deposits, total money market and savings deposits increased $15.0 million, or 15.9%, to $109.5 million at June 30, 2007 from $94.5 million at December 31, 2006. The development and promotion of competitive retail and business money market accounts resulted in the significant increase in money market account balances during the period ended June 30, 2007. The increase in money market account balances included amounts transferred from existing demand accounts.
Borrowings — Total borrowings increased $40.9 million, or 12.2%, to $374.9 million at June 30, 2007 from $334.0 million at December 31, 2006. During the current year, the Company entered into two repurchase agreements totaling $24.0 million. The agreements have a weighted average interest rate of 4.21% and mature in 2017. Both agreements are callable beginning in March of 2009 and quarterly thereafter.
Advance Payments by Borrowers for Taxes — Advance payments by borrowers for taxes and insurance increased $16.3 million to $16.5 million at June 30, 2007 from $190,000 at December 31, 2006. The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out, primarily in December.
Other Liabilities — Other liabilities decreased $16.8 million, or 46.0%, to $19.9 million at June 30, 2007 from $36.8 million at December 31, 2006. The decrease, which is seasonally normal, was primarily due to a decrease in outstanding checks related to advance payments by borrowers for taxes. The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out, primarily in December. The outstanding checks remain classified as an other liability until paid. The balance of these outstanding checks was $460,000 at June 30, 2007 and $18.1 million at December 31, 2006.
Shareholders’ Equity — Shareholders’ equity decreased $24.4 million, or 10.0%, to $216.8 million at June 30, 2007 from $241.3 million at December 31, 2006. The decrease was primarily attributable to the repurchase of 1,486,278 shares at a cost of $25.8 million. This decrease was partially offset by net income recognized during the six months ended June 30, 2007, which totaled $830,000.
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

	Three Months Ended June 30,
	2007				2006
	Average	Interest and			Average	Interest and
	Balance	Dividends		Yield/Cost	Balance	Dividends		Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,388,292	21,985	(1)	6.35%	$1,357,788	20,795	(1)	6.14%
Mortgage related securities(2)	97,816	1,278		5.24	85,613	1,018		4.77
Debt securities (2) , federal funds sold and short-term investments	96,684	1,072		4.45	57,838	605		4.20

Total interest-earning assets	1,582,792	24,335		6.17	1,501,239	22,418		5.99

Noninterest-earning assets	66,454				67,068

Total assets	$1,649,246				1,568,307

Interest-bearing liabilities:

Demand and money market accounts	$141,930	1,126		3.18	$105,872	604		2.29
Savings accounts	19,762	20		0.41	20,846	26		0.50
Certificates of deposit	856,041	9,984		4.68	947,275	9,717		4.11

Total interest-bearing deposits	1,017,733	11,130		4.39	1,073,993	10,347		3.86
Borrowings	370,197	4,089		4.43	225,051	2,373		4.23
Other interest bearing liabilities	18,827	126		2.68	10,803	108		4.01

Total interest-bearing liabilities	1,406,757	15,345		4.38	1,309,847	12,828		3.93

Noninterest-bearing liabilities	14,797				24,575

Total liabilities	1,421,554				1,334,422
Equity	227,692				233,885

Total liabilities and equity	$1,649,246				$1,568,307

Net interest income		8,990				9,590

Net interest rate spread (3)				1.79%				2.06%
Net interest-earning assets (4)	$176,035				$191,392

Net interest margin (5)				2.28%				2.56%

Average interest-earning assets to average interest-bearing liabilities				112.51%				114.61%

(1)	Includes net deferred loan fee amortization income of $667,000 and $194,000 for the three months ended June 30,2007 and 2006, respectively.

(2)	Average balance of mortgage related and debt securities is based on amortized historical cost.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	2007				2006
	Average	Interest and			Average	Interest and
	Balance	Dividends		Yield/Cost	Balance	Dividends		Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,385,317	43,308	(1)	6.30%	$1,341,583	41,001	(1)	6.16%
Mortgage related securities(2)	97,947	2,542		5.23	87,822	2,081		4.78
Debt securities (2), federal funds sold and short-term investments	91,444	2,060		4.54	57,265	1,193		4.20

Total interest-earning assets	1,574,708	47,910		6.14	1,486,670	44,275		6.01

Noninterest-earning assets	67,795				63,647

Total assets	$1,642,503				1,550,317

Interest-bearing liabilities:

Demand and money market accounts	$138,618	2,174		3.16	$100,036	1,041		2.10
Savings accounts	19,392	40		0.42	20,986	52		0.50
Certificates of deposit	863,862	19,938		4.65	939,721	18,585		3.99

Total interest-bearing deposits	1,021,872	22,152		4.37	1,060,743	19,678		3.74
Borrowings	355,841	7,780		4.41	225,000	4,733		4.24
Other interest bearing liabilities	14,743	223		3.05	9,180	214		4.70

Total interest-bearing liabilities	1,392,456	30,155		4.37	1,294,923	24,625		3.83

Noninterest-bearing liabilities	16,234				21,102

Total liabilities	1,408,690				1,316,025
Equity	233,813				234,292

Total liabilities and equity	$1,642,503				$1,550,317

Net interest income		17,755				19,650

Net interest rate spread (3)				1.77%				2.18%
Net interest-earning assets (4)	$182,252				$191,747

Net interest margin (5)				2.27%				2.67%

Average interest-earning assets to average interest-bearing liabilities				113.09%				114.81%

(1)	Includes net deferred loan fee amortization income of $1,185,000 and $391,000 for the six months ended June 30,2007 and 2006, respectively.

(2)	Average balance of mortgage related and debt securities is based on amortized historical cost.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2007 versus 2006			2007 versus 2006
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable(1) (2)	$473	718	1,191	$1,355	952	2,307
Securites interest and income from other earning assets(3)	611	115	726	1,062	266	1,328

Total interest-earning assets	1,084	833	1,917	2,417	1,218	3,635

Interest expense:
Demand and money market accounts	243	279	522	489	644	1,133
Savings accounts	(1)	(5)	(6)	(4)	(8)	(12)
Certificates of deposit	(632)	899	267	(1,266)	2,619	1,353

Total interest-bearing deposits	(390)	1,173	783	(781)	3,255	2,474
Borrowings	1,598	118	1,716	2,854	193	3,047
Other interest bearing liabilities	32	(14)	18	21	(12)	9

Total interest-bearing liabilities	1,240	1,277	2,517	2,094	3,436	5,530

Net change in net interest income	$(156)	(444)	(600)	$323	(2,218)	(1,895)

(1)	Includes net deferred loan fee amortization income of $667,000, $194,000, $1,185,000 and $391,000 for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, respectively.

(2)	Non-accrual loans have been included in average loans receivable balance.

(3)	Average balance of available for sale securities is based on amortized historical cost.

ASSET QUALITY
The following table summarizes non-performing loans and assets:
NON-PERFORMING LOANS AND ASSETS

	At June 30,	At December 31,
	2007	2006
	(Dollars in Thousands)
Non-accrual loans:
Mortgage loans
One- to four-family	23,342	12,376
Over four-family	14,960	8,384
Construction and land	7,790	7,664
Commercial	3,207	357

Total mortgage	49,299	28,781
Consumer	423	107

Total non-performing loans	49,722	28,888
Real estate owned	819	520

Total non-performing assets	$50,541	29,408

Total non-performing loans to total loans receivable	3.61%	2.10%
Total non-performing loans to total assets	3.02%	1.75%
Total non-performing assets to total assets	3.07%	1.79%
Total non-performing loans increased by $20.8 million, or 72.1%, to $49.7 million as of June 30, 2007, compared to $28.9 million as of December 31, 2006. The ratio of non-performing loans to total loans at June 30, 2007 was 3.61% compared to 2.10% at December 31, 2006. All categories of loans experienced an increase in non-performing loans. Of the $20.8 million increase in non-performing loans between December 31, 2006 and June 30, 2007, $12.7 million related to two borrowers, each with a number of loans collateralized by one- to four-family and over four-family rental properties. An additional $3.3 million related to a number of lending relationships with real estate investors whose collateral consist of one- and two-unit rental properties. Lastly, $2.7 million of the addition related to a number of borrowers who contracted to construct single-family homes on a speculative basis, using a common contractor.
Of the $49.7 million in non-performing loans as of June 30, 2007, the Company has determined that $13.6 million represent loans in which the estimated realizable value of the underlying collateral is not sufficient to allow for the recovery of the outstanding balance. As a result of this collateral shortfall, the Company recorded charge-offs totaling $3.4 million and specific reserves totaling $1.8 million. In general, the losses have been somewhat isolated to borrowers that fall into the small real estate investor class, those with multiple rental properties or those who have built single family homes on a speculative basis. Generally, loan performance and collateral shortfall issues have resulted from both property mismanagement and a soft real estate market. Based upon its review of the remaining $36.1 million in non-performing loans, the Company believes that the value of the underlying collateral securing these loans is adequate to recover the outstanding principal balance of the loan, should the respective borrower cease efforts to return the loan to a performing status.
A summary of the allowance for loan losses is shown below:

	At or for the Six	At or for the Six
	Months Ended	Months Ended
	June 30, 2007	June 30, 2006
	(Dollars in Thousands)
Balance at beginning of period	$7,195	5,250
Provision for loan losses	6,026	652
Charge-offs:
Mortgage
One- to four-family	585	137
Over four-family	215	—
Construction and land	2,852	—
Commercial	—	2
Consumer	3	5

Total charge-offs	3,655	144
Total recoveries	4	225

Net charge-offs	3,651	(81)

Allowance at end of period	$9,570	5,983

Ratios:
Allowance for loan losses to non-performing loans at end of period	19.25%	38.69%
Allowance for loan losses to loans receivable at end of period	0.70%	0.44%
Net charge-offs to average loans outstanding	0.53%	(0.01%)
Net charge-offs were $3.7 million, or 0.53% of average loans for the six months ended June 30, 2007 on an annualized basis, compared to a net recovery of $81,000 for the six months ended June 30, 2006. Of the $3.7 million in total charge-offs, approximately $2.8 million related to loans secured by construction and land. One lending relationship, consisting of three notes collateralized by two parcels of undeveloped land that was to have been developed into residential real estate, accounted for $2.3 million of the construction and land charge-offs. Management ordered new appraisals on the two parcels in the second quarter of 2007 after the borrower’s stated plans to refinance the loans or sell the land were delayed or abandoned. The updated appraised values reduced by estimated costs of disposal provided the basis for the charge-off.
The remaining $526,000 in construction and land charge-offs relate to loans made to a number of borrowers to finance single-family speculative home construction using a common contractor. The contractor was unable to deliver according to plan and the borrowers were unable to cover cost over runs. The charge-offs are based on either “as is” or “as completed” new appraisals.

The allowance for loan loss totaled $9.6 million or 0.70% of average loans as of June 30, 2007 compared to $7.2 million or 0.52% of average loans as of December 31, 2006. Of the $2.4 million, or 33.0% increase, $1.1 million related to the net increase in specific reserves on a number of loans. Specific reserves totaling $1.0 million were established during the quarter ended June 30, 2007 to cover the estimated loss on 18 loans made to a group of related borrowers and collateralized by residential rental properties. Management ordered new appraisals on each of the properties in the second quarter of 2007 after the borrowers’ stated workout plans were found to be inadequate. The updated appraised values reduced by estimated costs of disposal provided the basis for the charge-off.
The other $1.3 million increase in the June 30, 2007 allowance for loan losses is attributable to the general valuation allowance intended to cover probable future losses in the existing loan portfolio and was based on the significant increases in actual charge-off experience and in non-performing assets as previously described plus the significant increase in past due but still performing loans. Total loans past due in excess of 60 days increased $17.5 million, or 41.5%, to $59.6 million as of June 30, 2007, compared to $42.1 million as of December 31, 2006. As of June 30, 2007, 79% of loans past due were originated prior to 2006 and 61% were originated in 2004 and 2005.
The $6.0 million loan loss provision for the six months ended June 30, 2007 is the direct result of the net increase in the ending allowance during the period and the net charge-offs recorded during the period. The increase in the estimated allowance for loan losses for the period of $2.4 million plus the $3.6 million in net charge-offs results in the loan loss provision for the six months ended June 30, 2007.
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
Liquidity and Capital Resources
We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Our liquidity ratio averaged 3.1% and 1.2% for the six months ended June 30, 2007 and 2006 respectively. The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans. We also adjust liquidity as appropriate to meet asset and liability management objectives. The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the full Asset/Liability Committee. Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.
Regulatory liquidity, as required by the Wisconsin Department of Financial Institutions, is based on current liquid assets as a percentage of the prior month’s average deposits and short-term borrowings. Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings. Wauwatosa Savings’ primary and total regulatory liquidity at June 30, 2007 was 5.1% and 10.8%, respectively.
Our primary sources of liquidity are deposits, amortization and prepayment of loans, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competitors. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term, interest-earning assets, which provide liquidity to meet lending requirements. Additional sources of liquidity used for the purpose of managing long- and short-term cash flows include $50 million in federal funds lines of credit with four commercial banks and advances from the Federal Home Loan Bank of Chicago.
A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At June 30, 2007 and 2006, respectively, $28.4 million and $73.8 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, federal funds purchased and advances from the Federal Home Loan Bank of Chicago.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
During the six months ended June 30, 2007 and 2006, loan originations, net of collected principal, totaled $3.7 million and $62.3 million, respectively, reflecting net growth in our portfolio. Growth has declined in 2007 with the rise in short-term interest rates and the decline in residential real estate transactions.
Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Deposits decreased by $17.3 million for the six months ended June 30, 2007 primarily as the result of competitive pricing offered in the local market and reductions in the use of non-local, wholesale deposit funding.
Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds. At June 30, 2007, we had $350.9 million in advances from the Federal Home Loan Bank of Chicago, of which $51.2 million was due within 12 months, and an additional available borrowing limit of $149.3 million based on collateral requirements of the Federal Home Loan Bank of Chicago. As an additional source of funds, we also enter into repurchase agreements. During the quarter ended March 31, 2007, the Company entered into two repurchase agreements totaling $24.0 million. The agreements mature in 2017, however, both are callable beginning in 2009 and quarterly thereafter.
At June 30, 2007, we had outstanding commitments to originate loans of $23.9 million, unfunded commitments under construction loans of $39.7 million and unfunded commitments under lines of credit and standby letters of credit of $32.6 million. At June 30, 2007, certificates of deposit scheduled to mature in one year or less totaled $709.2 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, that as of June 30, 2007, the Company met all capital adequacy requirements to which it is subject.
As of June 30, 2007 the most recent notification from the Federal Deposit Insurance Corporation categorized Wauwatosa Savings as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” Wauwatosa Savings must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed Wauwatosa Savings’ category.
As a state-chartered savings bank, Wauwatosa Savings is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation. The Wauwatosa Savings capital ratios decreased significantly from March 31, 2007 to June 30, 2007 as the direct result of a $30 million dividend paid by the Wauwatosa Savings to the Company in June 2007.
The actual capital amounts and ratios for the Company and Wauwatosa Savings as of June 30, 2007 are presented in the table below:

	June 30, 2007
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Wauwatosa Holdings

Total capital (to risk-weighted assets)	$228,564	17.59%	103,952	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)	219,081	16.86%	51,976	4.00%	N/A	N/A
Tier I capital (to average assets)	219,081	13.29%	65,934	4.00%	N/A	N/A

Wauwatosa Savings
Total capital (to risk-weighted assets)	$177,040	13.87%	102,142	8.00%	127,678	10.00%
Tier I capital (to risk-weighted assets)	167,999	13.16%	51,071	4.00%	76,607	6.00%
Tier I capital (to average assets)	167,999	10.33%	65,066	4.00%	81,333	5.00%
State of Wisconsin (to total assets) (2)	167,999	10.34%	97,488	6.00%	N/A	N/A

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

(2)	State of Wisconsin regulatory capital requirements are not applicable at the bank holding company level.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
The following tables present information indicating various contractual obligations and commitments of Wauwatosa Savings as of June 30, 2007 and the respective maturity dates.
Contractual Obligations

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Deposits without a stated maturity	$160,690	160,690	—	—	—
Certificates of deposit	858,223	709,186	120,913	27,354	770
Federal Home Loan Bank advances (1)	350,903	51,953	53,950	25,000	220,000
Repurchase agreements (2)	24,000	—	—	—	24,000
Operating leases (3)	260	103	157	—	—
Capital lease	3,825	300	3,525	—	—
State income tax obligation(4)	3,726	1,242	2,484
Salary continuation agreements	3,121	576	1,152	543	850

	$1,404,748	924,050	182,181	52,897	245,620

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans. Excludes interest which will accrue on the advances. All Federal Home Loan Bank advances with maturities exceeding five years are callable on a quarterly basis with the initial call at various times from July 2007 through March 2009.

(2)	The repurchase agreements are callable on a quarterly basis with the initial call in March 2009.

(3)	Represents non-cancelable operating leases for offices.

(4)	Represents remaining amounts due to the Wisconsin Department of Revenue related to the operations of the Company’s Nevada subsidiary.
     The following table details the amounts and expected maturities of significant off-balance sheet commitments as of June 30, 2007.
Other Commitments

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$23,858	23,858	—	—	—
Unused portion of home equity lines of credit (2)	32,277	32,277	—	—	—
Unused portion of construction loans (3)	39,741	39,741	—	—	—
Standby letters of credit	350	349	—	1	—

Total Other Commitments	$96,226	96,225	—	1	—

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
Income Simulation. Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. At least quarterly we review the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation used projected repricing of assets and liabilities at June 30, 2007 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage-related assets that may in turn affect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the expected average lives of our assets tend to lengthen more than the expected average lives of our liabilities and, therefore, likely result in an increase in our liability sensitive position.

Percentage
Increase (Decrease) in Estimated Net
Annual Interest Income
Over 24 Months
300 basis point increase in rates	(13.46)%
200 basis point increase in rates	(7.01)
100 basis point increase in rates	(1.45)
100 basis point decrease in rates	6.98
200 basis point decrease in rates	17.06%
Wauwatosa Savings’ Asset/Liability policy limits projected changes in net average annual interest income to a maximum variance of (10%) to (50%) for various levels of interest rate changes measured over a 24-month period when compared to the flat rate scenario. In addition, projected changes in the capital ratio are limited to (.15%) to (1.00%) for various levels of changes in interest rates when compared to the flat rate scenario. These limits are re-evaluated on a periodic basis and may be modified, as appropriate. Because our balance sheet is liability sensitive, income is projected to decrease proportionately with increases in interest rates. At June 30, 2007, a 300 basis point immediate and instantaneous increase in interest rates had the effect of reducing forecasted net interest income by 13.46%, while a 100 basis point decrease in rates had the affect of increasing net interest income by 6.98%. At June 30, 2007, a 300 basis point immediate and instantaneous increase in interest rates had the effect of reducing the forecasted return on assets by 0.18%, while a 100 basis point decrease in rates had the effect of increasing the return on assets by 0.09%. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2007, we believe that any liability arising from the resolution of any pending legal proceedings will not be material to our financial condition or results of operations.
Item 1A. Risk Factors
See “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases of shares by the Company during the six months ended June 30, 2007.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of	yet be purchased
	of shares	price paid	publicly announced	under the
Period	purchased	per share	plans or programs	plans or programs

January 1 - January 31, 2007	—	$—		1,494,298
February 1 - February 28, 2007	112,863	17.77	112,863	1,381,435
March 1 - March 31, 2007	713,938	17.47	826,801	667,497
April 1 - April 30, 2007	108,968	17.67	935,769	558,529
May 1 - May 31, 2007	241,573	17.55	1,177,342	316,956
June 1 - June 30, 2007	308,936	16.62	1,486,278	8,020

	1,486,278	17.34

Item 4. Summission of Matters to a Vote of Security Holders
On May 16, 2007 at the Annual Meeting of Shareholders, shareholders took the following actions:
1.	Elected as directors all nominees designated in the proxy statement dated March 28, 2007 as follows:

	Number of Votes
	For	Against
Thomas E. Dalum	31,624,890	158,607
Barbara J. Coutley	31,609,198	174,299
2. Ratified the Audit Committee’s selection of KPMG LLP as independent registered public accounting firm for Wauwatosa Holdings, Inc. for 2007: 31,645,051 votes cast for, 79,275 votes cast against, and 59,171 votes abstained.
On June 12, 2007 at the Special Meeting of Shareholders, shareholders took the following actions:
Approved a Plan of Charter Conversion by which Wauwatosa Holdings, Inc will convert from a Wisconsin corporation to a federal corporation chartered by the Office of Thrift Supervision: 28,571,546 votes for, 74,257 votes against, and 40,780 votes abstained.
Item 6. Exhibits
     (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAUWATOSA HOLDINGS, INC.
(Registrant)

Date: August 9, 2007
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer

Date: August 9, 2007	/s/ Richard C. Larson
Richard C. Larson
Chief Financial Officer

EXHIBIT INDEX
WAUWATOSA HOLDINGS, INC.
Form 10-Q for Quarter Ended June 30, 2007

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