Form 10-Q
period 2007-09-30
Wauwatosa Holdings, Inc.
filed 2007-11-09
CIK 1329517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 000-51507
WAUWATOSA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Federal (State or other jurisdiction of incorporation or organization)	20-3598485 (IRS Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes☐      No☑
The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 31,418,902 at October 31, 2007.

WAUWATOSA HOLDINGS, INC.
10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30,	December 31,
	2007	2006
	(In Thousands, except share data)
Assets
Cash	$5,563	26,745
Federal funds sold	16,271	21,800
Interest-earning deposits in other financial institutions and other short term investments	812	25,262

Cash and cash equivalents	22,646	73,807
Securities available-for-sale (at fair value)	171,324	117,330
Securities held-to-maturity (at amortized cost)	7,646	—
Loans held for sale	10,462	5,387
Loans receivable	1,381,087	1,372,907
Less: Allowance for loan losses	11,482	7,195

Loans receivable, net	1,369,605	1,365,712

Office properties and equipment, net	32,424	32,625
Federal Home Loan Bank stock, at cost	17,550	17,213
Cash surrender value of life insurance	25,445	24,152
Prepaid expenses and other assets	22,542	12,244

Total assets	$1,679,644	1,648,470

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$50,107	58,407
Money market and savings deposits	116,156	94,472
Time deposits	857,444	883,339

Total deposits	1,023,707	1,036,218

Short term borrowings	47,422	41,224
Long term borrowings	362,950	292,779
Advance payments by borrowers for taxes	24,394	190
Other liabilities	18,880	36,787

Total liabilities	1,477,353	1,407,198

Shareholders’ equity:
Preferred stock (par value $.01 per share) Authorized 20,000,000 shares, no shares issued	—	—
Common stock (par value $.01 per share) Authorized - 200,000,000 shares in 2007 and 2006 Issued - 33,975,250 shares in 2007 and 33,723,750 in 2006 Outstanding - 31,418,902 in 2007 and 33,723,750 in 2006	340	337
Additional paid-in capital	105,804	104,182
Accumulated other comprehensive loss (net of taxes)	(847)	(1,225)
Retained earnings, substantially restricted	146,060	144,809
Unearned ESOP shares	(6,191)	(6,831)
Treasury shares (2,556,348 shares), at cost	(42,875)	—

Total shareholders’ equity	202,291	241,272

Total liabilities and shareholders’ equity	$1,679,644	1,648,470

See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
		(In thousands, except per share data)
Interest income:
Loans	$65,077	62,314	21,769	21,313
Mortgage-related securities	4,075	3,056	1,533	975
Debt securities, federal funds sold and short-term investments	3,178	2,172	1,118	978

Total interest income	72,330	67,542	24,420	23,266

Interest expense:
Deposits	33,641	30,758	11,475	11,067
Borrowings	12,427	7,958	4,438	3,023

Total interest expense	46,068	38,716	15,913	14,090

Net interest income	26,262	28,826	8,507	9,176
Provision for loan losses	8,852	1,844	2,826	1,191

Net interest income after provision for loan losses	17,410	26,982	5,681	7,985

Noninterest income:
Service charges on loans and deposits	1,479	1,500	426	563
Increase in cash surrender value of life insurance	988	875	540	488
Loss on sale/impariment of securities	—	(784)	—	(784)
Mortgage banking income	2,138	1,752	745	657
Other	626	569	179	305

Total noninterest income	5,231	3,912	1,890	1,229

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	11,778	12,491	3,859	4,389
Occupancy, office furniture and equipment	3,779	3,136	1,285	1,142
Advertising	870	946	315	375
Data processing	1,148	1,501	494	708
Communications	554	468	171	147
Professional fees	911	793	273	327
Other	1,987	2,416	808	683

Total noninterest expenses	21,027	21,751	7,205	7,771

Income before income taxes	1,614	9,143	366	1,443
Income taxes (benefit)	363	3,374	(55)	537

Net income	$1,251	5,769	421	906

Earnings per share:
Basic	$0.04	0.17	0.01	0.03
Diluted	$0.04	0.17	0.01	0.03
Weighted average shares outstanding:
Basic	31,912,040	33,066,970	30,797,083	33,085,851
Diluted	31,920,231	33,066,970	30,804,538	33,085,851
See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Paid-In	Comprehensive	Retained	ESOP	Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Stock	Equity
				(In Thousands)
Balances at December 31, 2005	33,724	$337	103,859	(1,571)	136,756	(7,685)	—	231,696
Comprehensive income:
Net income	—	—	—	—	5,769	—	—	5,769
Other comprehensive income (loss):
Net unrealized holding gains on available for sale securities arising during the period, net of taxes of $569	—	—	—	1,061	—	—	—	1,061
Reclassification adjustment for net losses available for sale securities realized in net income, net of taxes of $275	—	—	—	(509)	—	—	—	(509)

Total comprehensive income								6,321
ESOP shares committed to be released to Plan participants	—	—	198	—	—	640	—	838

Balances at September 30, 2006	33,724	$337	104,057	(1,019)	142,525	(7,045)	—	238,855

Balances at December 31, 2006	33,724	$337	104,182	(1,225)	144,809	(6,831)	—	241,272

Comprehensive income:
Net income	—	—	—	—	1,251	—	—	1,251
Other comprehensive income (loss):
Net unrealized holding gains on available for sale securities arising during the period, net of taxes of $203	—	—	—	378	—	—	—	378

Total comprehensive income								1,629
ESOP shares committed to be released to Plan participants	—	—	326	—	—	640	—	966
Stock based compensation	251	3	1,296	—	—	—	—	1,299
Purchase of treasury stock	(2,556)	—	—	—	—	—	(42,875)	(42,875)

Balances at September 30, 2007	31,419	$340	105,804	(847)	146,060	(6,191)	(42,875)	202,291

See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2007	2006
	(In Thousands)
Operating activities:
Net income	$1,251	5,769
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,852	1,844
Provision for depreciation	1,960	1,739
Deferred income taxes	(1,957)	(1,116)
Stock based compensation expense	1,299	—
Net amortization of premium on debt and mortgage-related securities	(125)	33
Fair value of ESOP shares committed to be released	966	838
Gain on sale of loans held for sale	(1,069)	(653)
Loans originated for sale	(160,916)	(48,798)
Proceeds on sales of loans originated for sale	156,910	46,312
Increase in accrued interest receivable	(875)	(323)
Increase in cash surrender value of life insurance	(988)	(875)
Increase in accrued interest on deposits	139	966
Increase in other liabilities	513	625
Loss on sale/impairment of securities	—	784
(Gain) loss on sale of real estate owned and other assets	(13)	85
Other	(132)	(620)

Net cash provided by operating activities	5,815	6,610

Investing activities:
Net increase in loans receivable	(21,118)	(49,619)
Purchases of:
Debt securities	(28,958)	—
Mortgage-related securities	(44,212)	(9,266)
Structured notes, held-to-maturity	(7,646)	—
Premises and equipment, net	(1,781)	(9,504)
Waterstone Mortgage Corporation	—	(1,081)
Life insurance	(306)	(306)
FHLB stock	(337)	(4,085)
Proceeds from:
Principal repayments on mortgage-related securities	13,796	11,841
Sales of mortgage related securities	—	5,360
Maturities of debt securities	5,510	—
Sales of real estate owned and other assets	1,425	2,647
Redmption of FHLB stock	—	1,040

Net cash used in investing activities	(83,627)	(52,973)

See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2007	2006
	(In Thousands)
Financing activities:
Net increase (decrease) in deposits	(13,190)	15,806
Net change in short-term borrowings	(16,531)	(97,209)
Proceeds from long-term borrowings	92,900	245,000
Net increase in advance payments by borrowers for taxes	6,347	8,447
Purchase of treasury stock	(42,875)	—

Net cash provided by financing activities	26,651	172,044

Increase (decrease) in cash and cash equivalents	(51,161)	125,681
Cash and cash equivalents at beginning of period	73,807	16,498

Cash and cash equivalents at end of period	22,646	142,179

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	3,187	2,940
Interest payments	45,930	37,750
Noncash investing activities:
Loans receivable transferred to foreclosed properties	8,347	1,454
Noncash financing activities:
Long-term FHLB advances reclassified to short-term	22,729	41,531
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
The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2006 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
Note 2 — Reclassifications
Certain items in the prior period consolidated financial statements have been reclassified to conform with the September 30, 2007 presentation.

Note 3 — Securities
Securities Available for Sale
The amortized cost and fair values of the Company’s investment in securities available for sale follow:

		September 30, 2007
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$20,793	61	(293)	20,561
Collateralized mortgage obligations	110,342	451	(1,231)	109,562

Mortgage-related securities	131,135	512	(1,524)	130,123

Government sponsored entity bonds	13,992	72	(36)	14,028
Municipal securities	27,250	134	(461)	26,923

Debt securities	41,242	206	(497)	40,951

Other securities	250	—	—	250

	$172,627	718	(2,021)	171,324

		December 31, 2006
		(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$18,274	3	(275)	18,002
Collateralized mortgage obligations	82,419	1	(1,549)	80,871

Mortgage-related securities	100,693	4	(1,824)	98,873

Government sponsored entity bonds	13,450	—	(193)	13,257
Municipal securities	4,278	151	(8)	4,421

Debt securities	17,728	151	(201)	17,678

Other securities	794	—	(15)	779

	$119,215	155	(2,040)	117,330

At September 30, 2007, $14.0 million of the Company’s government sponsored entity bonds and $61.9 million of the Company’s mortgage backed securities were pledged as collateral to secure repurchase agreement obligations of the Company.

The amortized cost and fair values of investment securities by contractual maturity at September 30, 2007, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Due within one year	$998	994
Due after one year through five years	12,994	13,034
Due after five years through ten years	1,654	1,651
Due after ten years	25,596	25,272
Mortgage-related securities	131,135	130,123
Other securities	250	250

	$172,627	171,324

Gross unrealized losses on securities available-for-sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

			September 30, 2007
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
			(In Thousands)
Mortgage backed securites	$2,541	(8)	13,237	(285)	15,778	(293)
Collateralized mortgage obligations	8,676	(41)	49,584	(1,190)	58,260	(1,231)
Government sponsored entity bonds	—	—	7,931	(36)	7,931	(36)
Municipal securities	22,375	(459)	473	(2)	22,848	(461)

	$33,592	(508)	71,225	(1,513)	104,817	(2,021)

There are three, seventeen, five and one individual securities at September 30, 2007 that comprise the mortgage backed securities, collateralized mortgage obligations, government sponsored entity bonds and municipal securities, respectively, which have been in an unrealized loss position for twelve months or longer. Because the decline in fair value of all aforementioned securities is attributable to changes in interest rates and not credit deterioration, and because the Company has the ability and intent to hold these securities until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.
Securities Held-to-Maturity
As of September 30, 2007, the Company held three securities that have been designated as held-to-maturity. The securities have a total amortized cost of $7.6 million and an estimated fair value $7.1 million. Each security is callable quarterly, one beginning in the first quarter of 2008 with a final maturity in 2019. The remaining two securities are callable beginning in the first quarter of 2009 with a final maturity in 2022.

Note 4 — Loans Receivable
Loans receivable are summarized as follows:

	September 30,	December 31,
	2007	2006
	(In Thousands)
Mortgage loans:
One- to four-family	$664,912	666,167
Over four-family residential	483,708	480,722
Commercial real estate	50,271	48,836
Construction and land	166,539	168,523

Total mortgage loans	1,365,430	1,364,248
Consumer loans	70,782	77,878
Commercial business loans	17,286	2,657

Gross loans receivable	1,453,498	1,444,783
Less:
Undisbursed loan proceeds	68,677	67,390
Unearned loan fees	3,734	4,486

Total loans receivable, net	$1,381,087	1,372,907

Real estate collateralizing the Company’s first mortgage loans is primarily located in the Company’s general lending area of metropolitan Milwaukee.
Non-performing loans totaled $68.9 million at September 30, 2007 and $28.9 million at December 31, 2006.
Commercial, commercial real estate and multi-family loans with nonaccrual status or having restructured terms are considered to be impaired loans. The following table presents data on impaired loans at September 30, 2007 and December 31, 2006.

	September 30,	December 31,
	2007	2006
	(In Thousands)
Impaired loans for which an allowance has been provided	$33,075	11,430
Impaired loans for which no allowance has been provided	30,529	18,499

Total loans determined to be impaired	$63,604	29,929

Allowance for loan losses related to impaired loans	$4,959	1,616

     A summary of the activity in the allowance for loan loss is as follows:

	For the Nine Months Ended
	September 30,
	2007	2006
	(In Thousands)
Balance at beginning of period	$7,195	5,250
Provision for loan losses	8,852	1,844
Charge-offs	(4,598)	(258)
Recoveries	33	257

Balance at end of period	$11,482	7,093

Allowance for loan losses to loans receivable	0.83%	0.52%
Net charge-offs to average loans outstanding (annualized)	0.44%	0.00%
Allowance for loan losses to non-performing loans	16.65%	33.01%
Non-performing loans to loans receivable	4.99%	1.59%
Note 5 — Deposits
A summary of the contractual maturities of certificate accounts at September 30, 2007 is as follows:

(In Thousands)
Within one year	$659,768
One to two years	124,559
Two to three years	48,031
Three to four years	8,184
Four through five years	16,454
After five years	448

$857,444

Note 6 — Borrowings
Borrowings consist of the following:

	September 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(In Thousands)		(In Thousands)
Federal Home Loan Bank (FHLB) advances maturing:
2007	$24,693	4.35%	41,224	3.94%
2008	47,779	4.24%	47,779	4.24%
2010	48,900	4.80%	25,000	4.24%
2016	220,000	4.34%	220,000	4.34%

Repurchase agreements maturing:
2017	69,000	4.20%	—

	$410,372	4.36%	334,003	4.31%

The $220 million in advances due in 2016 consist of eight callable advances. The call features are as follows: $70 million at a weighted average rate of 4.44% callable quarterly until maturity, two $25 million advances at a weighted average rate of 4.64% callable beginning in July 2008, and August 2008 and quarterly thereafter, and two $50 million advances at a weighted average rate of 4.13% callable beginning in January 2009 and March 2009 and quarterly thereafter.
The $69 million in repurchase agreements include quarterly call options beginning in 2009. The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $75.9 million at September 30, 2007.
The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s FHLB borrowings are limited to 60% of the carrying value of unencumbered one- to four-family mortgage loans. In addition, these advances are collateralized by FHLB stock of $17.6 million at September 30, 2007 and $17.2 million at December 31, 2006.
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
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the SEC simplified approach to calculating expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility for a group of selected peers. The following assumptions were used in estimating the fair value of options granted in the nine month period ended September 30, 2007.

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
A summary of the Company’s stock option activity for the nine months ended September 30, 2007, is presented below.

			Weighted Average	Aggregate
		Weighted Average	Years Remaining in	Instrinsic Value
Stock Options	Shares	Exercise Price	Contractual Term	(000’s)
| | | |
Outstanding December 31, 2006	—			—
Granted	782,500	$17.67	9.25	—
Excercised	—			—
Forfeited	(15,000)	17.67	9.25	—

Outstanding September 30, 2007	767,500	17.67	9.25	—

Options exercisable at September 30, 2007	—	17.67		—

The following table summarizes information about the Company’s nonvested stock option activity for the nine months ended September 30, 2007:

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2006	—	—
Granted	782,500	$6.27
Vested	—	—
Forfeited	(15,000)	6.27

Nonvested at September 30, 2007	767,500	6.27

The Company amortizes the expense related to stock options as compensation expense over the vesting period. During the nine months ended September 30, 2007, 782,500 options were granted, of which 15,000 have been forfeited. Expense for the stock options granted of approximately $632,000 and $211,000 was recognized during the nine and three month periods ended September 30, 2007. At September 30, 2007, the Company had $4.0 million in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over the next 51 months.
The following table summarizes information about the Company’s restricted stock shares activity for the nine months ended September 30, 2007:

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Nonvested at December 31, 2006	—
Granted	251,500	$17.67
Vested	—
Forfeited	—

Nonvested at June 30, 2007	251,500	17.67

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. During the nine months ended September 30, 2007, 251,500 shares of restricted stock were awarded, of which no shares have been forfeited. Expense for the restricted stock awards of approximately $667,000 and $222,000 was recorded for the nine and three month periods ended September 30, 2007. At September 30, 2007, the Company had $3.8 million of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a period of 51 months.

Note 8 – Income Taxes
The income tax provisions differ from that computed at the Federal statutory corporate tax rate for the nine and three month periods ended September 30, 2007 and 2006 as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Income before income taxes	$1,614	9,143	366	1,443

Tax at federal statutory rate	565	3,200	128	505
Add effect of:
State income taxes, net of Federal income tax benefit	46	398	29	79
Cash surrender value of life insurance	(346)	(306)	(189)	(171)
Non-deductible ESOP and stock options expense	180	69	54	39
Tax-exempt interest income	(179)	(52)	(102)	(17)
Other	97	65	25	102

Income tax provision	363	3,374	(55)	537

Effective tax rate	22.5%	36.9%	(14.9% )	36.9%
Note 9 – Financial Instruments with Off-Balance Sheet Risk
Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk are as follows:

	September 30,	December 31,
	2007	2006
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit	$17,073	28,067
Unused portion of home equity lines of credit	31,861	34,676
Unused portion of construction loans	36,816	32,714
Standby letters of credit	940	639
In connection with its mortgage banking activities, the Company enters into forward loan sale commitments. Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. As of September 30, 2007 and December 31, 2006, the Company had $10.5 million and $5.4 million, respectively in forward loan sale commitments. A forward sale commitment is a derivative instrument under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” (as amended), which must be recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in its value recorded in income from mortgage banking operations. In determining the fair value of its derivative loan commitments for economic purposes, the Company considers the value that would be generated when the loan arising from exercise of the loan commitment is sold in the secondary mortgage market. That value includes the price that the loan is expected to be sold for in the secondary mortgage market.

Note 10 – Earnings per share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares. At September 30, 2007, nonvested restricted stock is considered outstanding for dilutive earnings per share only. Nonvested stock options at September 30, 2007 are antidilutive and are excluded from the earnings per share calculation.
Presented below are the calculations for basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In Thousands, except per share data)
Net income	$421	$906	$1,251	$5,769

Weighted average shares outstanding	30,797	33,086	31,912	33,067
Effect of dilutive potential common shares	8	—	8	—

Diluted weighted average shares outstanding	30,805	33,086	31,920	33,067

Basic earnings per share	$0.01	$0.03	$0.04	$0.17

Diluted earnings per share	$0.01	$0.03	$0.04	$0.17

Note 11 – Charter Conversion
On September 28, 2007, the Company completed its charter conversion to change the Company’s charter from a Wisconsin corporation to that of a federal corporation regulated exclusively by the Office of Thrift Supervision (the “OTS”). Similarly, the Company’s mutual holding company parent, Lamplighter Financial, MHC (the “MHC”) also completed its charter conversion to change the MHC’s charter from a Wisconsin chartered mutual holding company to a federally chartered mutual holding company exclusively regulated by the OTS. The charter conversions were approved by the OTS and the Company’s charter conversion was approved by its shareholders at a special meeting held on June 12, 2007. Wauwatosa Savings continues to be a Wisconsin chartered savings bank.
Pursuant to the plan of charter conversion, the outstanding shares of common stock, par value $.01 per share of the Company as a Wisconsin corporation, became by operation of law, on a one-for-one basis, common stock, par value $.01 per share of the Company as a federal corporation.
Note 12 – Recent Accounting Developments
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
Overview
Generally, our results of operations depend on our net interest income. Net interest income is the difference between the interest income we earn on loans receivable, investment securities and cash and cash equivalents and the interest we pay on deposits and other borrowings. The Company’s banking subsidiary, Wauwatosa Savings Bank (“Wauwatosa Savings”), is primarily a mortgage lender with such loans comprising 93.9% of total loans receivable on September 30, 2007. Further, 79.0% of loans receivable are residential mortgage loans with over four-family loans comprising 33.4% of all loans on September 30, 2007. Wauwatosa Savings funds loan production primarily with retail deposits and Federal Home Loan Bank advances. On September 30, 2007, deposits comprised 69.3% of total liabilities. Time deposits, also known as certificates of deposit, accounted for 83.8% of total deposits at September 30, 2007. Federal Home Loan Bank advances outstanding on September 30, 2007 totaled $341.4 million, or 23.1% of total liabilities.
Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of service charges and mortgage banking fee income. Noninterest expense consists primarily of compensation and employee benefits and occupancy expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities. During the nine months ended September 30, 2007, our results of operation were adversely affected by a significant increase in loan charge-offs and subsequent need to make additional provisions for loan losses. As discussed below, during the three and nine months ended September 30, 2007, the Company significantly increased its provision for loan losses to $2.8 million and $8.9 million, respectively, from $1.2 million and $1.8 million for the three and nine months ended September 30, 2006. Additional information regarding loan quality and its impact on our financial condition and results of operations can be found in the Asset Quality discussion beginning on page 36.

The following discussion and analysis is presented to assist the reader in the understanding and evaluation of the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the results of operations for the three and nine month periods ended September 30, 2007 and 2006 and the financial condition as of September 30, 2007 compared to the financial condition as of December 31, 2006.
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
Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006
General — Net income for the nine months ended September 30, 2007 totaled $1.3 million, or $0.04 for both basic and diluted earnings per share compared to net income of $5.8 million, or $0.17 for both basic and diluted earnings per share for the nine months ended September 30, 2006. Year-to-date 2007 results generated an annualized return on average assets of 0.10% and an annualized return on average equity of 0.75%, compared to 0.49% and 3.27%, respectively, for the comparable period in 2006. The decrease in net income was a result of a $7.0 million increase in the provision for loan losses and a $2.6 million decrease in net interest income, partially offset by a $1.3 million increase in non-interest income and a $724,000 decrease in other noninterest expense. The increase in the provision for loan losses was the direct result of an increase in loan charge-offs and an increase in specific loan losses attributable to classified loans. Loan charge-off activity and specific loan reserves will be discussed in additional detail in the Asset Quality section beginning on page 36. The net interest margin for the first nine months of 2007 was 2.22% compared to 2.56% for the first nine months of 2006.
Total Interest Income — Total interest income increased $4.8 million, or 7.1%, to $72.3 million during the nine months ended September 30, 2007 compared to $67.5 million for the nine months ended September 30, 2006. Interest income on loans increased $2.8 million, or 4.4%, to $65.1 million for the nine months ended September 30, 2007 compared to $62.3 million for the comparable period in 2006. The increase resulted primarily from an increase of $36.7 million, or 2.7%, in the average loan balance to $1.4 billion during the nine-month period ended September 30, 2007 from $1.3 billion during the comparable period in 2006. The increase in average loans was compounded by a 10 basis point increase in the average yield on loans to 6.28% for the nine-month period ended September 30, 2007 from 6.18% for the comparable period in 2006. In addition, interest income from mortgage-related securities increased $1.0 million, or 33.3%, to $4.1 million for the nine months ended September 30, 2007 compared to $3.1 million for the comparable period in 2006. This was primarily due to the increase of $19.0 million, or 22.2%, in the average balance to $104.6 million during the nine-month period ended September 30, 2007 from $85.6 million during the comparable period in 2006. The increase in average mortgage-related securities was compounded by a 44 basis point increase in the average yield on mortgage-related securities to 5.21% for the nine-month period ended September 30, 2007 from 4.77% for the comparable period in 2006. Finally, interest income from debt securities, federal funds sold and short-term investments increased $1.0 million, or 46.3%, to $3.2 million for the nine months ended September 30, 2007 compared to $2.2 million for the comparable period in 2006. This was primarily due to the increase of $20.6 million, or 28.7%, in the average balance to $92.2 million during the nine-month period ended September 30, 2007 from $71.6 million during the comparable period in 2006. The increase in average other earning assets was compounded by a 56 basis point increase in the average yield on other earning assets to 4.61% for the nine-month period ended September 30, 2007 from 4.05% for the comparable period in 2006.
Total Interest Expense - Total interest expense increased by $7.4 million, or 19.0%, to $46.1 million during the nine months ended September 30, 2007 from $38.7 million during the nine months ended September 30, 2006. This increase was the result of an increase in both the rate paid on deposits and borrowings and an increase in average borrowings outstanding.
Interest expense on deposits increased $2.9 million, or 9.4%, to $33.6 million during the nine months ended September 30, 2007 from $30.8 million during the comparable period in 2006. The increase resulted primarily from an increase in the average cost of deposits to 4.39% for the nine-month period ended September 30, 2007 compared to 3.87% for the comparable period in 2006. The increase in the cost of deposits was partially offset by a decrease of $36.8 million, or 3.5%, in the average balance of deposits to $1.0 billion at September 30, 2007 from $1.1 billion during the comparable period in 2006.
Interest expense on borrowings increased $4.4 million, or 56.2%, to $12.4 million during the nine months ended September 30, 2007 from $8.0 million during the comparable period in 2006. The increase resulted primarily from an increase in average borrowings outstanding of $125.1 million, or 51.7%, to $366.9 million during the nine-month period ended September 30, 2007 from $241.9 million during the comparable period in 2006. The increase in average borrowings was compounded by a 13 basis point increase in the average cost of borrowings to 4.41% during the nine-month period ended September 30, 2007 from 4.28% during the comparable period in 2006.
Net Interest Income — Net interest income decreased by $2.6 million or 9.0%, during the nine months ended September 30, 2007 as compared to the same period in 2006. The decrease resulted primarily from a 31 basis point decrease in our net interest rate spread to 1.75% for the nine-month period ended September 30, 2007 from 2.06% for the comparable period in 2006. The 31 basis point decrease in the net interest rate spread resulted from a 43 basis point increase in the cost of interest bearing liabilities, which was partially offset by a 12 basis point increase in the yield on interest earning assets. The Company has experienced net interest margin compression as the yield curve remains relatively flat. The decrease in net interest income resulting from a decrease in our net interest rate spread was compounded by a decrease in net average earning assets of $20.4 million, or 10.6%, to $171.9 million for the nine-month period ended September 30, 2007 from $192.3 million for the comparable period in 2006. The decrease in average net assets was primarily attributable to the repurchase of outstanding Company common stock.

Provision for Loan Losses — Provision for loan losses increased $7.0 million, to $8.8 million during the nine months ended September 30, 2007, from $1.8 million during the comparable period during 2006. The increased provision for the nine months ended September 30, 2007 was the result of $4.6 million in loan charge-offs, specific loss provisions and a continued increase in non-performing assets. See the Asset Quality section beginning on page 36 for an analysis of charge-offs, non-performing assets, specific reserves and additional provisions.
Noninterest Income — Total noninterest income increased $1.3 million, or 33.7%, to $5.2 million during the nine months ended September 30, 2007 from $3.9 million during the comparable period in 2006. The increase resulted primarily from a decrease in the loss on sale of securities and an increase in mortgage banking income generated by Waterstone Mortgage Corporation, the Bank’s mortgage banking subsidiary. In September 2006, $26.7 million of investment securities with unrealized losses approximating $784,000 were designated for sale. The related realized and unrealized losses were recognized as reductions to income in that quarter. There was no comparable activity during the nine months ended September 30, 2007. Mortgage banking income increased $386,000, or 22.0% to $2.1 million during the nine months ended September 30, 2007 from $1.8 million during the comparable period in 2006. The nine-month period ended September 30, 2007 includes a full nine months of mortgage banking income, while the comparable period of 2006 only includes mortgage banking income from the February 9, 2006 acquisition of Waterstone through September 30, 2006.
Noninterest Expense — Total noninterest expense decreased $724,000, or 3.3%, to $21.0 million during the nine months ended September 30, 2007 from $21.8 million during the comparable period in 2006. The decrease was primarily the result of decreases in compensation, payroll taxes and other employee benefits, data processing expense and other noninterest expense, partially offset by increases in occupancy, office furniture and equipment expenses and professional fees.
Compensation, payroll taxes and other employee benefit expense decreased $713,000, or 5.7%, to $11.8 million during the nine months ended September 30, 2007 from $12.5 million during the comparable period in 2006. Expense related to the Company’s stock option and restricted stock plans totaled $1.3 million during the nine months ended September 30, 2007. There was no comparable expense in the prior year. Compensation expense related to the ESOP totaled $966,000 during the nine months ended September 30, 2007 compared to $838,000 during the comparable period of 2006. The increase in ESOP expense resulted from an increase in the average market price of the Company’s common stock during the nine months ended September 30, 2007 compared to the same period in 2006. These increases were offset by a decrease in salary expense. Salary expense decreased by $2.1 million, or 20.9% to $8.0 million during the nine months ended September 30, 2007 compared to $10.0 million during the comparable period in 2006. Salary expense decreased as a result of a 19% reduction in full-time equivalent staff combined with a shift from cash bonus compensation to equity incentives.
Occupancy, office furniture and equipment increased by $643,000, or 20.5%, to $3.8 million during the nine months ended September 30, 2007 from $3.1 million during the comparable period in 2006. The increase relates primarily to the operation of three new branch offices located in Franklin, Germantown and West Allis, Wisconsin that opened in August 2006, November 2006 and March 2007, respectively.
Data processing expense decreased $353,000, or 23.5%, for the nine months ended September 30, 2007 to $1.1 million from $1.5 million during the comparable period in 2006. Contract termination costs of $333,000 were recognized during the nine months ended September 30, 2006 as a result of the conversion of Wauwatosa Savings’ core processor to Metavante as of February 19, 2007.
Professional fees increased by $118,000, or 14.9% for the nine months ended September 30, 2007 to $911,000 from $793,000 for the nine months ended September 30, 2006. The increase is comprised of legal fees related to the Company’s change from a state charter to a federal charter, legal fees related to the termination of a defined benefit pension plan and additional audit expenses related to non-recurring auditing and reporting issues.
Other noninterest expense decreased $429,000, or 17.8%, to $2.0 million for the nine months ended September 30, 2007 from $2.4 million during the comparable period in 2006. The decrease is the result of the reduction in amortization of Waterstone Mortgage Corporation intangibles and decreases in brokered deposit fees, employee related business expenses and insurance expense.
Income Taxes — The effective tax rate for the nine months ended September 30, 2007 was 22.5% as compared to 36.9% for the comparable period during 2006. Of the total 14.4% decrease in effective tax rate, 1.5% was the result of a decline in state tax expense and 12.9% was the result of an increase in net non-taxable income as a percentage of total pre-tax income. Net non-taxable income increased by $67,000, or 10.4%, even as total pre-tax income declined by $7.5 million, or 82.3%. Net non-taxable income is comprised of the increase in cash surrender value of life insurance and municipal bond income partially offset by non-deductible ESOP and stock option expenses.
Net Income - As a result of the foregoing factors, net income for the nine months ended September 30, 2007 decreased $4.5 million, or 78.3%, to $1.3 million, from $5.8 million during the comparable period in 2006.
Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006
General — Net income for the three months ended September 30, 2007 totaled $421,000, or $0.01 for both basic and diluted earnings per share compared to net income of $906,000, or $0.03 for both basic and diluted earnings per share for the three months ended September 30, 2006. The quarter ended September 30, 2007 generated an annualized return on average assets of 0.10% and an annualized return on average equity of 0.82%, compared to returns of 0.22% and 1.52%, respectively, for the comparable period in 2006. The decrease in net income was due to an $1.6 million increase in provisions for loan loss and a $669,000 decrease in net interest income, partially offset by an $661,000 increase in noninterest income, a $566,000 decrease in noninterest expense and a $592,000 decrease in income taxes. The increase in the provision for loan losses was the direct result of an increase in loan charge-offs and an increase in specific loan losses attributable to classified loans. Loan charge-off activity and specific loan reserves are discussed in additional detail in the Asset Quality section beginning on page 36. The net interest margin for the three months ended September 30, 2007 was 2.12% compared to 2.36% for the three months ended September 30, 2006.
Total Interest Income — Total interest income increased $1.2 million, or 5.0%, to $24.4 million during the three months ended September 30, 2007 compared to $23.3 million for the three months ended September 30, 2006. Interest income on loans increased $456,000, or 2.1%, to $21.8 million for the three months ended September 30, 2007 compared to $21.3 million for the comparable period of 2006. The increase resulted primarily from an increase of $22.6 million, or 1.7%, in the average loan balance to $1.38 billion during the three-month period ended September 30, 2007 from $1.36 billion during the comparable period in 2006. The increase in average balance was compounded by a 3 basis point increase in the average yield on loans to 6.24% for the three-month period ended September 30, 2007 from 6.21% for the comparable period in 2006. In addition, interest income from mortgage-related securities increased $558,000, or 57.2%, to $1.5 million for the quarter ended September 30, 2007 compared to $975,000 for the comparable quarter in 2006. This was primarily due to the increase of $36.5 million, or 45.0%, in the average balance to $117.5 million for the three months ended September 30, 2007 from $81.0 million during the comparable period in 2006. The increase in average mortgage-related securities was compounded by a 41 basis point increase in the average yield on mortgage-related securities to 5.18% for the quarter ended September 30, 2007 from 4.77% for the comparable period in 2006. Finally, interest income from debt securities, federal funds sold and short-term investments increased $140,000, or 14.3%, to $1.1 million for the three months ended September 30, 2007 compared to $978,000 for the comparable period in 2006. This was due to an 86 basis point increase in the average yield on other earning assets to 4.73% for the three-month period ended September 30, 2007 from 3.87% for the comparable period in 2006. The increase in average yield was partially offset by a decrease of $6.5 million, or 6.5%, in the average balance of other earning assets to $93.8 million during the three-month period ended September 30, 2007 from $100.3 million during the comparable period in 2006.
Total Interest Expense - Total interest expense increased by $1.8 million, or 12.9%, to $15.9 million during the three months ended September 30, 2007 from $14.1 million during the three months ended September 30, 2006. This increase was the result of an increase in both the rate paid on deposits and borrowings and an increase in average borrowings outstanding.
Interest expense on deposits increased $408,000, or 3.7%, to $11.5 million during the three months ended September 30, 2007 from $11.1 million during the comparable period in 2006 primarily as a result of an increase in the cost of deposits. The cost of total average deposits increased by 29 basis points to 4.43% for the three-month period ended September 30, 2007 compared to 4.14% for the comparable period during 2006. The increase in average yield was partially offset by a decrease of $33.3 million, or 3.1%, in the average balance of other earning assets to $1.0 billion during the three-month period ended September 30, 2007 from $1.1 billion during the comparable period in 2006.
Interest expense on borrowings increased $1.4 million, or 46.8%, to $4.4 million during the three months ended September 30, 2007 from $3.0 million during the comparable period in 2006. The increase resulted primarily from an increase in average borrowings outstanding of $113.5 million, or 41.2%, to $388.7 million during the three-month period ended September 30, 2007 from $275.2 million during the comparable period in 2006. The increase in average borrowings was compounded by a 7 basis point increase in the average cost of borrowings to 4.42% during the three-month period ended September 30, 2007 from 4.35% during the comparable period in 2006.
Net Interest Income — Net interest income decreased by $669,000 or 7.3%, during the three months ended September 30, 2007 as compared to the same period in 2006. The decrease resulted primarily from a 15 basis point decrease in our net interest rate spread to 1.70% for the three month period ended September 30, 2007 from 1.85% for the comparable period in 2006. The 14 basis point decrease in the net interest rate spread resulted from a 24 basis point increase in the cost of interest bearing liabilities, which was partially offset by a 9 basis point increase in the yield on interest earning assets. The Company has experienced net interest margin compression as the yield curve remains relatively flat. The decrease in net interest income resulting from a decrease in our net interest rate spread was compounded by a decrease in net average earning assets of $41.1 million, or 21.3%, to $152.3 million for the three-month period ended September 30, 2007 from $193.3 million from the comparable period in 2006. The decrease in average net assets was primarily attributable to the repurchase of outstanding Company common stock.
Provision for Loan Losses — Provision for loan losses increased $1.6 million to $2.8 million during the three months ended September 30, 2007, from $1.2 million during the comparable period during 2006. The increased provision for the three months ended September 30, 2007 was the result of $914,000 of net loan charge-offs, specific loss provisions and a continued increase in non-performing assets. See Asset Quality section beginning on page 36 for an analysis of charge-offs, non-performing assets specific reserves and additional provisions.
Noninterest Income — Total noninterest income increased $661,000, or 53.8%, to $1.9 million during the three months ended September 30, 2007 from $1.2 million during the comparable period in 2006. The increase resulted primarily from a decrease in the loss on sale of securities and an increase in mortgage banking income generated by Waterstone Mortgage Corporation. During the quarter ended September 30, 2006, $26.7 million of investment securities with unrealized losses approximating $784,000 were designated for sale. The related realized and unrealized losses were recognized as reductions to income in that quarter. There was no comparable activity during the quarter ended September 30, 2007.
Noninterest Expense — Total noninterest expense decreased $566,000, or 7.3%, to $7.2 million during the three months ended September 30, 2007 from $7.8 million during the comparable period in 2006. The decrease was primarily the result of decreases in compensation, payroll taxes and other employee benefits and data processing expenses, partially offset by increases in occupancy, office furniture and equipment expense and other noninterest expense.
Compensation, payroll taxes and other employee benefit expense decreased $530,000, or 12.1%, to $3.9 million during the three months ended September 30, 2007 from $4.4 million during the comparable period in 2006. This decrease resulted primarily from a reduction in the overall level of staffing compared to the prior year. Expense related to the Company’s stock option and restricted stock plans totaled $433,000 during the three months ended September 30, 2007. There was no comparable expense in the prior year. This increase was partially offset by a decrease in salary expense. Salary expense decreased by $898,000, or 25.1% to $2.7 million during the three months ended September 30, 2007 compared to $3.6 million during the comparable period in 2006. Salary expense decreased as a result of a 19% decrease in the overall level of full-time equivalent staff members and a shift from cash to stock-based compensation.
Occupancy, office furniture and equipment increased by $143,000, or 12.5%, to $1.3 million during the three months ended September 30, 2007 from $1.1 million during the comparable period in 2006. The increase relates primarily to the operation of three new branch offices located in Franklin, Germantown and West Allis, Wisconsin that opened in August 2006, November 2006 and March 2007, respectively.
Data processing expense decreased $214,000, or 30.2%, for the three months ended September 30, 2007 to $494,000 from $708,000 during the comparable period in 2006. Contract termination costs of $312,000 were recognized during the three months ended September 30, 2006 as a result of the conversion of Wauwatosa Savings’ core processor to Metavante. There were no such expenses during the comparable period in 2007.
Other noninterest expense increased $125,000, or 18.3%, to $808,000 for the quarter ended September 30, 2007 from $683,000 during the comparable quarter in 2006. The increase is primarily the result of an increase in expenses related to real estate owned. Real estate owned expense increased $178,000 to $219,000 during the three months ended September 30, 2007 from $41,000 during the comparable period in 2006. The increase in expense related to real estate owned was partially offset by reductions in expenses related to brokered deposit fees and employee related business expenses.
Income Taxes — The effective tax rate for the three months ended September 30, 2007 provided a 14.9% benefit as compared to a 36.9% expense for the comparable period during 2006. The inverse relationship between third quarter 2007 pre-tax income and income tax benefit was the result of the decline of the estimated annual effective tax rate to 22.5% calculated as of September 30, 2007 from 33.5% calculated as of June 30, 2007. The effective tax rate declined in proportion to the relationship between declining total pre-tax book income compared to stable net non-taxable book income.
Net Income - As a result of the foregoing factors, net income for the three months ended September 30, 2007 decreased $485,000, or 53.5%, to $421,000, from $906,000 during the comparable period in 2006.
Comparison of Financial Condition at September 30, 2007 and December 31, 2006
Total Assets — Total assets increased by $31.2 million, or 1.9%, to $1.68 billion at September 30, 2007 from $1.65 billion at December 31, 2006. The increase in total assets resulted primarily from increases in securities both available for sale and held to maturity of $61.6 million, an increase in loans held for sale of $5.1 million, an increase in net loans receivable of $3.9 million and an increase in prepaid expenses and other assets of $10.3 million, offset by decreases in cash and cash equivalents of $51.2 million.
Cash and Cash Equivalents – Cash and cash equivalents decreased by $51.2 million, or 69.3%, to $22.6 million at September 30, 2007 from $73.8 million at December 31, 2006. The decrease in cash was primarily attributable to the repurchase of Company shares at a cost of $42.9 million. In addition, cash was used to purchase investment securities and to fund loans receivable and loans held for sale.
Securities Available for Sale – Securities available for sale increased by $54.0 million, or 46.0%, to $171.3 million at September 30, 2007 from $117.3 million at December 31, 2006. The Company invested an additional $58.0 million in its Nevada investment subsidiary during the nine months ended September 30, 2007 for the purpose of obtaining the best rate of return in light of limited growth in the loan portfolio as a result of a downturn in the local real estate market. The investment subsidiary used the proceeds of the capital infusion to purchase additional mortgage-related securities.
Securities Held to Maturity – Three structured corporate notes valued at $7.6 million were added to the investment portfolio in the first quarter of 2007. The terms of these high yield securities result in a high potential for market value volatility. As the Company has the intent and ability to hold these securities until maturity, the structured corporate notes have been classified as held-to-maturity rather than as available-for-sale.
Loans Held for Sale – Loans held for sale increased by $5.1 million, or 94.2%, to $10.5 million at September 30, 2007, from $5.4 million at December 31, 2006. Fluctuations in the balance of loans held for sale result primarily from the timing of loan closings and sales to third parties.
Loans Receivable — Loans receivable increased $8.2 million, or 0.6%, to $1.38 billion at September 30, 2007 from $1.37 billion at December 31, 2006. Loans receivable increased by $48.2 million, or 3.7%, during the nine months ended September 30, 2006. The 2007 total increase in loans receivable was primarily attributable to a $14.6 million increase in commercial business loans and a $1.2 million increase in mortgage loans, offset by a $7.1 million decrease in consumer loans. During the nine-month period ended September 30, 2007, $8.3 million in loans were transferred to real estate owned during the nine-month period ended September 30, 2007. The slower growth in loans receivable in 2007 compared to 2006 is directly tied to the downturn in the local real estate market.

The following table shows loan origination, principal repayment and sales activity during the periods indicated.

	As of or for the	As of or for the
	Nine Months Ended	Year Ended
	September 30, 2007	December 31, 2006
	(In Thousands)
Total gross loans receivable and held for sale at beginning of period	$1,450,170	1,393,096
Real estate loans originated for investment:
Residential
One- to four-family	55,711	111,384
Over four-family	48,651	99,420
Construction and land	25,070	74,104
Commercial	11,557	19,867

Total real estate loans originated for investment	140,989	304,775
Consumer loans originated for investment	10,950	11,915
Commerical loans originated for investment	23,060	2,867

Total loans originated for investment	174,999	319,557
Principal repayments	(166,284)	(267,870)

Net activity in loans held for investment	8,715	51,687

Loans originated for sale	160,916	84,603
Loans sold	(155,841)	(79,216)

Net activity in loans held for sale	5,075	5,387

Total gross loans receivable and held for sale at end of period	$1,463,960	1,450,170

Deposits — Total deposits decreased $12.5 million, or 1.2%, to $1.02 billion at September 30, 2007 from $1.04 billion at December 31, 2006. Total time deposits decreased $25.9 million, or 2.9%, to $857.4 million from $883.3 million at December 31, 2006. Non-local, wholesale time deposits decreased $30.3 million, or 60.9%, from $49.8 million at December 31, 2006 to $19.5 million at September 30, 2007. Total demand deposits decreased $8.3 million, or 14.2%, from $58.4 million at December 31, 2006 to $50.1 million at September 30, 2007. Partially offsetting the decrease in time and demand deposits, total money market and savings deposits increased $21.7 million, or 23.0%, to $116.2 million at September 30, 2007 from $94.5 million at December 31, 2006. The development and promotion of competitive retail and business money market accounts resulted in the significant increase in money market account balances during the period ended September 30, 2007. The increase in money market account balances included amounts transferred from existing demand accounts.
Borrowings — Total borrowings increased $76.4 million, or 22.9%, to $410.4 million at September 30, 2007 from $334.0 million at December 31, 2006. During the current year, the Company entered into five repurchase agreements totaling $69.0 million. The agreements have a weighted average interest rate of 4.20% and mature in 2017. All agreements include quarterly call options beginning in 2009.

Advance Payments by Borrowers for Taxes — Advance payments by borrowers for taxes and insurance increased $24.2 million to $24.4 million at September 30, 2007 from $190,000 at December 31, 2006. The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.
Other Liabilities — Other liabilities decreased $17.9 million, or 48.7%, to $18.9 million at September 30, 2007 from $36.8 million at December 31, 2006. The decrease, which is seasonally normal, was primarily due to a decrease in amounts due to mortgage holders related to advance payments by borrowers for taxes. The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter. These amounts remain classified as an other liability until paid. The balance of these outstanding checks was $261,000 at September 30, 2007 and $18.1 million at December 31, 2006.
Shareholders’ Equity — Shareholders’ equity decreased $39.0 million, or 16.2%, to $202.3 million at September 30, 2007 from $241.3 million at December 31, 2006. The decrease was primarily attributable to the repurchase of 2,556,348 shares at an average purchase price of $16.77 per share, which resulted in a total cost of $42.9 million. This decrease was partially offset by net income recognized during the nine months ended September 30, 2007, which totaled $1.3 million.
Accumulated other comprehensive loss is the estimated unrealized loss attributable to the decline in market value of available-for-sale investment securities attributable solely to increases in interest rates since the date of purchase.

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

	Three Months Ended September 30,
	2007				2006
	Average	Interest and			Average	Interest and
	Balance	Dividends		Yield/Cost	Balance	Dividends		Yield/Cost
				(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,383,271	21,769	(1)	6.24%	$1,360,697	21,313	(1)	6.21%
Mortgage related securities(2)	117,489	1,533		5.18	81,039	975		4.77
Debt securities (2), federal funds sold and short-term investments	93,827	1,118		4.73	100,336	978		3.87

Total interest-earning assets	1,594,587	24,420		6.08	1,542,072	23,266		5.99

Noninterest-earning assets	67,889				72,796

Total assets	$1,662,476				1,614,868

Interest-bearing liabilities:

Demand and money market accounts	$147,598	1,200		3.23	$115,723	811		2.78
Savings accounts	19,485	20		0.41	20,671	26		0.50
Certificates of deposit	859,382	10,237		4.73	923,379	10,215		4.39

Total interest-bearing deposits	1,026,465	11,457		4.43	1,059,773	11,052		4.14
Borrowings	388,679	4,327		4.42	275,209	3,017		4.35
Other interest bearing liabilities	27,193	129		1.88	13,742	21		0.61

Total interest-bearing liabilities	1,442,337	15,913		4.38	1,348,724	14,090		4.14

Noninterest-bearing liabilities	15,248				30,352

Total liabilities	1,457,585				1,379,076
Equity	204,891				235,792

Total liabilities and equity	$1,662,476				$1,614,868

Net interest income		8,507				9,176

Net interest rate spread (3)				1.70%				1.85%
Net interest-earning assets (4)	$152,250				$193,348

Net interest margin (5)				2.12%				2.36%

Average interest-earning assets to average interest-bearing liabilities				110.56%				114.34%

(1)	Includes net deferred loan fee amortization income of $498,000 and $223,000 for the three months ended September 30,2007 and 2006, respectively.

(2)	Average balance of mortgage related and debt securities is based on amortized historical cost.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2007				2006
	Average	Interest and			Average	Interest and
	Balance	Dividends		Yield/Cost	Balance	Dividends		Yield/Cost
		(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,384,608	65,077	(1)	6.28%	$1,347,925	62,314	(1)	6.18%
Mortgage related securities(2)	104,557	4,075		5.21	85,573	3,056		4.77
Debt securities (2), federal funds sold and short-term investments	92,227	3,178		4.61	71,643	2,172		4.05

Total interest-earning assets	1,581,392	72,330		6.12	1,505,141	67,542		6.00

Noninterest-earning assets	67,895				66,568

Total assets	$1,649,287				1,571,709

Interest-bearing liabilities:

Demand and money market accounts	$141,644	3,378		3.19	$105,255	1,865		2.37
Savings accounts	19,424	60		0.41	20,882	78		0.50
Certificates of deposit	862,352	30,171		4.68	934,132	28,786		4.12

Total interest-bearing deposits	1,023,420	33,609		4.39	1,060,269	30,729		3.87
Borrowings	366,907	12,107		4.41	241,856	7,751		4.28
Other interest bearing liabilities	19,193	352		2.45	10,697	236		2.95

Total interest-bearing liabilities	1,409,520	46,068		4.37	1,312,822	38,716		3.94

Noninterest-bearing liabilities	17,678				22,876

Total liabilities	1,427,198				1,335,698
Equity	222,089				236,011

Total liabilities and equity	$1,649,287				$1,571,709

Net interest income		26,262				28,826

Net interest rate spread (3)				1.75%				2.06%
Net interest-earning assets (4)	$171,872				$192,319

Net interest margin (5)				2.22%				2.56%

Average interest-earning assets to average interest-bearing liabilities				112.19%				114.65%

(1)	Includes net deferred loan fee amortization income of $1,683,000 and $713,000 for the nine months ended September 30,2007 and 2006, respectively.

(2)	Average balance of mortgage related and debt securities is based on amortized historical cost.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007 versus 2006			2007 versus 2006
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
			(In Thousands)
Interest and dividend income:
Loans receivable(1) (2)	$355	101	456	$1,713	1,050	2,763
Securites interest and income from other earning assets(3)	349	349	698	1,416	609	2,025

Total interest-earning assets	704	450	1,154	3,129	1,659	4,788

Interest expense:
Demand and money market accounts	246	143	389	756	757	1,513
Savings accounts	(1)	(5)	(6)	(5)	(13)	(18)
Certificates of deposit	(204)	226	22	(1,819)	3,204	1,385

Total interest-bearing deposits	41	364	405	(1,068)	3,948	2,880
Borrowings	1,263	47	1,310	4,120	236	4,356
Other interest bearing liabilities	34	74	108	147	(31)	116

Total interest-bearing liabilities	1,338	485	1,823	3,199	4,153	7,352

Net change in net interest income	$(634)	(35)	(669)	$(70)	(2,494)	(2,564)

(1)	Includes net deferred loan fee amortization income of $498,000, $223,000, $1,683,000 and $713,000 for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, respectively.

(2)	Non-accrual loans have been included in average loans receivable balance.

(3)	Average balance of available for sale securities is based on amortized historical cost.
The net decline in net interest income attributable to rate was significantly less in the quarter ended September 30, 2007 versus 2006 than the comparable change for the prior two quarters of 2007 as a result of the stabilization of short-term interest rates. Short-term interest rates correlated to the federal funds rate peaked in mid-2006 and remained unchanged until they declined by 50 basis points in September 2007. The Company’s cost of funding similarly leveled off with a third quarter 2007 4.38% cost of funds equal to that of the quarter ended June 30, 2007. The Company’s cost of funds for the quarter ended September 30, 2007 was 25 basis points higher than that of the quarter ended September 30, 2006. By contrast, the Company’s cost of funds for the quarters ended March 31 and June 30, 2007 were 61 and 45 basis points higher than the comparable quarters in 2006.

ASSET QUALITY
The following table summarizes non-performing loans and assets:
NON-PERFORMING LOANS AND ASSETS

	At September 30,	At December 31,
	2007	2006
	(Dollars in Thousands)
Non-accrual loans:
Mortgage loans
One- to four-family	23,773	12,376
Over four-family	34,033	8,384
Construction and land	5,884	7,664
Commercial	4,811	357

Total mortgage	68,501	28,781
Consumer	441	107

Total non-performing loans `	68,942	28,888
Real estate owned	7,408	520

Total non-performing assets	$76,350	29,408

Total non-performing loans to total loans receivable	4.99%	2.10%
Total non-performing loans to total assets	4.10%	1.75%
Total non-performing assets to total assets	4.56%	1.79%
Total non-performing loans increased by $40.1 million to $68.9 million as of September 30, 2007, compared to $28.9 million as of December 31, 2006. The ratio of non-performing loans to total loans at September 30, 2007 was 4.99% compared to 2.10% at December 31, 2006. All categories of loans with the exception of construction and land loans experienced an increase in non-performing loans. Of the $40.1 million increase in non-performing loans between December 31, 2006 and September 30, 2007, $28.0 million related to three borrowers. The first is a $16.1 million relationship with a borrower who has twelve loans that are all secured by multi-family properties. Based upon a review of the underlying collateral, the Company has determined that the value of the properties is not sufficient to allow for the recovery of the outstanding balance. As a result, a $1.6 million specific reserve has been established with respect to this relationship. The second borrower that has contributed to the increase in non-performing loans is an individual with twelve loans totaling $8.8 million. The Company believes that the collateral, which consists of two- to four-family and multifamily rental units, is adequate to recover the outstanding principal balance of each of the loans, should the respective borrower cease efforts to return the loan to a performing status. The third borrower is an individual with three loans totaling $3.1 million. Based upon a review of the underlying collateral, which primarily consists of a multi-family rental property, the Company has determined that the value of the properties is not sufficient to allow for the recovery of the outstanding balance. As a result, a $78,000 specific reserve has been established with respect to this relationship. The majority of the remainder of the increase in non-performing loans relates to two general categories of borrowers. The first, $6.1 million related to a number of lending relationships with small real estate investors whose collateral consist of one- and two-unit rental properties and lastly, $3.1 million related to a number of borrowers who contracted to construct single-family homes on a speculative basis, using a common contractor.
Of the $68.9 million in total non-performing loans as of September 30, 2007, the Company has determined that $33.7 million represent loans in which the estimated realizable value of the underlying collateral is not sufficient to allow for the recovery of the outstanding balance. As a result of this collateral shortfall, the Company recorded charge-offs totaling $1.3 million and specific reserves totaling $5.0 million. In general, the losses have been somewhat isolated to borrowers that fall into the small real estate investor class which includes borrowers with multiple one- to four-family rental properties or those who have built single family homes on a speculative basis. Generally, loan performance and collateral shortfall issues have resulted from both property mismanagement and a soft real estate market. Based upon its review of the remaining $36.5 million in non-performing loans, the Company believes that the value of the underlying collateral securing these loans is adequate to recover the outstanding principal balance of each of the loans, should the respective borrower cease efforts to return the loan to a performing status.
Total real estate owned increased by $6.9 million to $7.4 million as of September 30, 2007, compared to $520,000 as of December 31, 2006. Of the $6.9 million increase in real estate owned between December 31, 2006 and September 30, 2007, $1.9 million of the addition related to a number of borrowers who contracted to construct single-family homes on a speculative basis, using a common contractor. An additional $1.7 million related to a single lending relationship, consisting of three notes collateralized by two parcels of undeveloped land that was to have been developed into residential real estate. Lastly, $1.9 million related to a number of lending relationships with real estate investors whose collateral consist of one- and two-unit rental properties. Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned. The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions. Upon foreclosure and transfer to real estate owned the Company recognized approximately $2.8 million in charge-offs related to these properties during the nine months ended September 30, 2007.

A summary of the allowance for loan losses is shown below:
ALLOWANCE FOR LOAN LOSSES

	At or for the Nine Months		At or for the Three Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
		(Dollars in Thousands)
Balance at beginning of period	$7,195	5,250	9,570	5,983
Provision for loan losses	8,852	1,844	2,826	1,191
Charge-offs:
Mortgage
One- to four-family	979	248	394	111
Over four-family	314	—	99	—
Construction and land	3,278	—	426	—
Commercial	—	3	—	1
Consumer	27	7	24	1

Total charge-offs	4,598	258	943	113
Total recoveries	33	257	29	32

Net charge-offs	4,565	1	914	81

Allowance at end of period	$11,482	7,093	11,482	7,093

Ratios:
Allowance for loan losses to non-performing loans at end of period	16.65%	32.54%	16.65%	32.54
Allowance for loan losses to loans receivable at end of period	0.83%	0.52%	0.83%	0.52%
Net charge-offs to average loans outstanding	0.44%	0.00%	0.26%	0.02%
Net charge-offs were $4.6 million, or 0.44% of average loans for the nine months ended September 30, 2007 on an annualized basis, compared to $1,000 for the nine months ended September 30, 2006. Net charge-offs totaled $914,000, or 0.26% of average loans for the three months ended September 30, 2007 on an annualized basis, compared to $81,000, or 0.02% of average loans for the comparable period in 2006. Of the $4.6 million in total charge-offs for the nine months ended September 31, 2007, approximately $3.3 million related to loans secured by construction and land. One lending relationship, consisting of three notes collateralized by two parcels of undeveloped land that was to have been developed into residential real estate, accounted for $2.4 million of the construction and land charge-offs. Management ordered new appraisals on the two parcels in the second quarter of 2007 after the borrower’s stated plans to refinance the loans or sell the land were delayed or abandoned. The updated appraised values reduced by estimated costs of disposal provided the basis for the charge-off. This property was foreclosed upon and is currently held by the Company as real estate owned.
The remaining $882,000 in construction and land charge-offs relate to loans made to a number of borrowers to finance single-family speculative home construction using a common contractor. The contractor was unable to deliver according to plan and the borrowers were unable to cover cost over runs. The charge-offs are based on either “as is” or “as completed” new appraisals.
The allowance for loan loss totaled $11.5 million or 0.83% of loans outstanding as of September 30, 2007 compared to $7.2 million or 0.52% of loans outstanding as of December 31, 2006. Of the $4.3 million, or 60.0% increase, $2.7 million resulted from the establishment of specific reserves related to two lending relationships during the nine months ended September 30, 2007. The first relationship, described previously, is an individual with twelve loans collateralized by multi-family properties with an estimated collateral value shortfall of $1.6 million. The second relationship relates to eighteen loans made to a group of related borrowers and collateralized by residential rental properties. Management ordered new appraisals on each of the properties in the second quarter of 2007 after the borrowers’ stated workout plans were found to be inadequate. The updated appraised values reduced by estimated costs of disposal provided the basis for $1.1 million specific reserve.
The remaining $1.6 million increase in the September 30, 2007 allowance for loan losses is attributable to the general valuation allowance intended to cover probable losses in the existing loan portfolio and was based on the significant increases in actual charge-off experience and in non-performing assets as previously described plus the significant increase in past due but still performing loans. Total loans past due in excess of 60 days increased $36.4 million, or 86.4%, to $78.4 million as of September 30, 2007, compared to $42.1 million as of December 31, 2006. As of September 30, 2007, 94.2% of loans past due were originated prior to 2006 and 52.4% were originated in 2004 and 2005.
The $8.9 million loan loss provision for the nine months ended September 30, 2007 is the direct result of the net increase in the ending allowance during the period and the net charge-offs recorded during the period. The increase in the estimated allowance for loan losses for the period of $4.3 million plus the $4.6 million in net charge-offs results in the loan loss provision for the nine months ended September 30, 2007.
The allowance for loan losses has been determined in accordance with accounting principles generally accepted in the United States (GAAP). We are responsible for the timely and periodic determination of the amount of the allowance required. Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors. To the best of management’s knowledge, all probable losses have been provided for in the allowance for loan losses.
The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may or may not be correct. Higher than anticipated rates of loan default would likely result in a need to increase provisions in future years. Also, as over four-family loan portfolios increase, additional provisions would likely be added to the loan loss allowances as they carry a higher risk of loss. The dollar amount of the typical over four-family loan tends to be larger than our average single family loan and, therefore, any loss that we experience on these loans could be larger than what we have historically experienced on our single-family loans. See “Significant Accounting Policies” above for a discussion on the use of judgment in determining the amount of the allowance for loan losses.

Impact of Inflation and Changing Prices
The financial statements and accompanying notes of the Company have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.
Liquidity and Capital Resources
We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Our liquidity ratio averaged 2.6% and 1.8% for the nine months ended September 30, 2007 and 2006 respectively. The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans. We also adjust liquidity as appropriate to meet asset and liability management objectives. The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the full Asset/Liability Committee. Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.
Regulatory liquidity, as required by the Wisconsin Department of Financial Institutions, is based on current liquid assets as a percentage of the prior month’s average deposits and short-term borrowings. Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings. Wauwatosa Savings’ primary and total regulatory liquidity at September 30, 2007 was 4.4% and 12.5%, respectively.
Our primary sources of liquidity are deposits, amortization and prepayment of loans, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competitors. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term, interest-earning assets, which provide liquidity to meet lending requirements. Additional sources of liquidity used for the purpose of managing long- and short-term cash flows include $50 million in federal funds lines of credit with four commercial banks and advances from the Federal Home Loan Bank of Chicago (FHLBC).
A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At September 30, 2007 and 2006, respectively, $22.6 million and $142.2 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, federal funds purchased and advances from the FHLBC.
On October 10, 2007, the FHLBC entered into a consensual cease and desist order with it regulator, the Federal Housing Finance Board. Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC has received approval of the Director of the Office of Supervision of the Federal Housing Finance Board (“OS Director”). The order also provides that dividend declarations are subject to the prior written approval of the OS Director. We currently hold, at cost, $17.6 million of FHLBC stock, all of which we believe we will ultimately be able to recover. Based upon correspondence we received from the FHLBC, also incorporated into FHLBC’s 8-K, there is currently no expectation that this cease and desist order will impact the short- and long-term funding options provided by the FHLBC.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
During the nine months ended September 30, 2007 and 2006, loan originations, net of collected principal and transfers to real estate owned, totaled $8.7 million and $48.6 million, respectively, reflecting net growth in our portfolio. Growth has declined in 2007 with the decline in residential real estate transactions.
Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. Deposits decreased by $12.5 million for the nine months ended September 30, 2007 primarily as the result of competitive pricing offered in the local market.
Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC, which provide an additional source of funds. At September 30, 2007, we had $341.4 million in advances from the FHLBC, of which $47.4 million was due within 12 months, and an additional available borrowing limit of $140.8 million based on collateral requirements of the FHLBC. As an additional source of funds, we also enter into repurchase agreements. During the nine months ended September 30, 2007, the Company entered into five repurchase agreements totaling $69.0 million. The agreements mature in 2017, however, both are callable beginning in 2009 and quarterly thereafter.
At September 30, 2007, we had outstanding commitments to originate loans of $17.1 million, unfunded commitments under construction loans of $36.8 million and unfunded commitments under lines of credit and standby letters of credit of $31.9 million. At September 30, 2007, certificates of deposit scheduled to mature in one year or less totaled $659.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances in order to maintain our level of assets.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, that as of September 30, 2007, the Company met all capital adequacy requirements to which it is subject.
As of September 30, 2007 the most recent notification from the Federal Deposit Insurance Corporation categorized Wauwatosa Savings as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” Wauwatosa Savings must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed Wauwatosa Savings’ category.
As a state-chartered savings bank, Wauwatosa Savings is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation. The Wauwatosa Savings capital ratios decreased significantly from March 31, 2007 to September 30, 2007 as the direct result of a $30 million dividend paid by Wauwatosa Savings to the Company in June 2007.

The actual capital amounts and ratios for the Company and Wauwatosa Savings as of September 30, 2007 are presented in the table below:

	September 30, 2007
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Wauwatosa Holdings

Total capital (to risk-weighted assets)	$213,851	16.05%	106,583	8.00%	N/A	N/A
Tier I capital (to risk-weighted assets)	202,454	15.20%	53,292	4.00%	N/A	N/A
Tier I capital (to average assets)	202,454	12.18%	66,461	4.00%	N/A	N/A

Wauwatosa Savings
Total capital (to risk-weighted assets)	$179,480	13.53%	106,124	8.00%	132,690	10.00%
Tier I capital (to risk-weighted assets)	168,525	12.70%	53,062	4.00%	79,614	6.00%
Tier I capital (to average assets)	168,525	10.25%	65,755	4.00%	82,194	5.00%
State of Wisconsin (to total assets) (2)	168,525	10.06%	100,503	6.00%	N/A	N/A

(1)	Prompt corrective action provisions are not applicable at the bank holding company level.

(2)	State of Wisconsin regulatory capital requirements are not applicable at the bank holding company level.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
The following tables present information indicating various contractual obligations and commitments of Wauwatosa Savings as of September 30, 2007 and the respective maturity dates.
Contractual Obligations

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Deposits without a stated maturity	$166,263	166,263	—	—	—
Certificates of deposit	857,444	659,768	172,590	24,638	448
Federal Home Loan Bank advances (1)	341,372	47,422	48,950	25,000	220,000
Repurchase agreements (2)	69,000	—	—	—	69,000
Operating leases (3)	236	106	130	—	—
Capital lease	3,750	300	3,450	—	—
State income tax obligation(4)	3,726	1,242	2,484	—	—
Salary continuation agreements	2,977	576	1,152	441	808

	$1,444,768	875,677	228,756	50,079	290,256

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans. Excludes interest which will accrue on the advances. All Federal Home Loan Bank advances with maturities exceeding five years are callable on a quarterly basis with the initial call at various times from July 2007 through March 2009.

(2)	The repurchase agreements are callable on a quarterly basis with the initial call in March 2009.

(3)	Represents non-cancelable operating leases for offices.

(4)	Represents remaining amounts due to the Wisconsin Department of Revenue related to the operations of the Company’s Nevada subsidiary.
     The following table details the amounts and expected maturities of significant off-balance sheet commitments as of September 30, 2007.
Other Commitments

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$17,073	17,073	—	—	—
Unused portion of home equity lines of credit (2)	31,861	31,861	—	—	—
Unused portion of construction loans (3)	36,816	36,816	—	—	—
Standby letters of credit	940	265	590	85	—

Total Other Commitments	$86,690	86,015	590	85	—

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
Income Simulation. Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time. At least quarterly we review the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation used projected repricing of assets and liabilities at September 30, 2007 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage-related assets that may in turn affect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the expected average lives of our assets tend to lengthen more than the expected average lives of our liabilities and, therefore, likely result in an increase in our liability sensitive position.

Percentage
Increase (Decrease) in Estimated
Annual Net Interest Income
Over 24 Months
300 basis point increase in rates	(5.37)%
200 basis point increase in rates	(2.82)
100 basis point increase in rates	(1.12)
100 basis point decrease in rates	(3.75)
200 basis point decrease in rates	(4.72)
Wauwatosa Savings’ Asset/Liability policy limits projected changes in net average annual interest income to a maximum variance of (10%) to (50%) for various levels of interest rate changes measured over a 24-month period when compared to the flat rate scenario. In addition, projected changes in the capital ratio are limited to (0.15%) to (1.00%) for various levels of changes in interest rates when compared to the flat rate scenario. These limits are re-evaluated on a periodic basis and may be modified, as appropriate. Because our balance sheet is liability sensitive, income is projected to decrease proportionately with increases in interest rates. At September 30, 2007, a 300 basis point immediate and instantaneous increase in interest rates had the effect of reducing forecasted net interest income by 5.37%, while a 100 basis point decrease in rates had the affect of decreasing net interest income by 3.75%. At September 30, 2007, a 300 basis point immediate and instantaneous increase in interest rates had the effect of reducing the forecasted return on assets by 0.09%, while a 100 basis point decrease in rates had the effect of decreasing the return on assets by 0.06%. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2007, we believe that any liability arising from the resolution of any pending legal proceedings will not be material to our financial condition or results of operations.
Item 1A. Risk Factors
See “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the specified information about the repurchases of shares by the Company during the nine months ended September 30, 2007.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of	yet be purchased
	of shares	price paid	publicly announced	under the
Period	purchased	per share	plans or programs	plans or programs

January 1 - January 31, 2007	—	$—		1,494,298
February 1 - February 28, 2007	112,863	17.77	112,863	1,381,435
March 1 - March 31, 2007	713,938	17.47	826,801	667,497
April 1 - April 30, 2007	108,968	17.67	935,769	558,529
May 1 - May 31, 2007	241,573	17.55	1,177,342	316,956
June 1 - June 30, 2007	308,936	16.62	1,486,278	1,422,635
July 1 - July 31, 2007 (1)	1,070,070	15.98	2,556,348	352,565
August 1 - August 31, 2007	—	—
September 1 - September 30, 2007	—	—

	2,556,348	16.77

(1)	On June 12, 2007, the Board of Directors of the Company approved a share repurchase program for approximately 1.4 million shares, or 15% of its outstanding common stock held by shareholders other than Lamplighter Financial, MHC.

Item 6. Exhibits
(a) Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAUWATOSA HOLDINGS, INC.

(Registrant)

Date: November 9, 2007
/s/Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer

Date: November 9, 2007
/s/ Richard C. Larson
Richard C. Larson
Chief Financial Officer

EXHIBIT INDEX
WAUWATOSA HOLDINGS, INC.
Form 10-Q for Quarter Ended September 30, 2007

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