Form 10-K
period 2007-12-31
Wauwatosa Holdings, Inc.
filed 2008-03-17
CIK 1329517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Commission file number: 000-51507
WAUWATOSA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Federally Chartered Corporation	39-0691250

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11200 W Plank Ct, Wauwatosa, WI	53226

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (414) 761-1000
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	The NASDAQ Stock Market, LLC

(Title of class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
NONE
Indicate by check mark whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the 1933 Act).
Yes☐ No ☑
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
Yes ☑ No☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).
Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2007, as reported by the NASDAQ Capital Market® was approximately $517.7 million.
As of February 29, 2008, 30,250,897 shares of the Registrant’s Common Stock were validly issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which
Document	Portions of Document are Incorporated
Proxy Statement for Annual Meeting of Shareholders on May 13, 2008	Part III

WAUWATOSA HOLDINGS, INC.
FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2007

Part 1
     Wauwatosa Holdings, Inc. and its subsidiaries, including Wauwatosa Savings Bank, are referred to herein as the “Company,” “Wauwatosa Holdings,” or “we.”
Item 1. Business
Introduction
     Wauwatosa Holdings, Inc. is a corporation organized under federal law. The Company was formed as part of the reorganization of Wauwatosa Savings Bank into mutual holding company form in October 2005. As part of the reorganization, Wauwatosa Holdings was formed as a mid-tier stock holding company. Lamplighter Financial, MHC is our federally chartered mutual holding company. Wauwatosa Savings Bank was converted from a mutual to a stock savings bank as part of our reorganization. In connection with the reorganization, Wauwatosa Holdings sold approximately 30% of its stock in a subscription offering, contributed approximately 1.65% of its common stock to a charitable foundation, and issued the remaining approximately 68.35% to Lamplighter Financial, MHC. As a result of the reorganization, Wauwatosa Holdings owns all of the stock of Wauwatosa Savings and, in turn, is majority owned by Lamplighter Financial, MHC. In this report, we refer to Wauwatosa Savings Bank, both before and after the reorganization, as “Wauwatosa Savings” or the “Bank.”
     On September 28, 2007, the Company completed its charter conversion to change the Company’s charter from a Wisconsin corporation to that of a federal corporation regulated exclusively by the Office of Thrift Supervision (the “OTS”). Similarly, the Company’s mutual holding company parent, Lamplighter Financial, MHC (the “MHC”) also completed its charter conversion to change the MHC’s charter from a Wisconsin chartered mutual holding company to a federally chartered mutual holding company exclusively regulated by the OTS. The charter conversions were approved by the OTS and the Company’s charter conversion was approved by its shareholders at a special meeting held on June 12, 2007. Wauwatosa Savings continues to be a Wisconsin chartered savings bank. In an effort to convey our broader market, management and the Board of Directors of Wauwatosa Savings intends to change the Bank name sometime during 2008.
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

Cautionary Factors
     This Form 10-K contains or incorporates by reference various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management. Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as in oral presentations. When used in written documents or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “objective” and similar expressions and verbs in the future tense, are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	legislative or regulatory changes that adversely affect our business;

•	our ability to enter new markets successfully and take advantage of growth opportunities;

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	significantly increased competition among depository and other financial institutions;

•	adverse changes in the securities markets;

•	adverse changes in real estate markets;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and

•	changes in consumer spending, borrowing and savings habits.
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
          We invest those deposits, together with funds generated from operations, primarily in residential real estate mortgage loans. At December 31, 2007, residential real estate mortgage loans comprised 83.9% of our total loans receivable. On that same date, our residential real estate mortgage loan portfolio was comprised of first mortgage loans secured by one-to four-family homes (45.6%), and over four-family buildings (32.5%). The remainder of our residential real estate mortgage loans consists of home equity loans and lines of credit (5.84%) secured by a junior position on one-to four-family properties. The remainder of our loans receivable consists of construction and land mortgages, commercial mortgages, commercial business loans and consumer loans.
          Our revenues are derived principally from interest on loans and securities. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

Business Strategy
       Our business strategy is to operate a well-capitalized and profitable community bank dedicated to providing a complete offering of banking products and services available through multiple delivery channels. Our principal business activity historically has been the origination of one- to four-family residential mortgage loans. More recently, we have increased our efforts to originate loans secured by commercial real estate, including over four-family properties. In 2007, we added a complete line of business loan and deposit products and expanded our consumer loan product base. There can be no assurances that we will successfully implement our business strategy.
        Highlights of our business strategy are as follows:
•	Remaining a Community-Oriented Institution. We were established in Wauwatosa, Wisconsin, a suburb of Milwaukee, in 1921, and have been operating continuously since that time. We have been, and continue to be, committed to meeting the financial needs of the communities we serve, and we are dedicated to providing quality personal service to our customers. Our focus will be to retain our mutual holding company form of organization consistent with our historical, community-oriented focus.

•	Continuing Emphasis on Residential Real Estate Lending. We intend to continue our emphasis on the origination of residential real estate loans, especially over four-family loans. Current loans-to-one borrower limitations cap the amount of credit that we can extend to a single or affiliated group of investors/developers at 15% of Wauwatosa Savings’ capital. Following our stock offering, we have been able to serve over four-family borrowers with larger lending needs and to originate larger commercial real estate loans than we had in the past. We provide long-term, fixed-rate loans and indexed, adjustable mortgage loan products to our owner-occupied residential mortgage customers.

•	Expansion within Our Market Area. Wauwatosa Savings’ growth in recent years has been achieved through the origination of real estate mortgages funded primarily by fixed-term deposits. We currently operate eight banking offices. In 2007, we opened a new full service branch in the city of West Allis, Wisconsin. We plan to continue to expand our branch network in the future by adding one to two branches each year within our existing market area defined as Milwaukee and Waukesha counties and each of the other five contiguous counties.

•	Expansion of Product Offerings. Beginning in 2007, the Bank began offering variable rate, indexed residential mortgage loan and long-term fixed rate loans. Prior to this addition, Bank customers interested in these terms were referred to the Bank’s mortgage brokerage subsidiary, Waterston Mortgage Corporation. We also broadened our residential product offering by buying high balance, high quality, low loan-to-value ratio jumbo loans secured by real estate outside our primary market area and brokered by Waterstone Mortgage Corporation.

•	Improving Asset Quality. By all measures, our asset quality has deteriorated over the past two years. Current problem loans were generally originated in 2004 and 2005 with and almost all were originated prior to 2006. We identified the weaknesses in our underwriting standards and procedures in the fourth quarter of 2005. In 2006, we rewrote our underwriting policies, strengthened our underwriting standards and implemented an officers’ loan committee for review and approval of all loans in excess of $500,000. We hired senior loan officers experienced in systematically identifying, objectively evaluating and documenting good credit risks. In 2007, we added an independent loan underwriting function for all residential loans and a loan review function to ensure that newly implemented controls and safeguards are uniformly implemented and applied. We also expanded our collections staff and upgraded the tools used to reduce the number of pass-due loans that become chronically delinquent.

Competition
     We face competition within our market area both in making real estate loans and attracting deposits. The Milwaukee-Waukesha-West Allis metropolitan statistical area has a high concentration of financial institutions including large commercial banks, community banks and credit unions. As of June 30, 2007, based on the FDIC’s annual Summary of Deposits Report, our market share of deposits represented 2.6% of deposits in the metropolitan statistical area, the sixth largest market share in the area.
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
Market Area
     The Bank’s market area is broadly defined as the Milwaukee, Wisconsin metropolitan market geographically located in the southeast corner of the state. More specifically, our current target market is based in Milwaukee and Waukesha counties and includes each of the five surrounding counties: Ozaukee, Washington, Jefferson, Walworth and Racine. The Bank has four branch offices in Milwaukee County, three branch offices in Waukesha County and one branch office in Washington County. At June 30, 2007, 42.7% of total bank deposits in the state of Wisconsin were located in the seven County metropolitan Milwaukee market.
     Our primary market area for deposits includes the communities in which we maintain our banking office locations. Our primary lending area is broader than our primary deposit market area and includes all of the target market noted above but extends further west to the Madison, Wisconsin market and further north to the Appleton and Green Bay, Wisconsin markets. In addition, our mortgage banking operation has seven offices in Wisconsin and one office in Denver, Colorado.
Lending Activities
     The scope of the discussion included under “Lending Activities” is limited to lending operations at the Bank. A discussion related to lending activities at Waterstone Mortgage Corporation is included under “Mortgage Banking Activities.”
     Historically, our principal lending activity has been the origination of mortgage loans for the purchase or refinancing of residential real estate. Generally, we retain loans that the Bank originates. One- to four-family residential real estate loans represented $672.4 million, or 45.6%, of our total loan portfolio at December 31, 2007. Over four-family residential real estate mortgage loans represented $477.8 million, or 32.5%, of our total loan portfolio at December 31, 2007. We also offer construction and land loans, commercial real estate loans, home equity and commercial loans. At December 31, 2007, construction and land loans, commercial real estate, home equity and commercial loans totaled $156.3 million, $52.0 million, $86.0 million and $28.2 million or 10.6%, 3.5%, 5.8% and 1.9% respectively, of our total loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio in dollar amounts and in percentage of the total portfolio at the dates indicated.

	At December 31,						At June 30,
	2007		2006		2005		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans:
Real estate loans:
One- to four-family	$672,362	45.64%	638,089	44.17%	$649,996	46.66%	$628,445	48.36%	$576,348	50.89%	$530,466	53.58%
Over four-family	477,766	32.45%	492,693	34.10%	456,686	32.78%	407,601	31.36%	342,535	30.25%	287,498	29.03%
Construction and land	156,289	10.61%	168,605	11.67%	157,861	11.33%	143,686	11.05%	107,522	9.49%	87,969	8.88%
Commercial	51,983	3.53%	51,062	3.53%	35,196	2.53%	36,586	2.81%	46,282	4.09%	40,221	4.06%
Home equity	85,954	5.84%	91,536	6.34%	93,230	6.69%	83,345	6.41%	59,667	5.27%	43,899	4.43%
Commercial business	28,222	1.92%	2,657	0.18%	—	—	—	—	—	—	—	—
Consumer	286	0.01%	141	0.01%	127	0.01%	149	0.01%	154	0.01%	178	0.02%

Total loans	1,472,862	100.00%	1,444,783	100.00%	1,393,096	100.00%	1,299,812	100.00%	1,132,508	100.00%	990,231	100.00%

Undisbursed loan proceeds	(67,549)		(67,390)		(82,712)		(77,484)		(61,904)		(44,110)
Net deferred loan fees and premiums	(3,265)		(4,486)		(4,366)		(4,161)		(3,631)		(3,099)
Allowance for loan	(12,839)		(7,195)		(5,250)		(4,606)		(3,378)		(2,970)

lossws Loans, net
	$1,389,209		$1,365,712		$1,300,768		$1,213,561		$1,063,594		$940,053

Loan Portfolio Maturities and Yields. The following table summarizes the final maturities of our loan portfolio at December 31, 2007. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based upon the final contractual payment dates and do not reflect the impact of prepayments and scheduled monthly payments that will occur.

	One- to four-family		Over four-family		Construction and land		Commercial Real Estate
		Weighted		Weighted		Weighted		Weighted
Maturity Date	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
Jan 1, 2008 - Dec 31, 2008	70,350	6.30%	103,091	6.51%	61,524	6.81%	8,187	6.55%
Jan 1, 2009 - Dec 31, 2009	76,373	6.58%	122,046	6.40%	23,513	6.85%	10,372	6.50%
Jan 1, 2010 - Dec 31, 2010	40,574	6.60%	77,458	6.37%	14,127	6.45%	8,648	6.63%
Jan 1, 2011 - Dec 31, 2011	8,405	7.00%	19,491	6.35%	—	—	3,281	6.14%
Jan 1, 2012 - Dec 31, 2012	3,363	6.98%	16,102	6.48%	434	7.25%	2,675	5.83%
Jan 1, 2013 and thereafter	473,297	6.07%	139,578	6.42%	56,691	6.29%	18,820	6.72%

Total	$672,362	6.21%	$477,766	6.42%	$156,289	6.59%	$51,983	6.55%

	Home Equity		Commercial Business		Consumer		Total
		Weighted		Weighted		Weighted		Weighted
Maturity Date	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Jan 1, 2008 - Dec 31, 2008	34,113	7.60%	14,751	7.48%	—	—	292,016	6.70%
Jan 1, 2009 - Dec 31, 2009	1,288	7.53%	2,052	7.07%	—	—	235,644	6.52%
Jan 1, 2010 - Dec 31, 2010	1,027	7.47%	2,099	7.06%	194	6.91%	144,127	6.48%
Jan 1, 2011 - Dec 31, 2011	7,777	7.64%	134	7.28%	26	9.56%	39,114	6.73%
Jan 1, 2012 - Dec 31, 2012	15,269	7.16%	7,277	7.18%	66	6.51%	45,186	6.83%
Jan 1, 2013 and thereafter	26,480	7.49%	1,909	6.75%	—	—	716,775	6.23%

Total	$85,954	7.49%	$28,222	7.29%	$286	7.06%	$1,472,862	6.42%

     The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2007 that are contractually due after December 31, 2008.

	Due After December 31, 2008
	Fixed	Variable	Total
	(In Thousands)
Real estate loans:
Mortgage loans
One- to four-family	$8,993	$593,019	$602,012
Over four-family	841	373,834	374,675
Construction and land	82,081	12,684	94,765
Commercial	2,227	41,569	43,796
Home equity	2,725	49,116	51,841
Commerical	9,250	4,221	13,471
Consumer	286	—	286

Total loans	$106,403	$1,074,443	$1,180,846

     One- to Four-Family Residential Mortgage Loans. Wauwatosa Savings’ primary lending activity consists of the origination of residential mortgage loans secured by properties located in Milwaukee and surrounding counties. One- to four-family loans totaled $672.4 million, or 45.6% of total loans at December 31, 2007. One- to four-family residential loans originated during the year ended December 31, 2007 totaled $65.9 million, or 30.0% of all loans originated. Our variable-rate mortgage loans generally provide for maximum rate adjustments of 100 basis points per adjustment, with a lifetime maximum adjustment up to 3%, regardless of the initial rate. Our variable-rate mortgage loans typically amortize over terms of up to 30 years. Portfolio one- to four-family loans at December 31, 2007 are variable rate loans but are not indexed. They are adjustable at our discretion with the limits noted above. The Company does not and has never offered a residential mortgage specifically designed for borrowers with sub-prime credit scores. Further, prior to 2007, we did not offer indexed, variable-rate loans other than home equity lines of credit and we have never offered teaser rate first mortgage products. As a result, our borrowers do not face automatic mortgage rate increases at the end of an initial lock-in period regardless of their credit score.
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
     All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things,

the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. We also require homeowner’s insurance and where circumstances warrant, flood insurance on properties securing real estate loans. At December 31, 2007, our largest single family owner-occupied residential mortgage loan had a principal balance of $4.8 million. This loan was performing in accordance with its contractual terms. The average single family first mortgage loan balance was $165,000 on December 31, 2007. This compares with an average balance of $140,000 for two- to four-family mortgage loans on December 31, 2007. At December 31, 2007, our largest two- to four-family loan had a principal balance of $2.2 million. This loan was performing in accordance with its contractual terms.
     Wauwatosa Savings offered employees special terms applicable to home mortgage loans granted on their principal residence. Effective April 1, 2006, this program was discontinued for new loan originations. Under the terms of the discontinued program, mortgage loans were underwritten and granted under normal terms and conditions applicable to any Wauwatosa Savings borrower. For loans that were granted prior to April 1, 2006 the employee interest rate is predicated upon Wauwatosa Savings’ cost of funds on December 31 of the immediately preceding year and is adjusted annually. The employee rate is not permitted to exceed the contract rate plus or minus increases or decreases to the contract rate directed by the Wauwatosa Savings Board of Directors to be made to all residential mortgage loans originated at the same contract rate, subject to any limitations, or the lender’s right to increase or decrease interest rates contained in the mortgage note. The employee rate is applicable to all mortgage loans that qualified under the employee loan policy statement that are scheduled for automatic payment. Mortgage loans that are not scheduled for automatic payment as of the last business day preceding a monthly installment payment due date revert back to the contract rate for the following month. At December 31, 2007, the rate of interest on an employee rate mortgage loan was 4.35%, compared to the weighted average rate of 6.04% on all single family mortgage loans. This rate decreases to 4.30% effective March 1, 2008. Employee rate mortgage loans totaled $8.4 million or 0.7% of our residential mortgage loan portfolio on December 31, 2007.
     Over Four-family Real Estate Loans. We originate over four-family real estate loans as a significant portion of total annual loan production. Over four-family loans totaled $477.8 million, or 32.5% of total loans at December 31, 2007. Over four-family loans originated during the year ended December 31, 2007 totaled $64.9 million or 29.6% of all loans originated. These loans are generally located in our primary market area. Our over four-family real estate underwriting policies generally provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided the loan complies with our current loans-to-one borrower limit. Over four-family real estate loans may be made with typical terms of up to 30 years and are offered with interest rates that are fixed up to five years or are variable and are either indexed or adjust at our discretion. In reaching a decision on whether to make an over four-family real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise and credit history, business cash flow, and the appraised value of the underlying property. In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are required for commercial real estate loans when environmental risks are identified. Generally, over four-family loans made to corporations, partnerships and other business entities require personal guarantees by the principals and owners of 20% or more of the entity.
     An over four-family borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We generally require borrowers with aggregate outstanding balances exceeding $1 million to provide annually updated financial statements and federal tax returns. These requirements also apply to all guarantors on these loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The average outstanding over four-family mortgage loan balance totaled $495,000 on December 31, 2007. The largest over four-family real estate loan in our portfolio at December 31, 2007 was an $8.5 million loan for a 112 unit, 14 building apartment complex located in Walworth County, Wisconsin with an appraised value of $9.9 million. This loan was performing in accordance with its contractual terms. At December 31, 2007, our largest exposure to one borrower or to a related group of borrowers was $21.5 million, represented by six separate loans on residential properties with over four units located in Wisconsin outside of the metropolitan Milwaukee market. Three of these loans are construction loans so even though the total loan commitment was $21.5 million, the outstanding principal balance at December 31, 2007 was $19.7 million. The largest loan in the group is a $6.8 million construction loan with a December 31, 2007 outstanding balance of $5.0 million secured by a 112 unit apartment building located in Dodge County, Wisconsin and valued at $8.5 million. These loans are all performing according to the loan terms.
     Loans secured by over four-family real estate generally involve larger principal amounts and a greater degree of risk than owner-occupied, one- to four-family residential mortgage loans. Because payments on loans secured by over four-family properties are often dependent on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.
     Residential Construction and Land Loans. We originate construction loans to individuals and contractors for the construction and acquisition of personal and multi-family residences. At December 31, 2007, construction mortgage loans totaled $156.3 million, or 10.6%, of total loans. Construction and land loans originated during the year ended December 31, 2007 totaled $33.7 million or 15.4% of all loans originated. At December 31, 2007, the unadvanced portion of these construction loans totaled $27.3 million.
     Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months although our policy is to consider construction periods as long as 12 months or more. At the end of the construction phase, the construction loan converts to a longer term mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the lesser of the appraised value or sales price of the secured property. At December 31, 2007, our largest construction mortgage loan commitment was for $8.0 million, $7.8 million of which had been disbursed. This loan was performing according to its terms. The average outstanding construction loan balance totaled $852,000 on December 31, 2007.

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
     Commercial Real Estate Loans. Commercial real estate loans originated during the year ended December 31, 2007 totaled $13.5 million, or 6.2% of all loans originated. Commercial real estate loans totaled $52.0 million at December 31, 2007, or 3.5% of total loans, and are made up of loans secured by office and retail buildings, churches, restaurants, other retail properties and mixed use properties. These loans are generally located in our primary market area. Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property. Commercial real estate loans may be made with terms of up to 30 years and are offered with interest rates that are fixed up to five years or are variable and are either indexed or adjust at our discretion. In reaching a decision on whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower’s expertise and credit history, business cash flow, and the appraised value of the underlying property. In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times. Environmental surveys are required for commercial real estate loans when environmental risks are identified. Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and owners of 20% or more of the entity.
     A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We generally require borrowers with aggregate outstanding balances exceeding $1 million to provide annually updated financial statements and federal tax returns. These requirements also apply to all guarantors on these loans. We also require borrowers to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at December 31, 2007 was a $2.8 million loan for a mixed use commercial and residential building with an appraised value of $4.0 million located in Milwaukee County, Wisconsin. This loan is performing in accordance with all loan terms. The loan to value ratio for this mortgage loan is 70.2%.

     Home Equity Loans. We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied and non-owner occupied one- to four-family residences. Home equity loans and lines originated during the year ended December 31, 2007 totaled $15.9 million, or 7.2% of all loans originated. At December 31, 2007, outstanding home equity loans and equity lines of credit totaled $54.5 million. Additionally, at December 31, 2007, the unadvanced amounts of home equity lines of credit totaled $31.5 million. The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans are offered with adjustable rates of interest and with terms up to 10 years. The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to 90%. Home equity lines of credit are offered with a maximum loan-to-value ration of 100% with a minimum credit score of 680. The largest home equity loan outstanding on December 31, 2007 totaled $1.2 million on a property with an appraised value of $1.6 million. Our home equity lines of credit have ten-year terms and adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal. Interest rates on home equity lines of credit are generally limited to a maximum rate of 18%. The largest home equity line of credit outstanding on December 31, 2007 totaled $1.0 million on a commitment of $1.1 million, and is secured by a property with an appraised value of $3.7 million.
     Commercial Business Loans. Commercial business loans originated during the year ended December 31, 2007 totaled $25.2 million, or 11.5% of all loans originated. Commercial loans totaled $28.2 million at December 31, 2007, or 1.9% of total loans, and are made up of loans secured by accounts receivable, inventory, equipment and real estate. These loans are generally located in our primary market area. Working capital lines of credit are granted for the purpose of carrying inventory and accounts receivable or purchasing equipment. These lines require that certain working capital ratios are maintained and are monitored on a monthly or quarterly basis. These are short-term loans with variable rates. Outstanding balances fluctuate up to the maximum commitment amount based on fluctuations in the balance of the underlying collateral. Personal property loans secured by equipment are generally made for terms of up to 84 months and for up to 80% of the value of the underlying collateral. Interest rates on equipment loans may be either fixed or variable. Commercial real estate loans are generally variable rate loans with initial rate lock periods of up to five years. Real estate loans are amortized over 15 to 25 years. Small Business Administration participation is available to qualifying borrowers on all types of commercial business loans.
     A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. The largest commercial loan in our portfolio at December 31, 2007 was a $3.0 million loan for a participation in an $8.5 million loan secured by a warehouse located in Rock County, Wisconsin. This loan is performing in accordance with all loan terms.

     The following table shows loan origination, purchasing and principal repayment activity during the periods indicated.

			Six Months	Year Ended
	Year Ended December 31,		Ended December	June 30,
	2007	2006	31, 2005	2005
	(In Thousands)

Total loans at beginning of year	$1,450,170	$1,393,096	$1,299,812	$1,132,507
Mortgage loans originated for investment:
Residential
One- to four-family	65,851	111,316	110,288	211,209
Over four-family	64,857	99,420	95,734	148,964
Construction and land	33,705	74,104	54,615	99,996
Commercial	13,494	19,867	2,658	11,733
Home equity	15,886	11,916	22,840	25,229

Total mortgage loans originated for investment	193,793	316,623	286,135	497,131
Consumer loans originated for investment	157	—	—	—
Commercial loans originated for investment	25,229	2,867	—	—

Total loans originated for investment	219,179	319,490	286,135	497,131

Other loans — net activity	—	67	(43)	16
Principal repayments	(191,100)	(267,870)	(192,808)	(329,842)

Net activity in loans held for investment	28,079	51,687	93,284	167,305

Loans originated for sale	242,120	84,603	—	—
Loans sold	(224,399)	(79,216)	—	—

Net activity in loans held for sale	17,721	5,387	—	—

Total loans receivable and held for sale at end of period	$1,495,970	$1,450,170	$1,393,096	$1,299,812

     Origination and Servicing of Loans. All loans originated by us are underwritten pursuant to internally developed policies and procedures. While we generally underwrite loans to Freddie Mac and Fannie Mae standards, due to several unique characteristics, a majority of our loans do not conform to the secondary market standards. The unique features of our loans include: interest payments in advance, discretionary rate adjustments, pre-payment penalties, and the historically lower periodic and lifetime caps on rate adjustments.
     Irrespective of our mortgage banking operations, we generally retain in our portfolio all loans that we originate. However, we periodically sell mortgage loans when a loans-to-one-borrower limit is being approached. At December 31, 2007, Wauwatosa Savings was servicing loans sold in the amount of $5.2 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.
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
     Loan officers are authorized to approve and close any loan that qualifies under Wauwatosa Savings Bank underwriting guidelines within the following lending limits:
o	Any secured one- to four-family mortgage loan up to $500,000 for a borrower with total outstanding loans receivable of less than $2,000,000 that is independently underwritten can be approved and closed by any loan officer.

o	Any loan up to $500,000 for a borrower with total outstanding loans receivable of less than $2,000,000 can be approved and closed by a commercial loan officer.

o	Any secured mortgage loan ranging from $500,001 to $2,999,999 or any new loan to a borrower with outstanding loans receivable exceeding $2,000,000 must be approved by the Officer Loan Committee. If approved, any loan officer may close the loan.

o	Any loan for $3,000,000 or greater must be approved by the Officer Loan Committee and Board of Directors prior to closing. If approved, any loan officer may close the loan.
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
     The table below sets forth the amounts and categories of our non-performing loans and real estate owned at the dates indicated.

	At December 31,			At June 30,
	2007	2006	2005	2005	2004	2003
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$32,587	$12,044	$8,766	$5,232	$4,028	$6,151
Over four-family	38,218	8,384	6,703	5,877	4,776	5,268
Construction	3,855	7,664	1,360	830	2,072	1,641
Commercial real estate	4,358	357	962	1,137	1,139	2,528
Home equity	1,332	439	274	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total non-performing loans	80,350	28,888	18,065	13,076	12,015	15,588
Real estate owned	8,543	520	215	475	770	—

Total non-performing assets	$88,893	$29,408	$18,280	$13,551	$12,785	$15,588

Total non-performing loans to total loans, net	5.73%	2.10%	1.39%	1.07%	1.13%	1.65%
Total non-performing loans to total assets	4.70%	1.75%	1.20%	0.94%	0.97%	1.41%
Total non-performing assets to total assets	5.20%	1.78%	1.21%	0.98%	1.03%	1.41%
     Total non-performing loans increased by $51.5 million to $80.4 million as of December 31, 2007, compared to $28.9 million as of December 31, 2006. The ratio of non-performing loans to total loans at December 31, 2007 was 5.73% compared to 2.10% at December 31, 2006. All categories of loans with the exception of construction and land loans experienced an increase in non-performing loans. Of the $51.5 million increase in non-performing loans between December 31, 2007 and December 31, 2006, $34.4 million related to four borrower relationships. The first is an $18.1 million relationship with a borrower who has twenty-one loans that are primarily secured by multi-family properties. Based upon a review of the underlying collateral, the Company has determined that the value of the properties is not sufficient to allow for the recovery of the outstanding balance. As a result, a $2.0 million specific reserve has been established with respect to this relationship. The second borrowing relationship is with an individual with eleven loans totaling $8.7 million. Based upon a review of the underlying collateral, which consists of two- to four-family and multi-family rental units, the Company has determined that the value of the properties is not sufficient to allow for the recovery of the outstanding balance. As a result, a $235,000 specific reserve has been established with respect to this relationship. The third borrowing relationship is with an individual with nine loans totaling $4.9 million. The Company believes that the collateral, which consists of one- to four-family and multi-family rental units, is adequate to recover the outstanding principal balance of each of the loans should the respective borrower cease in its efforts to return the loans to a performing status. The fourth borrowing relationship is with an individual with two loans totaling $2.7 million. Based upon a review of the underlying collateral, which primarily consists of a multi-family rental property, the Company has determined that the value of the properties is not sufficient to allow for the recovery of the outstanding balance. As a result, a $92,000 specific reserve has been established with respect to this relationship. The majority of the remainder of the increase in non-performing loans relates to two general categories of borrowers. The first, $12.2 million in non-performing loans relates to a number of lending relationships with small real estate investors whose collateral consist of one- to four-family and multi-family rental properties. Based upon a review of the underlying collateral related to these loans, the Company has determined that the value of the properties, as analyzed on an individual basis, is not sufficient to allow for the recovery of the outstanding balance. As a result, $799,000 in specific reserves has been established with respect to these loans. Lastly, $1.8 million of the increase in non-performing loans related to a number of borrowers who contracted to construct single-family homes on a speculative basis, using a common contractor. Based upon a review of the underlying collateral related to these loans, which consists of single family homes, the Company has determined that the value of the properties, as analyzed on an individual basis, is not sufficient to allow for the recovery of the outstanding balance. As a result, a total of $400,000 specific reserve has been established with respect to these loans. In total, $3.5 million in specific reserves have been established with respect to the $51.5 million in non-performing loans added during the year ended December 31, 2007.
     Of the $80.4 million in total non-performing loans as of December 31, 2007, the Company has determined that $25.7 million represent loans in which the estimated realizable value of the underlying collateral is not sufficient to allow for the recovery of the outstanding balance. As a result of this collateral shortfall, the Company recorded charge-offs totaling $1.5 million and specific reserves totaling $5.1 million. In general, the losses have been somewhat isolated to borrowers that fall into the small real estate investor class which includes borrowers with multiple one- to four-family rental properties or those who have built single family homes on a speculative basis. Generally, loan performance and collateral shortfall issues have resulted from both property mismanagement and a soft real estate market. Based upon its review of the remaining

$54.7 million in non-performing loans, the Company believes that the value of the underlying collateral securing these loans is adequate to recover the outstanding principal balance of each of the loans, should the respective borrower cease efforts to return the loan to a performing status.
     Total real estate owned increased by $8.0 million to $8.5 million as of December 31, 2007, compared to $520,000 as of December 31, 2006. Of the $8.0 million increase in real estate owned between December 31, 2006 and December 31, 2007, $1.3 million of the addition related to four borrowers who contracted to construct single-family homes on a speculative basis, using a common contractor. An additional $1.5 million related to a single lending relationship, consisting of two notes collateralized by two parcels of undeveloped land that was to have been developed into residential real estate. Lastly, $2.6 million related to a number of lending relationships with real estate investors whose collateral consist of one- and four-unit rental properties. Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned. The fair value is primarily based upon appraisals received at the time of foreclosure in addition to an analysis of current real estate market conditions.
     During the year ended December 31, 2007, $6.6 million of interest income would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was. Instead, $3.0 million in interest income was recognized during 2007 on non-accrual loans using the cash basis of accounting. The remaining $3.5 million in interest income on non-accrual loans was contractually due and payable during 2007 but was not reported as interest income.
     There were no accruing loans past due 90 days or more during the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 or the years ended June 30, 2005, 2004 and 2003. Troubled debt restructurings totaled $2.2 million during the year ended December 31, 2007. The troubled debt restructurings consisted of ten loans to one individual. The loans were collateralized by one- to four-family and multi-family rental properties. There were no troubled debt restructurings during the year ended December 31, 2006, the six months ended December 31, 2005 or the years ended June 30, 2005, 2004 and 2003.
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
Allowance for Loan Losses
     Wauwatosa Savings establishes valuation allowances on loans that are deemed to be impaired. A loan is considered impaired when, based on current information and events it is probable that Wauwatosa Savings will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral.
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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

			At or for the
			Six Month
	At or for the Year		Period Ended	At or for the Year Ended
	Ended December 31,		December 31,	June 30,
	2007	2006	2005	2005	2004	2003
	(Dollars in Thousands)
Balance at beginning of period	$7,195	$5,250	$4,606	$3,378	$2,970	$2,479
Provision for loan losses	11,697	2,201	1,035	1,238	860	520
Charge-offs:
Mortgage loans
One- to four-family (1)	1,397	524	97	1	320	26
Over four-family	634	—	169	—	125	—
Construction and land	3,982	—	—	—	—	—
Commercial real estate	27	5	102	2	—	—
Home equity	120	—	—	—	—	—
Consumer	3	7	23	8	8	3

Total charge-offs	6,163	536	391	11	453	29

Recoveries:
Mortgage loans
One- to four-family	68	144	—	—	—	—
Over four-family	—	30	—	—	—	—
Commercial real estate	40	100	—	—	—	—
Home equity	1	—	—	—	—	—
Consumer (1)	1	6	—	1	1	—

Total recoveries	110	280	—	1	1	—

Net charge-offs	6,053	256	391	10	452	29

Allowance at end of year	$12,839	$7,195	$5,250	$4,606	$3,378	$2,970

Ratios:
Allowance for loan losses to non-performing loans at end of period	15.98%	24.91%	29.06%	35.22%	28.11%	19.05%
Allowance for loan losses to net loans outstanding at end of period	0.92%	0.52%	0.40%	0.38%	0.32%	0.32%
Net charge-offs to average loans outstanding (annualized)	0.44%	0.02%	0.06%	0.00%	0.05%	0.00%

(1)	Prior to the year ended December 31, 2007, one- to four-family loans include home equity loans and home equity lines of credit, as a separate breakdown is not available for these years.

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

	At December 31,
	2007			2006		2005
			% of Allowance			% of Allowance			% of Allowance in
		% of Loans in	in Category to		% of Loans in	in Category to		% of Loans in	in Category to
	Allowance for	Category to	Total	Allowance for	Category to	Total	Allowance for	Category to	Total
	Loan Losses	Total Loans	Allowance	Loan Losses	Total Loans	Allowance	Loan Losses	Total Loans	Allowance
	(Dollars In Thousands)
Real Estate:
Residential(1)
One- to four-family	5,424	45.64%	42.25%	4,116	44.17%	57.21%	2,624	46.66%	49.98%
Over four-family	4,369	32.45%	34.03%	2,034	34.10%	28.27%	1,716	32.78%	32.69%
Construction and land	2,087	10.61%	16.26%	167	11.67%	2.32%	234	11.33%	4.46%
Commercial Real Estate	280	3.53%	2.18%	764	3.53%	10.62%	630	2.53%	12.00%
Home equity	536	5.84%	4.17%	—	6.34%	—	—	6.69%	—
Commerical	99	1.92%	0.77%	—	0.18%	—	—	—	—
Consumer	35	0.01%	0.27%	30	0.01%	0.42%	27	0.01%	0.51%
Unallocated	9	0.00%	0.07%	84	0.00%	1.16%	19	—	0.36%

Total allowance for loan losses	$12,839	100.00%	100.00%	$7,195	100.00%	100.00%	$5,250	100.00%	100.00%

(1)	Prior to the year ended December 31, 2007, one- to four-family loans include home equity loans and home equity lines of credit, as a separate breakdown is not available for those years.

	At June 30,
	2005			2004		2003
		% of Loans in	% of Allowance		% of Loans in	% of Allowance		% of Loans in	% of Allowance in
	Allowance for	Category to	in Category to	Allowance for	Category to	in Category to	Allowance for	Category to	in Category to
	Loan Losses	Total Loans	Total Allowance	Loan Losses	Total Loans	Total Allowance	Loan Losses	Total Loans	Total Allowance
	(Dollars In Thousands)
Real Estate:
Residential(1)
One- to four-family	1603	48.36%	34.80%	1118	50.89%	33.10%	844	53.58%	28.42%
Over four-family	1,646	31.36%	35.74%	1,831	30.25%	54.20%	1,852	29.03%	62.36%
Construction and land	712	11.05%	15.46%	100	9.49%	2.96%	—	8.88%	—
Commercial Real Estate	450	2.81%	9.77%	309	4.09%	9.15%	259	4.06%	8.72%
Home equity	10	6.41%	0.22%	—	5.27%	—	—	4.43%	—
Commerical	—	—	—	—	—	—	—	—	—
Consumer	25	0.01%	0.54%	20	0.01%	0.59%	15	0.02%	0.50%
Unallocated	160	—	3.47%	—	—	—	—	—	—

Total allowance for loan losses	$4,606	100.00%	100.00%	$3,378	100.00%	100.00%	$2,970	100.00%	100.00%

(1)	Prior to the year ended December 31, 2007, one –to four-family loans include home equity loans and home equity lines of credit, as a separate breakdown is not available for those years.

     Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors some of which are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectibility in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral and economic conditions in our immediate market area. All loans meeting the criteria established by management are evaluated individually, based primarily on the value of the collateral securing the loan and ability of the borrower to repay as agreed. Specific loss allowances are established as required by this analysis. All loans for which a specific loss review is not required are segregated by loan type and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant including trends in non-performing loan balances, impaired loan balances, classified asset balances and the current economic environment. The allowance is allocated to each category of loans based on the results of the above analysis. Differences between the allocated balances and recorded allowances are reflected as unallocated and are available to absorb losses resulting from the inherent imprecision involved in the loss analysis process.
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
     At December 31, 2007, the allowance for loan losses was $12.8 million, compared to $7.2 million at December 31, 2006. As of December 31, 2007, the allowance for loan losses to total loans receivable was 0.92% and represented 16.0% of non-performing loans, compared to 0.52% and 24.9%, respectively, at December 31, 2006. The increase in the level of the allowance for loan losses as a percentage of loans receivable reflects an increase both in non-performing and overall loans past due during the year ended December 31, 2007. Past due loans increased to $139.6 million at December 31, 2007 from $80.0 million at December 31, 2006.
     Net charge-offs were $6.1 million, or 0.44% of average loans for the year ended December 31, 2007, compared to $256,000, or 0.02% of average loans for the year ended December 31, 2006. Of the $6.1 million in total charge-offs for the year ended December 31, 2007, approximately $4.0 million related to loans secured by construction and land. One lending relationship, consisting of three notes collateralized by two parcels of undeveloped land that was to have been developed into residential real estate, accounted for $2.5 million of the construction and land charge-offs. Management ordered new appraisals on the two parcels in the second quarter of 2007 after the borrower’s stated plans to refinance the loans or sell the land were delayed or abandoned. The updated appraised values reduced by estimated costs of disposal provided the basis for the charge-off. This property was foreclosed upon and is currently held by the Company as real estate owned. The remaining $1.4 million in construction and land charge-offs relate to loans made to a number of borrowers to finance single-family speculative home construction using a common contractor. The contractor was unable to complete the project and the borrowers were unable to cover cost over runs. The charge-offs are based on either “as is” or “as completed” new appraisals. An additional $1.4 million in charge-offs recorded during the year ended December 31, 2007 related to one-to four-family loans. Losses related to loans made to small real estate investor class accounted for $1.0 million of total charge-offs on one –to four-family properties.
     The allowance for loan losses increased by $5.6 million, or 78.4%, during 2007 to $12.8 million at December 31, 2007 from $7.2 million at December 31, 2006. The net increase in specific reserves related to non-performing loans accounted for $4.2 million of the increase, $3.5 million of which related to non-performing loans added during the year ended December 31, 2007. The remaining $1.4 million of the increase is attributable to the general valuation allowance intended to cover probable losses in the existing loan portfolio and was based on the significant increases in actual charge-off experience and in non-performing assets as previously described plus the significant increase in past due but still performing loans. Total loans past due in excess of sixty days increased $55.2 million, or 131.2%, to $97.3 million as of December 31, 2007, compared to $42.1 million as of December 31, 2006. As of December 31, 2007, 95.2% of loans past due were originated prior to 2006 and 67.3% were originated in 2004 and 2005.
     The $11.7 million loan loss provision for the years ended December 31, 2007 is the direct result of the net increase in the ending allowance during the period and the net charge-offs recorded during the period. The increase in the estimated allowance for loan losses for the period of $5.6 million plus the $6.1 million in net charge-offs results in the loan loss provision for the year ended December 31, 2007.
     Our revised underwriting policies and procedures emphasize the fact that credit decisions must rely on both the credit quality of the borrower and the estimated value of the underlying collateral. In the fourth quarter of 2005, it became clear to us that our credit decisions relied too heavily on the estimated value of the underlying collateral. In this scenario, credit quality is assured only when the estimated value of the collateral is objectively determined and is not subject to significant fluctuation either up or down. The quantified deterioration of the credit quality of our loan portfolio as described above is the direct result of borrowers who were not financially strong enough to make regular interest and principal payments or maintain their properties when the economic environment no longer allowed them the option of converting estimated real estate value increases into short-term cash flow.
Mortgage Banking Activity
     The Bank purchased Waterstone Mortgage Corporation in February 2006. Waterstone is a mortgage broker that originates, sells and brokers one- to four-family loans. Waterstone originated $387.3 million in mortgage loans during the year ended December 31, 2007. From the date of acquisition through December 31, 2006, Waterstone originated approximately $200.0 million in loans. Of the $387.3 million originated during the year ended December 31, 2007, $242.1 million were funded by Waterstone through a warehouse line of credit supplied by Wauwatosa Savings Bank. The remaining loans were table funded meaning that the buyer of the loan actually funded the loan at closing. Proceeds from sales to third parties totaled $226.2 million and $80.3 million for the periods ended December 31, 2007 and 2006, respectively. These sales generated approximately $1.8 million and $1.1 million in gains for the periods ended December 31, 2007 and 2006, respectively. These gains are included in total mortgage banking income. The remaining $1.1 million and $1.0 million in mortgage banking income for the periods ended December 31, 2007 and 2006, respectively relate to brokerage fees earned on table funded loans.
     Waterstone originated a smaller portion of bridge loans for its portfolio during the year ended December 31, 2007 and the period from acquisition through December 31, 2006. Approximately $785,000 and $475,000 of these bridge loans remain as loans receivable as of December 31, 2007 and 2006, respectively. These loans are underwritten using national underwriting standards. There is no history of loan loss on these loans.
Investment Activities
     Wauwatosa Investments, Inc. is Wauwatosa Savings’ investment subsidiary located in Las Vegas, Nevada. Wauwatosa Investments, Inc. manages the entire consolidated investment portfolio. Wauwatosa Savings’ Treasurer and its Treasury Officer are responsible for implementing our Investment Policy and monitoring the investment activities of Wauwatosa Investments, Inc. The Investment Policy is reviewed annually by management and changes to the policy are recommended to and subject to the approval of our Board of Directors. Authority to make investments under the approved Investment Policy guidelines is delegated by the Board to designated employees. While general investment strategies are developed and authorized by management, the execution of specific actions rests with the Treasurer and Treasury Officer who may act jointly or severally. In addition, the President of Wauwatosa Investments, Inc. has execution authority for securities transactions. The Treasurer and Treasury Officer are responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment. The Treasurer, the Treasury Officer and the President of Wauwatosa Investments, Inc. are authorized to execute investment transactions (purchases and sales) without the prior approval of the Board and within the scope of the established Investment Policy.
     Our Investment Policy requires that all securities transactions be conducted in a safe and sound manner. Investment decisions are based upon a thorough analysis of each security instrument to determine its quality, inherent risks, fit within our overall asset/liability management objectives, effect on our risk-based capital measurement and prospects for yield and/or appreciation.
     Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, the Company’s investment portfolio is comprised primarily of securities that are classified as available-for-sale. During the year ended December 31, 2007, the Company purchased three structured notes that have been classified as held-to-maturity. There was no sales activity with respect to the available-for-sale investment portfolio during the year ended December 31, 2007. During the year ended December 31, 2006, the Company sold lower yielding debt and mortgage-related securities totaling $12.8 million and $13.0 million, respectively. Total losses realized on the securities sales approximated $819,000. The proceeds from these sales were used to purchase higher yielding mortgage-related securities.

     Available-for-Sale Portfolio
     U.S. Government Sponsored Entity Bonds. At December 31, 2007, our U.S. Government sponsored entity bond portfolio totaled $14.2 million, all of which were issued by government sponsored entities and were classified as available-for-sale. The weighted average yield on these securities was 4.45% and the weighted average remaining average life was 1.8 years at December 31, 2007. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and prepayment protection. The estimated fair value of our government sponsored entity bond portfolio at December 31, 2007 was $186,000 more than the amortized cost of $14.0 million. All government entity bonds are pledged as collateral for borrowings at December 31, 2007.
     Mortgage-Related Securities. We purchase government sponsored enterprise mortgage- related securities issued by Fannie Mae, Freddie Mac and Ginnie Mae and corporate sponsored mortgage-related securities issued by investment banks. We invest in mortgage-related securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk. We regularly monitor the credit quality of the mortgage-related portfolio and have confirmed that these securities have no underlying sub-prime mortgage lending exposure at December 31, 2007.
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
     At December 31, 2007, mortgage-related securities, all of which were classified as available-for-sale, totaled $130.6 million, or 7.6% of assets and 8.2 % of average interest earning assets. The mortgage-related securities portfolio had a weighted average yield of 5.46% and a weighted average remaining life of 4.9 years at December 31, 2007. The estimated fair value of our mortgage-related securities at December 31, 2007 was $63,000 more than the amortized cost of $130.5 million. Mortgage-related securities valued at $76.8 million are pledged as collateral for borrowings at December 31, 2007. Investments in mortgage-related securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected in a rising interest rate environment, particularly since virtually all of our mortgage-related securities have a fixed rate of interest.
     Municipal Obligations. These securities consist of obligations issued by states, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds. Our Investment Policy requires that such state agency or municipal obligations be rated “A” or better by a nationally recognized rating agency. A security that is downgraded below investment grade will require additional analysis of credit worthiness and a determination will be made to hold or dispose of the investment. At December 31, 2007, Wauwatosa Savings’ state agency and municipal obligations portfolio totaled $27.1 million, all of which was classified as available-for-sale. The weighted average yield on this portfolio was 4.25% at December 31, 2007, with a weighted average remaining life of 19.7 years. All municipal securities are either issued by a Wisconsin municipality or are rated AA or better. The estimated value of our municipal obligations bond portfolio at December 31, 2007 was $182,000 less than the amortized cost of $27.3 million. While the estimated market value of the municipal obligations portfolio is negatively impacted by the financial difficulties being encountered by the companies that ensure the bonds, the credit quality of the bonds themselves has not declined.
     Held-to-Maturity Portfolio. As of December 31, 2007, the Company held three securities that have been designated as held-to-maturity. The securities have a total amortized cost of $7.6 million and an estimated fair value of $7.2 million. Each security is callable quarterly and one security, with an amortized cost of $2.0 million was called during the first quarter of 2008. The remaining two securities are callable beginning in the first quarter of 2009 with a final maturity in 2022. The weighted average yield on this portfolio was 7.51% at December 31, 2007, with a weighted average remaining life of 12.7 years.

     Investment Securities Portfolio.
   The following table sets forth the carrying values of our available-for-sale mortgage-related and debt securities portfolio at the dates indicated.

			At December 31,				At June 30,
	2007		2006		2005		2005
	Amortized		Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
			(In Thousands)
Securities Available for Sale:

Government sponsored entity bonds	$13,996	$14,182	$13,450	$13,257	$26,577	$25,950	$26,580	$26,387
Mortgage-related securities	130,547	130,610	100,693	98,873	93,515	91,578	54,438	53,445
Municipal obligations	27,277	27,095	4,278	4,421	4,278	4,427	3,923	4,159
Other securities	250	250	794	779	—	—	—	—

Total securities available for sale	$172,070	$172,137	$119,215	$117,330	$124,370	$121,955	$84,941	$83,991

Portfolio Maturities and Yields. The composition and maturities of the mortgage-related and debt securities portfolio at December 31, 2007 are summarized in the following table. Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur. Municipal obligation yields have not been adjusted to a tax-equivalent basis. Certain mortgage-related securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2007, mortgage-related securities with adjustable rates totaled $189,000.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
					(Dollars in Thousands)
Securities available for sale:
Government sponsored entity bonds	$2,991	4.04%	$11,191	4.56%	—	—	—	—	$14,182	4.45%
Mortgage-related securities	1,585	3.40%	51,947	5.12%	75,948	5.73%	1,130	4.93%	130,610	5.46%
Municipal obligations	—	—	—	—	1,664	3.78%	25,431	4.28%	27,095	4.25%
Other securities	—	—	250	4.05%	—	—	—	—	250	4.05%

Total securities available for sale	$4,576	3.80%	$63,388	5.04%	$77,612	5.69%	$26,561	4.31%	$172,137	5.18%

Securities held to maturity:
Corporate notes	—	—	—	—	—	—	$7,646	7.51%	$7,646	7.51%

Sources of Funds
          General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We now also rely on advances from the Federal Home Loan Bank of Chicago and borrowings from other commercial banks in the form of repurchase agreements collateralized by investment securities. In addition to deposits and borrowings, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.
          Deposits. A majority of our depositors are persons who work or reside in Milwaukee and Waukesha Counties and, to a lesser extent, other southeastern Wisconsin communities. We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, and fixed-term certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We also accept non-local, brokered deposits. Certificates of deposit comprised 83.2% of total deposits at December 31, 2007, and had a weighted average cost of 4.75% on that date. Our high reliance on certificates of deposit results in a higher cost of funding than would otherwise be the case if demand deposits, savings and money market accounts made up a larger part of our deposit base. Expansion and development of the Wauwatosa Savings branch network is expected to result in a decreased reliance on higher cost certificates of deposit by aggressively seeking lower cost savings, checking and money market accounts.
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
          The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on historical experience, management believes our deposits are relatively stable. It is unclear whether future levels of deposits will reflect our historical experience with deposit customers. The ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At December 31, 2007 and December 31, 2006, $826.9 million and $883.3 million, or 83.2% and 85.3%, respectively, of our deposit accounts were certificates of deposit, of which $627.4 million and $693.4 million, respectively, had maturities of one year or less. The percentage of our deposit accounts that are certificates of deposit is greater than most of our competitors.
          Deposits obtained from brokers totaled $14.9 million and $36.3 million at December 31, 2007 and 2006, respectively. Brokered deposits are utilized when their relative cost compares favorably to the cost of local deposits. This is generally the case in a declining interest rate environment as local market deposit rates lag the national market. Brokered deposits are also used when it is necessary as a result of higher than expected loan growth or other short-term liquidity needs to obtain significant additional funding over a period of weeks rather than months. Brokered deposits at December 31, 2007 were 1.5% of total deposits and have not exceeded 12.2% of total deposits during the past three years.
          Total deposits declined by $41.7 million, or 4.0%, from December 31, 2006 to December 31, 2007. This net decline was the result of a $56.4 million, or 6.4%, decline in certificates of deposit partially offset by a $19.9 million, or 21.1%, increase in money market and savings accounts during the year. Funding previously provided by brokered deposits has been replaced by local transaction accounts, local certificates of deposit and Federal Home Loan Bank advances. Brokered deposits declined by $21.4 million, or 59.0%, between December 31, 2006 and December 31, 2007. Brokered deposits are more interest rate sensitive than are local time deposits. As a result, brokered deposits are typically added during periods of declining short-term interest rates and allowed to run-off during periods of rising short-term interest rates.

     The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,									At June 30,
	2007			2006			2005			2005
			Weighted			Weighted			Weighted			Weighted
			Average			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in Thousands)
Deposit type:
Demand deposits	$18,950	1.91%	0.00%	$15,087	1.46%	0.00%	$17,667	1.69%	0.00%	$18,816	1.67%	0.00%
NOW accounts	34,260	3.44%	0.82%	43,320	4.18%	0.95%	64,623	6.18%	1.41%	82,045	7.27%	1.74%
Regular savings	19,162	1.93%	0.87%	18,177	1.75%	0.40%	20,962	2.00%	0.50%	23,614	2.09%	0.50%
Money market and savings deposits	95,225	9.57%	3.66%	76,295	7.36%	4.70%	12,603	1.21%	3.03%	3,503	0.31%	1.06%

Total transaction accounts	167,597	16.85%	2.35%	152,879	14.75%	2.67%	115,855	11.08%	1.21%	127,978	11.34%	1.24%
Certificates of deposit	826,938	83.15%	4.75%	883,339	85.25%	4.63%	929,738	88.92%	3.80%	1,000,813	88.66%	3.52%

Total deposits	$994,535	100.00%	4.35%	$1,036,218	100.00%	4.34%	$1,045,593	100.00%	3.51%	$1,128,791	100.00%	3.26%

          At December 31, 2007, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $183.4 million. The following table sets forth the maturity of those certificates at December 31, 2007.

(In Thousands)
Due
Three months or less	$53,022
Over three months through six months	28,547
Over six months through 12 months	57,712
Over 12 months	44,091

Total	$183,372

          Borrowings. Our borrowings at December 31, 2007 consist of advances from the Federal Home Loan Bank of Chicago, repurchase agreements collateralized by investment securities and federal funds purchased. At December 31, 2007, we had access to additional Federal Home Loan Bank advances of up to $92.1 million. The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

			At or For the Six	At or For
	At or For the Year Ended		Months Ended	the Year
	December 31,		December 31,	Ended June 30,
	2007	2006	2005	2005
			(Dollars in Thousands)
Borrowings:
Balance outstanding at end of period	$475,484	334,003	201,212	93,162
Weighted average interest rate at the end of period	4.16%	4.31%	3.90%	3.07%
Maximum amount of advances outstanding at any month end during the period	475,484	349,003	201,212	106,162

Average balance outstanding during the period	403,577	277,505	142,560	80,364
Weighted average interest rate during the period	4.28%	4.25%	3.50%	3.71%
Average Balance Sheet and Rate Yield Analysis
See item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Average Balance Sheets and Yield/Costs and — Rate/Volume Analysis.”
Cash Dividends
     Wauwatosa Holdings did not pay any cash dividends on its common stock during the years ended December 31, 2007 and 2006 or during the period from October 5, 2005 through December 31, 2005. There were no common shares outstanding prior to October 5, 2005.

Subsidiary Activities
          Wauwatosa Holdings currently has one wholly-owned subsidiary, Wauwatosa Savings, which in turn has three wholly-owned subsidiaries. Wauwatosa Investments, Inc., which holds and manages our investment portfolio, is located and incorporated in the state of Nevada. Waterstone Mortgage Corporation is a mortgage broker incorporated in Wisconsin with offices in Wisconsin and Colorado. Main Street Real Estate Holdings, LLC, an inactive, single member LLC, owned bank office facilities and held bank office facility leases and is organized in Wisconsin.
          Wauwatosa Investments, Inc. Established in 1998, Wauwatosa Investments, Inc. operates in Nevada as Wauwatosa Savings’ investment subsidiary. This wholly-owned subsidiary owns and manages the majority of the consolidated investment portfolio. It has its own board of directors currently comprised of its President, the Wauwatosa Savings Chief Financial Officer, Treasury Officer and the Chairman of the Company’s Board of Directors.
          Waterstone Mortgage Corporation. Acquired in February 2006, Waterstone Mortgage Corporation is a mortgage broker with seven offices in Wisconsin, an office in Denver, Colorado plus employees in Florida, Montana and Hawaii. Waterstone Mortgage Corporation was the second largest mortgage broker in the Milwaukee area based on 2007 dollar volume of retail first and second mortgages originated. It has its own board of directors currently comprised of its President, the Wauwatosa Savings CEO, CFO, Senior Vice President and General Counsel and the Vice President Residential Lending.
          Main Street Real Estate Holdings, LLC. Established in 2002, Main Street Real Estate Holdings, LLC was established to acquire and hold Bank office and retail facilities both owned and leased. Main Street Real Estate Holdings, LLC is currently inactive.
Personnel
As of December 31, 2007, we had 292 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.
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
     Loans and Investments
          Wisconsin Law and Regulations. Under Wisconsin law and regulation, Wauwatosa Savings is authorized to make, invest in, sell, purchase, participate or otherwise deal in mortgage loans or interests in mortgage loans without geographic restriction, including loans made on the security of residential and commercial property. Wisconsin savings banks also may lend funds on a secured or unsecured basis for business, corporate commercial or agricultural purposes, provided the total of all such loans does not exceed 10% of Wauwatosa Savings’ total assets, unless the WDFI authorizes a greater amount. Loans are subject to certain other limitations, including percentage restrictions based on Wauwatosa Savings’ total assets.
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
          Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of Wauwatosa Savings’ capital plus an additional 10% for loans fully secured by readily marketable collateral. In addition, and notwithstanding the 15% of capital and additional 10% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of Wauwatosa Savings’ capital, subject to certain conditions. At December 31, 2007, Wauwatosa Savings did not have any loans which exceeded the “loans-to-one borrower” limitations.
          Finally, under Wisconsin law, Wauwatosa Savings must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A Wisconsin savings bank that fails to meet this qualified thrift lender test becomes subject to certain operating restrictions otherwise applicable only to commercial banks. At December 31, 2007, Wauwatosa Savings maintained 97.1% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.
          Federal Law and Regulation. FDIC regulations also govern the equity investments of Wauwatosa Savings, and, notwithstanding Wisconsin law and regulations, the FDIC regulations prohibit Wauwatosa Savings from making certain equity investments and generally limit Wauwatosa Savings’ equity investments to those that are permissible for national banks and their subsidiaries. Under FDIC regulations, Wauwatosa Savings must obtain prior FDIC approval before directly, or indirectly through a majority-owned subsidiary, engaging “as principal” in any activity that is not permissible for a national bank unless certain exceptions apply. The activity regulations provide that state banks which meet applicable minimum capital requirements would be permitted to engage in certain activities that are not permissible for national banks, including guaranteeing obligations of others, activities which the FRB has found to be closely related to banking, and certain real estate and securities activities conducted through subsidiaries. The FDIC will not approve an activity that it determines presents a significant risk to the FDIC insurance fund. The activities of Wauwatosa Savings and its subsidiaries are permissible under applicable federal regulations.
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
     Deposits
          Wisconsin Law and Regulation. Under Wisconsin law, Wauwatosa Savings is permitted to establish deposit accounts and accept deposits. Wauwatosa Savings’ board of directors, or its designee, determines the rate and amount of interest to be paid on or credited to deposit accounts.
     Deposit Insurance
          Wisconsin Law and Regulation. Under Wisconsin law, Wauwatosa Savings is required to obtain and maintain insurance on its deposits from a deposit insurance corporation. The deposits of Wauwatosa Savings are insured up to the applicable limits by the FDIC.
          Federal Deposit Insurance.
          Wauwatosa Savings is a member of the Deposit Insurance Fund and its deposit accounts are insured by the Federal Deposit Insurance Corporation up to prescribed limits. The Federal Deposit Insurance Corporation administers the Deposit Insurance Fund, which generally insures commercial bank, savings association and state savings bank deposits. The Deposit Insurance Fund was created as a result of the merger of the Bank Insurance Fund and the Savings Association Insurance Fund as of March 31, 2006, pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). This statute also reforms the deposit insurance system by:
•	keeping the insurance coverage limit for individual accounts and municipal accounts at $100,000 but providing an inflation adjustment process which permits an adjustment effective January 1, 2011 and every five years thereafter based on the Personal Consumption Expenditures Index (with 2005 as the base year of comparison), unless the Federal Deposit Insurance Corporation concludes such adjustment would be inappropriate for reasons relating to risks to the Deposit Insurance Fund;

•	increasing insurance coverage limits for self-directed retirement accounts to $250,000, subject to the same inflation adjustment process described above;

•	prohibiting undercapitalized members from accepting employee benefit plan deposits;

•	providing for the payment of credits based on a member’s share of the assessment base as of December 31, 1996 and equal to an aggregate of $4.7 billion for all members, which credits can offset Federal Deposit Insurance Corporation assessments subject to certain limits;

•	providing for the declaration of dividends to members (based on a member’s share of the assessment base on December 31, 1996, and premiums paid after that date) equal to 50% of the amount in the Deposit Insurance Fund in excess of a reserve ratio of 1.35% and 100% of such amount in excess of a reserve ratio of 1.50%, subject to the Federal Deposit Insurance Corporation’s right to suspend or limit dividends based on risks to the Deposit Insurance Fund; and

•	eliminating the mandatory assessment (up to 23 basis points) if the Deposit Insurance Fund falls below 1.25% of insured deposits and retaining assessments based on risk, needs of the Deposit Insurance Fund, and the effect on the members’ capital and earnings. The Federal Deposit Insurance Corporation is authorized to set a reserve ratio of between 1.15% and 1.5% and will have five years to restore the Deposit Insurance Fund if the ratio falls below 1.15%. On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations that set the designated reserve ratio for the Deposit Insurance Fund at 1.25% beginning January 1, 2007.
          Also on November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations that establish a risk-based premium system. Under the new system, the Federal Deposit Insurance Corporation will evaluate each institution’s risk based on three primary sources of information: supervisory ratings for all insured institutions, financial ratios for most institutions and long-term debt issuer ratings for large institutions that have such ratings. An institution’s assessments will be based on the insured institution’s ranking in one of four risk categories. Effective January 1, 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven cents for every $100 of domestic deposits. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 cents, respectively. An increase in assessments could have an adverse affect on Wauwatosa Holdings’ earnings.

          Capitalization
          Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank’s capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends. At December 31, 2007, Wauwatosa Savings’ capital to assets ratio, as calculated under Wisconsin law, was 9.94%.
          Federal Law and Regulation. Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Wauwatosa Savings, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier I capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier I capital is the sum of common shareholders’ equity, non-cumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.
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
     As a bank holding company, Wauwatosa Holdings is subject to capital adequacy guidelines for bank holding companies similar to those of the FDIC for state-chartered banks. Wauwatosa Holding’s shareholders’ equity exceeds these requirements as of December 31, 2007.
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
     Prompt Corrective Regulatory Action
          The Federal Deposit Insurance Corporation Improvement Act requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.
          The Federal Deposit Insurance Corporation may order savings banks which have insufficient capital to take corrective actions. For example, a savings bank which is categorized as “undercapitalized” would be subject to growth limitations and would be required to submit a capital restoration plan, and a holding company that controls such a savings bank would be required to guarantee that the savings bank complies with the restoration plan. A “significantly undercapitalized” savings bank would be subject to additional restrictions. Savings banks deemed by the Federal Deposit Insurance Corporation to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.
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
          The primary source of Wauwatosa Holdings’ cash flow, including cash flow to pay dividends on Wauwatosa Holdings’ Common Stock, is the payment of dividends to Wauwatosa Holdings by Wauwatosa Savings. The Federal Deposit Insurance Corporation has the authority to prohibit Wauwatosa Savings from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of Wauwatosa Savings. In addition, since Wauwatosa Savings is a subsidiary of a savings and loan holding company, Wauwatosa Savings must file a notice with the Office of Thrift Supervision at least 30 days before the board declares a dividend or approves a capital distribution.
     Liquidity and Reserves
          Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the saving bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”). At December 31, 2007, Wauwatosa Savings’ Required Liquidity Ratio was 8.0%, and Wauwatosa Savings was in compliance with this requirement. In addition, 50% of the liquid assets maintained by Wisconsin savings banks must consist of “primary liquid assets”, which are defined to include securities of the United States government and United States government agencies. At December 31, 2007, Wauwatosa Savings was in compliance with this requirement.
          Federal Law and Regulation. Under federal law and regulations, Wauwatosa Savings is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions, including Wauwatosa Savings, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 2007, a depository institution was required to maintain average daily reserves equal to 3% on the first $45.8 million of transaction accounts and an initial reserve of $1.1 million, plus 10% of that portion of total transaction accounts in excess of $45.8 million. The first $8.5 million of otherwise reservable balances (subject to adjustment by the FRB) are exempt from the reserve requirements. These percentages and threshold limits are subject to adjustment by the FRB. Savings institutions have authority to borrow from the Federal Reserve System “discount window,” but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System. As of December 31, 2007, Wauwatosa Savings met its Regulation D reserve requirements.

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
     Examinations and Assessments
          Wauwatosa Savings is required to file periodic reports with and is subject to periodic examinations by the WDFI and FDIC. Federal regulations require annual on-site examinations for all depository institutions except those well-capitalized institutions with assets of less than $100 million; annual audits by independent public accountants for all insured institutions with assets in excess of $1 billion; the formation of independent audit committees of the boards of directors of insured depository institutions for institutions with assets equal to or in excess of $500 million; and management of depository institutions to prepare certain financial reports annually and to establish internal compliance procedures. Wauwatosa Savings is required to pay examination fees and annual assessments to fund its supervision. Wauwatosa Savings paid an aggregate of $84,000 in assessments for the calendar year ended December 31, 2007.

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
     Community Reinvestment Act.
          Under the Community Reinvestment Act (“CRA”), Wauwatosa Savings has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the Federal Deposit Insurance Corporation in connection with its examination of Wauwatosa Savings, to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by Wauwatosa Savings. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent regulatory examination, Wauwatosa Savings was rated “satisfactory” with respect to its CRA compliance.
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
          Wauwatosa Savings, as a member of the FHLB-Chicago, is required to acquire and hold shares of capital stock in the FHLB-Chicago in an amount equal to the greater of (i) 1% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 0.3% of total assets. Wauwatosa Savings is in compliance with this requirement with an investment in FHLB-Chicago stock of $19.3 million at December 31, 2007.
          Among other benefits, the FHLBs provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Chicago. At December 31, 2007, Wauwatosa Savings had $385.8 million in advances from the FHLB-Chicago.

     USA PATRIOT Act
          The USA PATRIOT Act of 2001 gave the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.
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
          Federal Law and Regulation. Lamplighter Financial and Wauwatosa Holdings are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. They are registered with and regulated by the Office of Thrift Supervision. Pursuant to Section 10(o) of the Home Owners’ Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company, such as Lamplighter Financial, MHC and a federally chartered mid-tier holding company, such as Wauwatosa Holdings may engage in the following activities: (i) investing in the stock of a savings bank, (ii) acquiring a mutual savings bank through the merger of such savings bank into a savings bank subsidiary of such holding company or an interim savings bank subsidiary of such holding company, (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings bank, (iv) investing in a corporation, the capital stock of which is available for purchase by a savings bank under federal law or under the law of any state where the subsidiary savings bank or savings banks share their home offices, (v) furnishing or performing management services for a savings bank subsidiary of such company, (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company, (vii) holding or managing properties used or occupied by a savings bank subsidiary of such company, (viii) acting as trustee under deeds of trust, (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987, (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting, and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director of the Office of Thrift Supervision. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.
          The Home Owners’ Loan Act prohibits a savings and loan holding company, including Wauwatosa Holdings and Lamplighter Financial, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.
          The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.
          Waivers of Dividends by Lamplighter Financial, MHC.
          Office of Thrift Supervision regulations require Lamplighter Financial, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Wauwatosa Holdings. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: the waiver would not be detrimental to the safe and sound operation of the subsidiary savings bank; and the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s depositors. We anticipate that Lamplighter Financial, MHC will waive any dividends paid by Wauwatosa Holdings. As long as Wauwatosa Savings remains a Wisconsin chartered savings bank, (i) any dividends waived by Lamplighter Financial, MHC must be retained by Wauwatosa Holdings or Wauwatosa Savings and segregated, earmarked, or otherwise identified on the books and records of Wauwatosa Holdings or Wauwatosa Savings, (ii) such amounts must be taken into account in any valuation of the institution, and factored into the calculation used in establishing a fair and reasonable basis for exchanging shares in any subsequent conversion of Lamplighter Financial, MHC to stock form and (iii) such amounts shall not be available for payment to, or the value thereof transferred to, minority shareholders, by any means, including through dividend payments or at liquidation.
          Conversion of Lamplighter Financial, MHC to Stock Form.
          Office of Thrift Supervision regulations permit Lamplighter Financial, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to Wauwatosa Holdings (the “New Holding Company”), Lamplighter Financial, MHC ‘s corporate existence would end, and certain depositors of Wauwatosa Savings would receive the right to subscribe for shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by shareholders other than Lamplighter Financial, MHC (“Minority Shareholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Shareholders own the same percentage of common stock in the New Holding Company as they owned in Wauwatosa Holdings immediately prior to the Conversion Transaction subject to adjustment for any mutual holding company assets or waived dividends, as applicable. The total number of shares of common stock held by Minority Shareholders after a Conversion Transaction also would be increased by any purchases by Minority Shareholders in the stock offering conducted as part of the Conversion Transaction.
          Any Conversion Transaction would require the approval of a majority of the outstanding shares of common stock of Wauwatosa Holdings held by Minority Shareholders and by two thirds of the total outstanding shares of common stock of Wauwatosa Holdings. Any Conversion Transaction also would require the approval of a majority of the eligible votes of depositors of Lamplighter Financial, MHC.
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
          Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Wauwatosa Savings was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of the 1996 Act, Wauwatosa Savings was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). At December 31, 2007, Wauwatosa Savings had no reserves subject to recapture in excess of its base year.
          Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Wauwatosa Savings failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2007, our total federal pre-1988 base year reserve was approximately $16.7 million. However, under current law, pre-1988 base year reserves remain subject to recapture if Wauwatosa Savings makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.
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
          Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2007, Wauwatosa Savings had no net operating loss carryforwards for federal income tax purposes.
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
Item 1A. Risk Factors
     Changing Interest Rates May Hurt Our Profits.
          The Federal Reserve has lowered its target for the federal funds rate from 4.25% effective December 11, 2007 to 3.00% effective January 30, 2008. If interest rates continue to fall, and if our loans and investments reprice downwards faster than the cost of deposits and borrowings, we would experience compression of our net interest margin, which would have a negative effect on our profitability. Specifically, at December 31, 2007, $619 million in loans will be subject to repricing within a 12-month period. For the most part, these loans are not indexed and do not automatically reprice. However, experience indicates that if rates fall, a significant portion of this total will be refinanced or otherwise modified to reflect the lower rate environment. In addition, if the decline in rates is significant enough, a significant portion of the remaining loan portfolio will also be refinanced at lower rates.
If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.
          We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we analyze our loss and delinquency experience by loan categories and we consider the impact of existing economic conditions. If the results of our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance which would decrease our net income. Although we are unaware of any specific problems with our loan portfolio that would require any increase in our allowance at the present time, it may need to be increased further in the future due to credit deterioration, our emphasis on loan growth and on increasing our portfolio of commercial real estate loans.
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
During 2007 We Experienced a Significant Deterioration in Our Loan Portfolio Resulting in Increased Delinquencies, Non-performing Loans and Charge-offs.
          During 2007, we experienced a significant increase in non-performing loans and loan delinquencies. Our non-performing loans increased from $28.9 million at December 31, 2006 to $80.4 million at December 31, 2007. Moreover, our loans delinquent 60 days or more increased from $42.1 million at December 31, 2006 to $97.3 million an December 31, 2007. This deterioration in our loan portfolio has contributed to increased charge-offs. To the extent that our loan portfolio experiences further deterioration, our financial condition and results of operations may be materially and adversely affected.
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
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
     We conduct substantially all of our business through eight banking offices and our automated teller machines (“ATM”).

		Year	Date of
	Owned Or	Acquired	Lease	December 31, 2007
Location	Leased	Or Leased	Expiration	Net Book Value
				(In Thousands)
Branches:
7500 West State Street
Wauwatosa, Wisconsin	Own	1971	N/A	$1,276

6560 South 27th Street
Oak Creek, Wisconsin	Own	1986	N/A	$1,291

21505 East Moreland Blvd
Waukesha, Wisconsin	Capital Lease	2005	2009	$5,295

1233 Corporate Center Drive
Oconomowoc, Wisconsin	Own	2003	N/A	$2,756

1230 George Towne Drive
Pewaukee, Wisconsin	Own	2004	N/A	$3,860

6555 S 108th St
Franklin, Wisconsin	Own	2006	N/A	$2,625

W188N9820 Appleton Ave
Germantown, Wisconsin	Own	2006	N/A	$2,617

10101 W Greenfield Ave
West Allis, Wisconsin	Own	2006	N/A	$4,479

7136 W State Street (1)
Wauwatosa, Wiscsonsin	Own	2000	N/A	$562

Corporate Center:
11200 West Plank Court
Wauwatosa, Wisconsin	Own	2004	N/A	$4,854

(1)	Drive-up banking facility only.

Item 3. Legal Proceedings
     We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2007, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable

Part II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities
     The common stock of Wauwatosa Holdings, Inc. is traded on The NASDAQ Global Select Market® under the symbol WAUW.
     As of February 29, 2008, there were 31,250,897 of common stock outstanding and 4,616 shareholders of record of the common stock. Wauwatosa Holdings, Inc became a publicly-held corporation on October 4, 2005.
     Wauwatosa Holdings did not pay any cash dividends on its common stock during the years ended December 31, 2007 and 2006 or during the period from October 5, 2005 through December 31, 2005. There were no common shares outstanding prior to October 5, 2005. Our Board has not currently considered a policy of paying cash dividends on the common stock. If the Board considers a cash dividend in the future, which cannot be assured, the payment of dividends will depend upon a number of factors, including capital requirements, Wauwatosa Holdings’ and Wauwatosa Savings’ financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions and regulatory restrictions that affect the payment of dividends by Wauwatosa Savings to Wauwatosa Holdings. No assurances can be given that any dividends will be paid or that, if paid, they will not be reduced or eliminated in the future. Special cash dividends, stock dividends or returns of capital, to the extent permitted by applicable policy and regulation, may be paid in addition to, or in lieu of, regular cash dividends. Accordingly, it is anticipated that any cash distributions made by Wauwatosa Holdings to its shareholders would be treated as cash dividends and not as a non-taxable return of capital for federal and state tax purposes.
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

Market Information
The high and low quarterly trading prices during fiscal 2007 and 2006 were as follows:

2007	High	Low
1st Quarter	$17.99	17.07
2nd Quarter	17.99	16.11
3rd Quarter	16.65	14.41
4th Quarter	17.02	12.78

2006	High	Low
1st Quarter	$13.85	$11.44
2nd Quarter	17.06	13.08
3rd Quarter	18.90	15.70
4th Quarter	18.23	17.17
Stock Repurchase Program
On September 5, 2006, the Board of Directors of Wauwatosa Holdings, Inc. approved the commencement of the Company’s first stock repurchase program for up to 1.5 million shares, or 14% of the Company’s outstanding common stock held by shareholders other than Lamplighter Financial, MHC. On June 12, 2007, the Board of Directors of the Company approved a second share repurchase program for 1.4 million shares, or 15% of its outstanding common stock held by shareholders other than Lamplighter Financial, MHC. Repurchases have and will be made by the Company from time to time in open-market transactions or otherwise as, in the opinion of management, market conditions warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes. The following table provides the specified information about the repurchases of shares by the Company during the fourth quarter of 2007.

			Total number of	Maximum number
			shares purchased	of shares that may
	Total number	Average	as part of	yet be purchased
	of shares	price paid	publicly announced	under the
Period	purchased	per share	plans or programs	plans or programs (1)

October 1 - October 31, 2007	—		—	352,565
November 1 - November 30, 2007	110,635	14.38	110,635	241,930
December 1 - December 31, 2007	57,370	13.86	57,370	184,560

	168,005	14.20

(1)	At period end.

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

Stock/Index	10/4/2005	12/31/05	3/31/06	6/30/06	9/30/06	12/31/06	3/31/07	6/30/07	9/30/07	12/31/07
Wauwatosa Holdings Common Stock (WAUW)	100.00	114.40	136.00	170.60	176.50	178.20	174.80	165.40	162.50	128.20
NASDAQ Stock Market (^IXIC)	100.00	103.08	109.37	101.53	105.57	112.90	113.19	121.68	126.28	123.98
America’s Community Bankers NASDAQ Index	100.00	102.75	109.05	108.42	104.59	108.63	102.78	97.49	93.98	81.70

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
     The summary financial information presented below is derived in part from the Company’s audited financial statements, although the table itself is not audited. The following data should be read together with the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” later in this report.

	At December 31,			At June 30,
	2007	2006	2005	2005	2004	2003
	(In Thousands)
Selected Financial Condition Data:

Total assets	$1,710,202	$1,648,470	$1,511,209	$1,386,132	$1,240,084	$1,104,893
Available for sale securities	172,137	117,330	121,955	83,991	99,549	90,453
Federal Home Loan Bank stock	19,289	17,213	14,406	14,097	13,322	8,658
Loans receivable, net	1,389,209	1,365,712	1,306,716	1,213,561	1,063,594	940,053
Cash and cash equivalents	17,884	73,807	16,498	20,467	19,392	28,767
Deposits	994,535	1,036,218	1,045,593	1,128,791	1,035,588	909,491
Borrowings	475,484	334,003	201,212	93,162	60,000	60,000
Total shareholders’ equity	201,819	241,272	231,696	133,416	122,799	114,596
Allowance for loan losses	12,839	7,195	5,250	4,606	3,378	2,970
Non-performing loans	80,350	28,888	18,065	13,076	12,015	15,588

			Six Months
			Ended
	Years Ended December 31,		December 31,	Years Ended June 30,
	2007	2006	2005	2005	2004	2003
	(In Thousands, except per share amounts)
Selected Operating Data:
Interest income	$96,975	$92,228	$42,036	$74,207	$66,088	$66,451
Interest expense	62,134	53,779	20,758	36,068	32,432	34,459

Net interest income	34,841	38,449	21,278	38,139	33,656	31,933
Provision for loan losses	11,697	2,201	1,035	1,238	860	520

Net interest income after provision for loan losses	23,144	36,248	20,243	36,901	32,796	31,472
Noninterest income	6,842	5,156	2,244	3,257	3,035	2,993
Noninterest expense	28,682	28,652	18,303	23,522	20,384	17,618

Income before income taxes	1,304	12,752	4,184	16,636	15,447	16,847
Provision for income taxes (benefit)	(254)	4,699	1,471	7,520	4,863	5,742

Net income	$1,558	$8,053	$2,713	$9,116	$10,584	$11,105

Income (loss) per share — basic (1)	$0.05	$0.24	$(0.02)	N/A	N/A	N/A

Income (loss) per share — diluted (1)	$0.05	$0.24	$(0.02)	N/A	N/A	N/A

(1)	The 2005 loss per share is based upon net loss and weighted average shares outstanding from the date of reorganization (October 4, 2005) to December 31, 2005.

			At or for the
			Six Months
	At or For the Years Ended		Ended
	December 31,		December 31,	At or For the Years Ended June 30,
	2007	2006	2005	2005	2004	2003
Selected Financial Ratios (4) and Other Data:

Performance Ratios:
Return on average assets	0.09%	0.50%	0.36%	0.70%	0.90%	1.08%
Return on average equity	0.72	3.41	3.22	7.12	8.88	10.19
Interest rate spread (1)	1.74	2.00	2.43	2.74	2.70	2.84
Net interest margin (2)	2.19	2.52	2.96	3.04	2.98	3.19
Noninterest expense to average assets	1.73	1.80	2.44	1.81	1.74	1.71
Efficiency ratio (3)	68.85	66.19	77.84	56.88	55.55	50.36
Average interest-earning assets to average interest-bearing liabilities	111.68	114.59	118.38	110.29	109.71	110.09

Capital Ratios:
Equity to total assets at end of period	11.80%	14.64%	15.33%	9.63%	9.90%	10.37%
Average equity to average assets	13.07	14.79	11.25	9.83	10.15	10.56
Total capital to risk-weighted assets	13.43	21.36	22.79	14.05	15.02	15.61
Tier I capital to risk-weighted assets	12.52	20.75	22.29	13.58	14.62	15.22
Tier I capital to average assets	10.08	14.47	14.23	9.84	10.18	10.50

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.92%	0.52%	0.40%	0.38%	0.32%	0.32%
Allowance for loan losses as a percent of non-performing loans	15.98	24.91	29.06	35.22	28.11	19.05
Net charge-offs to average outstanding loans during the period	0.44	0.02	0.06	0	0.05	0
Non-performing loans as a percent of total loans	5.73	2.10	1.39	1.07	1.13	1.65
Non-performing assets as a percent of total assets	5.20	1.75	1.21	0.98	1.03	1.41

Other Data:
Number of full service offices	8	7	5	5	5	4
Number of limited service offices	1	1	1	1	1	1

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)	Represents net interest income as a percent of average interest-earning assets.

(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income.

(4)	Ratios for six-month period have been annualized.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     On October 4, 2005, Wauwatosa Savings Bank completed its reorganization and initial public offering of common stock of Wauwatosa Holdings, Inc. Upon completion of the reorganization, Lamplighter Financial, MHC (a Wisconsin chartered mutual holding company) owned approximately 68% of the outstanding shares of common stock of Wauwatosa Holdings, Inc. and Wauwatosa Holdings, Inc. owned 100% of the common stock of the Bank. As of December 31, 2007, Lamplighter Financial, MHC owned approximately 74% of the Company.
     Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of residential loans, construction loans and debt and mortgage-related securities and the interest we pay on our interest-bearing liabilities, consisting primarily of time deposits and borrowings from the Federal Home Loan Bank of Chicago. Wauwatosa Savings is a mortgage lender with mortgage loans comprising 98.1% of total loans receivable on December 31, 2007. Further, 83.9% of loans receivable at December 31, 2007 are residential mortgage loans of which 45.6% are one— to four-family loans and 32.5% are over four-family residential mortgage loans. Wauwatosa Savings funds loan production primarily with retail deposits. Total deposits were 58.2% of total assets on December 31, 2007. In addition, 83.2% of total deposits were time deposits also known as certificates of deposit. Deposits obtained from brokers totaled $14.9 million at December 31, 2007. Wauwatosa Savings uses borrowings from the Federal Home Loan Bank of Chicago as a secondary source of funding. Federal Home Loan Bank advances outstanding on December 31, 2007 totaled $385.8 million or 22.6% of total assets.
     Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service fees, income from the increase on the cash surrender value of life insurance and miscellaneous other income. Non-interest expense currently consists primarily of compensation and employee benefits, occupancy, data processing, advertising and marketing and other operating expenses including consulting and other professional fees. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.
Critical Accounting Policies
     Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets.
     Allowance for Loan Losses. Wauwatosa Savings establishes valuation allowances on loans deemed to be impaired. A loan is considered impaired when, based on current information and events, it is probable that Wauwatosa Savings will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral.
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
     Income Taxes. The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes is based upon income in the consolidated financial statements, rather than amounts reported on the income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.
     Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement.
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
     Management believes its tax policies and practices are critical because the determination of the tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We have no plans to change the tax recognition methodology in the future. If our estimated valuation allowance is too high or too low it will affect our future net income. Net deferred tax assets totaled $9.7 million, $7.9 million and $6.8 million on December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, 2006 and 2005, there was a valuation allowance of $244,000, net of $131,000 federal income tax benefit, $234,000, net of $126,000 federal income tax benefit and $225,000, net of $121,000 federal income tax benefit, respectively, related to the deferred tax asset recognized for the Wisconsin charitable contribution deduction carryforward. There were no valuation allowances as of June 30, 2005. If our estimated current and deferred tax assets and liabilities and any related estimated valuation allowance is too high or too low, it will affect our future net income in the year that the new information enabling us to better evaluate our estimates of income tax assets and liabilities becomes available.
Comparison of Financial Condition at December 31, 2007 and at December 31, 2006
     Total Assets. Total assets increased by $61.7 million, or 3.7%, to $1.7 billion at December 31, 2007 from $1.6 billion at December 31, 2006. The increase in total assets resulted primarily from increases in securities available-for-sale, loans receivable and loans held for sale as funded by cash and cash equivalents and borrowings.
     Cash and Cash Equivalents. Cash and cash equivalents decreased by $55.9 million, or 75.8%, to $17.9 million at December 31, 2007 from $73.8 million at December 31, 2006. Cash was used to purchase securities, treasury shares and to fund loans receivable.
     Securities Available for Sale. Securities available for sale increased by $54.8 million, or 46.7%, to $172.1 million at December 31, 2007 from $117.3 million at December 31, 2006. This targeted increase in the investment portfolio resulted in adding a net $31.7 million in mortgage-related securities and $22.7 million in bank qualified municipal securities.
     Securities Held to Maturity. Three structured corporate notes valued at $7.6 million were added to the investment portfolio in the first quarter of 2007. The terms of these high yield securities result in a high potential for market value volatility. Therefore, as the Company has the intent and ability to hold these securities until maturity, the structured corporate notes have been classified as held-to-maturity rather than as available-for-sale.
     Loans Held for Sale. Loans held for sale increased by $17.1 million, or 328.4%, to $23.1 million at December 31, 2007 from $5.4 million at December 31, 2006. This represents mortgage loans originated by Waterstone that will be sold in the secondary market. Fluctuations in the balance of loans held for sale result primarily from the timing of loan closings and sales to third parties.

     Loans Receivable. Loans receivable increased $29.1 million, or 2.1%, to $1.40 billion at December 31, 2007 from $1.37 billion at December 31, 2006. The increase in loans receivable was primarily attributable to a $34.3 million increase in one- to four-family loans and a $25.6 million increase in commercial business loans, offset by a $14.9 million decrease in over four —family loans and a $12.3 million decrease in construction and land loans. During the year ended December 31, 2007, $13.5 million in loans were transferred to real estate owned. The slower growth in loans receivable in 2007 compared to 2006 is directly tied to the downturn in the local real estate market.
     Federal Home Loan Bank Stock. Federal Home Loan Bank Chicago (FHLBC) stock increased by $2.1 million, or 12.1%, to $19.3 million at December 31, 2007 from $17.2 million at December 31, 2006. This increase is the result of the increase in Federal Home Loan Bank advances outstanding at December 31, 2007 as compared to December 31, 2006. Minimum stock ownership is based on a combination of member bank mortgage loans and Federal Home Loan Bank advances outstanding. Wauwatosa Savings owns the minimum required amount of Federal Home Loan Bank stock. The Federal Home Loan Bank has not paid a dividend since the second quarter of 2007 when it paid a 2.80% dividend. On October 10, 2007, the FHLBC entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC has received approval of the Director of the Office of Supervision of the Federal Housing Finance Board (“OS Director”). The order also provides that dividend declarations are subject to the prior written approval of the OS Director.
     Real Estate Owned. Total real estate owned increased by $8.0 million to $8.5 million as of December 31, 2007, compared to $520,000 as of December 31, 2006. This increase is the direct result of the deterioration of the local real estate market.
     Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased by $3.0 million, or 25.6%, to $14.7 million at December 31, 2007 from $11.7 million at December 31, 2006. The biggest single increase in prepaid expenses and other assets relates to deferred federal and state income taxes which increased by $1.8 million from December 31, 2006 to December 31, 2007. That increase includes $2.4 million attributable to the allowance for loan losses and $944,000 attributable to accrued interest on non-performing loans. These increases in deferred tax assets were partially offset by an $832,000 decrease in the federal deferred tax asset on the state tax liability for the Nevada settlement and by a $684,000 decrease in the deferred tax asset related to unrealized losses on securities available for sale.
     Deposits. Total deposits decreased $41.7 million, or 4.0%, to $944.5 million at December 31, 2007 from $1.04 billion at December 31, 2006. Total time deposits decreased $56.4 million, or 6.4%, to $826.9 million at December 31, 2007 from $883.3 million at December 31, 2006. Non-local, wholesale time deposits decreased $34.9 million, or 70.1%, from $49.8 million at December 31, 2006 to $14.9 million at December 31, 2007. Total demand deposits decreased $5.2 million, or 8.9%, from $58.4 million at December 31, 2006 to $53.2 million at December 31, 2007. Partially offsetting the decrease in time and demand deposits, total money market and savings deposits increased $19.9 million, or 21.1%, to $114.4 million at December 31, 2007 from $94.5 million at

December 31, 2006. We developed and promoted competitive retail and business money market accounts in order to lower the overall cost of funding. The 6.4% decline in time deposits combined with the 21.1% increase in money market and savings accounts resulted in a small overall shift in higher cost time deposits to lower cost transactional accounts. Lower cost transactional accounts increased to 16.9% of total deposits at December 31, 2007 from 14.8% at December 31, 2006.
     Borrowings. Total borrowings increased $141.5 million, or 42.4%, to $475.5 million at December 31, 2007 from $334.0 million at December 31, 2006. At December 31, 2007, borrowings are comprised of $385.8 million in Federal Home Loan Bank advances, $84.0 million in repurchase agreements and $5.7 million in overnight federal funds borrowings. At December 31, 2006, all borrowings were Federal Home Loan Bank advances. Borrowings were primarily used for 2007 funding purposes due to favorable rates and terms as compared to alternate funding sources including retail and wholesale time deposits.
     Other Liabilities. Other liabilities increased $970,000, or 2.6%, to $37.8 million at December 31, 2007 from $36.8 million at December 31, 2006. The increase resulted from a $3.2 million increase in outstanding escrow checks, partially offset by a $2.3 million decrease in accrued income taxes. The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out at the end of the fourth quarter. These amounts remain classified as other liabilities until paid.
     Shareholders’ Equity. Shareholders’ equity decreased $39.5 million, or 16.4%, to $201.8 million at December 31, 2007 from $241.3 million at December 31, 2006. The decrease was primarily attributable to the repurchase of 2.7 million shares of Company stock at a total cost of $45.3 million. This decrease was partially offset by 2007 net income of $1.6 million, by $1.7 million in incentive stock compensation, by a $1.3 million decline in unrealized loss on securities available-for-sale, net of taxes and by $1.3 million for ESOP shares allocated.
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

					Years Ended December 31,
	2007				2006				2005
	Average			Average	Average			Average	Average			Average
	Balance	Interest		Rate	Balance	Interest		Rate	Balance	Interest		Rate
	(Dollars in Thousands)
Interest-earning assets:

Loans receivable, net	$1,387,803	$87,101	(1)	6.28%	$1,350,865	$83,822	(1)	6.21%	$1,219,707	$74,020	(1)	6.07%

Mortgage related securities(5) (6)	111,132	5,869		5.28	87,102	4,263		4.89	83,296	2,466		2.96
Other earning assets	90,859	4,005		4.41	90,729	4,143		4.57	61,288	3,250		5.30

Total interest-earning assets	1,589,794	96,975		6.10	1,528,696	92,228		6.03	1,364,291	79,736		5.84

Noninterest-earning assets	69,015				68,286				57,461

Total assets	$1,658,809				$1,596,982				$1,421,752

Interest-bearing liabilities:
Demand and money market accounts	143,295	4,478		3.13	$110,907	2,810		2.53	$89,694	1,156		1.29
Savings accounts	19,299	83		0.43	20,658	101		0.49	23,812	119		0.50
Certificates of deposit	857,319	40,297		4.70	925,026	39,080		4.22	970,977	34,152		3.52

Total interest-bearing deposits	1,019,913	44,858		4.40	1,056,591	41,991		3.97	1,084,483	35,427		3.27
Borrowings	381,614	16,791		4.40	265,821	11,472		4.32	110,979	3,719		3.35
Other interest bearing liabilities	21,963	485		2.21	11,684	316		2.70	11,151	391		3.51

Total interest-bearing liabilities	1,423,490	62,134		4.36	1,334,096	53,779		4.03	1,206,613	39,537		3.28

Noninterest-bearing liabilities	18,442				26,716				81,398

Total liabilities	1,441,932				1,360,812				1,288,011
Equity	216,877				236,170				133,741

Total liabilities and equity	$1,658,809				$1,596,982				$1,421,752

Net interest income		$34,841				$38,449				$40,199

Net interest rate spread (2)				1.74%				2.00%				2.56%

Net interest-earning assets (3)	$166,304				$194,600				$157,678

Net interest margin (4)				2.19%				2.52%				2.95%
Average interest-earning assets to average interest- bearing liabilities				111.68%				114.59%				113.07%

(1)	Includes net deferred loan fee amortization income of $2,164,000, $885,000 and $940,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Average balance of available for sale securities is based on amortized historical cost.

(6)	Interest income from tax exempt securities is not significant to total interest income, therefore, interest and yield on interest earnings assets are not stated on a tax equivalent basis.

	Six Month Period Ended December 31,
	2005				2004
		Interest				Interest
	Average	and			Average	and
	Balance	Dividends		Yield/Cost	Balance	Dividends		Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,258,594	$38,516	(1)	6.12%	$1,106,826	$34,272	(1)	6.19%
Mortgage related securities(5) (6)	65,426	1,389		4.25	68,044	1,206		3.54
Other earning assets	113,023	2,131		3.77	56,248	1,102		3.92

Total interest-earning assets	1,437,043	42,036		5.85	1,231,118	36,580		5.94

Noninterest-earning assets	62,987				51,989

Total assets	$1,500,030				$1,283,107

Interest-bearing liabilities:
Demand and money market accounts	$92,170	792		1.72	$92,174	412		0.89
Savings accounts	18,088	60		0.66	24,912	63		0.51
Certificates of deposit	961,144	17,414		3.62	928,164	15,453		3.33

Total interest-bearing deposits	1,071,402	18,266		3.41	1,045,250	15,928		3.05
Borrowings	127,046	2,258		3.55	74,031	1,253		3.39

Other interest bearing liabilities	15,514	234		3.02	13,333	109		1.64

Total interest-bearing liabilities	1,213,962	20,758		3.42	1,132,614	17,290		3.05

Noninterest-bearing liabilities	117,302				11,133

Total liabilities	1,331,504				1,143,747
Equity	168,766				139,360

Total liabilities and equity	$1,500,030				$1,283,107

Net interest income		$21,278				$19,290

Net interest rate spread (2)				2.43%				2.89%
Net interest-earning assets (3)	$223,081				$98,504

Net interest margin (4)				2.96%				3.13%
Average interest-earning assets to average interest-bearing liabilities				118.38%				108.70%

(1)	Includes net deferred loan fee amortization income of $512,000 and $504,000 for the six month periods ended December 31, 2005 and 2004, respectively.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Average balance of available for sale securities is based on amortized historical cost.

(6)	Interest income from tax exempt securities is not significant to total interest income, therefore, interest and yield on interest earnings assets are not stated on a tax equivalent basis.

	Years Ended June 30,
	2005				2004
		Interest				Interest
	Average	And			Average	And
	Balance	Dividends		Yield/Cost	Balance	Dividends		Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,140,444	$69,775	(1)	6.12%	$996,511	$61,530	(1)	6.17%
Mortgage related securities(5) (6)	51,229	2,283		4.46	86,426	3,264		3.78
Other earning assets	64,943	2,149		3.31	45,953	1,294		2.82

Total interest-earning assets	1,256,616	74,207		5.91	1,128,890	66,088		5.85

Non-interest-earning assets	45,149				44,973

Total assets	$1,301,765				$1,173,863

Interest-bearing liabilities:
Demand and money market accounts	$76,758	899		1.17	$88,324	884		1.00
Savings accounts	27,944	122		0.44	22,675	113		0.50
Certificates of deposit	954,322	32,068		3.36	847,126	29,084		3.43

Total interest-bearing deposits	1,059,024	33,089		3.12	958,125	30,081		3.14
Advances from the Federal Home Loan Bank and Federal funds purchased	74,785	2,783		3.72	65,237	2,109		3.23
Other interest bearing liabilities	5,579	196		3.51	5,624	242		4.29
Total interest-bearing liabilities	1,139,388	36,068		3.17	1,028,986	32,432		3.15

Non-interest-bearing liabilities	34,351				25,680

Total liabilities	1,173,739				1,054,666
Equity	128,026				119,197

Total liabilities and equity	$1,301,765				$1,173,863

Net interest income		$38,139				$33,656

Net interest rate spread (2)				2.74%				2.70%
Net interest-earning assets (3)	$117,288				$99,904

Net interest margin (4)				3.04%				2.98%
Average interest-earning assets to average interest-bearing liabilities				110.29%				109.71%

(1)	Includes net deferred loan fee amortization income of $932,000 and $1,008,000 for the years ended June 30, 2005 and 2004, respectively.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Average balance of available for sale securities is based on amortized historical cost.

(6)	Interest income from tax exempt securities is not significant to total interest income, therefore, interest and yield on interest earnings assets are not stated on a tax equivalent basis.

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

	Years Ended December 31,			Years Ended December 31,
	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable(1) (2)	$2,311	968	3,279	$8,108	1,694	9,802
Mortgage relates securites(3)	1,248	358	1,606	$117	1,680	1,797
Other interest earning assets	6	(144)	(138)	1,256	(363)	893

Total interest-earning assets	3,565	1,182	4,747	9,481	3,011	12,492

Interest expense:
Demand and money market	927	741	1,668	325	1,329	1,654
Savings accounts	(6)	(12)	(18)	(15)	(3)	(18)
Certificates of deposit	(2,262)	3,479	1,217	(1,516)	6,444	4,928

Total interest-bearing deposits	(1,341)	4,208	2,867	(1,206)	7,770	6,564
Borrowings	5,091	229	5,320	6,427	1,326	7,753
Other interest bearing liabilities	213	(45)	168	20	(95)	(75)

Total interest-bearing liabilities	3,963	4,392	8,355	5,241	9,001	14,242

Net change in net interest income	$(398)	(3,210)	(3,608)	$4,240	(5,990)	(1,750)

(1)	Includes net deferred loan fee amortization income of $2,164,000, $885,000 and $940,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

(2)	Non-accrual loans have been included in average loans receivable balance.

	Six Month Period Ended
	December 31,			Years Ended June 30,
	2005 vs. 2004			2005 vs. 2004
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable(1) (2)	$4,649	(405)	4,244	$8,812	(567)	8,245
Mortgage related securites(3)	$(48)	231	183	(1,495)	514	(981)
Other interest earning assets	1,072	(43)	1,029	697	158	855

Total interest-earning assets	5,673	(217)	5,456	8,014	105	8,119

Interest expense:
Demand and money market accounts	—	380	380	(124)	139	15
Savings accounts	(20)	17	(3)	24	(15)	9
Certificates of deposit	516	1,445	1,961	3,614	(630)	2,984

Total interest-bearing deposits	496	1,842	2,338	3,514	(506)	3,008
Borrowings	946	59	1,005	(1,128)	1,802	674
Other interest bearing liabilities	14	111	125	(2)	(44)	(46)

Total interest-bearing liabilities	1,456	2,012	3,468	2,384	1,252	3,636

Net change in net interest income	$4,217	(2,229)	1,988	$5,630	(1,147)	4,483

(1)	Includes net deferred loan fee amortization income of $512,000, $504,000, $932,000 and $1,008,000 for the six month periods ended December 31, 2005 and 2004 and the years ended June 30, 2005 and 2004, respectively.

(2)	Non-accrual loans have been included in average loans receivable balance.

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006
     General. Net income for the year ended December 31, 2007 totaled $1.6 million, or $0.05 for both basic and diluted earnings per share compared to net income of $8.1 million, or $0.24 for basic and diluted earnings per share for the year ended December 31, 2006. For the year ended December 31, 2007, our return on average assets was 0.09% and our return on average equity was 0.72%, compared to 0.50% and 3.41%, respectively, for the year ended December 31, 2006. The $6.5 million decrease in net income was due primarily to a $9.5 million increase in the provision for loan losses, and a $3.6 million decrease in net interest income, partially offset by a $1.7 million increase in non interest income and a $5.0 million decrease in income tax expense.
     Total Interest Income. Total interest income increased $4.7 million, or 5.1%, to $97.0 million during the year ended December 31, 2007 compared to $92.2 million for the year ended December 31, 2006. Interest income on loans increased $3.3 million, or 3.9%, to $87.1 million for the year ended December 31, 2007 compared to $83.8 million for the year ended December 31, 2006. The increase in interest income resulted from an increase in the average outstanding loans receivable balance of $36.9 million, or 2.7%, to $1.39 billion during the year ended December 31, 2007 from $1.35 billion during the year ended December 31, 2006. The increase in interest income also reflects a 7 basis point increase in the average yield on loans to 6.28% for the year ended December 31, 2007 from 6.21% for the year ended December 31, 2006. The remaining increase in total interest income reflected interest income from mortgage-related securities which increased $1.6 million, or 37.7%, to $5.9 million for the year ended December 31, 2007 compared to $4.3 million for the year ended December 31, 2006. This was due to the increase in the average outstanding balance of the mortgage-related securities portfolio of $24.0 million, or 27.6%, to $111.1 million during the year ended December 31, 2007 from $87.1 million during the year ended December 31, 2006. The increase in interest income from mortgage-related securities also reflects a 39 basis point increase in the average yield on investment securities to 5.28% for the year ended December 31, 2007 from 4.89% for the year ended December 31, 2006. The increase in interest income on loan and mortgage-related securities was partially offset by a decrease in interest on other earning assets. Interest on other earning assets decreased $138,000, or 3.3%, to $4.0 million for the year ended December 31, 2007 compared to $4.1 million for the year ended December 31, 2006. This was due primarily to a 16 basis point decrease in the average yield on other earning assets to 4.41% for the year ended December 31, 2007 from 4.57% for the year ended December 31, 2006. The decrease in average yield on other interest earning assets results primarily from a decline in dividends received on the Company’s FHLB stock. The FHLB stock yielded a return of 2.92% during the year ended December 31, 2006, however, the yield for the year ended December 31, 2007 decreased to 2.11%, which resulted from the FHLB’s decision to not distribute a dividend in the third and fourth quarters of fiscal 2007.
     Total Interest Expense. Total interest expense increased by $8.3 million, or 15.5%, to $62.1 million during the year ended December 31, 2007 from $53.8 million during the year ended December 31, 2006. This increase was the result of an increase in both the rates paid on deposits and borrowings and an increase in average borrowings outstanding.
     Interest expense on deposits increased $2.9 million, or 6.8%, to $44.9 million during the year ended December 31, 2007 from $42.0 million during the year ended December 31, 2006 as a result of an increase in the cost of deposits, which was partially offset by a decrease in average deposits outstanding. The cost of total average deposits increased by 43 basis points to 4.40% for the year ended December 31, 2007 compared to 3.97% for the year ended December 31, 2006. The increase in the average cost of funding was partially offset by a decrease of $36.7 million, or 3.5%, in the average balance of deposits to $1.02 billion during the year ended December 31, 2007 from $1.06 billion during the year ended December 31, 2006.
     Interest expense on borrowings increased $5.5 million, or 46.7%, to $17.2 million during the year ended December 31, 2007 from $11.7 million during the year ended December 31, 2006. The increase resulted primarily from an increase in average borrowings outstanding of $115.8 million, or 43.6%, to $381.6 million during the year ended December 31, 2007 from $265.8 million during the year ended December 31, 2006. The increase in average borrowings was compounded by an 8 basis point increase in the average cost of borrowings to 4.40% during the year ended December 31, 2007 from 4.32% during the year ended December 31, 2006.
     Net Interest Income. Net interest income decreased by $3.6 million or 9.4%, during the year ended December 31, 2007 as compared to the year ended December 31, 2006. The decrease resulted from a 26 basis point decrease in our net interest rate spread to 1.74% for the year ended December 31, 2007 from 2.00% for the year ended December 31, 2006. The 26 basis point decrease in the net interest rate spread resulted from a 33 basis point increase in the cost of interest bearing liabilities, which was partially offset by a 7 basis point increase in the yield on interest earning assets. The Company experienced net interest margin compression as the yield curve remained inverted for the majority of 2007. The decrease in net interest income resulting from a decrease in our net interest rate spread was compounded by a decrease in net average earning assets of $28.3 million, or 14.5%, to $166.3 million for the year ended December 31, 2007 from $194.6 million from the year ended December 31, 2006.
     Provision for Loan Losses. Our provision for loan losses increased $9.5 million to $11.7 million during the year ended December 31, 2007, from $2.2 million during the year ended December 31, 2006. The provision increased during the year ended December 31, 2007 in order to reflect the deterioration of our credit quality resulting in an increase in net charge-offs, in specific loan loss provisions, in loans past due and in non-performing loans. Net charge-offs totaled $6.1 million for the year ended December 31, 2007 compared to $256,000 for the year ended December 31, 2006. Specific loan loss provisions totaling $5.1 million were provided in 2007 for non-performing loans where the estimated value of the underlying collateral is not sufficient to allow full recovery of the outstanding loan balance. Loans past due increased by $59.7 million, or 74.6%, to $139.6 million at December 31, 2007 from $80.0 million at December 31, 2006. Non-performing loans increased by $51.5 million, or 178.1%, to $80.4 million at December 31, 2007 from $28.9 million at December 31, 2006.
     Non-interest Income. Total non-interest income increased $1.7 million, or 32.7%, to $6.9 million during the year ended December 31, 2007 from $5.2 million during the year ended December 31, 2006. The increase was primarily due to in increase in mortgage banking income and an absence of a loss on sales of securities. Mortgage banking income increased $803,000, or 38.1%, to $2.9 million for the year ended December 31, 2007 compared to $2.1 million for the year ended December 31, 2006. In addition, in 2006, $26.7 million of investment securities were sold at a loss of $819,000. The proceeds from the sales were used to purchase higher yielding securities. There were no sales of securities during the year ended December 31, 2007.
     Non-interest Expense. Total non-interest expense increased $30,000, or 0.1%, to $28.7 million during the year ended December 31, 2007. While relatively unchanged in the aggregate, overall non-interest expense was affected by increases in occupancy, office furniture and equipment and real estate owned expense which were offset by decreases in compensation, payroll taxes and other employee benefits and other non-interest expense.
     Compensation, payroll taxes and other employee benefit expense decreased $722,000, or 4.5%, to $15.5 million during the year ended December 31, 2007 from $16.2 million during the year ended December 31, 2006. Expense related to our stock option and restricted stock plans totaled $1.7 million during the year ended December 31, 2007. There was no comparable expense in the prior year. This increase was offset by a decrease in salary expense and involuntary termination benefits. Salary expense decreased by $2.2 million, or 17.3% to $10.5 million during the year ended December 31, 2007 compared to $12.7 million during the year ended December 31, 2006. Salary expense decreased as a result of a shift from cash bonus compensation to equity incentives. Involuntary termination benefits decreased by $211,000, or 90.9%, to $21,000 during the year ended December 31, 2007 compared to $232,000 during the year ended December 31, 2006.
     Occupancy, office furniture and equipment increased by $686,000, or 15.9%, to $5.0 million during the year ended December 31, 2007 from $4.3 million during the year ended December 31, 2006. The increase relates primarily to the operation of three new branch offices located in Franklin, Germantown and West Allis, Wisconsin that opened in August 2006, November 2006 and March 2007, respectively.
     Real estate owned expense increased $1.1 million to $1.2 million during the year ended December 31, 2007 compared to $116,000 during the year ended December 31, 2006. Real estate owned expense includes net expenses from the maintenance and operation of foreclosed properties in addition to net gains and/or losses upon the ultimate disposition of the property. The increase compared to the prior year is a direct result of the increase in foreclosed properties transferred from the loan portfolio during the year ended December 31, 2007 compared to the year ended December 31, 2006. We held real estate with a total estimated fair value, less costs to sell of $8.5 million at December 31, 2007 compared to $520,000 at December 31, 2006.
     Other non-interest expense decreased $715,000, or 24.0%, to $2.3 million for the year ended December 31, 2007 from $3.0 million during the year ended December 31, 2006. The decrease is the result of the reduction in amortization of Waterstone Mortgage Corporation intangibles and decreases in brokered deposit fees, employee related business expenses and insurance expense.
     Income Taxes. The effective tax rate for the year ended December 31, 2007 was a 19.6% benefit as compared to 36.9% expense for the year ended December 31, 2006. The 2007 effective tax rate was comprised of a federal effective rate of 20.4% and a state effective benefit rate of 39.8%. The federal rate was low due to the relatively low level of consolidated pretax income as a result of high loan loss provisions. The state benefit was generated by pretax losses from the

Wisconsin banking subsidiary. As it is anticipated that these benefits will be realized in future periods, a valuation reserve was not deemed necessary for the state net operating loss carry forward.
     Net Income. As a result of the foregoing factors, net income for the year ended December 31, 2007 decreased $6.5 million, or 80.7%, to $1.6 million, from $8.1 million during the year ended December 31, 2006.
Comparison of Operating Results for the Years Ended December 31 2006 and 2005
     General. Net income for the year ended December 31, 2006 totaled $8.1 million, or $0.24 for both basic and diluted earnings per share compared to net income of $6.0 million for the year ended December 31, 2005. Due to the timing of the conversion during the prior year, there was no comparable earnings per share amount for the full twelve months ended December 31, 2005. For the year ended December 31, 2006, our return on average assets was 0.50% and our return on average equity was 3.41%, compared to 0.43% and 4.52%, respectively, for the year ended December 31, 2005. The increase in net income was due primarily to a decrease in income tax expense. The effective tax rate dropped from 50.3% for the year ended December 31, 2006 to 36.9% for the year ended December 31, 2006 due to the March 2005 accrual of estimated state tax liability net of federal deferred tax benefit related to the Wisconsin Department of Revenue indication that it will assess franchise taxes on certain income of the Wauwatosa Savings out-of-state investment subsidiary.
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
     Provision for Loan Losses. Provision for loan losses increased $292,000, or 15.3%, to $2.2 million during the year ended December 31, 2006, from $1.9 million during the year ended December 31, 2005. The higher provision for the year ended December 31, 2006 was the result of growth of the overall loan portfolio, a continued increase in non-performing loans and specific loan loss provisions identified and recognized during the period.
     Non-interest Income. Total non-interest income increased $1.7 million, or 48.2%, to $5.2 million during the year ended December 31, 2006 from $3.5 million during the year ended December 31, 2005. The increase was primarily due to $2.1 million in mortgage banking income generated by Waterstone, a subsidiary purchased by the Bank in February 2006. The increase in non-interest income generated by Waterstone was partially offset by losses on the sale of investment securities. In September 2006, $26.7 million of investment securities with unrealized losses approximating $819,000 were designated for sale with the unrealized loss expensed in the third quarter. The securities were sold and the proceeds were used to purchase higher yielding securities.
     Non-interest Expense. Total non-interest expense decreased $948,000, or 3.2%, to $28.7 million during the year ended December 31, 2006 from $29.6 million during the year ended December 31, 2005. The decrease was primarily the result of a decrease in charitable contributions, which was offset by increases in compensation, payroll taxes and other employee benefits, occupancy and data processing expenses.
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
Liquidity and Capital Resources
     We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Our liquidity ratio averaged 2.3% and 2.3% for the years ended December 31, 2007 and 2006. Our liquidity ratio averaged 3.4%, 1.7% and 1.4% for the six-month periods ended December 31, 2005 and 2004 and for the year ended June 30, 2005, respectively. The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans. We also adjust liquidity as appropriate to meet asset and liability management objectives. The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the full Asset/Liability Committee. Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators. Regulatory liquidity, as required by the Wisconsin Department of Financial Institutions, is based on current liquid assets as a percentage of the prior month’s average deposits and short-term borrowings. Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings. The Bank’s primary and total regulatory liquidity at December 31, 2007 was 4.08% and 12.01%, respectively.
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

     A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2007 and 2006, respectively, $17.9 million and $73.8 million of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, Federal funds purchased and advances from the FHLBC.
     On October 10, 2007, the FHLBC entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC has received approval of the Director of the Office of Supervision of the Federal Housing Finance Board (“OS Director”). The order also provides that dividend declarations are subject to the prior written approval of the OS Director. We currently hold, at cost, $19.3 million of FHLBC stock, all of which we believe we will ultimately be able to recover. Based upon correspondence we received from the FHLBC, also incorporated into FHLBC’s 8-K, there is currently no expectation that this cease and desist order will impact the short- and long-term funding options provided by the FHLBC.
     Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
     During the years ended December 31, 2007 and 2006 and the six months ended December 31, 2005 and the year ended June 30, 2005, our loan originations, net of collected principal, totaled $48.6 million, $68.7 million, $88.2 million and $153.1 million, respectively. Cash received from the calls and maturities of debt and mortgage-related securities totaled $23.1 million, $15.5 million, $16.7 million and $46.5 million for the years ended December 31, 2007 and 2006 and the six months ended December 31, 2005 and the year ended June 30, 2005, respectively. We purchased $76.4 million, $36.0 million, $56.4 million and $34.3 million in debt and mortgage-related securities classified as available-for-sale during the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the year ended June 30, 2005, respectively. In addition, we purchased $7.6 million in securities classified as held-to-maturity during the year ended December 31, 2007. We sold $25.9 million and $5.3 million in available-for-sale debt and mortgage-related securities during the years ended December 31, 2006 and June 30, 2005, respectively. There were no securities sold during the year ended December 31, 2007 or six months ended December 31, 2005.
     Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors. The net decrease in deposits was $41.7 million, $9.4 million and $83.2 million during the years ended December 31, 2007 and 2006 and 2005 and the six months ended December 31, 2005, respectively. The net increase in total deposits was $93.2 million for the year ended June 30, 2005.
     Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds. At December 31, 2007, we had $385.8 million in advances from the Federal Home Loan Bank of

Chicago, of which $47.8 million was due within 12 months, and an additional available borrowing limit of $92.1 million based on collateral requirements of the Federal Home Loan Bank of Chicago.
     At December 31, 2007, we had outstanding commitments to originate loans of $16.7 million and unfunded commitments under lines of credit and standby letters of credit of $69.9 million. At December 31, 2007, certificates of deposit scheduled to mature in less than one year totaled $627.4 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances in order to maintain our level of assets. However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
     Wauwatosa Savings has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following tables present information indicating various non-deposit contractual obligations and commitments of Wauwatosa Savings as of December 31, 2007 and the respective maturity dates.
Contractual Obligations

			More Than	More than
			One Year	Three Years
		One Year or	Through	Through Five
	Total	Less	Three Years	Years	Over Five Years
			(In Thousands)
Deposits without a stated maturity (5)	$167,597	$167,597	$—	$—	$—
Certificates of deposit (5)	826,938	627,410	175,196	24,077	255
Federal Home Loan Bank advances (1)	385,779	47,779	53,000	—	285,000
Repurchase agreements (5)	84,000	—	—	—	84,000
Operating leases (2)	211	107	104	—	—
Capital lease (3)	3,675	300	3,375	—	—
State income tax obligation (4)	3,726	1,242	2,484
Salary continuation agreements	2,833	576	1,152	340	765

Total Contractual Obligations	$1,474,759	$845,011	$235,311	$24,417	$370,020

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans. Excludes interest which will accrue on the advances. All Federal Home Loan Bank advances with maturities exceeding five years are callable on a quarterly basis with the initial call at various times from February 2008 through March 2009.

(2)	The repurchase agreements are callable on a quarterly basis with the initial call in March 2009.

(3)	Represents non-cancelable operating leases for offices and equipment.

(4)	Represents remaining amounts due to the Wisconsin Department of Revenue related to the operations of the Company’s Nevada subsidiary.

(5)	Excludes interest
     The following table details the amounts and expected maturities of significant off-balance sheet commitments as of December 31, 2007.

Other Commitments

				More than
			More than	Three
			One Year	Years
			Through	Through
		One Year or	Three	Five	Over Five
	Total	Less	Years	Years	Years
	(In Thousands)
Real estate loan commitments(1)	$16,674	$16,674	$—	$—	$—
Unused portion of home equity lines of credit(2)	31,492	31,492	—	—	—
Unused portion of construction loans(3)	27,336	27,336	—	—	—
Unused portion of business lines of credit	8,721	8,721
Standby letters of credit	2,337	1,776	476	85	—

Total Other Commitments	$86,560	$85,999	$476	$85	$0

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
Impact of Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The Company adopted SFAS 157 on January 1, 2008 and the adoption did not have a material impact on financial position, results of operation or liquidity.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. The statement allows an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period. The statement also requires additional disclosures to identify the effects of an entity’s fair value election on its earnings. The Company adopted SFAS 159 on January 1, 2008 and the adoption did not have a material impact on financial position, results of operation or liquidity.

     In December 2007, the FASB issued SFAS No. 141 (revised December 2007), Business Combinations, which replaces FASB Statement No. 141, “Business Combinations.” This statement requires an acquirer to recognize identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their full fair values at that date, with limited exceptions. Assets and liabilities assumed that arise from contractual contingencies as of the acquisition date must also be measured at their acquisition-date full fair values. SFAS 141R requires the acquirer to recognize goodwill as of the acquisition date, and in the case of a bargain purchase business combination, the acquirer shall recognize a gain. Acquisition-related costs are to be expensed in the periods in which the costs are incurred and the services are received. Additional presentation and disclosure requirements have also been established to enable financial statement users to evaluate and understand the nature and financial effects of business combinations. SFAS 141R is to be applied prospectively for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS 141R when required in 2009.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 requires noncontrolling interests to be treated as a separate component of equity, rather than a liability or other item outside of equity. This statement also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the income statement. Changes in a parent’s ownership interest, as long as the parent retains a controlling financial interest, must be accounted for as equity transactions, and should a parent cease to have a controlling financial interest, SFAS 160 requires the parent to recognize a gain or loss in net income. Expanded disclosures in the consolidated financial statements are required by this statement and must clearly identify and distinguish between the interest of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is to be applied prospectively for fiscal years beginning on or after December 15, 2008, with the exception of presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt SFAS 160 when required in 2009 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
     In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings. This SAB discusses the SEC’s views regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB 109 supersedes SAB 105 and is consistent with the guidance in SFAS No. 156, “Accounting for Servicing of Financial Assets,” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” in which the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Consistent with the requirements of SAB 105, SAB 109 also requires internally-developed intangible assets (such as customer relationship intangible assets) to not be recorded as part of the fair value of a derivative loan commitment. SAB 109 is to be applied prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company will adopt SAB 109 when required in 2008 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.

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
Quarterly Financial Information
     The following table sets forth certain unaudited quarterly data for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
2007 (unaudited)
Interest income	$23,575	$24,335	$24,420	$24,645
Interest expense	14,809	15,345	15,913	16,067

Net interest income	8,766	8,990	8,507	8,578
Provision for loan losses	350	5,676	2,826	2,845

Net income after provision for loan losses	8,416	3,314	5,681	5,733
Total noninterest income	1,603	1,711	1,863	1,665
Total noninterest expense	6,808	6,988	7,178	7,708

Income (loss) before income taxes	3,211	(1,963)	366	(310)
Income taxes (benefit)	1,112	(694)	(55)	(617)

Net income (loss)	$2,099	$(1,269)	$421	$307

Income (loss) per share — basic	$0.06	$(0.04)	$0.01	$0.01

Income (loss) per share — diluted	$0.06	$(0.04)	$0.01	$0.01

2006 (unaudited)
Interest income	$21,857	$22,418	$23,266	$24,687
Interest expense	11,797	12,828	14,090	15,064

Net interest income	10,060	9,590	9,176	9,623
Provision for loan losses	307	345	1191	358

Net income after provision for loan losses	9,753	9,245	7,985	9,265
Total noninterest income	1,077	1,576	1,228	1,275
Total noninterest expense	6,540	7,412	7,770	6,930

Income before income taxes	4,290	3,409	1,443	3,610
Income taxes	1,584	1,252	537	1,326

Net income	$2,706	$2,157	$906	$2,284

Loss per share — basic	$0.08	$0.07	$0.03	$0.07

Loss per share — diluted	$0.08	$0.07	$0.03	$0.07

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
     Income Simulation. Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time. At least quarterly we review the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities. Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2007 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments. Prepayment rate assumptions can have a significant impact on interest income simulation results. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position. When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a negative impact on net interest income and earnings.

Percentage
Increase (Decrease) in Estimated Net
Annual Interest Income
Over 24 Months
300 basis point increase in rates	(1.54%)
200 basis point increase in rates	1.53%
100 basis point increase in rates	2.75%
100 basis point decrease in rates	(6.51%)
200 basis point decrease in rates	(10.06%)
300 basis point decrease in rates	(15.87%)
     Wauwatosa Savings’ Asset/Liability policy limits projected changes in net average annual interest income to a maximum variance of (10%) to (50%) for various levels of interest rate changes measured over a 24-month period when compared to the flat rate scenario. In addition, projected changes in the capital ratio are limited to (.15%) to (1.00%) for various levels of changes in interest rates when compared to the flat rate scenario. These limits are re-evaluated on a periodic basis and may be modified, as appropriate. Because our balance sheet is moderately asset sensitive, income is projected to increase as interest rates rise. At December 31, 2007, a 100 basis point immediate and instantaneous increase in interest rates had the effect of increasing forecast net interest income by 2.75% while a 100 basis point decrease in rates had the effect of reducing net interest income by 6.51%. At December 31, 2007, a 100 basis point immediate and instantaneous increase in interest rates had the effect of increasing the forecast return on assets by 0.04% while a 100 basis point decrease in rates had the effect of reducing the return on assets by 0.10%. While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Board of Directors
Wauwatosa Holdings, Inc.:
          We have audited the accompanying consolidated statements of financial condition of Wauwatosa Holdings, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2007 and 2006, the year ended June 30, 2005 and for the six month period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for years ended December 31, 2007 and 2006, the year ended June 30, 2005 and for the six months ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Milwaukee, Wisconsin
March 14, 2008

Wauwatosa Holdings, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
December 31, 2007 and 2006

	December 31,
	2007	2006
	(In Thousands, except share data)
Assets
Cash	$5,492	26,745
Federal funds sold	11,833	19,458
Interest-bearing deposits in other financial institutions and other short term investments	559	27,604

Cash and cash equivalents	17,884	73,807
Securities available-for-sale (at fair value)	172,137	117,330
Securities held-to-maturity (at amortized cost)	7,646	—
Loans held for sale	23,108	5,387
Loans receivable	1,402,048	1,372,907
Less: Allowance for loan losses	12,839	7,195

Loans receivable, net	1,389,209	1,365,712

Office properties and equipment, net	32,018	32,625
Federal Home Loan Bank stock, at cost	19,289	17,213
Cash surrender value of life insurance	25,649	24,152
Real estate owned	8,543	520
Prepaid expenses and other assets	14,719	11,724

Total assets	$1,710,202	1,648,470

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$53,210	58,407
Money market and savings deposits	114,387	94,472
Time deposits	826,938	883,339

Total deposits	994,535	1,036,218

Short-term borrowings	53,484	41,224
Long-term borrowings	422,000	292,779
Advance payments by borrowers for taxes	607	190
Other liabilities	37,757	36,787

Total liabilities	1,508,383	1,407,198

Shareholders’ equity:
Preferred stock (par value $.01 per share)
Authorized - 20,000,000 shares, no shares issued	—	—
Common stock (par value $.01 per share)
Authorized - 200,000,000 shares in 2007 and 2006
Issued - 33,975,250 in 2007 and 33,723,750 in 2006
Outstanding - 31,250,897 in 2007 and 33,723,750 in 2006	340	337
Additional paid-in capital	106,306	104,182
Accumulated other comprehensive income (loss), net of taxes	44	(1,225)
Retained earnings	146,367	144,809
Unearned ESOP shares	(5,977)	(6,831)
Treasury shares (2,724,353 shares), at cost	(45,261)	—

Total shareholders’ equity	201,819	241,272

Total liabilities and shareholders’ equity	$1,710,202	1,648,470

See Accompanying notes to consolidated financial statements.

Wauwatosa Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005

			Six months ended	Year ended
	Years ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
	(In Thousands, except per share amounts)
Interest income:
Loans	$87,101	83,822	38,516	69,775
Mortgage-related securities	5,869	4,263	1,389	2,283
Debt securities, federal funds sold and short-term investments	4,005	4,143	2,131	2,149

Total interest income	96,975	92,228	42,036	74,207
Interest expense:
Deposits	44,910	42,038	18,296	33,285
Borrowings	17,224	11,741	2,462	2,783

Total interest expense	62,134	53,779	20,758	36,068

Net interest income	34,841	38,449	21,278	38,139
Provision for loan losses	11,697	2,201	1,035	1,238

Net interest income after provision for loan losses	23,144	36,248	20,243	36,901

Noninterest income:
Service charges on loans and deposits	1,983	2,021	940	1,216
Increase in cash surrender value of life insurance	1,192	1,055	587	642
Gain (loss) on sale of securities	—	(819)	—	12
Mortgage banking income	2,912	2,109	—	—
Other	755	790	717	1,387

Total noninterest income	6,842	5,156	2,244	3,257

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	15,487	16,209	7,404	11,434
Occupancy, office furniture, and equipment	4,990	4,304	1,802	3,482
Advertising	1,158	1,369	764	1,128
Data processing	1,622	1,730	840	1,142
Charitable contributions	—	—	5,310	2,088
Communications	729	700	300	591
Professional fees	1,230	1,243	529	627
Real estate owned	1,200	116	(54)	338
Other	2,266	2,981	1,408	2,692

Total noninterest expenses	28,682	28,652	18,303	23,522

Income before income taxes	1,304	12,752	4,184	16,636
Income tax (benefit) expense	(254)	4,699	1,471	7,520

Net income	$1,558	8,053	2,713	9,116

Income (loss) per share:
Basic	$0.05	0.24	(0.02)	N/A
Diluted	$0.05	0.24	(0.02)	N/A
Weighted average shares outstanding:
Basic	31,570,677	33,076,565	33,135,424	N/A
Diluted	31,578,626	33,076,565	33,135,424	N/A
See Accompanying notes to consolidated financial statements.

Wauwatosa Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005

						Accumulated
			Additional		Unearned	Other
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Shares	Equity
	(In Thousands)
Balances at December 31, 2005	33,724	337	103,859	136,756	(7,685)	(1,571)	—	231,696

Comprehensive income:
Net income	—	—	—	8,053	—	—	—	8,053
Other comprehensive income:
Net unrealized holding losses on available for sale securities arising during the period, net of taxes of $101	—	—	—	—	—	(187)	—	(187)
Reclassification adjustment for net losses on available for sale securities realized in net income, net of taxes of $285	—	—	—	—	—	533	—	533

Total comprehensive income								8,399
ESOP shares committed to be released to Plan participants	—	—	323	—	854	—	—	1,177

Balances at December 31, 2006	33,724	$337	104,182	144,809	(6,831)	(1,225)	—	241,272

Comprehensive income:
Net income	—	—	—	1,558	—	—	—	1,558
Other comprehensive income:
Net unrealized holding gains on available for sale securities arising during the period, net of taxes of $684	—	—	—	—	—	1,269	—	1,269

Total comprehensive income								2,827
ESOP shares committed to be released to Plan participants	—	—	398	—	854	—	—	1,252
Stock based compensation	251	3	1,726					1,729
Purchase of treasury shares	(2,724)	—	—	—	—	—	(45,261)	(45,261)

Balances at December 31, 2007	31,251	$340	106,306	146,367	(5,977)	44	(45,261)	201,819

See Accompanying notes to consolidated financial statements.

Wauwatosa Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005

						Accumulated
			Additional		Unearned	Other
	Common Stock		Paid-In	Retained	ESOP	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Equity
	(In Thousands)
Balances at June 30, 2004	—	—	—	124,927	—	(2,129)	122,798

Comprehensive income:
Net income	—	—	—	9,116	—	—	9,116
Other comprehensive income:
Net unrealized holding gains on available for sale securities arising during the period, net of taxes $799	—	—	—	—	—	1,509	1,509
Reclassification adjustment for net losses on available for sale securities realized in net income, net of taxes of $5	—	—	—	—	—	(7)	(7)

Total comprehensive income							10,618

Balances at June 30, 2005	—	$—	—	134,043	—	(627)	133,416

Comprehensive income:
Net income	—	—	—	2,713	—	—	2,713
Other comprehensive income:
Net unrealized holding losses on available for sale securities arising during the period, net of taxes $521	—	—	—	—	—	(944)	(944)

Total comprehensive income							1,769
Sale of common stock, net of issuance costs of $2,439	10,117	101	98,630	—	—	—	98,731
Contribution of shares to charitable foundation	557	6	5,559	—	—	—	5,565
Capitalization of Lamplighter Financial, MHC	23,050	230	(330)	—	—	—	(100)
Purchase of ESOP shares	—	—	—	—	(8,539)	—	(8,539)

ESOP shares committed to be released to Plan participants	—	—	—	—	854	—	854

Balances at December 31, 2005	33,724	$337	103,859	136,756	(7,685)	(1,571)	231,696

See Accompanying notes to consolidated financial statements.

Wauwatosa Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005

	Years ended		Six months ended	Years ended
	December 31,		December 31,	June 30,
	2007	2006	2005	2005
	(In Thousands)
Operating activities:
Net income	$1,558	8,053	2,713	9,116
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	11,697	2,201	1,035	1,238
Provision for depreciation	2,633	2,369	1,053	1,607
Deferred income taxes	(2,469)	(1,280)	(1,933)	(1,192)
Stock based compensation	1,729	—	—	—
Net amortization of premium on debt and mortgage-related securities	(219)	22	(81)	49
Amortization of unearned ESOP shares	1,252	1,177	854	—
Gain on sale of loans held for sale	(1,820)	(1,054)	—	—
Loans originated for sale	(242,120)	(84,603)	—	—
Proceeds on sales of loans originated for sale	226,219	80,270	—	—
Charitable contribution of common stock	—	—	5,565	—
Increase in accrued interest receivable	(950)	(621)	(412)	(230)
Increase in cash surrender value of life insurance	(1,192)	(1,055)	(587)	(642)
Increase (decrease) in accrued interest on deposits	(45)	1,301	68	1,269
Increase in other liabilities	1,046	2,901	1,241	3,004
FHLB stock dividends	—	—	(309)	(776)
(Gain) loss on sale of securities	—	819	—	(12)
(Gain) loss on sale of office properties and equipment	(77)	7	(571)	(488)
(Gain) loss related to real estate owned	712	31	25	2
Other	1,822	(417)	1,119	116

Net cash (used in) provided by operating activities	(224)	10,121	9,780	13,061

Investing activities:
Net increase in loans receivable	(48,643)	(68,717)	(88,242)	(153,126)
Purchases of:
Debt securities	(28,958)	—	(6,700)	(34,299)
Mortgage-related securities	(47,401)	(36,037)	(49,682)	—
Structured notes, held-to-maturity	(7,646)	—	—	—
Premises and equipment, net	(2,122)	(11,598)	(2,346)	(6,506)
Waterstone Mortgage Corporation, net of cash	—	(1,081)	—	—
Bank owned life insurance	(306)	(306)	(126)	(456)
FHLB stock	(2,076)	(2,807)	—	—
Proceeds from:
Principal repayments on mortgage-related securities	17,621	15,457	10,323	21,091
Maturities of debt securities	5,509	—	6,350	25,397
Sales of debt securities	—	12,832	—	262
Sales of mortgage-related securities	—	13,036	—	5,348
Sales of foreclosed properties and other assets	3,369	2,984	1,082	2,563

Net cash used by investing activities	(110,653)	(76,237)	(129,341)	(139,726)

See Accompanying notes to consolidated financial statements.

Wauwatosa Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005

	Years ended		Six months ended	Years ended
	December 31,		December 31,	June 30,
	2007	2006	2005	2005
	(In Thousands)
Financing activities:
Net (decrease) increase in deposits	(41,683)	(9,375)	(83,198)	93,203
Net change in short-term borrowings	(35,519)	(112,209)	38,000	10,000
Proceeds from long-term borrowings	177,000	245,000	70,050	23,162
Net increase in advance payments by borrowers for taxes	417	9	648	1,375
Purchase of treasury stock	(45,261)	—	—	—
Net proceeds from sale of stock	—	—	98,731	—
Capitalization of Lamplighter, MHC	—	—	(100)	—
Financing for purchase of ESOP shares	—	—	(8,539)	—

Net cash provided by financing activities	54,954	123,425	115,592	127,740

Increase (decrease) in cash and cash equivalents	(55,923)	57,309	(3,969)	1,075
Cash and cash equivalents at beginning of period	73,807	16,498	20,467	19,392

Cash and cash equivalents at end of period	$17,884	73,807	16,498	20,467

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	4,429	4,777	2,970	5,925
Interest payments	62,179	52,477	20,691	34,798
Noncash investing activities:
Loans receivable transferred to foreclosed properties	13,455	1,572	—	1,921
Obligations under capital lease	—	—	—	3,423
Non Cash financing activities:
Long-term FHLB advances reclassified to short-term	47,779	66,224	14,209	25,000
See Accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005
1)	Summary of Accounting Policies
a)	Organization

The Board of Directors of Wauwatosa Savings Bank (the Bank) adopted the Plan of Reorganization and related Stock Issuance Plan on May 17, 2005, as amended on June 3, 2005, under which Wauwatosa Holdings, Inc. (the Company) was formed to become the mid-tier holding company for the Bank. In addition, Lamplighter Financial, MHC, a Federally-chartered mutual holding company, was formed to become the majority owner of Wauwatosa Holdings, Inc.

In connection with the Plan of Reorganization and Stock Issuance Plan, on October 4, 2005, 10,117,125 shares of Wauwatosa Holdings, Inc. were sold to eligible subscribers in a registered stock offering; 556,442 shares were issued to the Wauwatosa Savings Bank Fund of the Waukesha County Community Foundation, and the remaining 23,050,183 shares were issued to Lamplighter Financial, MHC. The Company’s outstanding common shares are 73.8% owned by Lamplighter Financial, MHC at December 31, 2007.

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

The consolidated financial statements include the accounts and operations of Wauwatosa Holdings, Inc. and its wholly owned subsidiary, Wauwatosa Savings Bank. The Bank has the following wholly owned subsidiaries: Wauwatosa Investments, Inc., Waterstone Mortgage Corporation and Main Street Real Estate Holdings, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005
f)	Cash and Cash Equivalents

The Company considers federal funds sold and highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

g)	Securities

Available-for-Sale Securities

Management has designated certain securities as available-for-sale. As such, they are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of equity.

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

Held-to-Maturity Securities

Debt securities that the Company has the intent and ability to hold to maturity have been designated as held-to-maturity. Such securities are stated at amortized cost.

Federal Home Loan Bank Stock

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

i)	Loans Receivable and Related Interest Income

Loans are carried at the principal amount outstanding, net of any unearned income. Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan yield. Amortization is based on a level-yield method over the contractual life of the related loans or until the loan is paid in full. Interest on loans is accrued and credited to income as it is earned. Accrual of interest is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal, or when a loan becomes contractually past due more than 90

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005
days with respect to interest or principal. At that time, previously accrued and uncollected interest on such loans is reversed and additional income is recorded only to the extent that payments are received and the collection of principal is reasonably assured. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

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

k)	Real Estate Owned

Real estate owned consists of real estate properties acquired through, or in lieu of, loan foreclosure. Real estate owned is recorded at estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property and the net carrying value of the loan charged to the allowance for loan losses. Gains or losses not previously recognized resulting from the sale of real estate owned are recognized in real estate owned expense on the date of sale.

l)	Cash Surrender Value of Life Insurance

The Company purchased bank owned life insurance on the lives of certain employees. The Company is the beneficiary of the life insurance policies. The cash surrender value of life insurance is reported at the

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005
amount that would be received in cash if the polices were surrendered. Increases in the cash value of the policies and proceeds of death benefits received are recorded in non-interest income. The increase in cash surrender value of life insurance is not subject to income taxes, as long as the Company has the intent and ability to hold the policies until the death benefits are received.

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

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes is based upon income in the consolidated financial statements, rather than amounts reported on the income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement.

o)	) Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Shares of the Employee Stock Ownership Plan committed to be released are considered outstanding for both common and diluted EPS. Incentive stock compensation awards granted in 2007 result in dilution.

p)	Other Comprehensive Income

Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles bypass reported net income. The Company

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005
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

Certain prior year amounts have been reclassified to conform to the 2007 presentation.

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005
2)	Securities

Securities Available for Sale
        The amortized cost and fair values of the Company’s investment in securities follow:

	December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
		(In Thousands)
Mortgage-backed securities	$20,128	154	(68)	20,214
Collateralized mortgage obligations	110,419	1,050	(1,073)	110,396

Mortgage-related securities	130,547	1,204	(1,141)	130,610

Government sponsored entity bonds	13,996	187	(1)	14,182
Municipals	27,277	209	(391)	27,095

Debt securities	41,273	396	(392)	41,277

Other securities	250	—	—	250

	$172,070	1,600	(1,533)	172,137

	December 31, 2006
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
		(In Thousands)
Mortgage-backed securities	$18,274	3	(275)	18,002
Collateralized mortgage obligations	82,419	1	(1,549)	80,871

Mortgage-related securities	100,693	4	(1,824)	98,873

Government sponsored entity bonds	13,450	—	(193)	13,257
Municipals	4,278	151	(8)	4,421

Debt securities	17,728	151	(201)	17,678

Other securities	794	—	(15)	779

	$119,215	155	(2,040)	117,330

At December 31, 2007, $14.2 million of the Company’s government sponsored entity bonds and $76.8 million of the Company’s mortgage-related securities were pledged as collateral to secure repurchase agreement obligations of the Company.

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005
The amortized cost and fair value of securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers or borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2007
	Amortized
	cost	Fair value
	(In Thousands)
Debt securities:
Due within one year	$2,991	2,991
Due after one year through five years	11,005	11,191
Due after five years through ten years	1,654	1,664
Due after ten years	25,623	25,431
Mortgage-related securities	130,547	130,610
Mutual Funds	250	250

	$172,070	172,137

Total proceeds and gross realized gains and losses from sale of securities available for sale for the years ended December 31, 2007 and 2006 and the six-month periods ended December 31, 2005 and for the year ended June 30, 2005 were:

			Six Months Ended	Year ended
	Years Ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
		(In Thousands)
Proceeds	$—	25,868	—	5,610
Gross gains	—	—	—	16
Gross losses	—	819	—	4

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005
Gross unrealized losses on securities available-for-sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2007
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$—	—	3,230	(68)	3,230	(68)
Collateralized mortgage obligations	—	—	38,707	(1,073)	38,707	(1,073)
Government sponsored entity bonds	—	—	998	(1)	998	(1)
Municipals	15,079	(391)	—	—	15,079	(391)
Other Securities	—	—	—	—	—	—

	$15,079	(391)	42,935	(1,142)	58,014	(1,533)

	December 31, 2006
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$2,846	(3)	14,922	(272)	17,768	(275)
Collateralized mortgage obligations	36,140	(467)	40,000	(1,082)	76,140	(1,549)
Government sponsored entity bonds	—	—	13,257	(193)	13,257	(193)
Municipals	874	(5)	472	(3)	1,346	(8)
Other Securities	778	(15)	—	—	778	(15)

	$40,638	(490)	68,651	(1,550)	109,289	(2,040)

There are two, sixteen and one individual securities at December 31, 2007, that comprise the mortgage-backed, collateralized mortgage obligations and government sponsored entity bonds, respectively, which have been in an unrealized loss position for twelve months or longer. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these debt securities until a market price recovery or maturity, these securities are not considered other-than-temporarily impaired.
Securities Held-to-Maturity
As of December 31, 2007, the Company held three securities that have been designated as held-to-maturity. The securities have a total amortized cost of $7.6 million and an estimated fair value of $7.2 million. Each security is callable quarterly and one was called in the first quarter of 2008. The remaining two securities are callable beginning in the first quarter of 2009 with a final maturity in 2022.

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005
3) Loans Receivable
Loans receivable at December 31, 2007 and 2006 are summarized as follows:

	December 31,
	2007	2006
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$672,362	638,089
Over four-family	477,766	492,693
Construction and land	156,289	168,605
Commercial real estate	51,983	51,062
Home equity	85,954	91,536
Consumer	286	141
Commercial loans	28,222	2,657

	1,472,862	1,444,783

Less:
Undisbursed loan proceeds	67,549	67,390
Unearned loan fees	3,265	4,486

	$1,402,048	1,372,907

Real estate collateralizing the Company’s first mortgage loans is located in the Company’s general lending area of metropolitan Milwaukee.
The unpaid principal balance of loans serviced for others was $5.2 million and $7.9 million at December 31, 2007 and December 31, 2006, respectively. These loans are not reflected in the consolidated financial statements.

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005
A summary of the activity for the years ended December 31, 2007 and 2006, six months ended December 31, 2005 and for the year ended June 30, 2005 in the allowance for loan losses follows:

			Six months ended	Year ended
	Years ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
	(In Thousands)
Balance at beginning of period	$7,195	5,250	4,606	3,378
Provision for loan losses	11,697	2,201	1,035	1,238
Charge-offs	(6,163)	(536)	(391)	(11)
Recoveries	110	280	—	1

Balance at end of period	$12,839	7,195	5,250	4,606

Percentage of allowance to gross loans	0.92%	0.52%	0.40%	0.38%
Non-accrual loans totaled $80.4 million and $28.9 million at December 31, 2007 and 2006, respectively.
The following table presents data on impaired loans at December 31, 2007 and 2006:

	December 31,
	2007	2006
	(In Thousands)
Impaired loans for which an allowance has been provided	$27,896	11,430
Impaired loans for which no allowance has been provided	54,632	18,499

Total loans determined to be impaired	$82,528	29,929

Allowance for loan losses related to impaired loans	$5,783	1,616

Average recorded investment in impaired loans	$51,110	14,447
Cash basis interest income recognized from impaired loans	$2,735	2,216

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005
As of December 31, 2007, troubled debt restructurings totaled $2.2 million. These loans are included in the total of impaired loans for which no allowance has been provided as of December 31, 2007. The loans are performing in accordance with the terms of the restructuring as of December 31, 2007. There were no troubled debt restructurings as of December 31, 2006.
The Company serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in Wisconsin. The loan portfolio is widely diversified by types of borrowers, property type, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2007 and 2006, no loans to one borrower or industry concentrations existed in the Company’s loan portfolio in excess of 10% of total loans.
4) Office Properties and Equipment
Office properties and equipment are summarized as follows:

	December 31,
	2007	2006
	(In Thousands)
Land	$5,994	5,989
Office buildings and improvements	29,709	28,838
Furniture and equipment	9,224	11,301

	44,927	46,128

Less accumulated depreciation	(12,909)	(13,503)

	$32,018	32,625

The Company is obligated under a capital lease related to facilities and equipment at one of the Company’s branch locations. The four-year lease, which was entered into in March 2005, provides the Company an option to either purchase the building for $3.3 million at maturity or to renew the lease for an additional 26 years. The building was occupied in September 2005. It is probable that the building will be purchased at the end of the initial term of the lease in March 2009.
The gross amount of buildings and improvements and accumulated amortization recorded under the capital lease is as follows:

	December 31,
	2007	2006
	(In Thousands)
Office buildings and improvements	$5,727	5,724
Less accumulated depreciation	(432)	(240)

	$5,295	5,484

Amortization of assets held under the capital lease is included in depreciation expense.

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005
The Company and certain subsidiaries are obligated under non-cancelable operating leases for other facilities and equipment. The appropriate minimum annual commitments under all non-cancelable lease agreements for leases with remaining terms in excess of one year and future minimum capital lease payments as of December 31, 2007 are as follows:

	Capital	Operating
	lease	leases
	(In Thousands)
Within one year	$300	107
One to two years	3,375	104

Total	$3,675	211

Net minimum lease payments	3,675
Less amounts representing interest	(332)

Present value of net minimum capital lease payments	$3,343

5) Deposits
At December 31, 2007 and 2006, time deposits with balances greater than one hundred thousand dollars amounted to $183.4 million and $207.0 million, respectively. Time deposits at December 31, 2007 and 2006 also include brokered deposits of $14.9 million, $36.3 million, respectively.

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005
     A summary of interest expense on deposits is as follows:

	Years ended December 31,		Six months ended	Year ended
	2007	2006	December 31, 2005	30, 2005
	(In Thousands)
Interest-bearing demand deposits	$331	631	637	863
Money market and savings deposits	4,283	2,326	122	202
Time deposits	40,296	39,081	17,537	32,220

	$44,910	42,038	18,296	33,285

A summary of the contractual maturities of time deposits at December 31, 2007 is as follows:

(In Thousands)
Within one year	$627,410
One to two years	127,541
Two to three years	47,655
Three to four years	5,638
Four through five years	18,439
After five years	255

$826,938

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005
6) Borrowings
     Borrowings consist of the following:

	December 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(In Thousands)		(In Thousands)
Federal funds purchased maturing:
2008	$5,705	4.75%	—	—

Federal Home Loan Bank (FHLB) advances maturing:
2007	—	—	41,224	3.94%
2008	47,779	4.24%	47,779	4.24%
2009	4,100	4.23%	—	—
2010	48,900	4.80%	25,000	4.72%
2016	220,000	4.34%	220,000	4.34%
2017	65,000	3.19%	—	—

Repurchase agreements maturing:
2018	84,000	3.97%	—

	$475,484	4.16%	334,003	4.31%

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
The $65 million in advances due in 2017 consist of three callable advances. The call features are as follows: $15 million at a rate of 3.46% callable beginning in February 2008 and quarterly thereafter and two $25 million advances at a weighted average rate of 3.11% callable beginning in March 2009 and quarterly thereafter.
The $84 million in repurchase agreements with two unrelated counter parties consist of six callable agreements. The call features are as follows: a $15 million agreement at a rate of 2.94% callable beginning in February 2008 and quarterly thereafter; two $12 million agreements at a weighted average rate of 4.21% callable beginning in March 2017 and quarterly thereafter; two $15 million agreements at a weighted average rate of 4.24% callable beginning in August of 2017 and quarterly thereafter; and a $15 million agreement at a rate of 4.09% callable beginning in September 2017 and quarterly thereafter. The repurchase agreements are collateralized by securities available for sale with an estimated market value of $91.0 million at December 31, 2007.
The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings at the FHLB are limited to 60% of the carrying value of unencumbered one- to four-family mortgage loans. In addition, these advances are collateralized by FHLB stock of $19.3 million, and $17.2 million at December 31, 2007 and 2006, respectively. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005
The Company has a federal funds line of credit with four commercial banks which total $50 million. As of December 31, 2007, there was $5.7 million outstanding in federal funds borrowings.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2007 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.
As a state-chartered savings bank, the Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.
The actual and required capital amounts and ratios for the Bank as of December 31, 2007 and 2006 are presented in the table below:

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005

	December 31, 2007
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Wauwatosa Savings
Total capital (to risk-weighted assets)	$181,745	13.43%	108,248	8.00%	135,311	10.00%
Tier I capital (to risk-weighted assets)	169,431	12.52%	54,124	4.00%	81,186	6.00%
Tier I capital (to average assets)	169,431	10.08%	67,225	4.00%	84,031	5.00%
State of Wisconsin (to total assets)	169,431	9.94%	102,250	6.00%	N/A	N/A

	December 31, 2006
Wauwatosa Savings
Total capital (to risk-weighted assets)	$203,400	18.19%	89,439	8.00%	111,799	10.00%
Tier I capital (to risk-weighted assets)	196,464	17.57%	44,719	4.00%	67,079	6.00%
Tier I capital (to average assets)	196,464	12.10%	64,961	4.00%	81,201	5.00%
State of Wisconsin (to total assets)	196,464	12.26%	96,180	6.00%	N/A	N/A
On September 28, 2007, the Company completed its charter conversion to change the Company’s charter from a Wisconsin corporation to that of a federal corporation regulated exclusively by the Office of Thrift Supervision (the “OTS”). The OTS does not impose either consolidated or unconsolidated regulatory capital requirements on thrift holding companies. Prior to September 28, 2007, the Company was chartered as a state corporation regulated by the Federal Reserve Bank. Under Federal Reserve Bank regulation, the Company was required to meet minimum capital levels. The actual and required capital amounts and ratios for the Company as of December 31, 2006 are presented in the table below:

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
8) Stock Based Compensation
     Stock-Based Compensation Plan
In 2005, the Company’s shareholders approved the 2006 Equity Incentive Plan. During the year ended December 31, 2007, the Company granted 797,500 stock options in tandem with stock appreciation rights and 251,500 shares of restricted stock. The restricted shares were issued from previously unissued shares. All stock awards granted under these plans vest over a period of five years and are required to be settled in shares of the Company’s common stock. The exercise price for all stock options granted is equal to the

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005
quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised.
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
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the SEC simplified approach to calculating expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility for a group of selected peers. The following assumptions were used in estimating the fair value of options granted in the year ended December 31, 2007.

Dividend Yield	1.32%
Risk-free interest rate	4.44%
Expected volatility	31.86%
Weighted average expected life	6.5	years
Weighted average per share value of options	$6.25
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
A summary of the Company’s stock option activity for the year ended December 31, 2007, is presented below.

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005

			Weighted Average	Aggregate
		Weighted Average	Years Remaining in	Instrinsic Value
Stock Options	Shares	Exercise Price	Contractual Term	(000's)

Outstanding December 31, 2006	—			—
Granted	797,500	$17.63	10.00	—
Excercised	—			—
Forfeited	(15,000)	17.67	9.50	—

Outstanding December 31, 2007	782,500	17.63	9.02	—

Options exercisable at December 31, 2007	—	17.63		—

The following table summarizes information about the Company’s nonvested stock option activity for the three months ended December 31, 2007:

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2007	—	—
Granted	797,500	$6.25
Vested	—	—
Forfeited	(15,000)	6.27

Nonvested at December 31, 2007	782,500	6.25

The Company amortizes the expense related to stock options as compensation expense over the vesting period. During the year ended December 31, 2007, 797,500 options were granted, of which 15,000 have been forfeited. Expense for the stock options granted of approximately $841,000 was recognized during the year ended December 31, 2007. At December 31, 2007, the Company had $3.4 million in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over the next 48 months.
The following table summarizes information about the Company’s restricted stock shares activity for the year ended December 31, 2007:

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Nonvested at December 31, 2006	—
Granted	251,500	$17.67
Vested	—
Forfeited	—

Nonvested at December 31, 2007	251,500	17.67

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005
The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. During the year ended December 31, 2007, 251,500 shares of restricted stock were awarded, of which no shares have been forfeited. Expense for the restricted stock awards of approximately $888,000 was recorded for the year ended December 31, 2007. At December 31, 2007, the Company had $3.6 million of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a period of 48 months.
9) Employee Benefit Plans
The Company participates in an industry group sponsored multi-employer defined-benefit retirement plan covering substantially all employees with one year or more of service. During the period ended December 31, 2005, the Company elected to freeze benefits accruing in the Pension Plan, and has applied to the Internal Revenue Service to terminate the Plan and to pay out all benefits to Plan participants in the year ending December 31, 2008. There was no related expense for the years ended December 31, 2007 and 2006. The expense for the six months ended December 31, 2005 includes amounts contributed to the Plan to fully settle the pension plan obligation. Pension plan expense was approximately $640,000 and $485,000 for the six months ended December 31, 2005 and for the year ended June 30, 2005, respectively. The Company’s policy is to fund pension costs accrued.
The Company has a 401(k) profit sharing plan and trust covering substantially all employees with at least one year of service who have attained age 18. Participating employees may annually contribute up to 15% of their pretax compensation. The Bank made no contributions to the Plan during the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the year ended June 30, 2005.
The Company has a nonqualified salary continuation plan for three former employees. These agreements provide for payments of specific amounts over 10-year periods subsequent to each key employee’s retirement. The deferred compensation liability was accrued ratably to the employee’s respective normal retirement date. Payments made to the retired employees reduce the liability. As of December 31, 2007 and 2006, approximately $2.4 million and $2.8 million was accrued related to these plans, respectively. These agreements are intended to be funded by life insurance policies owned by the Company on these employees, which have a face amount of $15.2 million and a cash surrender value of $10.3 million and $9.4 million at December 31, 2007 and 2006, respectively. The former employees, however, have no interest in these policies. There was no expense for compensation under these agreements during the year ended December 31, 2007. The expense for compensation under these agreements was approximately $322,000, $40,000 and $74,000 for the year ended December 31, 2006, six months ended December 31, 2005 and for the year ended June 30, 2005, respectively.
During the year ended December 31, 2006, the Company established a nonqualified deferred compensation plan for executive officers. The plan allows participants to defer a portion of regular salary and bonus to future periods. The participant earns interest on the deferred balance. As of December 31, 2007 and 2006, compensation of approximately $539,000 and $78,000, respectively has been deferred under this plan. Earnings credited to compensation deferred totaled $23,000 and $1,000 for the years ended December 31, 2007 and 2006, respectively.
In addition to the key-man policies noted above, there is a Bank-owned life insurance contract with a face amount of $308.5 million and cash surrender value of $15.3 million and $14.8 million at December 31, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005
10) Employee Stock Ownership Plan
In conjunction with the mutual holding company reorganization, Wauwatosa Savings established an Employee Stock Ownership Plan (the “Plan”). All employees are eligible to participate in the Plan after they attain twenty-one years of age and complete twelve consecutive months of service in which they work at least 1,000 hours of service. The Plan borrowed $8.5 million from the Company and purchased 761,515 shares of common stock of the Company in the open market. The Plan debt is secured by shares of the Company. The Company has committed to make annual contributions to the Plan necessary to repay the loan, including interest. The loan is scheduled to be repaid in ten annual installments. While the shares are not released and allocated to Plan participants until the loan payment is made, the shares are deemed to be earned and are therefore, committed to be released throughout the service period. As such, one-tenth of the shares are scheduled to be released as shares are earned over a period of ten years, beginning with the six-month period ended December 31, 2005. As the debt is repaid, shares are released from collateral and allocated to active employees’ accounts. The shares pledged as collateral are reported as unearned ESOP shares in the consolidated statement of financial condition. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair market price of the shares, and the shares become outstanding for earnings per share computations. Compensation expense attributed to the ESOP was $1.3 million, $1.2 million and $854,000, respectively for the year ended December 31, 2007 and 2006 and for the six months ended December 31, 2005.
The aggregate activity in the number of unearned ESOP shares, considering the allocation of those shares committed to be released as of December 31, is as follows:

	2007	2006
Beginning ESOP shares	609,213	685,365
Shares committed to be released	(76,152)	(76,152)

Unreleased shares	533,061	609,213

Fair value of unreleased shares (in thousands)	$6,834	10,856

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005
11) Income Taxes
The provision (benefit) for income taxes for the year ended December 31, 2007 and 2006, the six months ended December 31, 2005 and for the year ended June 30, 2005 consists of the following:

			Six months ended	Year ended
	Years ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
		(In Thousands)
Current:
Federal	$2,046	4,761	2,526	5,403
State	169	1,218	878	3,309

	2,215	5,979	3,404	8,712
Deferred:
Federal	(1,780)	(899)	(1,632)	(1,155)
State	(689)	(381)	(301)	(37)

	(2,469)	(1,280)	(1,933)	(1,192)

Total	$(254)	4,699	1,471	7,520

The income tax provisions differ from that computed at the Federal statutory corporate tax rate for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and for the year ended June 30, 2005 as follows:

				For the year
			Six months ended	ended June
	Years ended December 31,		December 31,	30,
	2007	2006	2005	2005
		(Dollars In Thousands)
Income before income taxes	$1,304	12,752	$4,184	$16,636

Tax at Federal statutory rate (35%)	456	4,463	1,464	5,822
Add (deduct) effect of:
State income taxes, net of Federal income tax benefit	(338)	545	375	2,127
Cash surrender value of life insurance	(417)	(370)	(205)	(225)
Non-deductible ESOP and stock option expense	258	113	—	—
Tax-exempt interest income	(282)	(69)	(29)	(64)
Other	69	17	(134)	(140)

Income tax provision (benefit)	(254)	4,699	1,471	7,520

Effective tax rate	(19.6%)	36.9%	35.2%	45.2%

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005
The significant components of the Company’s net deferred tax assets (liabilities) included in prepaid expenses and other assets are as follows at December 31, 2007 and 2006:

	December 31,
	2007	2006
	(In Thousands)
Gross deferred tax assets:
Excess book depreciation	$530	455
Compensation agreements	1,189	1,139
Restricted stock and stock options	558	—
Allowance for loan losses	5,233	2,846
Interest income recognized for tax but not books	1,761	817
State tax liability — Nevada settlement	869	1,701
State NOL carryforward	146	167
Unrealized loss on securities available for sale	—	660
Charitable contributions carry forward	1,144	1,386
Other	139	135

Total gross deferred tax assets	11,569	9,306
Valuation allowance — charitable contribution carry forward	(244)	(234)

Deferred tax assets	11,325	9,072
Gross deferred tax liabilities:
FHLB stock dividends	(932)	(1,018)
Deferred loan fees	(666)	(135)
Unrealized gain on securities available for sale	(24)	—

Deferred liabilities	(1,622)	(1,153)

Net deferred tax assets	$9,703	7,919

The change in net deferred tax assets from December 31, 2006 to December 31, 2007 and from December 31, 2005 to December 31, 2006, includes the deferred tax effect reported in other comprehensive income of $684,000 and $184,000 respectively. The Bank has a Wisconsin net operating loss carry forward of $2.8 million at December 31, 2007, which begins to expire in 2021. The Bank also has a Wisconsin charitable contribution carry forward of $3.1 million which will be carried back to open tax years. In addition, the Company has a Wisconsin charitable contribution carry forward of $5.2 million at December 31, 2007 which expires in 2010 if not fully utilized by then.
Based upon the level of historical taxable income and expected future taxable income over the periods in which the net deferred tax assets are deductible, management believes it is more likely than not the Bank will realize the benefits of these deductible differences, net of the valuation allowance of $244,000. Management believes that it is more likely than not that $4.7 million of the Company’s Wisconsin charitable contribution carry forward will expire unused. A December 31, 2007 valuation allowance of $244,000, net of federal benefit, reduces the deferred tax benefit to its net estimated realizable value.

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005
The Company files consolidated federal tax returns. The Company and two subsidiaries also file separate company Wisconsin income tax returns. The Company is no longer subject to federal income tax examinations by tax authorities for years before 2005 or state income tax examinations for years before 2004.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Adoption had no effect on the liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$4,132,000
Decreases related to settlements with taxing authorities	(4,107,000)

Balance at December 31, 2007	$24,000

The beginning unrecognized benefit is Wisconsin tax on a portion of the income generated by the Company’s subsidiary located in the state of Nevada for the period July 1, 2002 through December 31, 2006. A state of Wisconsin closing agreement regarding this matter was executed on March 30, 2007. The settlement had an effect of reclassifying $4.1 million in unrecognized benefits as of January 1, 2007 as accrued state tax liability. Under the terms of the closing agreement, the Company paid $1.2 million, including interest, on the settlement date with the remaining $3.7 million to be paid over the next three years. Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended 2007, 2006 and for the six-month transition period ended December 31, 2005, the Company recognized approximately $111,000, $263,000 and $174,000 in interest and penalties. The Company had $812,000 accrued for the payment of interest and penalties at December 31, 2006 all of which was paid in 2007. Under the Internal Revenue Code and Wisconsin Statutes, the Company is permitted to deduct, for tax years beginning before 1998, an annual addition to a reserve for bad debts. This amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings at December 31, 2007 include approximately $16.7 million for which no deferred Federal or state income taxes were provided. Under SFAS No. 109, deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

12)	Financial Instruments with Off-Balance-Sheet Risk

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

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005

	December 31,
	2007	2006
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under first mortgage loans	$16,674	28,067
Commitments to extend credit under home equity lines of credit	31,492	34,676
Unused portion of construction loans	27,336	32,714
Unused portion of business lines of credit	8,721	—
Standby letters of credit	2,337	639
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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of December 31, 2007 and 2006.

In connection with its mortgage banking activities, the Company enters into forward loan sale commitments. Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale. As of December 31, 2007, the Company had $23.1 million in forward loan sale commitments. A forward sale commitment is a derivative instrument under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” (as amended), which must be recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in its value recorded in income from mortgage banking operations. In determining the fair value of its derivative loan commitments for economic purposes, the Company considers the value that would be generated when the loan arising from exercise of the loan commitment is sold in the secondary mortgage market. That value includes the price that the loan is expected to be sold for in the secondary mortgage market.

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005
13)	Fair Values of Financial Instruments

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following at December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
		(In Thousands)
Financial Assets
Cash and cash equivalents	$17,884	17,884	73,807	73,807
Securities available-for-sale	172,137	172,137	117,330	117,330
Securities held-to-maturity	7,646	7,174	—	—
Loans held for sale	23,108	23,108	5,387	5,387
Loans receivable	1,389,209	1,372,856	1,365,712	1,367,223
FHLB stock	19,289	19,289	17,213	17,213
Cash surrender value of life insurance	25,649	25,649	24,152	24,152
Accrued interest receivable	3,129	3,129	2,179	2,179
Financial Liabilities
Deposits	994,535	997,394	1,036,218	1,034,697
Advance payments by borrowers for taxes	607	607	190	190
Borrowings	475,484	511,880	334,003	333,746
Accrued interest payable	4,299	4,299	4,344	4,344
Obligations under capital leases	3,343	3,343	3,374	3,374
Other Financial Instruments
Stand-by letters of credit	16	16	4	4

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005
The following methods and assumptions were used by the Company in determining its fair value disclosures for financial instruments.
a)	Cash and Cash Equivalents

The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents approximate those assets’ fair values.

b)	Securities

Fair values for securities are based on quoted market prices of these or comparable instruments.

c)	Loans Held for Sale

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

h)	Borrowings

Fair values for borrowings are estimated using a discounted cash flow calculation that applies current interest rates to estimated future cash flows of the borrowings.

i)	Accrued Interest Payable and Accrued Interest Receivable

For accrued interest payable and accrued interest receivable, the carrying amount is a reasonable estimate of fair value.

Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006 and June 30, 2005
Six Months Ended December 31, 2005
j)	Obligations under Capital Leases

The fair value of obligations under capital leases is determined using a present value of future minimum lease payments discounted at the current interest rate at the time of lease inception.

k)	Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit is not material at December 31, 2007 and 2006.

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005
Six Months Ended December 31, 2005
14)	Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares. At December 31, 2007, 2006 and 2005, 228,454, 152,302 and 76,150 shares of the Employee Stock Purchase Plan have been committed to be released to Plan participants and are considered outstanding for both common and dilutive earnings per share, respectively. No earnings per share are reflected for periods prior to October 4, 2005, as there were no shares outstanding prior to the reorganization. The calculation of earnings per share for the period subsequent to the reorganization reflect the actual net loss and weighted average shares outstanding from the period October 5, 2005 through December 31, 2005.

Presented below are the calculations for basic and diluted earnings (loss) per share.

			For the period
			October 5, 2005
	For the year ended December 31,		through December
	2007	2006	31, 2005
	(In Thousands, except per share amounts)
Net income (loss)	$1,558	8,053	(709)

Weighted average shares outstanding	31,571	33,077	33,135
Effect of dilutive potential common shares	8	—	—

Diluted weighted average shares outstanding	31,579	33,077	33,135

Basic earnings (loss) per share	$0.05	0.24	(0.02)

Diluted earnings (loss) per share	$0.05	0.24	(0.02)

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005
Six Months Ended December 31, 2005
15) Condensed Parent Company Only Statements
Statements of Financial Condition

	December 31,
	2007	2006
	(In Thousands)
Assets
Cash and cash equivalents	$24,352	82
Loans receivable	4,829	42,786
Less: Allowance for loan losses	(442)	(171)

Loans receivable, net	4,387	42,697
Investment in subsidiaries	170,143	195,975
Receivable from ESOP	1,195	1,238
Deferred tax asset	1,478	1,062
Income tax benefit receivable	317	459
Other assets	6	—

Total Assets	$201,878	241,431

Liabilities and shareholders’ equity
Liabilities:
Other liabilities	59	159
Shareholders’ equity
Preferred Stock (par value $.01 per share)	—	—
Authorized — 20,000,000 shares, no shares issued
Common stock (par value $.01 per share)	340	337
Authorized — 200,000,000 shares in 2007 and 2006
Issued — 33,975,250 in 2007 and 33,723,750 in 2006
Outstanding — 31,250,897 in 2007 and 33,723,750 in 2006
Additional paid-in-capital	106,306	104,182
Retained earnings	146,367	144,809
Unearned ESOP shares	(5,977)	(6,831)
Treasury stock (2,724,353 shares), at cost	(45,261)	—
Accumulated other comprehensive loss (net of taxes)	44	(1,225)

Total shareholders’ equity	201,819	241,272

Total liabilities and shareholders’ equity	$201,878	241,431

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005
Six Months Ended December 31, 2005
Statements of Operations

			For the period
	For the year ended December 31,		October 5, 2005 through
	2007	2006	December 31, 2005
		(In Thousands)
Interest income	$2,163	2,601	97
Provision for loan losses	271	171	—

Interest income after provision for loan losses	1,892	2,430	97

Equity in earnings of subsidiaries*	1,170	7,390	2,965

Total income	3,062	9,820	3,062

Compensation	446	513	—
Professional fees	81	146	—
Charitable contribution	—	—	5,564
Other expense	464	448	38

Total expense	991	1,107	5,602

Income (loss) before income tax benefit	2,071	8,713	(2,540)

Income tax expense (benefit)	513	660	(1,831)

Net income (loss)	$1,558	8,053	(709)

*	Equity in earnings of subsidiaries related to the period ended December 31, 2005 is for the period from October 5, 2005 through December 31, 2005, the period for which Wauwatosa Holdings, Inc owned the Bank and its subsidiaries.

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005
Six Months Ended December 31, 2005
Statements of Cash Flows

			For the period
	For the year ended December 31,		October 5, 2005 through
	2007	2006	December 31, 2005
	(In Thousands)
Cash flows from operating activities
Net income (loss)	$1,558	8,053	(709)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	271	171	—
Amortization of unearned ESOP	1,252	1,177	—
Stock based compensation	1,729	—	—
Deferred income taxes	(416)	502	(1,564)
Charitable contribution of common stock	—	—	5,565
Equity in earnings of subsidiaries	(1,170)	(7,390)	(2,965)
Change in other assets and liabilities	(1,650)	(956)	(582)

Net cash provided by (used in) operating actitivies	1,574	1,557	(255)

Cash flows from investing activities:
Net decrease (increase) in loans receivable	37,957	(42,786)	—
Investment of proceeds in subsidiary	—	—	(57,065)

Net cash provided by (used in) investing activities	37,957	(42,786)	(57,065)

Cash flows from financing activities:
Purchase of treasury stock	(45,261)	—	—
Dividend received from subsidiary	30,000	—	—
Net proceeds from sale of common stock	—	—	98,731
Capitalization of Lamplighter, MHC	—	—	(100)

Net cash provided by (used in) financing activities	(15,261)	—	98,631

Net increase (decrease) in cash	24,270	(41,229)	41,311
Cash and cash equivalents at beginning of period	82	41,311	—

Cash and cash equivalents at end of period	$24,352	82	41,311

Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005 and June 30, 2005
Six Months Ended December 31, 2005
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
As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, is included below under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Wauwatosa Holdings, Inc.:
We have audited Wauwatosa Holdings, Inc’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Wauwatosa Holdings, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Wauwatosa Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Wauwatosa Holdings, Inc and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2007 and 2006 and June 30, 2005 and the six month period ended December 31, 2005, and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Milwaukee, Wisconsin
March 14, 2008

Item 9B. Other Information.
None

Part III
Item 10. Directors and Executive Officers of the Registrant
The information in the Company’s definitive Proxy Statement, prepared for the 2008 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the caption “Election of Directors” and compliance with Section 16 reporting requirements under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and information concerning executive officers of the Company under the caption “Executive Officers of Wauwatosa Holdings” in Part I hereof is incorporated herein by reference.
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

		Executive
	Offices and Positions with Wauwatosa	Officer
Name and Age	Holdings and Wauwatosa Savings Bank*	Since (1)
Douglas S. Gordon, 50	Chief Executive Officer and President of Wauwatosa Holdings and of Wauwatosa Savings Bank	2005
Richard C. Larson, 50	Chief Financial Officer and Senior Vice President of Wauwatosa Holdings and of Wauwatosa Savings Bank	1990
William F. Bruss, 38	General Counsel, Senior Vice President and Secretary of Wauwatosa Holdings and of Wauwatosa Savings Bank	2005
Rebecca M. Arndt, 40	Vice President — Retail Operations of Wauwatosa Savings Bank	2006

*	Excluding directorships and excluding positions with Bank subsidiaries. Those positions do not constitute a substantial part of the officers’ duties.

(1)	Indicates date when individual first held an executive officer position with the Bank. These individuals became executive officers of Wauwatosa Holdings upon its organization as noted.

Item 11. Executive Compensation
The information in the Company’s definitive Proxy Statement, prepared for the 2008 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Discussion and Analysis” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     The information in the Company’s definitive Proxy Statement, prepared for the 2008 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Stock Ownership of Certain Beneficial Owners” is incorporated herein by reference.
Compensation Plans
     Set forth below is information as of December 31, 2007 regarding equity compensation plans that have been approved by shareholders. The Company has no equity based benefit plans that were not approved by shareholders.

Number of
	Number of shares to be		securities
	issued upon exercise of	Weighted average	remaining available
	outstanding options and	option exercise	for issuance under
Plan	rights	price	plan

2006 Equity Incentive Plan	1,494,298 (1)	$17.63	460,298

(1)	Consists of 1,067,356 shares reserved for grants of stock options and 426,942 shares reserved for grants of restricted stock. On December 31, 2007, 782,500 options are outstanding with a weighted average exercise price of $17.63 on of which were exercisable as of that date.
Item 13. Certain Relationships and Related Transactions and Director Independence
     The information in the Company’s definitive Proxy Statement, prepared for the 2008 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Certain Transactions with the Company” and “Board Meetings and Committee” is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     The information in the Company’s definitive Proxy Statement, prepared for the 2008 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Independent Registered Public Accounting Firm,” is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Documents filed as part of the Report:
1. and 2. Financial Statements and Financial Statement Schedules.
The following consolidated financial statements of Wauwatosa Holdings, Inc. and subsidiaries are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:
Consolidated Statements of Financial Condition – December 31, 2007 and 2006.
Consolidated Statements of Income – Years ended December 31, 2007 and 2006 and June 30, 2005 and Six months ended December 31, 2005.
Consolidated Statements of Equity – Years ended December 31, 2007 and 2006 and June 30, 2005 and Six months ended December 31, 2005.
Consolidated Statements of Cash Flows – Years ended December 31, 2007 and 2006 and June 30, 2005 and Six months ended December 31, 2005.
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

WAUWATOSA HOLDINGS, INC.

March 14, 2008

	By:	/s/Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer
POWER OF ATTORNEY
     Each person whose signature appears below hereby authorizes Douglas S. Gordon, Richard C. Larson and William F. Bruss, or any of them, as attorneys-in-fact with full power of substitution, to execute in the name and on behalf of such person, individually, and in each capacity stated below or otherwise, and to file, any and all amendments to this report.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.*
Signature and Title

/s/Douglas S. Gordon	/s/Patrick S. Lawton

Douglas S. Gordon,	Patrick S. Lawton, Chairman and Director
Chief Executive Officer and Director
(Principal Executive Officer)

/s/Richard C. Larson	/s/Thomas E. Dalum

Richard C. Larson, Senior Vice President	Thomas E. Dalum, Director
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ William F. Bruss	/s/Michael L. Hansen

William F. Bruss, Senior Vice President	Michael L. Hansen, Director
Secretary

/s/Stephen J. Schmidt

Stephen J. Schmidt, Director

*Each of the above signatures is affixed as of March 14, 2008.

WAUWATOSA HOLDINGS, INC.
( “Wauwatosa Holdings” or the “Company”)**
Commission File No. 000-51507
EXHIBIT INDEX
TO
2007 REPORT ON FORM 10-K
The following exhibits are filed with, or incorporated by reference in, this Annual Report on Form 10-K for the year ended December 31, 2007:

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