Form 10-Q
period 2008-03-31
Wauwatosa Holdings, Inc.
filed 2008-05-12
CIK 1329517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

OR

*	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-51507

WAUWATOSA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Federal	20-3598485
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11200 W. Plank Ct.
Wauwatosa, WI  53226
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

Yes	☑	No	*

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	*	Accelerated filer	☑	Non-accelerated filer	*	Smaller Reporting Company	*

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	*	No	☑

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 31,250,897 at April 30, 2008.

WAUWATOSA HOLDINGS, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
	2008	2007
Assets	(In Thousands, except share data)
Cash	$5,083	5,492
Federal funds sold	31,072	11,833
Interest-earning deposits in other financial institutions
and other short term investments	568	559
Cash and cash equivalents	36,723	17,884
Securities available-for-sale (at fair value)	181,076	172,137
Securities held-to-maturity (at amortized cost)
fair value of $9,617 in 2008 and $7,174 in 2007	9,937	7,646
Loans held for sale	20,281	23,108
Loans receivable	1,436,138	1,402,048
Less: Allowance for loan losses	14,780	12,839
Loans receivable, net	1,421,358	1,389,209

Office properties and equipment, net	31,830	32,018
Federal Home Loan Bank stock, at cost	19,698	19,289
Cash surrender value of life insurance	30,886	25,649
Real estate owned	9,788	8,543
Prepaid expenses and other assets	15,831	14,719
Total assets	$1,777,408	1,710,202

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$49,087	53,210
Money market and savings deposits	120,633	115,135
Time deposits	911,012	826,190
Total deposits	1,080,732	994,535

Short term borrowings	30,050	53,484
Long term borrowings	437,000	422,000
Advance payments by borrowers for taxes	8,367	607
Other liabilities	18,603	37,757
Total liabilities	1,574,752	1,508,383

Shareholders’ equity:
Preferred stock (par value $.01 per share)
Authorized 20,000,000 shares, no shares issued	—	—
Common stock (par value $.01 per share)
Authorized - 200,000,000 shares in 2008 and 2007
Issued - 33,975,250 shares in 2008 and in 2007
Outstanding - 31,250,897 shares in 2008 and in 2007	340	340
Additional paid-in capital	106,763	106,306
Accumulated other comprehensive income (loss) net of taxes	(398)	44
Retained earnings, substantially restricted	146,976	146,367
Unearned ESOP shares	(5,764)	(5,977)
Treasury shares (2,724,353 shares), at cost	(45,261)	(45,261)
Total shareholders’ equity	202,656	201,819
Total liabilities and shareholders’ equity	$1,777,408	1,710,202

See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2008	2007
	(In thousands, except per share data)
Interest income:
Loans	$21,879	21,323
Mortgage-related securities	1,821	1,264
Debt securities, federal funds sold and
short-term investments	877	988
Total interest income	24,577	23,575
Interest expense:
Deposits	11,064	11,024
Borrowings	5,020	3,785
Total interest expense	16,084	14,809
Net interest income	8,493	8,766
Provision for loan losses	2,699	350
Net interest income after provision for loan losses	5,794	8,416
Noninterest income:
Service charges on loans and deposits	536	517
Increase in cash surrender value of life insurance	236	181
Mortgage banking income	750	568
Other	205	337
Total noninterest income	1,727	1,603
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,825	4,000
Occupancy, office furniture and equipment	1,253	1,224
Advertising	164	273
Data processing	368	239
Communications	168	216
Professional fees	217	270
Real estate owned	383	—
Other	624	586
Total noninterest expenses	7,002	6,808
Income before income taxes	519	3,211
Income taxes (benefit)	(90)	1,112
Net income	$609	2,099
Earnings per share:
Basic	$0.02	0.06
Diluted	$0.02	0.06
Weighted average shares outstanding:
Basic	30,641,728	32,920,752
Diluted	30,641,728	32,927,095

See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Paid-In	Comprehensive	Retained	ESOP	Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Stock	Equity
	(In Thousands)
Balances at December 31, 2006	33,724	$337	104,182	(1,225)	144,809	(6,831)	—	241,272

Comprehensive income:
Net income	—	—	—	—	2,099	—	—	2,099
Other comprehensive income (loss):
Net unrealized holding gains on
available for sale securities arising during the period, net of taxes of $256	—	—	—	474	—	—	—	474
Total comprehensive income								2,573
ESOP shares committed to be released to Plan participants	—	—	123	—	—	213	—	336
Stock based compensation	252	3	445					448
Purchase of treasury stock	—	—	—	—	—	—	(14,476)	(14,476)

Balances at March 31, 2007	33,976	$340	104,750	(751)	146,908	(6,618)	(14,476)	230,153

Balances at December 31, 2007	31,251	$340	106,306	44	146,367	(5,977)	(45,261)	201,819

Comprehensive income:
Net income	—	—	—	—	609	—	—	609
Other comprehensive income (loss):
Net unrealized holding loss on
available for sale securities arising during the period, net of taxes of $239	—	—	—	(442)	—	—	—	(442)
Total comprehensive income								167
ESOP shares committed to be released to Plan participants	—	—	20	—	—	213	—	233
Stock based compensation	—	—	437	—	—	—	—	437

Balances at March 31, 2008	31,251	$340	106,763	(398)	146,976	(5,764)	(45,261)	202,656

See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2008	2007
	(In Thousands)
Operating activities:
Net income	$609	2,099
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Provision for loan losses	2,699	350
Provision for depreciation	648	631
Deferred income taxes	(553)	197
Stock based compensation	437	448
Net amortization of premium on debt and mortgage-related securities	(105)	(24)
Amortization of unearned ESOP shares	233	336
Gain on sale of loans held for sale	(469)	(308)
Loans originated for sale	(137,269)	(45,093)
Proceeds on sales of loans originated for sale	140,564	43,104
Increase in accrued interest receivable	(218)	(662)
Increase in cash surrender value of bank owned life insurance	(236)	(181)
(Increase) decrease in accrued interest on deposits and borrowings	1,605	(362)
Increase (decrease) in other liabilities	(1,465)	4,182
Gain on sale of real estate owned and other assets	(71)	(71)
Other	67	412
Net cash (used in) provided by operating activities	6,476	5,058
Investing activities:
Net increase in loans receivable	(38,783)	(5,034)
Purchases of:
Debt securities	—	(1,385)
Mortgage-related securities	(15,049)	(2,057)
Structured notes, held-to-maturity	(4,289)	(7,646)
Premises and equipment, net	(486)	(825)
Bank owned life insurance	(5,000)	—
FHLB stock	(409)	—
Proceeds from:
Principal repayments on mortgage-related securities	4,514	3,998
Maturities of debt securities	984	—
Calls on structured notes	1,998	—
Sales of real estate owned and other assets	2,646	505
Net cash used in investing activities	(53,874)	(12,444)

See Accompanying Notes to Consolidated Financial Statements.

WAUWATOSA HOLDINGS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2008	2007
	(In Thousands)
Financing activities:
Net increase (decrease) in deposits	86,197	(13,280)
Net change in short-term borrowings	(23,434)	(7,000)
Proceeds from long-term borrowings	15,000	36,000
Net increase in advance payments by borrowers for taxes	(11,526)	(9,350)
Purchase of treasury stock	—	(14,476)
Net cash provided by (used in) financing activities	66,237	(8,106)
Increase (decrease) in cash and cash equivalents	18,839	(15,492)
Cash and cash equivalents at beginning of period	17,884	73,807
Cash and cash equivalents at end of period	$36,723	58,315

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	1,242	1,757
Interest payments	14,479	15,712
Noncash investing activities:
Loans receivable transferred to foreclosed properties	4,672	614
Noncash financing activities:
Long-term FHLB advances reclassified to short-term	—	17,729

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2007 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Note 2 — Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform with the March 31, 2008 presentation.

Note 3 — Securities

Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	March 31, 2008
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$34,253	557	(35)	34,775
Collateralized mortgage obligations	106,880	1,217	(2,059)	106,038
Mortgage-related securities	141,133	1,774	(2,094)	140,813

Government sponsored entity bonds	13,000	397	—	13,397
Municipal securities	27,305	226	(915)	26,616
Debt securities	40,305	623	(915)	40,013
Other securities	250	—	—	250
	$181,688	2,397	(3,009)	181,076

	December 31, 2007
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$20,128	154	(68)	20,214
Collateralized mortgage obligations	110,419	1,050	(1,073)	110,396
Mortgage-related securities	130,547	1,204	(1,141)	130,610
Government sponsored entity bonds	13,996	187	(1)	14,182
Municipal securities	27,277	209	(391)	27,095
Debt securities	41,273	396	(392)	41,277
Other securities	250	—	—	250
	$172,070	1,600	(1,533)	172,137

At March 31, 2008, $13.4 million of the Company’s government sponsored entity bonds and $76.1 million of the Company’s mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.

The amortized cost and fair values of investment securities by contractual maturity at March 31, 2008, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Due within one year	$5,493	5,565
Due after one year through five years	7,807	8,138
Due after five years through ten years	1,353	1,383
Due after ten years	25,652	24,927
Mortgage-related securities	141,133	140,813
Other securities	250	250
	$181,688	181,076

Gross unrealized losses on securities available-for-sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	March 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage backed securites	$7,527	(35)	—	—	7,527	(35)
Collateralized mortgage obligations	28,288	(1,284)	18,725	(775)	47,013	(2,059)
Municipal securities	16,618	(909)	1,379	(6)	17,997	(915)
	$52,433	(2,228)	20,104	(781)	72,537	(3,009)

There are eight collateralized mortgage obligation securities and one municipal security at March 31, 2008 which have been in an unrealized loss position for twelve months or longer.  Because the decline in fair value of all aforementioned securities is not attributable to credit deterioration, and because the Company has the ability and intent to hold these securities until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Securities Held-to-Maturity

As of March 31, 2008, the Company held three securities that have been designated as held-to-maturity.  The securities have a total amortized cost of $9.9 million and an estimated fair value $9.6 million.  Each security is callable quarterly, two beginning in the first quarter of 2009 with a final maturity in 2022.  The remaining security is callable beginning in the first quarter of 2009 with a final maturity in 2023.

Note 4 — Loans Receivable

Loans receivable are summarized as follows:

	March 31,	December 31,
	2008	2007

Mortgage loans:
Residential real estate:
One- to four-family	$703,928	672,362
Over four-family residential	489,936	477,766
Commercial real estate	52,168	51,983
Construction and land	142,999	156,289
Home equity	84,889	85,954
Consumer loans	316	286
Commercial business loans	32,645	28,222
Gross loans receivable	1,506,881	1,472,862
Less:
Undisbursed loan proceeds	67,858	67,549
Unearned loan fees	2,885	3,265
Total loans receivable, net	$1,436,138	1,402,048

Real estate collateralizing the Company’s first mortgage loans is primarily located in the Company’s general lending area of metropolitan Milwaukee.

Non-accrual loans totaled $88.1 million at March 31, 2008 and $80.4 million at December 31, 2007.

The following table presents data on impaired loans at March 31, 2008 and December 31, 2007.

	March 31,	December 31,
	2008	2007
	(In Thousands)
Impaired loans for which an allowance has been provided	$42,108	27,896
Impaired loans for which no allowance has been provided	48,641	54,632
Total loans determined to be impaired	$90,749	82,528

Allowance for loan losses related to impaired loans	$7,543	5,783

A summary of the activity in the allowance for loan loss is as follows:

	For the Three Months Ended
	March 31,
	2008	2007

Balance at beginning of period	$12,839	7,195
Provision for loan losses	2,699	350
Charge-offs	(914)	(301)
Recoveries	156	0
Balance at end of period	$14,780	7,244

Allowance for loan losses to loans receivable	1.03%	0.53%
Net charge-offs to average loans outstanding (annualized)	0.25%	0.09%
Allowance for loan losses to non-performing loans	16.78%	17.21%
Non-performing loans to loans receivable	6.13%	3.06%

Note 5 — Deposits

A summary of the contractual maturities of certificate accounts at March 31, 2008 is as follows:

(In Thousands)

Within one year	$746,897
One to two years	103,808
Two to three years	38,414
Three to four years	8,998
Four through five years	12,865
After five years	30
$911,012

Note 6 — Borrowings

Borrowings consist of the following:

	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(In Thousands)		(In Thousands)

Federal funds maturing
2007	—	—	5,705	4.75%

Federal Home Loan Bank Chicago (FHLBC) advances maturing:
2008	30,050	4.55%	47,779	4.24%
2009	4,100	4.23%	4,100	4.23%
2010	48,900	4.80%	48,900	4.80%
2016	220,000	4.34%	220,000	4.34%
2017	65,000	3.19%	65,000	3.19%
2018	15,000	2.73%	—	—

Repurchase agreements maturing:
2017	84,000	3.97%	84,000	3.97%
	$467,050	4.13%	475,484	4.16%

The $220 million in advances due in 2016 consist of eight callable advances.  The call features are as follows: $70 million at a weighted average rate of 4.44% callable quarterly until maturity, two $25 million advances at a weighted average rate of 4.64% one of which is callable in July 2008, and the other of which is callable in August 2008 and both of which are callable quarterly thereafter, and two $50 million advances at a weighted average rate of 4.13% one of which is callable in January 2009 and the other of which is callable in March 2009 and both of which are callable quarterly thereafter.

The $65 million in advances due in 2017 consist of three callable advances.  The call features are as follows: two $25 million advances at a weighted average rate of 3.12% callable quarterly until maturity and a $15 million advance at a rate of 3.46% callable until maturity.

The $84 million in repurchase agreements include quarterly call options beginning in 2009.  The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $89.5 million at March 31, 2008.

The Company selects loans that meet underwriting criteria established by the FHLBC as collateral for outstanding advances.  The Company’s FHLB borrowings are limited to 75% of the carrying value of qualifying, unencumbered one- to four-family mortgage loans.  In addition, these advances are collateralized by FHLBC stock of $19.7 million at March 31, 2008 and $19.3 million at December 31, 2007.

Note 7 – Income Taxes

The income tax provisions differ from that computed at the Federal statutory corporate tax rate for the three month periods ended March 31, 2008 and 2007 as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Income before income taxes	$519	3,211
Tax at federal statutory rate	$182	1,124
Effect of:
State income taxes, net of Federal income tax benefit	(96)	114
Cash surrender value of life insurance	(83)	(63)
Non-deductible ESOP and stock options expense	38	43
Tax-exempt interest income	(103)	(18)
Other	(28)	(8)
Income tax provision	$(90)	1,112

Effective tax rate	(17.3%)	34.6%

Note 8 – Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk are as follows:

	March 31,	December 31,
	2008	2007
	(In Thousands)
Financial instruments whose contract amounts represent
potential credit risk:
Commitments to extend credit under first mortgage loans	$35,331	16,674
Unused portion of home equity lines of credit	30,697	31,492
Unused portion of construction loans	25,511	27,336
Unused portion of business lines of credit	11,649	8,721
Standby letters of credit	2,283	2,337

In connection with its mortgage banking activities, the Company enters into forward loan sale commitments.  Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale.  As of March 31, 2008 and December 31, 2007, the Company had $20.3 million and $23.1 million, respectively in forward loan sale commitments.  A forward sale commitment is a derivative instrument under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” (as amended), which must be recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in its value recorded in income from mortgage banking operations.  In determining the fair value of its derivative loan commitments for economic purposes, the Company considers the value that would be generated when the loan arising from exercise of the loan commitment is sold in the secondary mortgage market. That value includes the price that the loan is expected to be sold for in the secondary mortgage market.

Note 9 – Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Nonvested restricted stock is considered outstanding for dilutive earnings per share only.  Nonvested restriced stock and stock options at March 31, 2008 are antidilutive and are excluded from the earnings per share calculation.

Presented below are the calculations for basic and diluted earnings per share:

	Three Months Ended March 31,
	2008	2007
	(In Thousands, except per share data)

Net income	$609	2,099

Weighted average shares outstanding	30,642	32,921
Effect of dilutive potential common shares	-	6
Diluted weighted average shares outstanding	30,642	32,927

Basic earnings per share	$0.02	0.06
Diluted earnings per share	$0.02	0.06

Note 10 – Fair Value Measurements

Effective January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (SFAS 157). SFAS No. 157 establishes a single authoritative definition of value, sets out a framework for measuring fair value, and provides a hierarchical disclosure framework for assets and liabilities measured at fair value.  The adoption of SFAS 157 did not have any impact on our financial position or results of operations.  Presented below is information about assets recorded on our consolidated statement of financial position at fair value on a recurring basis and assets recorded in our consolidated statement of financial position on a nonrecurring basis.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.  In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that we have the ability to access.  Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability , either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

	Assets Measured at Fair Value at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Available for sale securities	$181,076	-	174,655	6,421

The following summarizes the valuation techniques for assets recorded in our consolidated statement of financial position at their fair value on a recurring basis:

Available for sale securities – The fair value of available-for-sale securities is determined by a  third party valuation source using observable market data utilizing a matrix or multi-dimensional relational pricing model.  Standard inputs to these models include observable market data such as benchmark yields, reported trades, broker quotes, issuer spreads, benchmark securities and bid/offer market data.  For securities with an early redemption feature, an option adjusted spread model is utilized to adjust the issuer spread.  Prepayment models are used for mortgage related securities with prepayment features.

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2008.

Available-for-sale securties
(In Thousands)

Balance December 31, 2007	$7,073

Unrealized holding losses arising during the period:
Included in other comprehensive income	(133)

Principal repayments	519

Balance March 31, 2008	$6,421

Level 3 available-for sale securities includes a single corporate collateralized mortgage obligation.  At March 31, 2008, this security was valued by obtaining indicative market pricing quotes from active brokers.

Assets Recorded at Fair Value on a Non-recurring Basis

Loans – On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded in our consolidated statement of financial position at fair value.  Fair value is determined based on third party appraisals.  At March 31, 2008, loans determined to be impaired with an outstanding balance of $42.1 million were carried net of specific reserves of $7.5 million for a fair value of $34.6 million.

Loans held for sale - On a non-recurring basis, loans held for sale are recorded in our consolidated statement of financial position at the lower of cost or fair value.  Fair value is generally determined by estimating a gross premium or discount, which is derived from pricing currently observable in the market.  Loans held for sale are considered to be Level 2 in the fair value hierarchy of valuation techniques.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statement of financial position at the lower of cost or fair value.  Fair value is determined based on third party appraisals obtained at the time the Company takes title to the property and, if less than the carrying value of the loan, the carrying value of the loan is adjusted to the fair value. Real estate owned is considered to be Level 2 in the fair value hierarchy of valuation techniques.

Note 11 – Recent Accounting Developments

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS 160 when required in 2009 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.

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

See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption “Risk Factors” in Item 1A of the Company’s 2007 Annual Report on Form 10-K).

Overview

Generally, our results of operations depend on our net interest income.  Net interest income is the difference between the interest income we earn on loans receivable, investment securities and cash and cash equivalents and the interest we pay on deposits and other borrowings.  The Company’s banking subsidiary, Wauwatosa Savings Bank (“Wauwatosa Savings”), is primarily a mortgage lender with such loans comprising 97.8% of total loans receivable on March 31, 2008.  Further, 79.2% of loans receivable are residential mortgage loans with over four-family loans comprising 32.5% of all loans on March 31, 2008.  Wauwatosa Savings funds loan production primarily with retail deposits and Federal Home Loan Bank advances.  On March 31, 2008, deposits comprised 68.6% of total liabilities.  Time deposits, also known as certificates of deposit, accounted for 84.3% of total deposits at March 31, 2008.  Federal Home Loan Bank advances outstanding on March 31, 2008 totaled $383.1 million, or 24.3% of total liabilities.

Our results of operations for the quarter ended March 31, 2008 have been significantly affected by the Federal Reserve’s aggressive reduction of short term interest rates and the concurrent steepening of the yield curve.

Our results of operations also are affected by our provision for loan losses, net interest income, noninterest income and noninterest expense.  Noninterest income consists primarily of service charges and mortgage banking fee income.  Noninterest expense consists primarily of compensation and employee benefits and occupancy expenses.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities.  During the three months ended March 31, 2008, our results of operation were adversely affected by deterioration in our asset quality resulting in increases in our non-accrual loans and real estate owned and a corresponding increase in loan charge-offs.  As a consequence we determined that significant additional provisions for loan losses were warranted.  As discussed below, during the three months ended March 31, 2008, the Company significantly increased its provision for loan losses to $2.7 million from $350,000 for the three months ended March 31, 2007.  Additional information regarding loan quality and its impact on our financial condition and results of operations can be found in the Asset Quality discussion beginning on page 29.

The following discussion and analysis is presented to assist the reader in the understanding and evaluation of the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the results of operations for the three month period ended March 31, 2008 and 2007 and the financial condition as of March 31, 2008 compared to the financial condition as of December 31, 2007.

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

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination.  Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.  Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement.

Management believes its tax policies and practices are critical because the determination of the tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets.  If our estimated valuation allowance is too high or too low it will affect our future net income.  Net deferred tax assets totaled $10.5 million and $9.7 million on March 31, 2008 and December 31, 2007, respectively.  As of March 31, 2008 and December 31, 2007, there was a valuation allowance of $244,000, net of $131,000 federal income tax benefit, related to the deferred tax asset recognized for the Wisconsin charitable contribution deduction carryforward.  If our estimated current and deferred tax assets and liabilities and any related estimated valuation allowance is too high or too low, it will affect our future net income in the year that the new information enabling us to better evaluate our estimates of income tax assets and liabilities becomes available.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

General - Net income for the three months ended March 31, 2008 totaled $609,000, or $0.02 for both basic and diluted earnings per share compared to net income of $2.1 million , or $0.06 for both basic and diluted earnings per share for the three months ended March 31, 2007.  The quarter ended March 31, 2008 generated an annualized return on average assets of 0.14% and an annualized return on average equity of 1.22%, compared to returns of 0.52% and 3.58%, respectively, for the comparable period in 2007.  The decrease in net income was due to a $2.3 million increase in provisions for loan losses, a $273,000 decrease in net interest income and a $194,000 increase in noninterest expense offset by $1.3 million decrease in income taxes.  The increase in the provision for loan losses was the direct result of an increase in loan charge-offs and an increase in specific loan losses attributable to impaired loans.  Loan charge-off activity and specific loan reserves are discussed in additional detail in the Asset Quality section beginning on page 29.  The net interest margin for the three months ended March 31, 2008 was 2.03% compared to 2.27% for the three months ended March 31, 2007.

Total Interest Income - Total interest income increased $1.0 million, or 4.3%, to $24.6 million during the three months ended March 31, 2008 compared to $23.6 million for the three months ended March 31, 2008.  Interest income on loans increased $556,000, or 2.6%, to $21.9 million for the three months ended March 31, 2008 compared to $21.3 million for the comparable period of 2007.  The increase resulted primarily from an increase of $51.8 million, or 3.7%, in the average loan balance to $1.44 billion during the three-month period ended March 31, 2008 from $1.38 billion during the comparable period in 2007.  The increase in average balance was partially offset by a 14 basis point decrease in the average yield on loans to 6.11% for the three-month period ended March 31, 2008 from 6.25% for the comparable period in 2007.  The decrease in average yield on loans was significantly impacted by non-accrual loans.  Unrecognized interest income on non-accrual loans increased by $975,000 in the quarter ended March 31, 2008.  This had the effect of reducing the average yield on loans for the quarter by seven basis points.  Unrecognized interest income on non-accrual loans increased by $476,000 in the quarter ended March 31, 2007 effectively reducing the average yield on loans for that period by three basis points.

In addition, interest income from mortgage-related securities increased $557,000, or 44.1%, to $1.8 million for the quarter ended March 31, 2008 compared to $1.3 million for the comparable quarter in 2007.  This was primarily due to the increase of $36.5 million, or 37.4%, in the average balance to $134.1 million for the three months ended March 31, 2008 from $97.6 million during the comparable period in 2007.  The increase in interest income reflects an increase in the average balance of mortgage-related securities as well as a 20 basis point increase in the average yield on mortgage-related securities to 5.45% for the quarter ended March 31, 2008 from 5.25% for the comparable period in 2007.  Finally, interest income from debt securities, federal funds sold and short-term investments decreased $111,000, or 11.2%, to $877,000 for the three months ended March 31, 2008 compared to $988,000 for the comparable period in 2007.  This was due to a 124 basis point decrease in the average yield on other earning assets to 3.35% for the three-month period ended March 31, 2008 from 4.59% for the comparable period in 2007, partially offset by an increase of $17.7 million, or 20.3%, in the average balance of other earning assets to $105.1 million during the three-month period ended March 31, 2008 from $87.4 million during the comparable period in 2007.  The decrease in average yield on other earning assets results primarily from a decline in dividends received on the Company’s FHLB stock.  The FHLBC stock yielded a return of 3.16% during the three months ended March 31, 2007, however, no dividend was received during the three months ended March 31, 2008.  On October 10, 2007, the FHLBC entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, dividend declarations are subject to the prior written approval of the Federal Housing Finance Board.  The FHLBC has not declared a dividend since it entered into the cease and desist order.

Total Interest Expense - Total interest expense increased by $1.3 million, or 8.6%, to $16.1 million during the three months ended March 31, 2008 from $14.8 million during the three months ended March 31, 2007.  This increase was the result of an increase an increase in average interest bearing deposits and borrowings outstanding.

Interest expense on deposits increased $40,000, or 0.4%, to $11.1 million during the three months ended March 31, 2008 from $11.0 million during the comparable period in 2007.  This was due to an increase of $24.9 million, or 2.4%, in the average balance of other interest bearing deposits to $1.05 billion during the three-month period ended March 31, 2008 from $1.02 billion during the comparable period in 2007.  The increase in interest expense attributable to the increase in average balance was partially offset by a decrease in the cost of total average deposits of 13 basis points to 4.23% for the three-month period ended March 31, 2008 compared to 4.36% for the comparable period during 2007.  The decrease in the cost of deposits reflects the lower interest rate environment occasioned by the Federal Reserve’s reduction of short term interest rates which are the basis for determining the market rate for deposit interest rates.

Interest expense on borrowings increased $1.2 million, or 32.6%, to $5.0 million during the three months ended March 31, 2008 from $3.8 million during the comparable period in 2007.  The increase resulted primarily from an increase in average borrowings outstanding of $125.3 million, or 36.2%, to $471.3 million during the three-month period ended March 31, 2008 from $346.0 million during the comparable period in 2007.  The increase in average borrowings was partially offset by a 15 basis point decrease in the average cost of borrowings to 4.18% during the three-month period ended March 31, 2008 from 4.33% during the comparable period in 2007.The increased use of borrowings as a source of funding during the year ended December 31, 2007 and the early portion of the quarter ended March 31, 2008 was due to favorable rates and terms compared to alternate funding sources including retail and wholesale deposits.

Net Interest Income - Net interest income decreased by $273,000 or 3.1%, during the three months ended March 31, 2008 as compared to the same period in 2007.  The decrease resulted primarily from a 7 basis point decrease in our net interest rate spread to 1.67% for the three month period ended March 31, 2008 from 1.74% for the comparable period in 2007. The 7 basis point decrease in the net interest rate spread resulted from a 21 basis point decrease in the yield on interest earning assets, which was partially offset by a 14 basis point decrease in the cost of interest bearing liabilities.  The decrease in net interest income resulting from a decrease in our net interest rate spread was compounded by a decrease in net average earning assets of $43.5 million, or 23.2%, to $143.9 million for the three-month period ended March 31, 2008 from $187.4 million from the comparable period in 2007.  The decrease in net average earning assets was primarily attributable to the repurchase of outstanding Company common stock throughout the year ended December 31, 2007.

Provision for Loan Losses - Provision for loan losses increased $2.3 million to $2.7 million during the three months ended March 31, 2008, from $350,000 during the comparable period during 2007.  The increased provision for the three months ended March 31, 2007 was the result of $758,000 of net loan charge-offs, specific loss provisions and a continued increase in non-performing assets.  See Asset Quality section beginning on page 29 for an analysis of charge-offs, non-performing assets specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $124,000, or 7.7%, to $1.7 million during the three months ended March 31, 2008 from $1.6 million during the comparable period in 2007. The increase resulted primarily from an increase in mortgage banking income generated by our Waterstone Mortgage Corporation subsidiary.

Noninterest Expense - Total noninterest expense increased $194,000, or 2.9%, to $7.0 million during the three months ended March 31, 2008 from $6.8 million during the comparable period in 2007.  The increase was primarily the result of increase in real estate owned expense and data processing expense, offset by decreases in compensation, payroll taxes and other employee benefits and advertising expense.

Compensation, payroll taxes and other employee benefit expense decreased $175,000, or 4.4%, to $3.8 million during the three months ended March 31, 2008 from $4.0 million during the comparable period in 2007.  This decrease resulted primarily from a reduction in expense related to the ESOP plan in addition to a reduction in salaries.  Expense related to the Company’s ESOP plan decreased $103,000, or 30.7%, to $233,000 during the three months ended March 31, 2008 compared to $336,000 during the comparable period in 2007.  This decrease is directly related to the decrease in the Company’s average share price during the quarter ended March 31, 2008 compared to the comparable period in 2007.  Salary expense decreased by $80,000, or 3.0% to $2.6 million during the three months ended March 31, 2008 compared to $2.7 million during the comparable period in 2007.  Salary expense decreased as a result of a decrease in the overall level of full-time equivalent employees.

Advertising expense decreased $109,000, or 39.9%, for the three months ended March 31, 2008 to $164,000 from $273,000 during the comparable period in 2007.  The Company has scaled back its advertising efforts during the three months ended March 31, 2008.  Advertising activity is expected to increase later in 2008 in connection with the marketing of the new Bank name, WaterStone Bank SSB.

Data processing expense increased $129,000, or 54.0%, for the three months ended March 31, 2008 to $368,000 from $239,000 during the comparable period in 2007.  The increase in data processing expense for the quarter ended March 31, 2008 as compared to the comparable period in 2007 was due to increased usage of services offered by our core data processing service provider partially offset by a reduction in the use of other third party information technology consultants and service providers.

Real estate owned expense totaled $383,000 for the three months ended March 31, 2008.  There was no comparable expense during the three months ended March 31, 2007.  Real estate owned expense includes the net gain or loss recognized upon the sale of a foreclosed property, as well as the operating and carrying costs related to the properties.  During the quarter ended March 31, 2008, operational expenses totaled $454,000 and net gains on sales totaled $71,000.  The increase in expense compared to the comparable prior period results from an increase in the number and total cost basis of foreclosed properties.  Real estate owned totaled $9.8 million at March 31, 2008 and $733,000 at March 31, 2007.

Income Taxes - The effective tax rate for the three months ended March 31, 2008 provided a 17.3% benefit as compared to a 34.6% expense for the comparable period during 2007.  The change between first quarter 2007 pre-tax income and 2008 income tax benefit was the result of a combination of a federal effective tax rate of 11.1% and an effective state benefit of 28.3%.  The low federal rate is the result of low consolidated pre-tax income due to the high loan loss provision.  The state tax benefit is the result of pre-tax losses generated by high loan loss provisions for the Wisconsin banking subsidiary.  It is anticipated that these benefits will be realized in future periods.

Net Income - As a result of the foregoing factors, net income for the three months ended March 31, 2008 decreased $1.5 million, or 71.0%, to $609,000, from $2.1 million during the comparable period in 2007.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total Assets - Total assets increased by $67.2 million, or 3.9%, to $1.78 billion at March 31, 2008 from $1.71 billion at December 31, 2007. The increase in total assets is reflected in increases in cash and cash equivalents of $18.8 million, increases in securities available for sale and held to maturity of $11.2 million, and an increase in  loans receivable of $34.1 million.

Cash and Cash Equivalents – Cash and cash equivalents increased by $18.8 million to $36.7 million at March 31, 2008 from $17.9 million at December 31, 2007.  The increase in cash and cash equivalents funded primarily by an increase in time deposits.

Securities Available for Sale – Securities available for sale increased by $8.9 million, or 5.2%, to $181.1 million at March 31, 2008 from $172.1 million at December 31, 2007.  The Company invested an additional $10.0 million in its Nevada investment subsidiary during the three months ended March 31, 2008.  The investment subsidiary used the proceeds of the capital infusion to purchase additional mortgage-related securities.

Securities Held to Maturity – Securities held to maturity increased by $2.3 million, or 30.0%, to $9.9 million at March 31, 2008 from $7.6 million at December 31, 2007.  A portion of the Company’s proceeds of the capital infusion in its Nevada investment subsidiary were used to increase the subsidiary’s held-to-maturity portfolio.  These higher yield structured notes accrue interest based on the range of a constant maturity treasury yield spread and therefore have a higher potential for market value volatility.  As the Company has the intent and ability to hold these securities until maturity, they have been classified as held-to-maturity rather than as available-for-sale.

Loans Held for Sale – Loans held for sale decreased by $2.8 million, or 12.2%, to $20.3 million at March 31, 2008, from $23.1 million at December 31, 2007.  Fluctuations in the balance of loans held for sale result primarily from the timing of loan closings and sales to third parties.

Loans Receivable - Loans receivable increased $34.1 million, or 2.4%, to $1.44 billion at March 31, 2008 from $1.40 billion at December 31, 2007.  Loans receivable increased by $4.1 million, or 0.3%, during the three months ended March 31, 2007.  The 2008 total increase in loans receivable was primarily attributable to a $31.6 million increase in one –to four-family loans and a $12.2 million increase in over four-family loans and a $4.4 million increase in commercial business, offset by a $13.3 million decrease in construction and land loans.  During the three-month period ended March 31, 2008, $4.7 million in loans were transferred to real estate owned.

The following table shows loan origination, principal repayment and sales activity during the periods indicated.

	As of or for the	As of or for the
	Three Months Ended	Year Ended
	March 31, 2008	December 31, 2007
	(In Thousands)
Total gross loans receivable and held for sale at beginning of period	$1,495,970	1,450,170
Real estate loans originated for investment:
Residential
One- to four-family	42,530	65,851
Over four-family	29,957	64,857
Construction and land	8,698	33,705
Commercial	754	13,494
Home equity	3,914	15,886
Total real estate loans originated for investment	85,853	193,793
Consumer loans originated for investment	52	157
Commerical loans originated for investment	2,879	25,229
Total loans originated for investment	88,784	219,179
Principal repayments	(54,765)	(191,100)
Net activity in loans held for investment	34,019	28,079
Loans originated for sale	137,269	242,120
Loans sold	(140,096)	(224,399)
Net activity in loans held for sale	(2,827)	17,721
Total gross loans receivable and held for sale at end of period	$1,527,162	1,495,970

Cash Surrender Value of Life Insurance – Cash surrender value of life insurance increased $5.2 million, or 20.4%, to $30.9 million at March 31, 2008 from $25.6 million at December 31, 2007.  A new $5 million bank owned life insurance contract was executed in the quarter ended March 31, 2008.

Deposits – Total deposits increased $86.2 million, or 8.7%, to $1.08 billion at March 31, 2008 from $994.5 million at December 31, 2007.  Total time deposits increased $84.8 million, or 10.3%, to $911.0 million from $826.2 million at December 31, 2007.  The increase in time deposits resulted from the promotion of competitive rates on both the local retail and non-local wholesale markets.  Time deposits originated through local retail outlets increased $51.4 million, or 6.3%, to $863.3 million at March 31, 2008 from $811.9 million at December 31, 2007.  Time deposits originated through the wholesale market increased $33.4 million, to $47.7 million at March 31, 2008 from $14.3 million at December 31, 2007.  Total money market and savings deposits increased $6.2 million, or 5.5%, to $120.6 million at March 31, 2008 from $114.4 million at December 31, 2007.  Partially offsetting the increase in time and money market and savings deposits, total demand deposits decreased $4.1 million, or 7.7%, to $49.1 million at March 31, 2008 from $53.2 million at December 31, 2007.  The increase in money market account balances included amounts transferred from existing demand accounts.

Borrowings – Total borrowings decreased $8.4 million, or 1.8%, to $467.1 million at March 31, 2008 from $475.5 million at December 31, 2007.  The overall decrease in borrowings at March 31, 2008 was a result of a decrease of $17.7 million in FHLB advances and a decrease of $5.7 million in short-term federal funds borrowed, partially offset by a new $15.0 million FHLB advance at a rate of 2.73%, due in January 2018 and with quarterly calls beginning in April 2008.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes and insurance increased $7.8 million to $8.4 million at March 31, 2008 from $607,000 at December 31, 2007.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $19.2 million, or 50.7%, to $18.6 million at March 31, 2008 from $37.8 million at December 31, 2007.  The decrease, which is seasonally normal, was primarily due to a decrease in amounts due to mortgage holders related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  These amounts remain classified as other liabilities until paid.  The balance of these outstanding checks was $579,000 at March 31, 2008 and $17.4 million at December 31, 2007.

Shareholders’ Equity – Shareholders’ equity increased $837,000 million, or 0.4%, to $202.7 million at March 31, 2008 from $201.8 million at December 31, 2007.  The increase was primarily a result of net income recognized during the three months ended March 31, 2008, which totaled $609,000.  In addition, shareholders’ equity increased by $670,000 due to the net impact of employee benefits including ESOP, incentive stock options and restricted stock awards.  This increase was partially offset by a $442,000 increase in accumulated other comprehensive loss, net of taxes.  Accumulated other comprehensive loss is the estimated unrealized loss attributable to the decline in market value of available-for-sale investment securities.

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

	Three Months Ended March 31,
	2008				2007
	Average Balance	Interest and Dividends		Yield/Cost	Average Balance	Interest and Dividends		Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,436,140	21,879	(1)	6.11%	$1,384,345	21,323	(1)	6.25%
Mortgage related securities(2)	134,134	1,821		5.45	97,647	1,264		5.25
Debt securities (2), federal funds sold and short-term investments	105,119	877		3.35	87,372	988		4.59
Total interest-earning assets	1,675,393	24,577		5.88	1,569,364	23,575		6.09
Noninterest-earning assets	76,226				66,236
Total assets	$1,751,619				$1,635,600
Interest-bearing liabilities:
Demand and money market accounts	$143,642	825		2.30	$137,591	1,047		3.09
Savings accounts	22,559	57		1.01	19,002	19		0.41
Certificates of deposit	882,879	10,177		4.62	867,632	9,954		4.65
Total interest-bearing deposits	1,049,080	11,059		4.23	1,024,225	11,020		4.36
Borrowings	471,297	4,911		4.18	345,999	3,691		4.33
Other interest bearing liabilities	11,128	114		4.11	11,733	98		3.39
Total interest-bearing liabilities	1,531,505	16,084		4.21	1,381,957	14,809		4.35
Noninterest-bearing liabilities	18,803				15,535
Total liabilities	1,550,308				1,397,492
Equity	201,311				238,108
Total liabilities and equity	$1,751,619				$1,635,600
Net interest income		8,493				8,766
Net interest rate spread (3)				1.67%				1.74%
Net interest-earning assets (4)	$143,888				$187,407
Net interest margin (5)				2.03%				2.27%
Average interest-earning assets to average interest-bearing liabilities				109.40%				113.56%

______________
      (1)  Includes net deferred loan fee amortization income of $430,000 and $518,000 for the three months ended March 31,2008 and 2007, respectively.
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

	Three Months Ended March 31,
	2008 versus 2007
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable(1) (2)	$1,333	(777)	556
Mortgage related securities	$507	50	557
Other earning assets(3)	336	(447)	(111)
Total interest-earning assets	2,176	(1,174)	1,002

Interest expense:
Demand and money market accounts	47	(269)	(222)
Savings accounts	4	34	38
Certificates of deposit	347	(124)	223
Total interest-bearing deposits	398	(359)	39
Borrowings	1,346	(126)	1,220
Other interest bearing liabilities	(5)	21	16
Total interest-bearing liabilities	1,739	(464)	1,275
Net change in net interest income	$437	(710)	(273)

(1)	Includes net deferred loan fee amortization income of $430,000 and $518,000 for the three months ended March 31, 2008 and 2007, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Average balance of available for sale securities is based on amortized historical cost.

ASSET QUALITY

The following table summarizes non-performing loans and assets:

NON-PERFORMING ASSETS

	At March 31,	At December 31,
	2008	2007
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$30,907	32,587
Over four-family	42,286	38,218
Construction and land	5,423	3,855
Commercial real estate	7,842	4,358
Home equity	1,620	1,332
Total non-accrual loans	88,078	80,350
Real estate owned	9,788	8,543
Total non-performing assets	$97,866	88,893

Total non-accrual loans to total loans receivable	6.13%	5.73%
Total non-accrual loans to total assets	4.95%	4.70%
Total non-performing assets to total assets	5.51%	5.20%

Total non-accrual loans increased by $7.7 million to $88.1 million as of March 31, 2008, compared to $80.4 million as of December 31, 2007.  The ratio of non-accrual loans to total loans at March 31, 2008 was 6.13% compared to 5.73% at December 31, 2007.  All categories of loans with the exception of one- to four-family loans experienced an increase in non-accrual loans.  The $7.7 million increase in non-accrual loans between December 31, 2007 and March 31, 2008, primarily relates to three borrowers.  The first is a $3.8 million relationship with a borrower who has fifteen loans that are secured by one- to four-family, over four-family and commercial real estate properties.  Based upon a review of the underlying collateral, the Company has determined that the value of the properties is not sufficient to allow for the recovery of the outstanding balance.  As a result, a $168,000 specific reserve has been established with respect to this relationship.  The second lending relationship that has contributed to the increase in non-accrual loans is an individual with two loans totaling $3.3 million.  The Company believes that the collateral, which consists of commercial real estate and land, is adequate to recover the outstanding principal balance of each of the loans, should the borrower cease efforts to return the loan to a performing status.  The third is a $1.9 million relationship with borrower with a loan secured by land to be used for residential development.  Based upon a review of the underlying collateral, management has determined that the value is adequate to recover the outstanding principal balance of each of the loans, should the borrower cease efforts to return the loan to a performing status.

Of the $88.1 million in total non-accrual loans as of March 31, 2008, the Company has determined that $36.8 million represent loans in which the estimated realizable value of the underlying collateral is not sufficient to allow for the recovery of the outstanding balance.  As a result of this collateral shortfall, the Company recorded charge-offs totaling $291,000 and specific reserves totaling $6.5 million.  Based upon its review of the remaining $51.3 million in non-accrual loans, the Company believes that the value of the underlying collateral securing these loans is adequate to recover the outstanding principal balance of each of the loans, should the respective borrower cease efforts to return the loan to a performing status.

Of the $88.1 million in total non-accrual loans as of March 31, 2008, $26.6 million related to two borrower relationships.  The first is a $17.9 million relationship with a borrower who has twenty loans that are all secured by multi-family properties.  Based upon a review of the underlying collateral, the Company has determined that the value of the properties is not sufficient to allow for the recovery of the outstanding balance.  As a result, a $2.0 million specific reserve has been established with respect to this relationship.  The second is a relationship with a borrower that has twelve loans totaling $8.7 million.  The Company believes that the collateral, which consists of two- to four-family and multifamily rental units, is not sufficient to recover the outstanding principal balance of each of the loans, should the borrower cease efforts to return the loan to a performing status.  As a result, a $380,000 specific reserve has been established with respect to this relationship.  In addition to the two borrower relationships noted previously, a significant portion of total non-accrual loans relates to a number of lending relationships with small real estate investors, whose collateral consists of non-owner occupied one- to four-family properties.  As of March 31, 2008, $17.7 million relates to this general category.  Based upon a review of the underlying collateral, the Company has determined that the value of the properties related to these loans is not sufficient to allow for the recovery of the outstanding balance.  As a result, a $2.0 million specific reserve has been established with respect to this general category of borrowers.

Total real estate owned increased by $1.2 million, or 14.6%, to $9.8 million as of March 31, 2008, compared to $8.5 million as of December 31, 2007.  The entire $1.2 million increase relates to one- to four-family properties, the majority of which were non-owner occupied properties repossessed from small real estate investors.  Of the $9.8 million in total real estate owned as of March 31, 2008, $4.2 million represented non-owner occupied one- to four-family properties owned by small real estate investors, $1.9 million related to a single lending relationship, consisting of three notes collateralized by two parcels of undeveloped land that was to have been developed into residential real estate and $1.0 million related to a number of borrowers who contracted to construct single-family homes on a speculative basis, using a common contractor.  Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.  Upon foreclosure and transfer to real estate owned the Company recognized approximately $881,000 in charge-offs related to these properties during the three months ended March 31, 2008.

A summary of the allowance for loan losses is shown below:

ALLOWANCE FOR LOAN LOSSES

	At or for the Three Months
	Ended March 31,
	2008	2007
	(Dollars in Thousands)

Balance at beginning of period	$12,839	$7,195
Provision for loan losses	2,699	350
Charge-offs:
Mortgage
One- to four-family	547	301
Over four-family	14	-
Construction and land	349	-
Consumer	4	-
Total charge-offs	914	301
Recoveries:
Mortgage
One- to four-family	44	-
Construction and land	106	-
Consumer	6	-
Total recoveries	156	-
Net charge-offs	758	301
Allowance at end of period	$14,780	$7,244

Ratios:
Allowance for loan losses to non-accrual loans at end of period	16.78%	17.21%
Allowance for loan losses to loans receivable at end of period	1.03%	0.53%
Net charge-offs to average loans outstanding (annualized)	0.25%	0.09%

_______________

Net charge-offs totaled $758,000, or 0.25% of average loans for the three months ended March 31, 2008 on an annualized basis, compared to $301,000, or 0.09% of average loans for the comparable period in 2007.  Of the $758,000 in net charge-offs for the three months ended March 31, 2008, approximately $503,000 related to loans secured by one- to four-family loans.  The vast majority of charge-offs in this category relate to losses sustained on properties owned and managed by small real estate investors.  An additional $243,000 in net charge-offs related to construction and land loans.  Of this total, approximately $218,000 related to  loans made to a number of borrowers to finance single-family speculative home construction using a common contractor.  The contractor was unable to deliver according to plan and the borrowers were unable to cover cost over runs.  The charge-offs are based on either “as is” or “as completed” updated appraisals.

The allowance for loan loss totaled $14.8 million or 1.03% of loans outstanding as of March 31, 2008 compared to $12.8 million or 0.92% of loans outstanding as of December 31, 2007.  Of the $1.9 million, or 15.1% increase during the three months ended March 31, 2008, $1.8 million resulted from the establishment of specific reserves on new and existing non-accrual loans.  The increase in specific reserves primarily resulted from estimated collateral shortfalls noted in the one- to four-family loan category related to small real estate investors.  The shortfall in value generally results from property mismanagement as well as a softening of the overall real estate market.

The remaining $100,000 increase in the March 31, 2008 allowance for loan losses is attributable to the general valuation allowance intended to cover probable losses in the existing loan portfolio and was based on the increases in actual charge-off experience and in non-performing assets as previously described plus the increase in past due but still performing loans.  Total loans past due in excess of 60 days increased $1.5 million, or 1.5%, to $98.8 million as of March 31, 2008, compared to $97.3 million as of December 31, 2007.

The increase in the estimated allowance for loan losses for the period of $1.9 million plus the $758,000 in net charge-offs results in the $2.7 million loan loss provision for the three months ended March 31, 2008.  The net increase in the allowance for loan loss is primarily attributable to the increase in non-accrual loans, growth of the overall loan portfolio and an increase in loss experience.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 2.3% and 3.3% for the three months ended March 31, 2008 and 2007 respectively.  The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets.  We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans.  We also adjust liquidity as appropriate to meet asset and liability management objectives.  The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the full Asset/Liability Committee.  Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.

Regulatory liquidity, as required by the Wisconsin Department of Financial Institutions, is based on current liquid assets as a percentage of the prior month’s average deposits and short-term borrowings.  Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings.  Wauwatosa Savings’ primary and total regulatory liquidity at March 31, 2008 was 5.5% and 14.0%, respectively.

Our primary sources of liquidity are deposits, amortization and prepayment of loans, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competitors.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term, interest-earning assets, which provide liquidity to meet lending requirements.  Additional sources of liquidity used for the purpose of managing long- and short-term cash flows include $50 million in federal funds lines of credit with three commercial banks and advances from the Federal Home Loan Bank of Chicago (FHLBC).

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2008 and 2007, respectively, $36.7 million and $17.9 million of our assets were invested in cash and cash equivalents.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, federal funds purchased and advances from the FHLBC.

On October 10, 2007, the FHLBC entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC has received approval of the Director of the Office of Supervision of the Federal Housing Finance Board ("OS Director"). The order also provides that dividend declarations are subject to the prior written approval of the OS Director. We currently hold, at cost, $19.7 million of FHLBC stock, all of which we believe we will ultimately be able to recover.  Based upon correspondence we received from the FHLBC, also incorporated into FHLBC’s 8-K, there is currently no expectation that this cease and desist order will impact the short- and long-term funding options provided by the FHLBC.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

During the three months ended March 31, 2008 and 2007, loan originations, net of collected principal and transfers to real estate owned, totaled $34.0 million and $5.0 million, respectively, reflecting net growth in our portfolio.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.  Deposits increased by $86.2 million for the three months ended March 31, 2008 primarily as the result of competitive pricing offered in the local market as well as the non-local wholesale market.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC, which provide an additional source of funds.  At March 31, 2008, we had $383.1 million in advances from the FHLBC, of which $30.1 million was due within 12 months, and an additional available borrowing limit of $123.5 million based on collateral requirements of the FHLBC.  As an additional source of funds, we also enter into repurchase agreements.  At March 31, 2008, we had $84.0 million in repurchase agreements.  The agreements mature at various times beginning in 2017, however, both all are callable beginning in 2009 and quarterly thereafter.

At March 31, 2008, we had outstanding commitments to originate loans of $35.3 million, unfunded commitments under construction loans of $25.5 million, unfunded commitments under business lines of credit of $11.6 million and unfunded commitments under lines of credit and standby letters of credit of $32.9 million.  At March 31, 2008, certificates of deposit scheduled to mature in one year or less totaled $746.9 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances in order to maintain our level of assets.  However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed.  Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Regulatory Capital

Wauwatosa Savings is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, that as of March 31, 2008, the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2008 the most recent notification from the Federal Deposit Insurance Corporation categorized Wauwatosa Savings as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” Wauwatosa Savings must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed Wauwatosa Savings’ category.

As a state-chartered savings bank, Wauwatosa Savings is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.

The actual capital amounts and ratios for Wauwatosa Savings as of March 31, 2008 are presented in the table below:

	March 31, 2008
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Wauwatosa Savings
Total capital (to risk-weighted assets)	$184,655	12.63%	$116,996	8.00%	$146,245	10.00%
Tier I capital (to risk-weighted assets)	170,399	11.65%	58,498	4.00%	87,747	6.00%
Tier I capital (to average assets)	170,399	9.77%	69,749	4.00%	87,186	5.00%
State of Wisconsin (to total assets)	170,399	9.62%	106,308	6.00%	N/A	N/A

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of Wauwatosa Savings as of March 31, 2008 and the respective maturity dates.

Contractual Obligations
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Deposits without a stated maturity (5)	$169,720	169,720	-	-	-
Certificates of deposit (5)	911,012	746,897	142,222	21,863	30
Federal Home Loan Bank advances (1)	383,050	30,050	53,000	-	300,000
Repurchase agreements (2)(5)	84,000	-	-	-	84,000
Operating leases (3)	183	105	78	-	-
Capital lease	3,600	3,600	-	-	-
State income tax obligation (4)	2,484	1,242	1,242	-	-
Salary continuation agreements	2,689	576	1,050	340	723
	$1,556,738	952,190	197,592	22,203	384,753

(1)  Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.  Excludes interest which will accrue on the advances.  All Federal Home Loan Bank advances with maturities exceeding five years are callable on a quarterly basis with the initial call at various times through March 2009.

 (2)  The repurchase agreements are callable on a quarterly basis with the initial call in March 2009.
 (3)  Represents non-cancelable operating leases for offices and equipment.
 (4)  Represents remaining amounts due to the Wisconsin Department of Revenue related to the operations of the Company’s Nevada subsidiary.
(5)   Excludes interest.

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of March 31, 2008.

Other Commitments
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$35,331	35,331	-	-	-
Unused portion of home equity lines of credit (2)	30,697	30,697	-	-	-
Unused portion of business lines of credit	11,649	11,649	-	-	-
Unused portion of construction loans (3)	25,511	25,511	-	-	-
Standby letters of credit	2,283	2,066	132	85	-
Total Other Commitments	$105,471	105,254	132	85	0

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

Income Simulation.  Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation used projected repricing of assets and liabilities at March 31, 2008 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions can have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage-related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the expected average lives of our assets tend to lengthen more than the expected average lives of our liabilities and, therefore, negatively impact net interest income and earnings.

Percentage Increase (Decrease) in Estimated Annual Net Interest Income Over 24 Months

300 basis point increase in rates	3.94%
200 basis point increase in rates	4.71
100 basis point increase in rates	2.65
100 basis point decrease in rates	(9.51)
200 basis point decrease in rates	(12.89)
300 basis point decrease in rates	(22.42)

Wauwatosa Savings’ Asset/Liability policy limits projected changes in net average annual interest income to a maximum variance of (10%) to (50%) for various levels of interest rate changes measured over a 24-month period when compared to the flat rate scenario.  In addition, projected changes in the capital ratio are limited to (0.15%) to (1.00%) for various levels of changes in interest rates when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  Because our balance sheet is asset sensitive, income is projected to increase proportionately with increases in interest rates.  At March 31, 2008, a 100 basis point immediate and instantaneous increase in interest rates had the effect of increasing estimated net interest income by 2.65% while a 100 basis point decrease in rates had the affect of decreasing net interest income by 9.51%.  At March 31, 2008, a 100 basis point immediate and instantaneous increase in interest rates had the effect of increasing the estimated return on assets by 0.04% while a 100 basis point decrease in rates had the effect of decreasing the return on assets by 0.15%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At March 31, 2008, we believe that any liability arising from the resolution of any pending legal proceedings will not be material to our financial condition or results of operations.

Item 1A. Risk Factors

See “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Item 6. Exhibits

    (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAUWATOSA HOLDINGS, INC. (Registrant)
Date: May 9, 2008
/s/Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer
Date: May 9, 2008
/s/ Richard C. Larson
Richard C. Larson
Chief Financial Officer

EXHIBIT INDEX

WAUWATOSA HOLDINGS, INC.

Form 10-Q for Quarter Ended March 31, 2008

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