Form 10-Q
period 2008-06-30
Wauwatosa Holdings, Inc.
filed 2008-08-08
CIK 1329517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

OR

*	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-51507

WATERSTONE FINANCIAL, INC.

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

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 31,250,897 at July 31, 2008.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30,	December 31,
	2008	2007
Assets	(In Thousands, except share data)
Cash	$5,448	5,492
Federal funds sold	11,148	11,833
Interest-earning deposits in other financial institutions
and other short term investments	—	559
Cash and cash equivalents	16,596	17,884
Securities available for sale (at fair value)	186,781	172,137
Securities held to maturity (at amortized cost)
fair value of $9,336 in 2008 and $7,174 in 2007	9,937	7,646
Loans held for sale	12,265	23,108
Loans receivable	1,522,239	1,402,048
Less: Allowance for loan losses	19,611	12,839
Loans receivable, net	1,502,628	1,389,209
Office properties and equipment, net	31,253	32,018
Federal Home Loan Bank stock, at cost	21,653	19,289
Cash surrender value of life insurance	31,412	25,649
Real estate owned	16,557	8,543
Prepaid expenses and other assets	19,346	14,719
Total assets	$1,848,428	1,710,202

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$51,776	53,210
Money market and savings deposits	120,803	115,135
Time deposits	920,277	826,190
Total deposits	1,092,856	994,535

Short term borrowings	32,296	53,484
Long term borrowings	487,000	422,000
Advance payments by borrowers for taxes	16,188	607
Other liabilities	21,176	37,757
Total liabilities	1,649,516	1,508,383

Shareholders’ equity:
Preferred stock (par value $.01 per share)
Authorized 20,000,000 shares, no shares issued	—	—
Common stock (par value $.01 per share)
Authorized - 200,000,000 shares in 2008 and 2007
Issued - 33,975,250 shares in 2008 and in 2007
Outstanding - 31,250,897 shares in 2008 and in 2007	340	340
Additional paid-in capital	107,222	106,306
Accumulated other comprehensive income (loss) net of taxes	(2,278)	44
Retained earnings, substantially restricted	144,440	146,367
Unearned ESOP shares	(5,551)	(5,977)
Treasury shares (2,724,353 shares), at cost	(45,261)	(45,261)
Total shareholders’ equity	198,912	201,819
Total liabilities and shareholders’ equity	$1,848,428	1,710,202

See Accompanying Notes to Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Interest income:
Loans	$44,418	43,308	$22,539	21,985
Mortgage-related securities	3,740	2,542	1,919	1,278
Debt securities, federal funds sold and
short-term investments	1,667	2,060	790	1,072
Total interest income	49,825	47,910	25,248	24,335
Interest expense:
Deposits	21,420	22,166	10,356	11,141
Borrowings	10,162	7,989	5,142	4,204
Total interest expense	31,582	30,155	15,498	15,345
Net interest income	18,243	17,755	9,750	8,990
Provision for loan losses	11,276	6,026	8,577	5,676
Net interest income after provision for loan losses	6,967	11,729	1,173	3,314
Noninterest income:
Service charges on loans and deposits	975	1,053	439	536
Increase in cash surrender value of life insurance	583	448	347	267
Mortgage banking income	1,979	1,393	1,229	824
Other	442	421	237	84
Total noninterest income	3,979	3,315	2,252	1,711
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	8,294	7,919	4,469	3,919
Occupancy, office furniture and equipment	2,419	2,494	1,166	1,270
Advertising	532	555	368	282
Data processing	697	654	329	415
Communications	344	383	176	167
Professional fees	513	638	296	368
Real estate owned	1,240	7	857	6
Other	1,616	1,146	992	561
Total noninterest expenses	15,655	13,796	8,653	6,988
Income (loss) before income taxes	(4,709)	1,248	(5,228)	(1,963)
Income taxes (benefit)	(2,782)	418	(2,692)	(694)
Net income (loss)	(1,927)	830	(2,536)	(1,269)
Earnings (loss) per share:
Basic	(0.06)	0.03	(0.08)	(0.04)
Diluted	(0.06)	0.03	(0.08)	(0.04)
Weighted average shares outstanding:
Basic	30,535,674	32,478,758	30,545,141	32,041,622
Diluted	30,535,674	32,487,551	30,545,141	32,053,131

See Accompanying Notes to Consolidated Financial Statements.

WATERSONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other		Unearned
	Common Stock		Paid-In	Comprehensive	Retained	ESOP	Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Shares	Equity
	(In Thousands)
Balances at December 31, 2006	33,724	$337	104,182	(1,225)	144,809	(6,831)	—	241,272

Comprehensive income:
Net income	—	—	—	—	830	—	—	830
Other comprehensive income (loss):
Net unrealized holding gains on
available for sale securities arising during the period, net of taxes of $551	—	—	—	(1,024)	—	—	—	(1,024)
Total comprehensive loss								(194)
ESOP shares committed to be released to Plan participants	—	—	236	—	—	427	—	663
Stock based compensation	252	3	863					866
Purchase of treasury stock	—	—	—	—	—	—	(25,778)	(25,778)

Balances at June 30, 2007	33,976	$340	105,281	(2,249)	145,639	(6,404)	(25,778)	216,829

Balances at December 31, 2007	31,251	$340	106,306	44	146,367	(5,977)	(45,261)	201,819

Comprehensive loss:
Net loss	—	—	—	—	(1,927)	—	—	(1,927)
Other comprehensive income (loss):
Net unrealized holding loss on
available for sale securities arising during the period, net of taxes of $1,250	—	—	—	(2,322)	—	—	—	(2,322)
Total comprehensive loss								(4,249)
ESOP shares committed to be released to Plan participants	—	—	42	—	—	426	—	468
Stock based compensation	—	—	874	—	—	—	—	874

Balances at June 30, 2008	31,251	$340	107,222	(2,278)	144,440	(5,551)	(45,261)	198,912

See Accompanying Notes to Consolidated Financial Statements.

WATERSONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2008	2007
	(In Thousands)
Operating activities:
Net income	$(1,927)	830
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	11,276	6,026
Depreciation	1,260	1,313
Deferred income taxes	(2,210)	(858)
Stock based compensation	874	866
Net amortization of premium on debt and mortgage-related securities	(181)	(65)
Amortization of unearned ESOP shares	468	663
Gain on sale of loans held for sale	(1,237)	(766)
Loans originated for sale	(165,464)	(108,856)
Proceeds on sales of loans originated for sale	177,544	106,281
Increase in accrued interest receivable	(654)	(543)
Increase in cash surrender value of bank owned life insurance	(583)	(448)
Increase (decrease) in accrued interest on deposits and borrowings	1,669	(249)
Increase (decrease) in other liabilities	(651)	1,202
Loss (gain) loss on sale of real estate owned and other assets	376	(42)
Other	(265)	(62)
Net cash provided by operating activities	20,295	5,292
Investing activities:
Net increase in loans receivable	(139,213)	(8,754)
Purchases of:
Debt securities	(5,000)	(28,660)
Mortgage-related securities	(24,529)	(12,952)
Structured notes, held to maturity	(4,289)	(7,646)
Premises and equipment, net	(774)	(1,134)
Bank owned life insurance	(5,180)	(180)
FHLB stock	(2,364)	(337)
Proceeds from:
Principal repayments on mortgage-related securities	10,458	8,543
Maturities of debt securities	984	3,001
Calls on structured notes	1,998	-
Sales of real estate owned and other assets	6,193	1,196
Net cash used in investing activities	(161,716)	(46,923)

See Accompanying Notes to Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2008	2007
	(In Thousands)
Financing activities:
Net increase (decrease) in deposits	98,322	(17,305)
Net change in short-term borrowings	(21,188)	(7,000)
Proceeds from long-term borrowings	65,000	47,900
Net increase in advance payments by borrowers for taxes	(2,001)	(1,551)
Purchase of treasury stock	—	(25,778)
Net cash provided by (used in) financing activities	140,133	(3,734)
Decrease in cash and cash equivalents	(1,288)	(45,365)
Cash and cash equivalents at beginning of period	17,884	73,807
Cash and cash equivalents at end of period	$16,596	28,442

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	1,283	2,542
Interest payments	29,913	30,128
Noncash investing activities:
Loans receivable transferred to foreclosed properties	14,517	1,472
Noncash financing activities:
Long-term FHLB advances reclassified to short-term	—	17,729

See Accompanying Notes to Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The consolidated financial statements include the accounts of Waterstone Financial, Inc. (the “Company”) and the Company’s subsidiaries.  At a special meeting of shareholders held on July 18, 2008, the shareholders of Wauwatosa Holdings, Inc. approved an amendment to the Company’s charter changing its name to Waterstone Financial, Inc. The charter amendment is effective August 1, 2008.

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2007 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Note 2 — Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform with the June 30, 2008 presentation.

Note 3 — Securities

Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	June 30, 2008
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$41,513	133	(353)	41,293
Collateralized mortgage obligations	103,185	462	(2,731)	100,916
Mortgage-related securities	144,698	595	(3,084)	142,209

Government sponsored entity bonds	13,003	228	—	13,231
Municipal securities	27,334	121	(1,364)	26,091
Other debt securities	5,250	—	—	5,250
Debt securities	45,587	349	(1,364)	44,572
	$190,285	944	(4,448)	186,781

	December 31, 2007
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$20,128	154	(68)	20,214
Collateralized mortgage obligations	110,419	1,050	(1,073)	110,396
Mortgage-related securities	130,547	1,204	(1,141)	130,610

Government sponsored entity bonds	13,996	187	(1)	14,182
Municipal securities	27,277	209	(391)	27,095
Other debt securities	250	—	—	250
Debt securities	41,523	396	(392)	41,527
	$172,070	1,600	(1,533)	172,137

At June 30, 2008, $13.2 million of the Company’s government sponsored entity bonds and $79.8 million of the Company’s mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.

The amortized cost and fair values of investment securities by contractual maturity at June 30, 2008, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt securities
Due within one year	$6,986	7,042
Due after one year through five years	6,797	6,982
Due after five years through ten years	1,354	1,344
Due after ten years	30,451	29,205
Mortgage-related securities	144,698	142,209
	$190,286	186,782

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	June 30, 2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage backed securites	$27,864	(329)	2,477	(24)	30,341	(353)
Collateralized mortgage obligations	42,468	(1,953)	18,387	(778)	60,855	(2,731)
Municipal securities	12,590	(419)	9,777	(945)	22,367	(1,364)
	$82,922	(2,701)	30,641	(1,747)	113,563	(4,448)

There are two mortgage backed securities, eight collateralized mortgage obligation securities and thirteen municipal securities at June 30, 2008 which have been in an unrealized loss position for twelve months or longer.  Because the decline in fair value of all aforementioned securities is not attributable to credit deterioration, and because the Company has the ability and intent to hold these securities until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Securities Held to Maturity

As of June 30, 2008, the Company held three securities that have been designated as held to maturity.  The securities have a total amortized cost of $9.9 million and an estimated fair value $9.3 million.  Each security is callable quarterly, all of which are callable beginning in the first quarter of 2009 and two of which have a final maturity in 2022.  The remaining security has a final maturity in 2023.

Note 4 — Loans Receivable

Loans receivable are summarized as follows:

	June 30,	December 31,
	2008	2007
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$757,009	672,362
Over four-family residential	495,579	477,766
Commercial real estate	57,156	51,983
Construction and land	160,910	156,289
Home equity	86,818	85,954
Consumer loans	356	286
Commercial business loans	35,013	28,222
Gross loans receivable	1,592,841	1,472,862
Less:
Undisbursed loan proceeds	67,813	67,549
Unearned loan fees	2,789	3,265
Total loans receivable, net	$1,522,239	1,402,048

Real estate collateralizing the Company’s first mortgage loans is primarily located in the Company’s general lending area of metropolitan Milwaukee.  Residential real estate collateralizing $138.9 million or 9% of total mortgage loans is located outside of Wisconsin.

Non-accrual loans totaled $91.8 million at June 30, 2008 and $80.4 million at December 31, 2007.

The following table presents data on impaired loans at June 30, 2008 and December 31, 2007.

	June 30,	December 31,
	2008	2007
	(In Thousands)
Impaired loans for which an allowance has been provided	$57,140	27,896
Impaired loans for which no allowance has been provided	39,348	54,632
Total loans determined to be impaired	$96,488	82,528

Allowance for loan losses related to impaired loans	$11,989	5,783

A summary of the activity in the allowance for loan loss is as follows:

	For the Six Months Ended
	June 30,
	2008	2007
	(Dollars in Thousands)

Balance at beginning of period	$12,839	7,195
Provision for loan losses	11,276	6,026
Charge-offs	(4,709)	(3,655)
Recoveries	205	4
Balance at end of period	$19,611	9,570

Allowance for loan losses to loans receivable	1.29%	0.70%
Net charge-offs to average loans outstanding (annualized)	0.62%	0.53%
Allowance for loan losses to non-performing loans	21.37%	19.25%
Non-performing loans to loans receivable	6.03%	3.61%

Note 5 — Deposits

A summary of the contractual maturities of certificate accounts at June 30, 2008 is as follows:

(In Thousands)

Within one year	$757,146
One to two years	112,737
Two to three years	28,481
Three to four years	12,738
Four through five years	9,132
After five years	43
$920,277

Note 6 — Borrowings

Borrowings consist of the following:

	June 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in Thousands)

Federal funds maturing
2008	$2,246	2.50%	5,705	4.75%

Federal Home Loan Bank Chicago (FHLBC) advances maturing:
2008	30,050	4.55%	47,779	4.24%
2009	4,100	4.23%	4,100	4.23%
2010	48,900	4.80%	48,900	4.80%
2016	220,000	4.34%	220,000	4.34%
2017	65,000	3.19%	65,000	3.19%
2018	65,000	2.97%	—	—

Repurchase agreements maturing:
2017	84,000	3.97%	84,000	3.97%
	$519,296	4.01%	475,484	4.16%

The $220 million in advances due in 2016 consist of eight callable advances.  The call features are as follows: $70 million at a weighted average rate of 4.44% callable quarterly until maturity, two $25 million advances at a weighted average rate of 4.64% callable in July 2008 and in August 2008 and quarterly thereafter, and two $50 million advances at a weighted average rate of 4.13% callable in January 2009 and in March 2009 and quarterly thereafter.

The $65 million in advances due in 2017 consist of three callable advances.  The call features are as follows: two $25 million advances at a weighted average rate of 3.12% callable quarterly until maturity and a $15 million advance at a rate of 3.46% callable quarterly until maturity.

The $65 million in advances due in 2018 consist of three callable advances.  The call features are as follows: two $25 million advances at a weighted average rate of 3.04% callable beginning in May 2010 and quarterly thereafter and a $15 million advance at a rate of 2.73% callable quarterly until maturity.

The $84 million in repurchase agreements include quarterly call options beginning in 2009.  The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $93.1 million at June 30, 2008.

The Company selects loans that meet underwriting criteria established by the FHLBC as collateral for outstanding advances.  The Company’s FHLBC borrowings are limited to 75% of the carrying value of qualifying, unencumbered one- to four-family mortgage loans.  In addition, these advances are collateralized by FHLBC stock of $21.7 million at June 30, 2008 and $19.3 million at December 31, 2007.

Note 7 – Income Taxes

The income tax provisions differ from that computed at the Federal statutory corporate tax rate for the three month periods ended June 30, 2008 and 2007 as follows:

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)

Income (loss) before income taxes	$(4,709)	1,248
Tax at federal statutory rate	$(1,648)	437
Effect of:
State income taxes, net of Federal income tax benefit	(747)	16
Cash surrender value of life insurance	(204)	(156)
Non-deductible ESOP and stock options expense	77	119
Tax-exempt interest income	(186)	(77)
Other	(74)	79
Income tax provision (benefit)	$(2,782)	418

Effective tax rate	59.1%	33.5%

Note 8 – Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk are as follows:

	June 30,	December 31,
	2008	2007
	(In Thousands)
Financial instruments whose contract amounts represent
potential credit risk:
Commitments to extend credit under first mortgage loans	$40,632	16,674
Unused portion of home equity lines of credit	31,554	31,492
Unused portion of construction loans	27,968	27,336
Unused portion of business lines of credit	8,291	8,721
Standby letters of credit	2,170	2,337

In connection with its mortgage banking activities, the Company enters into forward loan sale commitments.  Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale.  As of June 30, 2008 and December 31, 2007, the Company had $12.3 million and $23.1 million, respectively in forward loan sale commitments.  A forward sale commitment is a derivative instrument under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” (as amended), which must be recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in its value recorded in income from mortgage banking operations.  In determining the fair value of its derivative loan commitments for economic purposes, the Company considers the value that would be generated when the loan arising from exercise of the loan commitment is sold in the secondary mortgage market. That value includes the price that the loan is expected to be sold for in the secondary mortgage market.

Note 9 – Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings is computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Nonvested restricted stock is considered outstanding for dilutive earnings (loss) per share only.  Nonvested restriced stock and stock options at June 30, 2008 are antidilutive and are excluded from the earnings (loss) per share calculation.

Presented below are the calculations for basic and diluted earnings (loss) per share:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands, except per share data)

Net income (loss)	$(1,927)	830	(2,536)	(1,269)

Weighted average shares outstanding	30,536	32,479	30,545	32,042
Effect of dilutive potential common shares	-	9	-	11
Diluted weighted average shares outstanding	30,536	32,488	30,545	32,053

Basic earnings (loss) per share	$(0.06)	0.03	$(0.08)	(0.04)
Diluted earnings (loss) per share	$(0.06)	0.03	$(0.08)	(0.04)

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.  In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that we have the ability to access.  Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability , either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

	Assets Measured at Fair Value at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Available for sale securities	$186,781	-	180,237	6,544

The following summarizes the valuation techniques for assets recorded in our consolidated statements of financial condition at their fair value on a recurring basis:

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

Available-for-sale securties
(In Thousands)

Balance December 31, 2007	$7,073
Unrealized holding losses arising during the period:
Included in other comprehensive income	(141)
Principal repayments	(670)

Balance June 30, 2008	$6,544

Level 3 available-for-sale securities includes a single corporate collateralized mortgage obligation.  At June 30, 2008, this security was valued by obtaining indicative market pricing quotes from active brokers.

Assets Recorded at Fair Value on a Non-recurring Basis

Loans – On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded in our consolidated statements of financial condition at fair value.  Fair value is determined based on third party appraisals.  At June 30, 2008, loans determined to be impaired with an outstanding balance of $57.1 million were carried net of specific reserves of $12.0 million for a fair value of $45.1 million.  Impaired loans are considered to be Level 2 in the fair value hierarchy of valuation techniques.

Loans held for sale - On a non-recurring basis, loans held-for-sale are recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is generally determined by estimating a gross premium or discount, which is derived from pricing currently observable in the market.  Loans held-for-sale are considered to be Level 2 in the fair value hierarchy of valuation techniques.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals obtained at the time the Company takes title to the property and, if less than the carrying value of the loan, the carrying value of the loan is adjusted to the fair value. Real estate owned is considered to be Level 2 in the fair value hierarchy of valuation techniques.

Note 11 – Recent Accounting Developments

In December 2007, the FASB issued SFAS No. 141 (revised December 2007), Business Combinations, which replaces FASB Statement No. 141, “Business Combinations.” This statement requires an acquirer to recognize identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their full fair values at that date, with limited exceptions. Assets and liabilities assumed that arise from contractual contingencies as of the acquisition date must also be measured at their acquisition-date full fair values. SFAS 141R requires the acquirer to recognize goodwill as of the acquisition date, and in the case of a bargain purchase business combination, the acquirer shall recognize again. Acquisition-related costs are to be expensed in the periods in which the costs are incurred and the services are received. Additional presentation and disclosure requirements have also been established to enable financial statement users to evaluate and understand the nature and financial effects of business combinations. SFAS 141R is to be applied prospectively for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS 141R when required in 2009 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.

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

Overview

On August 1, 2008, the Company changed its name to Waterstone Financial, Inc.  Generally, our results of operations depend on our net interest income.  Net interest income is the difference between the interest income we earn on loans receivable, investment securities and cash and cash equivalents and the interest we pay on deposits and other borrowings.  The Company’s banking subsidiary, WaterStone Bank SSB (“WaterStone Bank”), formerly Wauwatosa Savings Bank, is primarily a mortgage lender with such loans comprising 97.8% of total loans receivable on June 30, 2008.  Further, 78.6% of loans receivable are residential mortgage loans with over four-family loans comprising 31.1% of all loans on June 30, 2008.  WaterStone Bank funds loan production primarily with retail deposits and Federal Home Loan Bank advances.  On June 30, 2008, deposits comprised 66.2% of total liabilities.  Time deposits, also known as certificates of deposit, accounted for 84.2% of total deposits at June 30, 2008.  Federal Home Loan Bank advances outstanding on June 30, 2008 totaled $433.1 million, or 26.2% of total liabilities.

During the six months ended June 30, 2008, our results of operation were adversely affected by deterioration in our asset quality resulting in increases in our non-accrual loans and real estate owned and a corresponding increase in loan charge-offs.  Consequently, our results of operations have been significantly affected by historically high provisions for loan losses over the past five quarters due to weak real estate markets.  As discussed below, during the six months ended June 30, 2008, the Company significantly increased its provision for loan losses to $11.3 million from $6.0 million for the six months ended June 30, 2007.  Additional information regarding loan quality and its impact on our financial condition and results of operations can be found in the Asset Quality discussion beginning on page 30.  Our results of operations are also affected by noninterest income and noninterest expense.  Noninterest income consists primarily of service charges and mortgage banking fee income.  Noninterest expense consists primarily of compensation and employee benefits, occupancy expenses and real estate owned expense.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities.

The following discussion and analysis is presented to assist the reader in the understanding and evaluation of the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the results of operations for the six and three month periods ended June 30, 2008 and 2007 and the financial condition as of June 30, 2008 compared to the financial condition as of December 31, 2007.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets.

Allowance for Loan Losses. WaterStone Bank establishes valuation allowances on loans considered impaired. A loan is considered impaired when, based on current information and events, it is probable that WaterStone Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the net realizable value of the underlying collateral.  WaterStone Bank also establishes valuation allowances based on an evaluation of the various risk components that are inherent in the credit portfolio. The risk components that are evaluated include past loan loss experience; the level of nonperforming and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect the borrower’s ability to repay; the estimated value of any underlying collateral; regulatory guidance; and other relevant factors. The allowance is increased by provisions charged to earnings and recoveries of previously charged-off loans and reduced by charge-offs. The adequacy of the allowance for loan losses is reviewed and approved at least quarterly by the WaterStone Bank board of directors. The allowance reflects management’s best estimate of the amount needed to provide for the probable loss on impaired loans and other inherent losses in the loan portfolio, and is based on a risk model developed and implemented by management and approved by the WaterStone Bank board of directors.

Actual results could differ from this estimate and future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions.  In addition, state and federal regulators periodically review the WaterStone Bank allowance for loan losses. Such regulators have the authority to require WaterStone Bank to recognize additions to the allowance at the time of their examination.

Income Taxes.  The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes is based upon income in the consolidated financial statements, rather than amounts reported on the income tax return.  Consequently, our federal income tax returns do not include the financial results of our mutual holding company parent.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination.  Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is more likely than not to be realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.  Interest and penalties on income tax uncertainties are classified as income tax expense in the income statement.

Management believes its tax policies and practices are critical because the determination of the tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets.  Net deferred tax assets totaled $13.2 million and $9.7 million on June 30, 2008 and December 31, 2007, respectively.  As of June 30, 2008 and December 31, 2007 there were valuation allowances of $594,000, net of $221,000 of federal income tax benefit and $244,000, net of federal income tax benefit of $131,000, respectively.  If our estimated current and deferred tax assets and liabilities and any related estimated valuation allowance is too high or too low, it will affect our future net income in the year that the new information enabling us to better evaluate our estimates of income tax assets and liabilities becomes available.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007

General - Net loss for the six months ended June 30, 2008 totaled $1.9 million, or $0.06 for both basic and diluted earnings per share compared to net income of $830,000, or $0.03 for both basic and diluted earnings per share for the six months ended June 30, 2007.  The six months ended June 30, 2008 generated an annualized loss on average assets of 0.22% and an annualized loss on average equity of 1.92%, compared to a return on average assets of 0.10% and a return on average equity of 0.72% for the comparable period in 2007.  The net loss was due to a $5.3 million increase in provisions for loan losses, and a $1.9 million increase in noninterest expense, partially offset by a $488,000 increase in net interest income, a $644,000 increase in noninterest income and a $3.2 million decrease in income taxes.  The increase in the provision for loan losses reflected management’s decision to maintain its allowance for loan losses following an increase in loan charge-offs and an increase in specific loan losses attributable to impaired loans.  Loan charge-off activity and specific loan reserves are discussed in additional detail in the Asset Quality section beginning on page 30.  The net interest margin for the six months ended June 30, 2008 was 2.15% compared to 2.27% for the six months ended June 30, 2007.

Total Interest Income - Total interest income increased $1.9 million, or 4.0%, to $49.8 million during the six months ended June 30, 2008 compared to $47.9 million for the six months ended June 30, 2007.  Interest income on loans increased $1.1 million, or 2.6%, to $44.4 million for the six months ended June 30, 2008 compared to $43.3 million for the comparable period of 2007.  The increase resulted primarily from an increase of $76.8 million, or 5.5%, in the average loan balance to $1.46 billion during the six-month period ended June 30, 2008 from $1.39 billion during the comparable period in 2007.  The increase in average balance was partially offset by a 21 basis point decrease in the average yield on loans to 6.09% for the six-month period ended June 30, 2008 from 6.30% for the comparable period in 2007.  Unrecognized interest income on non-accrual loans increased by $669,000 during the six months ended June 30, 2008.  This had the effect of reducing the average yield on loans during the same period by 9 basis points.  Unrecognized interest income on non-accrual loans increased by $873,000 during the six months ended June 30, 2007 effectively reducing the average yield on loans for that period by 13 basis points.

Interest income from mortgage-related securities increased $1.2 million, or 47.1%, to $3.7 million for the six months ended June 30, 2008 compared to $2.5 million for the comparable quarter in 2007.  This was primarily due to the increase of $40.0 million, or 40.9%, in the average balance to $138.0 million for the six months ended June 30, 2008 from $98.0 million during the comparable period in 2007.  The increase in interest income reflects an increase in the average balance of mortgage-related securities as well as a 21 basis point increase in the average yield on mortgage-related securities to 5.44% for the six months ended June 30, 2008 from 5.23% for the comparable period in 2007.  Finally, interest income from debt securities, federal funds sold and short-term investments decreased $393,000, or 19.1%, to $1.7 million for the six months ended June 30, 2008 compared to $2.1 million for the comparable period in 2007.  This was due to a 124 basis point decrease in the average yield on other earning assets to 3.30% for the six months ended June 30, 2008 from 4.54% for the comparable period in 2007, partially offset by an increase of $9.9 million, or 10.8%, in the average balance of other earning assets to $101.3 million during the six months ended June 30, 2008 from $91.4 million during the comparable period in 2007.  The decrease in average yield on other earning assets resulted primarily from a drop in the federal funds rate of 325 basis points between June 30, 2007 and June 30, 2008 and from a decline in dividends received on the Company’s FHLBC stock.  The FHLBC stock yielded a return of 2.90% during the six months ended June 30, 2007, however, no dividend was received during the six months ended June 30, 2008.  On October 10, 2007, the FHLBC entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, dividend declarations are subject to the prior written approval of the Federal Housing Finance Board.  The FHLBC has not declared a dividend since it entered into the cease and desist order.  At the request of the FHLBC, on July 24, 2008, the Finance Board amended the cease and desist order to allow the FHLBC to redeem incremental purchases of capital stock tied to increased levels of borrowing through advances after repayment of those new advances.

Total Interest Expense - Total interest expense increased by $1.4 million, or 4.7%, to $31.6 million during the six months ended June 30, 2008 from $30.2 million during the six months ended June 30, 2007.  This increase was the result of an increase of $169.0 million, or 12.1%, in average interest bearing deposits and borrowings outstanding partially offset by a 31 basis point drop in the cost of funding to 4.06% for the six months ended June 30, 2008 from 4.37% for the comparable period ended June 30, 2007.

Interest expense on deposits decreased $746,000, or 3.4%, to $21.4 million during the six months ended June 30, 2008 from $22.2 million during the comparable period in 2007.  This was due to a decrease in the cost of total average deposits of 34 basis points to 4.03% for the six months ended June 30, 2008 compared to 4.37% for the comparable period during 2007.  The decrease in interest expense attributable to the decrease in the cost of deposits was partially offset by an increase of $44.2 million, or 4.3%, in the average balance of other interest bearing deposits to $1.07 billion during the six months ended June 30, 2008 from $1.02 billion during the comparable period in 2007.  The decrease in the cost of deposits reflects the lower shorter term interest rate environment resulting from the Federal Reserve’s reduction of short term interest rates which are the basis for determining the market rate of deposit interest.

Interest expense on borrowings increased $2.2 million, or 27.2%, to $10.2 million during the six months ended June 30, 2008 from $8.0 million during the comparable period in 2007.  The increase resulted primarily from an increase in average borrowings outstanding of $124.9 million, or 35.1%, to $480.7 million during the six months ended June 30, 2008 from $355.8 million during the comparable period in 2007.  The increase in average borrowings was partially offset by a 26 basis point decrease in the average cost of borrowings to 4.15% during the six months ended June 30, 2008 from 4.41% during the comparable period in 2007.  The increased use of borrowings as a source of funding during six months ended June 30, 2008 was due to favorable rates and terms compared to alternate retail funding sources.

Net Interest Income - Net interest income increased by $488,000 or 2.7%, during the six months ended June 30, 2008 as compared to the same period in 2007.  The increase resulted primarily from a 5 basis point increase in our net interest rate spread to 1.82% for the six month period ended June 30, 2008 from 1.77% for the comparable period in 2007.  The 5 basis point increase in the net interest rate spread resulted from a 32 basis point decrease in the cost of interest bearing liabilities, which was partially offset by a 27 basis point decrease in the yield on interest earning assets.  The increase in net interest income resulting from an increase in our net interest rate spread was partially offset by a decrease in net average earning assets of $42.2 million, or 23.2%, to $139.6 million for the six months ended June 30, 2008 from $181.9 million from the comparable period in 2007.  The decrease in net average earning assets was primarily attributable to the repurchase of $19.5 million of Company common stock between June 30, 2007 and June 30, 2008 in addition to an increase in loans transferred to real estate owned.

Provision for Loan Losses - Provision for loan losses increased $5.3 million, or 87.1%, to $11.3 million during the six months ended June 30, 2008, from $6.0 million during the comparable period during 2008.  The increased provision for the six months ended June 30, 2007 was the result of $4.5 million of net loan charge-offs, specific loss provisions, a continued increase in non-performing assets and growth of the overall loan portfolio.  See Asset Quality section beginning on page 30 for an analysis of charge-offs, non-performing assets specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $664,000, or 20.0%, to $4.0 million during the six months ended June 30, 2008 from $3.3 million during the comparable period in 2007. The increase resulted primarily from an increase in mortgage banking income generated by our Waterstone Mortgage Corporation subsidiary.

Noninterest Expense - Total noninterest expense increased $1.9 million, or 13.5%, to $15.7 million during the six months ended June 30, 2008 from $13.8 million during the comparable period in 2007.  The increase was primarily the result of increase in compensation, payroll taxes and other employee benefits, real estate owned expense and other noninterest expense.

Compensation, payroll taxes and other employee benefit expense increased $375,000, or 4.7%, to $8.3 million during the six months ended June 30, 2008 from $7.9 million during the comparable period in 2007.  This increase resulted primarily from an increase in salaries, partially offset by a reduction in expense related to the ESOP plan.  Salary expense increased $657,000, or 12.5%, to $5.9 million during the six months ended June 30, 2008 compared to $5.3 million during the comparable period in 2007 primarily as a result of an increase in commissions related to loan originations.  Expense related to the Company’s ESOP plan decreased $194,000, or 29.3%, to $468,000 during the six months ended June 30, 2008 compared to $663,000 during the comparable period in 2007.  This decrease is directly related to the decrease in the Company’s average share price during the six months ended June 30, 2008 compared to the comparable period in 2007.

Real estate owned expense totaled $1.2 million for the six months ended June 30, 2008 compared to $7,000 during the six months ended June 30, 2008.  Real estate owned expense includes the net gain or loss recognized upon the sale of a foreclosed property, as well as the operating and carrying costs related to the properties.  During the six months ended June 30, 2008, operational expenses totaled $1.1 million and net losses on sales totaled $151,000.  The increase in expense compared to the comparable prior period results from an increase in the number and total cost basis of foreclosed properties.  Real estate owned totaled $16.6 million at June 30, 2008 and $819,000 at June 30, 2007.

Other noninterest expense increased $470,000, or 41.0%, to $1.6 million during the six months ended June 30, 2008 from $1.1 million during the comparable period in 2007.  This increase resulted primarily from a $238,000 expense related to the early retirement of fixed assets related to building signage in connection with the Bank’s name change.

Income Taxes - The effective tax rate for the six months ended June 30, 2008 provided a 59.1% benefit as compared to a 33.5% expense for the comparable period during 2007.  The 2008 benefit of 59.1% is comprised of a 34.7% federal benefit and a 24.4% state benefit.  The state tax benefit is the result of pre-tax losses generated by high loan loss provisions for the Wisconsin banking subsidiary.  It is anticipated that these benefits will be realized in future periods.

Net Income - As a result of the foregoing factors, net loss for the six months ended June 30, 2008 was $1.9 million as compared to net income of $830,000 during the comparable period in 2007.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

General - Net loss for the three months ended June 30, 2008 totaled $2.5 million, or $0.08 for both basic and diluted earnings per share compared to net loss of $1.3 million, or $0.04 for both basic and diluted earnings per share for the three months ended June 30, 2007.  The quarter ended June 30, 2008 generated an annualized loss on average assets of 0.56% and an annualized loss on average equity of 4.99%, compared to annualized losses of 0.31% and 2.24%, respectively, for the comparable period in 2007.  The increase in net loss was due to a $1.7 million increase in noninterest expense and a $2.9 million increase in provisions for loan losses, partially offset by a $760,000 increase in net interest income, $541,000 increase in noninterest expense and a $2.0 million decrease in income taxes.  The increase in the provision for loan losses was the direct result of an increase in loan charge-offs and an increase in specific loan losses attributable to impaired loans.  Loan charge-off activity and specific loan reserves are discussed in additional detail in the Asset Quality section beginning on page 30.  The net interest margin for the three months ended June 30, 2008 was 2.24% compared to 2.28% for the three months ended June 30, 2007.

Total Interest Income - Total interest income increased $913,000, or 3.8%, to $25.2 million during the three months ended June 30, 2008 compared to $24.3 million for the three months ended June 30, 2007.  Interest income on loans increased $554,000, or 2.5%, to $22.5 million for the three months ended June 30, 2008 compared to $22.0 million for the comparable period of 2007.  The increase resulted primarily from an increase of $100.8 million, or 7.3%, in the average loan balance to $1.49 billion during the three-month period ended June 30, 2008 from $1.39 billion during the comparable period in 2007.  The increase in average balance was partially offset by a 34 basis point decrease in the average yield on loans to 6.01% for the three-month period ended June 30, 2008 from 6.35% for the comparable period in 2007.

In addition, interest income from mortgage-related securities increased $641,000, or 50.2%, to $1.9 million for the quarter ended June 30, 2008 compared to $1.3 million for the comparable quarter in 2007.  This was primarily due to an increase of $44.0 million, or 45.0%, in the average balance to $141.8 million for the three months ended June 30, 2008 from $97.8 million during the comparable period in 2007.  The increase in interest income reflects a 13 basis point increase in the average yield on mortgage-related securities to 5.37% for the quarter ended June 30, 2008 from 5.24% for the comparable period in 2007.  Finally, interest income from debt securities, federal funds sold and short-term investments decreased $282,000, or 26.3%, to $790,000 for the three months ended June 30, 2008 compared to $1.1 million for the comparable period in 2007.  This was due to a 124 basis point decrease in the average yield on other earning assets to 3.21% for the three-month period ended June 30, 2008 from 4.45% for the comparable period in 2007, partially offset by an increase of $841,000, or 0.9%, in the average balance of other earning assets to $97.5 million during the three-month period ended June 30, 2008 from $96.7 million during the comparable period in 2007.  The decrease in average yield on other earning assets results primarily from a drop in the federal funds rate of 325 basis points between June 30, 2007 and June 30, 2008 and from a decline in dividends received on the Company’s FHLBC stock.  The FHLBC stock yielded a return of 2.70% during the three months ended June 30, 2007, however, no dividend was received during the three months ended June 30, 2008.  On October 10, 2007, the FHLBC entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, dividend declarations are subject to the prior written approval of the Federal Housing Finance Board.  The FHLBC has not declared a dividend since it entered into the cease and desist order.

Total Interest Expense - Total interest expense increased by $153,000, or 1.0%, to $15.5 million during the three months ended June 30, 2008 from $15.3 million during the three months ended June 30, 2007.

Interest expense on deposits decreased $785,000, or 7.0%, to $10.4 million during the three months ended June 30, 2008 from $11.1 million during the comparable period in 2007.  This was due to a decrease in the cost of total average deposits of 60 basis points to 3.79% for the three months ended June 30, 2008 compared to 4.39% for the comparable period during 2007.  The decrease in interest expense attributable to the decrease in the cost of deposits was partially offset by an increase of $65.3 million, or 6.4%, in the average balance of other interest bearing deposits to $1.08 billion during the three months ended June 30, 2008 from $1.02 billion during the comparable period in 2007.  The decrease in the cost of deposits reflects the lower interest rate environment occasioned by the Federal Reserve’s reduction of short term interest rates which are the basis for determining the market rate for deposit interest rates.

Interest expense on borrowings increased $938,000, or 22.3%, to $5.1 million during the three months ended June 30, 2008 from $4.2 million during the comparable period in 2007.  The increase resulted primarily from an increase in average borrowings outstanding of $119.9 million, or 32.4%, to $490.1 million during the three-month period ended June 30, 2008 from $370.2 million during the comparable period in 2007.  The increase in average borrowings was partially offset by a 35 basis point decrease in the average cost of borrowings to 4.08% during the three-month period ended June 30, 2008 from 4.43% during the three months ended June 30, 2008 due to favorable rates and terms compared to alternate retail funding sources.

Net Interest Income - Net interest income increased by $760,000 or 8.5%, during the three months ended June 30, 2008 as compared to the same period in 2007.  The increase resulted primarily from a 14 basis point increase in our net interest rate spread to 1.93% for the three month period ended June 30, 2008 from 1.79% for the comparable period in 2007. The 14 basis point increase in the net interest rate spread resulted from a 51 basis point decrease in the cost of interest bearing liabilities, which was partially offset by a 37 basis point decrease in the yield on interest earning assets.  The increase in net interest income resulting from an increase in our net interest rate spread was partially offset by a decrease in net average earning assets of $39.3 million, or 22.4%, to $136.3 million for the three-month period ended June 30, 2008 from $175.6 million from the comparable period in 2007.  The decrease in net average earning assets was primarily attributable to the repurchase of $19.5 million of Company common stock between June 30, 2007 and June 30, 2008 in addition to an increase in loans transferred to real estate owned.

Provision for Loan Losses - Provision for loan losses increased $2.9 million, or 51.1%, to $8.6 million during the three months ended June 30, 2008, from $5.7 million during the comparable period during 2007.  The increased provision for the three months ended June 30, 2008 was the result of $3.7 million of net loan charge-offs, specific loss provisions and a continued increase in non-performing assets.  See Asset Quality section beginning on page 30 for an analysis of charge-offs, non-performing assets specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $541,000, or 31.6%, to $2.3 million during the three months ended June 30, 2008 from $1.7 million during the comparable period in 2007. The increase resulted primarily from an increase in mortgage banking income generated by our Waterstone Mortgage Corporation subsidiary.

Noninterest Expense - Total noninterest expense increased $1.7 million, or 23.8%, to $8.7 million during the three months ended June 30, 2008 from $7.0 million during the comparable period in 2007.  The increase was primarily the result of increase in compensation, payroll taxes and other employee benefits, real estate owned expense and other noninterest expenses, partially offset by decrease in data processing expense.

Compensation, payroll taxes and other employee benefit expense increased $550,000, or 14.0%, to $4.5 million during the three months ended June 30, 2008 from $3.9 million during the comparable period in 2007.  This increase resulted primarily from an increase in salaries, partially offset by a reduction in expense related to the ESOP plan.  Salary expense increased $737,000, or 28.3%, to $3.3 during the three months ended June 30, 2008 compared to $2.6 million during the comparable period in 2007 primarily as a result of an increase in commissions related to loan originations.  Expense related to the Company’s ESOP plan decreased $91,000, or 27.9%, to $235,000 during the three months ended June 30, 2008 compared to $326,000 during the comparable period in 2007.  This decrease is directly related to the decrease in the Company’s average share price during the three months ended June 30, 2008 compared to the comparable period in 2007.

Real estate owned expense totaled $857,000 for the three months ended June 30, 2008 compared to $6,000 during the comparable period in 2007.  Real estate owned expense includes the net gain or loss recognized upon the sale of a foreclosed property, as well as the operating and carrying costs related to the properties.  During the quarter ended June 30, 2008, operational expenses totaled $635,000 and net losses on sales totaled $222,000.  The increase in expense compared to the comparable prior period results from an increase in the number and total cost basis of foreclosed properties.  Real estate owned totaled $16.6 million at June 30, 2008 and $819,000 at June 30, 2007.

Other noninterest expense increased $431,000, or 76.8%, to $922,000 during the three months ended June 30, 2008 from $561,000 during the comparable period in 2007.  This increase resulted primarily from a $238,000 expense related to the early retirement of fixed assets related to building signage in connection with the Bank’s name change.

Income Taxes - The effective tax rate for the three months ended June 30, 2008 provided a 51.5% benefit as compared to a 35.4% benefit for the comparable period during 2007.  The estimated 2008 annual effective tax benefit is 59.1% and is comprised of a 34.7% federal benefit and a 24.4% state benefit.  The state tax benefit is the result of pre-tax losses generated by high loan loss provisions for the Wisconsin banking subsidiary.  It is anticipated that these benefits will be realized in future periods.  Tax expense for the quarter ended June 30, 2008 includes the effect of a change in the estimated effective annual benefit from 17.3% at March 31, 2008 to 59.1% at June 30, 2008.

Net Income - As a result of the foregoing factors, net loss for the three months ended June 30, 2008 was $2.5 million compared to a loss of $1.3 million during the comparable period in 2007.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Total Assets - Total assets increased by $138.2 million, or 8.1%, to $1.85 billion at June 30, 2008 from $1.71 billion at December 31, 2007. The increase in total assets is reflected in increases in securities available for sale and held to maturity of $16.9 million and an increase in loans receivable of $120.2 million.

Cash and Cash Equivalents – Cash and cash equivalents decreased by $1.3 million, or 7.2%, to $16.6 million at June 30, 2008 from $17.9 million at December 31, 2007.

Securities Available for Sale – Securities available for sale increased by $14.6 million, or 8.5%, to $186.8 million at June 30, 2008 from $172.1 million at December 31, 2007.  The Company invested an additional $10.0 million in its Nevada investment subsidiary during the six months ended June 30, 2008.  The investment subsidiary used the proceeds of the capital infusion to purchase additional mortgage-related securities.  In addition, the Company purchased a $5 million trust preferred security during the current year.

Securities Held to Maturity – Securities held to maturity increased by $2.3 million, or 30.0%, to $9.9 million at June 30, 2008 from $7.6 million at December 31, 2007.  A portion of the Company’s proceeds of the capital infusion in its Nevada investment subsidiary were used to increase the subsidiary’s held-to-maturity portfolio.  These higher yield structured notes accrue interest based on the range of a constant maturity treasury yield spread and therefore have a higher potential for market value volatility.  As the Company has the intent and ability to hold these securities until maturity, they have been classified as held-to-maturity rather than as available-for-sale.

Loans Held for Sale – Loans held for sale decreased by $10.8 million, or 46.9%, to $12.3 million at June 30, 2008, from $23.1 million at December 31, 2007.  Fluctuations in the balance of loans held for sale result primarily from the timing of loan closings and sales to third parties.

Loans Receivable - Loans receivable increased $120.2 million, or 8.6%, to $1.52 billion at June 30, 2008 from $1.40 billion at December 31, 2007.  The 2008 total increase in loans receivable was primarily attributable to an $84.6 million increase in one- to four-family loans, a $17.8 million increase in over four-family loans, a $5.2 million increase in commercial real estate and a $6.8 million increase in commercial business.  During the three-month period ended June 30, 2008, $14.5 million in loans were transferred to real estate owned.

The following table shows loan origination, principal repayment and sales activity during the periods indicated.

	As of or for the	As of or for the
	Six Months Ended	Year Ended
	June 30, 2008	December 31, 2007
	(In Thousands)
Total gross loans receivable and held for sale at beginning of period	$1,495,970	1,450,170
Real estate loans originated for investment:
Residential
One- to four-family	122,364	65,851
Over four-family	54,837	64,857
Construction and land	43,131	33,705
Commercial real estate	7,599	13,494
Home equity	10,393	15,886
Total real estate loans originated for investment	238,324	193,793
Consumer loans originated for investment	115	157
Commerical business loans originated for investment	9,874	25,229
Total loans originated for investment	248,313	219,179
Principal repayments	(128,334)	(191,100)
Net activity in loans held for investment	119,979	28,079
Loans originated for sale	165,464	242,120
Loans sold	(176,307)	(224,399)
Net activity in loans held for sale	(10,843)	17,721
Total gross loans receivable and held for sale at end of period	$1,605,106	1,495,970

Cash Surrender Value of Life Insurance – Cash surrender value of life insurance increased $5.8 million, or 22.5%, to $31.4 million at June 30, 2008 from $25.6 million at December 31, 2007.  A new $5 million bank owned life insurance contract was entered into during the six months ended June 30, 2008.

Deposits – Total deposits increased $98.3 million, or 9.9%, to $1.09 billion at June 30, 2008 from $994.5 million at December 31, 2007.  Total time deposits increased $94.1 million, or 11.4%, to $920.2 million from $826.2 million at December 31, 2007.  The increase in time deposits resulted from the promotion of competitive rates in both the local retail and non-local wholesale markets.  Time deposits originated through local retail outlets increased $50.9 million, or 6.3%, to $862.8 million at June 30, 2008 from $811.9 million at December 31, 2007.  Time deposits originated through the wholesale market increased $43.2 million, to $57.5 million at June 30, 2008 from $14.3 million at December 31, 2007.  Total money market and savings deposits increased $5.7 million, or 4.9%, to $120.8 million at June 30, 2008 from $115.1 million at December 31, 2007.  Partially offsetting the increase in time and money market and savings deposits, total demand deposits decreased $1.4 million, or 2.7%, to $51.8 million at June 30, 2008 from $53.2 million at December 31, 2007.  The increase in money market account balances included amounts transferred from existing demand accounts.

Borrowings – Total borrowings increased $43.8 million, or 9.2%, to $519.3 million at June 30, 2008 from $475.5 million at December 31, 2007.  The overall increase in borrowings at June 30, 2008 was a result of an increase of $47.3 million in FHLBC advances, partially offset by a decrease of $3.5 million in federal funds borrowed.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes and insurance increased $15.6 million to $16.2 million at June 30, 2008 from $607,000 at December 31, 2007.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $16.6 million, or 43.9%, to $21.2 million at June 30, 2008 from $37.8 million at December 31, 2007.  The decrease, which is seasonally normal, was primarily due to a decrease in amounts due to mortgage holders related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  These amounts remain classified as other liabilities until paid.  The balance of these outstanding checks was $245,000 at June 30, 2008 and $17.4 million at December 31, 2007.

Shareholders’ Equity – Shareholders’ equity decreased $2.9 million, or 1.4%, to $198.9 million at June 30, 2008 from $201.8 million at December 31, 2007.  The decrease was primarily a result of net loss of $1.9 million recognized during the six months ended June 30, 2008.  In addition, shareholders’ equity increased by $1.3 million due to the net impact of employee benefits including ESOP, incentive stock options and restricted stock awards.  This increase was partially offset by a $2.3 million increase in accumulated other comprehensive loss, net of taxes.  Accumulated other comprehensive loss is the estimated unrealized loss attributable to the decline in market value of available-for-sale investment securities.  Volatility in both the mortgage-backed securities market and the municipal bond market has resulted in large declines in the estimated market value of these securities.

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

	Six Months Ended June 30,
	2008				2007
	Average Balance	Interest and Dividends		Yield/Cost	Average Balance	Interest and Dividends		Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,462,151	44,418	(1)	6.09%	$1,385,317	43,308	(1)	6.30%
Mortgage related securities(2)	137,969	3,740		5.44	97,947	2,542		5.23
Debt securities (2), federal funds sold and short-term investments	101,322	1,667		3.30	91,444	2,060		4.54
Total interest-earning assets	1,701,442	49,825		5.87	1,574,708	47,910		6.14
Noninterest-earning assets	77,798				67,795
Total assets	$1,779,240				$1,642,503
Interest-bearing liabilities:
Demand and money market accounts	$145,547	1,339		1.84	$138,618	2,174		3.16
Savings accounts	24,235	116		0.96	19,392	40		0.42
Certificates of deposit	896,258	19,949		4.46	863,862	19,938		4.65
Total interest-bearing deposits	1,066,040	21,404		4.03	1,021,872	22,152		4.37
Borrowings	480,717	9,951		4.15	355,841	7,780		4.41
Other interest bearing liabilities	15,051	227		3.01	15,127	223		2.97
Total interest-bearing liabilities	1,561,808	31,582		4.05	1,392,840	30,155		4.37
Noninterest-bearing liabilities	15,974				15,850
Total liabilities	1,577,782				1,408,690
Equity	201,458				233,813
Total liabilities and equity	$1,779,240				$1,642,503
Net interest income		18,243				17,755
Net interest rate spread (3)				1.82%				1.77%
Net interest-earning assets (4)	$139,634				$181,868
Net interest margin (5)				2.15%				2.27%
Average interest-earning assets to average interest-bearing liabilities				108.94%				113.06%
______________

        (1)  Includes net deferred loan fee amortization income of $871,000 and $1,185,000 for the six months ended June 30, 2008 and 2007, respectively.
(2) Average balance of mortgage related and debt securities is based on amortized historical cost.
(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

	Three Months Ended June 30,
	2008				2007
	Average Balance	Interest and Dividends		Yield/Cost	Average Balance	Interest and Dividends		Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,489,112	22,539	(1)	6.01%	$1,388,292	21,985	(1)	6.35%
Mortgage related securities(2)	141,803	1,919		5.37	97,816	1,278		5.24
Debt securities (2), federal funds sold and short-term investments	97,525	790		3.21	96,684	1,072		4.45
Total interest-earning assets	1,728,440	25,248		5.80	1,582,792	24,335		6.17
Noninterest-earning assets	79,416				66,454
Total assets	$1,807,856				$1,649,246
Interest-bearing liabilities:
Demand and money market accounts	$147,452	514		1.38	$141,930	1,126		3.18
Savings accounts	25,912	59		0.90	19,762	20		0.41
Certificates of deposit	909,637	9,773		4.26	856,041	9,984		4.68
Total interest-bearing deposits	1,083,001	10,346		3.79	1,017,733	11,130		4.39
Borrowings	490,136	5,041		4.08	370,197	4,089		4.43
Other interest bearing liabilities	18,973	111		2.35	19,253	126		2.62
Total interest-bearing liabilities	1,592,110	15,498		3.87	1,407,183	15,345		4.38
Noninterest-bearing liabilities	14,141				14,371
Total liabilities	1,606,251				1,421,554
Equity	201,605				227,692
Total liabilities and equity	$1,807,856				$1,649,246
Net interest income		9,750				8,990
Net interest rate spread (3)				1.93%				1.79%
Net interest-earning assets (4)	$136,330				$175,609
Net interest margin (5)				2.24%				2.28%
Average interest-earning assets to average interest-bearing liabilities				108.56%				112.48%

______________
        (1)  Includes net deferred loan fee amortization income of $441,000 and $667,000 for the three months ended June 30, 2008 and 2007, respectively.
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

	Six Months Ended June 30,			Three Months Ended June 30,
	2008 versus 2007			2008 versus 2007
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)			(In Thousands)
Interest and dividend income:
Loans receivable(1) (2)	$2,816	(1,706)	1,110	$2,232	(1,678)	554
Mortgage related securities	1,094	104	1,198	608	33	641
Other earning assets(3)	257	(650)	(393)	9	(291)	(282)
Total interest-earning assets	4,167	(2,252)	1,915	2,849	(1,936)	913

Interest expense:
Demand and money market accounts	114	(949)	(835)	45	(658)	(613)
Savings accounts	12	64	76	8	31	39
Certificates of deposit	(125)	136	11	504	(715)	(211)
Total interest-bearing deposits	1	(749)	(748)	557	(1,342)	(785)
Borrowings	2,605	(433)	2,172	1,259	(307)	952
Other interest bearing liabilities	(2)	5	3	(2)	(12)	(14)
Total interest-bearing liabilities	2,604	(1,177)	1,427	1,814	(1,661)	153
Net change in net interest income	1,563	(1,075)	488	1,035	(275)	760

______________
(1)	Includes net deferred loan fee amortization income of $871,000, $1,185,000, $441,000 and $667,000 for the six and three months ended June 30, 2008 and 2007, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Average balance of available for sale securities is based on amortized historical cost.

ASSET QUALITY

The following table summarizes non-performing loans and assets:

NON-PERFORMING ASSETS

	At June 30,	At December 31,
	2008	2007
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$29,421	32,587
Over four-family	41,331	38,218
Construction and land	9,024	3,855
Commercial real estate	10,724	4,358
Home equity	1,261	1,332
Total non-accrual loans	91,761	80,350
Real estate owned	16,557	8,543
Total non-performing assets	$108,318	88,893

Total non-accrual loans to total loans receivable	6.03%	5.73%
Total non-accrual loans to total assets	4.96%	4.70%
Total non-performing assets to total assets	5.86%	5.20%

Total non-accrual loans increased by $11.4 million to $91.8 million as of June 30, 2008, compared to $80.4 million as of December 31, 2007.  The ratio of non-accrual loans to total loans at June 30, 2008 was 6.03% compared to 5.73% at December 31, 2007.  The increase in non-accrual loans was primarily attributable to the construction and land and commercial real estate categories.  The $5.2 million increase in the construction and land category was attributable to two relationships.  The first relationship consists of two loans totaling $2.7 million.  The Company believes that the value of the collateral, which consists of land and improvements related to an 82-unit condominium development and a single family home, is not sufficient to allow for the recovery of the outstanding balance.  As a result, a $148,000 specific reserve has been established with respect to this relationship.  The second lending relationship is with an individual with two loans totaling $2.1 million.  The Company believes that the collateral, which consists of land and improvements related to an 18-unit condominium development is not sufficient to allow for the recovery of the outstanding loan balance.  As a result, a $213,000 specific reserve has been established with respect to this relationship.  The $6.4 million increase in the commercial real estate and land category was attributable to two relationships.  The first relationship consists of a $2.8 million loan related to a mixed use retail and residential building.  The second relationship consists of a $2.4 million loan secured by a light industrial building and land.  Based upon a review of the underlying collateral, management has determined that the value is adequate to recover the outstanding principal balance of each of the loans should the borrowers cease efforts to return the loan to a performing status.

Of the $91.8 million in total non-accrual loans as of June 30, 2008, $35.2 million related to three borrower relationships.  The first is a $17.4 million relationship with a borrower who has 19 loans that are all secured by multi-family properties.  Based upon a review of the underlying collateral, the Company has determined that the value of the properties is not sufficient to allow for the recovery of the outstanding balance.  As a result, a $2.4 million specific reserve has been established with respect to this relationship.  The second is a relationship with a borrower that has eight loans totaling $11.5 million.  The Company believes that the collateral, which consists of a single family home, two- to four-family and multifamily rental units and commercial real estate, is not sufficient to recover the outstanding principal balance of each of the loans, should the borrower cease efforts to return the loan to a performing status.  As a result, a $903,000 specific reserve has been established with respect to this relationship.  The third is a relationship with a borrower that has six loans totaling $6.2 million.  The Company believes that the collateral, which consists of two- to four-family and multifamily rental units, is not sufficient to recover the outstanding principal balance of each of the loans, should the borrower cease efforts to return the loan to a performing status.  As a result, a $737,000 specific reserve has been established with respect to this relationship.  In addition to the three borrower relationships noted previously, a significant portion of total non-accrual loans relates to a number of lending relationships with small real estate investors, whose collateral consists of non-owner occupied one- to four-family properties.  As of June 30, 2008, $11.7 million relates to this general category.  Based upon a review of the underlying collateral, the Company has determined that the value of the properties related to these loans is not sufficient to allow for the recovery of the outstanding balance.  As a result, a $1.8 million specific reserve has been established with respect to this general category of borrowers.

Total real estate owned increased by $8.0 million, to $16.6 million as of June 30, 2008, compared to $8.5 million as of December 31, 2007.  Of this increase, $7.0 million relates to three former lending relationships.  The first relationship consisted of a real estate investor with fourteen one-to four-family and multifamily properties with an estimated net realizable value of $2.8 million.  The second significant relationship consisted of a real estate investor with a 60-unit multifamily property with an estimated net realizable value of $2.4 million.  The final relationship consisted of a real estate investor with a portfolio of properties with an estimated net realizable value of $1.9 million.  These properties consist of the borrower’s primary residence, along with two other single family homes held for investment.  In addition to these three relationships, $4.5 million of the overall June 30, 2008 balance represented non-owner occupied one- to four-family properties owned by small real estate investors, $1.8 million related to a single lending relationship, consisting of three notes collateralized by two parcels of undeveloped land that was to have been developed into residential real estate and $1.4 million related to a single family lake home.  Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.  Upon foreclosure and transfer to real estate owned the Company recognized approximately $4.0 million and $3.0 million in charge-offs related to these properties during the six and three-month periods ended June 30, 2008.

A summary of the allowance for loan losses is shown below:

ALLOWANCE FOR LOAN LOSSES

	At or for the Six Months
	Ended June 30,
	2008	2007
	(Dollars in Thousands)

Balance at beginning of period	$12,839	$7,195
Provision for loan losses	11,276	6,026
Charge-offs:
Mortgage
One- to four-family	3,098	585
Over four-family	1,203	215
Construction and land	405	2,852
Consumer	3	3
Total charge-offs	4,709	3,655
Recoveries:
Mortgage
One- to four-family	83	-
Over four-family	10	-
Construction and land	106	-
Consumer	6	4
Total recoveries	205	4
Net charge-offs	4,504	3,651
Allowance at end of period	$19,611	$9,570

Ratios:
Allowance for loan losses to non-accrual loans at end of period	21.37%	19.25%
Allowance for loan losses to loans receivable at end of period	1.29%	0.70%
Net charge-offs to average loans outstanding (annualized)	0.62%	0.53%

Net charge-offs totaled $4.5 million, or 0.62% of average loans for the six months ended June 30, 2008 on an annualized basis, compared to $3.7 million, or 0.53% of average loans for the comparable period in 2007.  Of the $4.5 million in net charge-offs for the six months ended June 30, 2008, $3.0 million related to loans secured by one- to four-family loans.  The vast majority of charge-offs in this category relate to losses sustained on properties owned and managed by small real estate investors.  An additional $1.2 million in net charge-offs related to over four-family loans.  Of this total, approximately $530,000 related to an over four-family property that is now included in real estate owned.  Of the $299,000 in net charge-offs related to construction and land loans, the majority of the activity related to loans made to a number of borrowers to finance single-family speculative home construction using a common contractor.  The contractor was unable to deliver according to plan and the borrowers were unable to cover cost over runs.  The charge-offs are based on either “as is” or “as completed” updated appraisals.

The allowance for loan loss totaled $19.6 million or 1.29% of loans outstanding as of June 30, 2008 compared to $12.8 million or 0.92% of loans outstanding as of December 31, 2007.  The majority of the $6.8 million increase in the allowance for loan loss during the six months ended June 30, 2008 resulted from the establishment of specific reserves on new and existing non-accrual loans.  The increase in specific reserves primarily resulted from estimated collateral shortfalls noted in the one- to four-family loan category related to small real estate investors and construction and land loans.  The shortfall in values generally results from property mismanagement as well as a softening of the overall real estate market.

The $6.8 million increase in the estimated allowance for loan losses for the period is primarily attributable to the increase in non-accrual loans, growth of the overall loan portfolio and an increase in loss experience directly related to the weak real estate market.

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

As the weakness in the residential real estate market enters its second year, risk of loss on loans secured by residential real estate continues to rise.  Due to these unprecedented market conditions, the Company has expanded its loan review process to identify additional potential loan collateral short falls.  The result of this expanded process could have a significant negative impact on the Company’s results of operations in upcoming periods.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 1.9% and 3.1% for the six months ended June 30, 2008 and 2007 respectively.  The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets.  We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans.  We also adjust liquidity as appropriate to meet asset and liability management objectives.  The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the full Asset/Liability Committee.  Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.

Our primary sources of liquidity are deposits, amortization and prepayment of loans, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competitors.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term, interest-earning assets, which provide liquidity to meet lending requirements.  Additional sources of liquidity used for the purpose of managing long- and short-term cash flows include $20 million in federal funds lines of credit with a commercial bank and advances from the Federal Home Loan Bank of Chicago (FHLBC).

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At June 30, 2008 and 2007, respectively, $16.6 million and $28.4 million of our assets were invested in cash and cash equivalents.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, federal funds purchased and advances from the FHLBC.

On October 10, 2007, the FHLBC entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC has received approval of the Director of the Office of Supervision of the Federal Housing Finance Board ("OS Director"). The order also provides that dividend declarations are subject to the prior written approval of the OS Director. At the request of the FHLBC, on July 24, 2008, the Finance Board amended the cease and desist order to allow the FHLBC to redeem incremental purchases of capital stock tied to increased levels of borrowing through advances after repayment of those new advances.  We currently hold, at cost, $21.7 million of FHLBC stock, all of which we believe we will ultimately be able to recover.  Based upon correspondence we received from the FHLBC, there is currently no expectation that this cease and desist order will impact the short- and long-term funding options provided by the FHLBC.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

During the six months ended June 30, 2008 and 2007, loan originations, net of collected principal and transfers to real estate owned, totaled $139.2 million and $8.8 million, respectively, reflecting net growth in our portfolio.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.  Deposits increased by $98.3 million for the three months ended June 30, 2008 primarily as the result of competitive pricing offered in the local market as well as the non-local wholesale market.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC, which provide an additional source of funds.  At June 30, 2008, we had $433.1 million in advances from the FHLBC, of which $30.1 million was due within 12 months, and an additional available borrowing limit of $75.9 million based on collateral requirements of the FHLBC.  As an additional source of funds, we also enter into repurchase agreements.  At June 30, 2008, we had $84.0 million in repurchase agreements.  The agreements mature at various times beginning in 2017, however, both all are callable beginning in 2009 and quarterly thereafter.

At June 30, 2008, we had outstanding commitments to originate loans of $40.6 million, unfunded commitments under construction loans of $28.0 million, unfunded commitments under business lines of credit of $8.3 million and unfunded commitments under lines of credit and standby letters of credit of $33.7 million.  At June 30, 2008, certificates of deposit scheduled to mature in one year or less totaled $757.1 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances in order to maintain our level of assets.  However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed.  Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Regulatory Capital

WaterStone Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, that as of June 30, 2008, the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2008 the most recent notification from the Federal Deposit Insurance Corporation categorized WaterStone Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” WaterStone Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed WaterStone Bank’ category.

As a state-chartered savings bank, WaterStone Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.

The actual capital amounts and ratios for WaterStone Bank as of June 30, 2008 are presented in the table below:

	June 30, 2008
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
Wauwatosa Savings
Total capital (to risk-weighted assets)	$186,064	12.16%	$121,777	8.00%	$152,221	10.00%
Tier I capital (to risk-weighted assets)	166,037	10.91%	60,888	4.00%	91,333	6.00%
Tier I capital (to average assets)	166,037	9.24%	71,858	4.00%	89,823	5.00%
State of Wisconsin (to total assets)	166,037	9.03%	110,273	6.00%	N/A	N/A
_____________

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of June 30, 2008 and the respective maturity dates.

Contractual Obligations
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Deposits without a stated maturity (5)	$172,579	172,579	-	-	-
Certificates of deposit (5)	920,277	757,146	141,218	21,870	43
Federal Home Loan Bank advances (1)	433,050	30,050	53,000	-	350,000
Repurchase agreements (2)(5)	84,000	-	-	-	84,000
Operating leases (3)	157	105	52	-	-
Capital lease	3,525	3,525	-	-	-
State income tax obligation (4)	2,484	1,242	1,242	-	-
Salary continuation agreements	2,545	576	949	340	680
	$1,618,617	965,223	196,461	22,210	434,723
______
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
(5)   Excludes interest.

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of June 30, 2008.

Other Commitments
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$40,632	40,632	-	-	-
Unused portion of home equity lines of credit (2)	31,554	31,554	-	-	-
Unused portion of business lines of credit	8,291	8,291	-	-	-
Unused portion of construction loans (3)	27,968	27,968	-	-	-
Standby letters of credit	2,170	1,815	315	40	-
Total Other Commitments	$110,615	110,260	315	40	0

______________
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature.  Consequently, our most significant form of market risk is interest rate risk.  Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits and other borrowings.  As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates.  Accordingly, the WaterStone Bank Board of Directors has established an Asset/Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.  Management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee meets at least weekly to review our asset/liability policies and interest rate risk position, which are evaluated quarterly.

Income Simulation.  Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation used projected repricing of assets and liabilities at June 30, 2008 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions can have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage-related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the expected average lives of our assets tend to lengthen more than the expected average lives of our liabilities and, therefore, negatively impact net interest income and earnings.

Percentage Increase (Decrease) in Estimated Annual Net Interest Income Over 24 Months

300 basis point increase in rates	(2.74)%
200 basis point increase in rates	1.23
100 basis point increase in rates	1.81
100 basis point decrease in rates	(4.45)
200 basis point decrease in rates	(6.26)
300 basis point decrease in rates	(12.56)

WaterStone Bank’s Asset/Liability policy limits projected changes in net average annual interest income to a maximum variance of (10%) to (50%) for various levels of interest rate changes measured over a 24-month period when compared to the flat rate scenario.  In addition, projected changes in the capital ratio are limited to (0.15%) to (1.00%) for various levels of changes in interest rates when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  Because our balance sheet is asset sensitive, income is projected to increase proportionately with increases in interest rates.  At June 30, 2008, a 100 basis point immediate and instantaneous increase in interest rates had the effect of increasing estimated net interest income by 1.81% while a 100 basis point decrease in rates had the affect of decreasing net interest income by 4.45%.  At June 30, 2008, a 100 basis point immediate and instantaneous increase in interest rates had the effect of increasing the estimated return on assets by 0.03% while a 100 basis point decrease in rates had the effect of decreasing the return on assets by 0.07%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At June 30, 2008, we believe that any liability arising from the resolution of any pending legal proceedings will not be material to our financial condition or results of operations.

Item 1A. Risk Factors

See “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

On May 13, 2008 at the Annual Meeting of Shareholders, shareholders took the following actions:

1.	Elected as directors all nominees designated in the proxy statement dated March 28, 2008 as follows:

	Number of Votes
	For	Against
Michael L. Hansen	29,080,989	156,407
Stephen J. Schmidt	29,071,429	160,967

2. Ratified the Audit Committee’s selection of KPMG LLP as independent registered public accounting firm for Waterstone Financial, Inc. for 2008: 29,176,336 votes cast for, 49,663 votes cast against, and 11,396 votes abstained.

On July 18, 2007 at the Special Meeting of Shareholders, shareholders took the following actions:

Approved an amendment to the Company’s charter changing its name to Waterstone Financial, Inc. The charter amendment is effective August 1, 2008: 29,176,078 votes cast for, 75,596 votes cast against, and 24,488 votes abstained.

Item 6. Exhibits

    (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: August 8, 2008
/s/Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer
Date: August 8, 2008
/s/ Richard C. Larson
Richard C. Larson
Chief Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended June 30, 2008

Exhibit No.	Description	Filed Herewith
31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Executive Officer of Waterstone Financial, Inc.	X
31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Waterstone Financial, Inc.	X
32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Waterstone Financial, Inc.	X
32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Waterstone Financial, Inc.	X