Form 10-Q
period 2008-09-30
WATERSTONE FINANCIAL INC
filed 2008-11-07
CIK 1329517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 31,250,897 at October 31, 2008.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September, 30	December, 31
	2008	2007
Assets	(In Thousands, except share data)
Cash	$41,152	5,492
Federal funds sold	10,954	11,833
Interest-earning deposits in other financial institutions
and other short term investments	—	559
Cash and cash equivalents	52,106	17,884
Securities available for sale (at fair value)	184,243	172,137
Securities held to maturity (at amortized cost)
fair value of $8,606 in 2008 and $7,174 in 2007	9,938	7,646
Loans held for sale	8,635	23,108
Loans receivable	1,555,466	1,402,048
Less: Allowance for loan losses	26,210	12,839
Loans receivable, net	1,529,256	1,389,209
Office properties and equipment, net	30,932	32,018
Federal Home Loan Bank stock, at cost	21,653	19,289
Cash surrender value of life insurance	32,163	25,649
Real estate owned	20,304	8,543
Prepaid expenses and other assets	8,631	14,719
Total assets	$1,897,861	1,710,202

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$52,357	53,210
Money market and savings deposits	110,548	115,135
Time deposits	1,012,781	826,190
Total deposits	1,175,686	994,535

Short term borrowings	25,050	53,484
Long term borrowings	487,000	422,000
Advance payments by borrowers for taxes	24,562	607
Other liabilities	16,170	37,757
Total liabilities	1,728,468	1,508,383

Shareholders’ equity:
Preferred stock (par value $.01 per share)
Authorized 20,000,000 shares, no shares issued	—	—
Common stock (par value $.01 per share)
Authorized - 200,000,000 shares in 2008 and 2007
Issued - 33,975,250 shares in 2008 and in 2007
Outstanding - 31,250,897 shares in 2008 and in 2007	340	340
Additional paid-in capital	107,643	106,306
Accumulated other comprehensive income (loss) net of taxes	(4,245)	44
Retained earnings	116,253	146,367
Unearned ESOP shares	(5,337)	(5,977)
Treasury shares (2,724,353 shares), at cost	(45,261)	(45,261)
Total shareholders’ equity	169,393	201,819
Total liabilities and shareholders’ equity	$1,897,861	1,710,202

See Accompanying Notes to Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Interest income:
Loans	$69,584	65,077	$25,166	21,769
Mortgage-related securities	5,661	4,075	1,921	1,533
Debt securities, federal funds sold and
short-term investments	2,667	3,178	1,000	1,118
Total interest income	77,912	72,330	28,087	24,420
Interest expense:
Deposits	31,803	33,641	10,384	11,475
Borrowings	15,534	12,427	5,372	4,438
Total interest expense	47,337	46,068	15,756	15,913
Net interest income	30,575	26,262	12,331	8,507
Provision for loan losses	34,578	8,852	23,301	2,826
Net interest income (loss) after provision for loan losses	(4,003)	17,410	(10,970)	5,681
Noninterest income:
Service charges on loans and deposits	1,359	1,479	383	426
Increase in cash surrender value of life insurance	1,208	988	626	540
Mortgage banking income	3,333	2,138	1,354	745
Loss on impairment of securities	(1,997)	-	(1,997)	-
Other	673	573	231	152
Total noninterest income	4,576	5,178	597	1,863
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	12,787	11,778	4,493	3,859
Occupancy, office furniture and equipment	3,606	3,779	1,187	1,285
Advertising	953	870	421	315
Data processing	1,055	1,148	358	494
Communications	524	554	180	171
Professional fees	697	911	184	273
Real estate owned	2,758	199	1,518	192
Other	2,511	1,735	895	589
Total noninterest expenses	24,891	20,974	9,236	7,178
Income (loss) before income taxes	(24,318)	1,614	(19,609)	366
Income taxes (benefit)	5,796	363	8,578	(55)
Net income (loss)	(30,114)	1,251	(28,187)	421
Earnings (loss) per share:
Basic	(0.99)	0.04	(0.92)	0.01
Diluted	(0.99)	0.04	(0.92)	0.01
Weighted average shares outstanding:
Basic	30,545,245	31,912,040	30,564,179	30,797,083
Diluted	30,545,245	31,920,231	30,564,179	30,804,538

See Accompanying Notes to Consolidated Financial Statements.

WATERSONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other		Unearned
	Common Stock		Paid-In	Comprehensive	Retained	ESOP	Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Shares	Equity
	(In Thousands)
Balances at December 31, 2006	33,724	$337	104,182	(1,225)	144,809	(6,831)	—	241,272

Comprehensive income:
Net income	—	—	—	—	1,251	—	—	1,251
Other comprehensive income (loss):
Net unrealized holding gains on
available for sale securities arising during the period, net of taxes of $203	—	—	—	378	—	—	—	378
Total comprehensive loss								1,629
ESOP shares committed to be released to Plan participants	—	—	326	—	—	640	—	966
Stock based compensation	251	3	1,296					1,299
Purchase of treasury stock	(2,556)	—	—	—	—	—	(42,875)	(42,875)

Balances at September 30, 2007	31,419	$340	105,804	(847)	146,060	(6,191)	(42,875)	202,291

Balances at December 31, 2007	31,251	$340	106,306	44	146,367	(5,977)	(45,261)	201,819

Comprehensive loss:
Net loss	—	—	—	—	(30,114)	—	—	(30,114)
Other comprehensive income (loss):
Net unrealized holding loss on
available for sale securities arising during the period, net of taxes of $1,610	—	—	—	(5,587)	—	—	—	(5,587)
Reclassification of adjustment for net losses on
available for sale securities realized during the period, net of taxes of $699				1,298				1,298
Total comprehensive loss								(34,403)
ESOP shares committed to be released to Plan participants	—	—	26	—	—	640	—	666
Stock based compensation	—	—	1,311	—	—	—	—	1,311

Balances at September 30, 2008	31,251	$340	107,643	(4,245)	116,253	(5,337)	(45,261)	169,393

See Accompanying Notes to Consolidated Financial Statements.

WATERSONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2008	2007
	(In Thousands)
Operating activities:
Net income (loss)	$(30,114)	1,251
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Provision for loan losses	34,578	8,852
Depreciation	1,847	1,960
Deferred income taxes	9,731	(1,957)
Stock based compensation	1,311	1,299
Net amortization of premium on debt and mortgage-related securities	(255)	(125)
Amortization of unearned ESOP shares	666	966
Gain on sale of loans held for sale	(2,083)	(1,069)
Loans originated for sale	(212,628)	(160,916)
Proceeds on sales of loans originated for sale	229,183	156,910
Increase in accrued interest receivable	(975)	(875)
Increase in cash surrender value of bank owned life insurance	(1,208)	(988)
Increase in accrued interest on deposits and borrowings	1,233	139
Increase (decrease) in other liabilities	(1,136)	513
Loss on impairment of securities	1,997	—
Loss (gain) on sale of real estate owned and other assets	1,141	(13)
Other	116	(132)
Net cash provided by operating activities	33,404	5,815
Investing activities:
Net increase in loans receivable	(196,897)	(21,118)
Purchases of:
Debt securities	(12,761)	(28,958)
Mortgage-related securities	(25,524)	(44,212)
Structured notes, held to maturity	(4,289)	(7,646)
Premises and equipment, net	(1,049)	(1,781)
Bank owned life insurance	(5,306)	(306)
FHLB stock	(2,363)	(337)
Proceeds from:
Principal repayments on mortgage-related securities	15,313	13,796
Maturities of debt securities	984	5,510
Calls on structured notes	1,998	—
Sales of real estate owned and other assets	9,218	1,425
Net cash used in investing activities	(220,676)	(83,627)

See Accompanying Notes to Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2008	2007
	(In Thousands)
Financing activities:
Net increase (decrease) in deposits	181,151	(13,190)
Net change in short-term borrowings	(28,434)	(16,531)
Proceeds from long-term borrowings	65,000	92,900
Net increase in advance payments by borrowers for taxes	3,777	6,347
Purchase of treasury stock	—	(42,875)
Net cash provided by financing activities	221,494	26,651
Increase (decrease) in cash and cash equivalents	34,222	(51,161)
Cash and cash equivalents at beginning of period	17,884	73,807
Cash and cash equivalents at end of period	$52,106	22,646

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	1,291	3,187
Interest payments	46,104	45,930
Noncash investing activities:
Loans receivable transferred to foreclosed properties	22,272	8,347
Noncash financing activities:
Long-term FHLB advances reclassified to short-term	—	22,729

See Accompanying Notes to Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The consolidated financial statements include the accounts of Waterstone Financial, Inc. (the “Company”) and the Company’s subsidiaries.  At a special meeting of shareholders held on July 18, 2008, the shareholders of Wauwatosa Holdings, Inc. approved an amendment to the Company’s charter changing its name to Waterstone Financial, Inc. The charter amendment was effective August 1, 2008.

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2007 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Note 2 — Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform with the September 30, 2008 presentation.

Note 3 — Securities

Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	September 30, 2008
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$40,402	192	(224)	40,370
Collateralized mortgage obligations	98,474	1,019	(4,648)	94,845
Mortgage-related securities	138,876	1,211	(4,872)	135,215

Government sponsored entity bonds	13,005	208	—	13,213
Municipal securities	32,655	88	(2,800)	29,943
Corporate notes	988	—	(16)	972
Other debt securities	5,250	—	(350)	4,900
Debt securities	51,898	296	(3,166)	49,028
	$190,774	1,507	(8,038)	184,243

	December 31, 2007
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$20,128	154	(68)	20,214
Collateralized mortgage obligations	110,419	1,050	(1,073)	110,396
Mortgage-related securities	130,547	1,204	(1,141)	130,610

Government sponsored entity bonds	13,996	187	(1)	14,182
Municipal securities	27,277	209	(391)	27,095
Other debt securities	250	—	—	250
Debt securities	41,523	396	(392)	41,527
	$172,070	1,600	(1,533)	172,137

At September 30, 2008, $12.2 million of the Company’s government sponsored entity bonds and $79.8 million of the Company’s municipal securities and mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.

The amortized cost and fair values of investment securities by contractual maturity at September 30, 2008, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt securities
Due within one year	$10,988	11,051
Due after one year through five years	5,684	5,828
Due after five years through ten years	4,497	4,429
Due after ten years	30,729	27,720
Mortgage-related securities	138,876	135,215
	$190,774	184,243

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	September 30, 2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage backed securites	$22,522	(204)	1,795	(20)	24,317	(224)
Collateralized mortgage obligations	36,507	(4,316)	12,023	(332)	48,530	(4,648)
Municipal securities	14,706	(1,247)	9,196	(1,553)	23,902	(2,800)
Corporate notes	973	(16)	—	—	973	(16)
Other securities	4,900	(350)	—	—	4,900	(350)
	$79,608	(6,133)	23,014	(1,905)	102,622	(8,038)

In September 2008, the Company held one available for sale security with a book value that exceeded market value that was determined to be other than temporarily impaired.  The security is a collateralized mortgage obligation that had a book value of $6.6 million and an estimated fair market value of $4.6 million.  As a result of the Company’s analysis, an  impairment loss of $2.0 million has been recognized as of September 30, 2008 with respect to this security.

Exclusive of the aforementioned security that was determined to be other than temporarily impaired, there is one mortgage backed security, seven collateralized mortgage obligation securities and thirteen municipal securities at September 30, 2008 which have been in an unrealized loss position for twelve months or longer.  Because the decline in fair value of all aforementioned securities is not attributable to credit deterioration, and because the Company has the ability and intent to hold these securities until a market price recovery or maturity, these investments are not considered other than temporarily impaired.

Securities Held to Maturity

As of September 30, 2008, the Company held three securities that have been designated as held to maturity.  The securities have a total amortized cost of $9.9 million and an estimated fair value of $8.6 million.  Each security is callable quarterly, all of which are callable beginning in the first quarter of 2009 and two of which have a final maturity in 2022.  The remaining security has a final maturity in 2023.

Note 4 — Loans Receivable

Loans receivable are summarized as follows:

	September 30,	December 31,
	2008	2007
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$784,798	672,362
Over four-family residential	512,796	477,766
Commercial real estate	54,862	51,983
Construction and land	143,231	156,289
Home equity	88,116	85,954
Consumer loans	356	286
Commercial business loans	40,575	28,222
Gross loans receivable	1,624,734	1,472,862
Less:
Undisbursed loan proceeds	66,711	67,549
Unearned loan fees	2,557	3,265
Total loans receivable, net	$1,555,466	1,402,048

Real estate collateralizing the Company’s first mortgage loans is primarily located in the Company’s general lending area of metropolitan Milwaukee.  Residential real estate collateralizing $149.2 million or 9.4% of total mortgage loans is located outside of the state of Wisconsin.

Non-accrual loans totaled $92.6 million at September 30, 2008 and $80.4 million at December 31, 2007.

The following table presents data on impaired loans at September 30, 2008 and December 31, 2007.

	September 30,	December 31,
	2008	2007
	(In Thousands)
Impaired loans for which an allowance has been provided	$49,883	27,896
Impaired loans for which no allowance has been provided	47,328	54,632
Total loans determined to be impaired	$97,211	82,528

Allowance for loan losses related to all impaired loans	$9,461	5,783

A summary of the activity in the allowance for loan loss is as follows:

	For the Nine Months Ended
	September 30,
	2008	2007
	(Dollars in Thousands)

Balance at beginning of period	$12,839	7,195
Provision for loan losses	34,578	8,852
Charge-offs	(21,504)	(4,598)
Recoveries	297	33
Balance at end of period	$26,210	11,482

Allowance for loan losses to loans receivable	1.69%	0.83%
Net charge-offs to average loans outstanding (annualized)	1.89%	0.44%
Allowance for loan losses to non-performing loans	28.30%	16.65%
Non-performing loans to loans receivable	5.95%	4.99%

Note 5 — Deposits

A summary of the contractual maturities of certificate accounts at September 30, 2008 is as follows:

(In Thousands)

Within one year	$798,491
One to two years	170,739
Two to three years	21,990
Three to four years	17,140
Four through five years	4,421
$1,012,781

Note 6 — Borrowings

Borrowings consist of the following:

	September 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in Thousands)

Federal funds maturing
2008	$-	0.00%	5,705	4.75%

Federal Home Loan Bank Chicago (FHLBC) advances maturing:
2008	25,050	4.74%	47,779	4.24%
2009	4,100	4.23%	4,100	4.23%
2010	48,900	4.80%	48,900	4.80%
2016	220,000	4.34%	220,000	4.34%
2017	65,000	3.19%	65,000	3.19%
2018	65,000	2.97%	—	—

Repurchase agreements maturing:
2017	84,000	3.97%	84,000	3.97%
	$512,050	4.02%	475,484	4.16%

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

The $84 million in repurchase agreements include quarterly call options beginning in 2009.  The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $92.0 million at September 30, 2008.

The Company selects loans that meet underwriting criteria established by the FHLBC as collateral for outstanding advances.  The Company’s FHLBC borrowings are limited to 75% of the carrying value of qualifying, unencumbered one- to four-family mortgage loans.  In addition, these advances are collateralized by FHLBC stock of $21.7 million at September 30, 2008 and $19.3 million at December 31, 2007.

Note 7 – Income Taxes

The income tax provisions differ from that computed at the Federal statutory corporate tax rate for the nine month periods ended September 30, 2008 and 2007 as follows:

	(Dollars in thousands)

Income (loss) before income taxes	$(24,318)	1,614
Tax at federal statutory rate	$(8,511)	565
Effect of:
State income taxes, net of Federal income tax benefit	(1,170)	46
Cash surrender value of life insurance	(423)	(346)
Non-deductible ESOP and stock options expense	103	180
Tax-exempt interest income	(287)	(179)
Valuation allowance for deferred tax assets	16,100	—
Other	(16)	97
Income tax provision	$5,796	363

Effective tax rate	(23.8%)	22.5%

During the third quarter of 2008, the Company recorded income tax expense related to net deferred tax asset valuation allowances of $16.1 million, $1.2 million.  The expense was recorded in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires the need to assess whether a valuation allowance is necessary when there are cumulative losses.  To the extent that tax rules could potentially limit the ultimate realization of the deferred tax assets (generally through a carryback to prior year’s taxable income and future taxable income, including tax planning strategies), a valuation allowance against the deferred tax asset should be recorded.  The benefit may still be realized in the future, depending on anumber of factors including future taxable income.

Note 8 – Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk are as follows:

	September 30,	December 31,
	2008	2007
	(In Thousands)
Financial instruments whose contract amounts represent
potential credit risk:
Commitments to extend credit under first mortgage loans	$19,946	16,674
Unused portion of home equity lines of credit	31,922	31,492
Unused portion of construction loans	24,212	27,336
Unused portion of business lines of credit	10,578	8,721
Standby letters of credit	1,866	2,337

In connection with its mortgage banking activities, the Company enters into forward loan sale commitments.  Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale.  As of September 30, 2008 and December 31, 2007, the Company had $8.6 million and $23.1 million, respectively in forward loan sale commitments.  A forward sale commitment is a derivative instrument under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,”(as amended), which must be recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in its value recorded in income from mortgage banking operations.  In determining the fair value of its derivative loan commitments for economic purposes, the Company considers the value that would be generated when the loan arising from exercise of the loan commitment is sold in the secondary mortgage market. That value includes the price that the loan is expected to be sold for in the secondary mortgage market.

Note 9 – Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings is computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Unvested restricted stock is considered outstanding for dilutive earnings (loss) per share only.  Unvested restriced stock and stock options at September 30, 2008 are antidilutive and are excluded from the earnings (loss) per share calculation.

Presented below are the calculations for basic and diluted earnings (loss) per share:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands, except per share data)

Net income (loss)	$(30,114)	1,251	(28,187)	421

Weighted average shares outstanding	30,545	31,912	30,564	30,797
Effect of dilutive potential common shares	-	8	-	8
Diluted weighted average shares outstanding	30,545	31,920	30,564	30,805

Basic earnings (loss) per share	$(0.99)	0.04	$(0.92)	0.01
Diluted earnings (loss) per share	$(0.99)	0.04	$(0.92)	0.01

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.  In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that we have the ability to access.  Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

	Assets Measured at Fair Value at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Available for sale securities	$184,243	-	179,626	4,617

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

Available-for-sale securties
(In Thousands)

Balance December 31, 2007	$7,073
Unrealized holding losses arising during the period:
Included in other comprehensive income	282
Other than temporary impairment included in net loss	(1,997)
Principal repayments	(741)

Balance September 30, 2008	$4,617

Level 3 available-for-sale securities include a single corporate collateralized mortgage obligation.  The market for this security was not active as of September 30, 2008.  As such, following the guidance set forth in FASB Staff Position 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, the Company valued this security based on the present value of estimated future cash flows

Assets Recorded at Fair Value on a Non-recurring Basis

Loans – On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded in our consolidated statements of financial condition at fair value.  Fair value is determined based on third party appraisals.  At September 30, 2008, loans determined to be impaired with an outstanding balance of $49.9 million were carried net of specific reserves of $9.5 million for a fair value of $40.4 million.  Impaired loans are considered to be Level 2 in the fair value hierarchy of valuation techniques.

Loans held for sale - On a non-recurring basis, loans held-for-sale are recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is generally determined by estimating a gross premium or discount, which is derived from pricing currently observable in the market.  At September 30, 2008, loans held-for-sale totaled $8.6 million.  Loans held-for-sale are considered to be Level 2 in the fair value hierarchy of valuation techniques.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals obtained at the time the Company takes title to the property and, if less than the carrying value of the loan, the carrying value of the loan is adjusted to the fair value. At September 30, 2008, real estate owned totaled $20.3 million.  Real estate owned is considered to be Level 2 in the fair value hierarchy of valuation techniques.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS 161 when required in 2009 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.

In October 2008, the FASB issued FASB Staff Position 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3).  FSP 157-3 clarifies the application of SFAS 157 Fair Value of a Financial Asset, in a market that is not active.  FSP 157-3 was effective upon issuance.  The Company’s adoption of FSP 157-3 had no impact on its results of operations, financial position, and liquidity.

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

Overview

On August 1, 2008, the Company changed its name to Waterstone Financial, Inc.  Our name change is part of our ongoing efforts to reflect our larger market area, which includes communities outside of Wauwatosa, Wisconsin.

Generally, our results of operations depend on our net interest income and the provision for loan losses.  Net interest income is the difference between the interest income we earn on loans receivable, investment securities and cash and cash equivalents and the interest we pay on deposits and other borrowings.  The Company’s banking subsidiary, WaterStone Bank SSB (“WaterStone Bank”), formerly Wauwatosa Savings Bank, is primarily a mortgage lender with such loans comprising 97.5% of total loans receivable on September 30, 2008.  Further, 79.9% of loans receivable are residential mortgage loans with over four-family loans comprising 31.6% of all loans on September 30, 2008.  WaterStone Bank funds loan production primarily with retail deposits and Federal Home Loan Bank advances.  On September 30, 2008, deposits comprised 68.0% of total liabilities.  Time deposits, also known as certificates of deposit, accounted for 86.1% of total deposits at September 30, 2008.  Federal Home Loan Bank advances outstanding on September 30, 2008 totaled $428.1 million, or 24.8% of total liabilities.

During the nine months ended September 30, 2008, our results of operations were adversely affected by deterioration in asset quality resulting in increases in non-accrual loans and real estate owned and a corresponding increase in both the provision for loan losses and loan charge-offs.  We have sought to address the impact of deteriorating real estate market by increasing our provisions for loan losses over the past six quarters.  The continued downturn in the local real estate market prompted the Company to obtain updated appraisals and reevaluate the assumptions used to determine the fair value of collateral related to loans receivable to ensure that the allowance for loan losses continued to be an accurate reflection of management’s best estimate of the amount needed to provide for the probable loss on impaired loans and other inherent losses in the loan portfolio.  During this process, the Company obtained updated valuations on over five hundred properties.  The scope of the review was sharply focused on the nonperforming portfolio, but also included a large number of properties that related to loans that were in good standing.  As a result of that reevaluation, the Company determined that a provision for loan losses of $23.3 million was necessary during the quarter in order to bring the allowance for loan losses to an appropriate level.  As discussed below, during the nine months ended September 30, 2008, the Company significantly increased its provision for loan losses to $34.6 million from $8.9 million for the nine months ended September 30, 2007.  Additional information regarding loan quality and its impact on our financial condition and results of operations can be found in the Asset Quality discussion beginning on page 35.  As a direct result of the increase in provision for loan loss during the nine months ended September 30, 2008, the Company recorded income tax expense related to net deferred tax asset valuation allowances of $16.1 million.  The details of this valuation allowance and its affect on current and future income tax expense is discussed in more detail below.  Our results of operations are also affected by noninterest income and noninterest expense.  Noninterest income consists primarily of service charges and mortgage banking fee income but was negatively impacted in the quarter ended September 30, 2008 by a $2.0 million loss on impairment of securities.  Noninterest expense consists primarily of compensation and employee benefits, occupancy expenses and real estate owned expense.  In 2009 we expect our non-interest expense to be affected by higher deposit insurance premium assessment from the FDIC.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities.

The following discussion and analysis is presented to assist the reader in the understanding and evaluation of the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the results of operations for the nine and three month periods ended September 30, 2008 and 2007 and the financial condition as of September 30, 2008 compared to the financial condition as of December 31, 2007.

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

During the third quarter of 2008, the Company recorded income tax expense related to net deferred tax asset valuation allowances of $16.1 million.  The expense was recorded in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” which requires the need to assess whether a valuation allowance is necessary when there are cumulative losses.  To the extent that tax rules could potentially limit the ultimate realization of the deferred tax assets (generally through a carryback to prior year’s taxable income and future taxable income, inclduing tax planning strategies), a valuation allowance against the deferred tax asset should be recorded.  The benefit may still be realized in the future, depending on a number of factors including future taxable income.

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

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007

General - Net loss for the nine months ended September 30, 2008 totaled $30.1 million, or $0.99 for both basic and diluted earnings per share compared to net income of $1.3 million, or $0.04 for both basic and diluted earnings per share for the nine months ended September 30, 2007.  The nine months ended September 30, 2008 generated an annualized loss on average assets of 2.21% and an annualized loss on average equity of 20.02%, compared to a return on average assets of 0.10% and a return on average equity of 0.75% for the comparable period in 2007.  The net loss was due to a $25.7 million increase in provisions for loan losses.  During the third quarter, the Company received updated appraisals on a number of properties that collateralize nonperforming loans.  The decline in value noted in the appraisals, in addition to the continued downturn in the local real estate market, prompted the Company to obtain updated appraisals and reevaluate the assumptions used to determine the fair value of collateral related to additional nonperforming loans.  This reevaluation contributed to the Company recording a provision for loan losses of $23.3 million during the third quarter.  The impact of the increase in provision for loan losses was compounded by a $5.4 million increase in income tax expense, a $3.9 million increase in noninterest expense which includes a $2.6 million increase in real estate owned expense and a $602,000 decrease in noninterest income which includes a $2.0 million loss on impairment of securities.  These were partially offset by a $4.3 million increase in net interest income.  Loan charge-off activity and specific loan reserves are discussed in additional detail in the Asset Quality section beginning on page 35.  The net interest margin for the nine months ended September 30, 2008 was 2.35% compared to 2.22% for the nine months ended September 30, 2007.

During the third quarter of 2008, the Company recorded income tax expense related to net deferred tax asset valuation allowances of $16.1 million.  The expense was recorded in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” which requires the need to assess whether a valuation allowance is necessary when there are cumulative losses.  To the extent that tax rules could potentially limit the ultimate realization of the deferred tax assets (generally through a carryback to prior year’s taxable income and future taxable income, inclduing tax planning strategies), a valuation allowance against the deferred tax asset should be recorded.  The benefit may still be realized in the future, depending on a number of factors including future taxable income.

Total Interest Income - Total interest income increased $5.6 million, or 7.7%, to $77.9 million during the nine months ended September 30, 2008 compared to $72.3 million for the nine months ended September 30, 2007.  Interest income on loans increased $4.5 million, or 6.9%, to $69.6 million for the nine months ended September 30, 2008 compared to $65.1 million for the comparable period of 2007.  The increase resulted primarily from an increase of $108.3 million, or 7.8%, in the average loan balance to $1.49 billion during the nine-month period ended September 30, 2008 from $1.39 billion during the comparable period in 2007.  The increase in average balance was partially offset by a 5 basis point decrease in the average yield on loans to 6.23% for the nine-month period ended September 30, 2008 from 6.28% for the comparable period in 2007.  In addition to the increase in interest income due to loan growth, $1.4 million of the overall increase compared to the prior year related to income recognized on a loan that had previously been recorded on the cost recovery method.  The loan was originated to facilitate the sale of Company owned real estate during 2000 and the $1.4 million represented interest income that was collected but not recognized during the facilitation period.  The loan was paid in full during the third quarter, which resulted in full recognition of interest collected in prior periods. Unrecognized interest income on non-accrual loans totaled $2.9 million during the nine months ended September 30, 2008.  This had the effect of reducing the average yield on loans during the same period by 26 basis points.  Unrecognized interest income on non-accrual loans totaled $1.4 million during the nine months ended September 30, 2007 effectively reducing the average yield on loans for that period by 13 basis points.

Interest income from mortgage-related securities increased $1.6 million, or 38.9%, to $5.7 million for the nine months ended September 30, 2008 compared to $4.1 million for the comparable quarter in 2007.  This was primarily due to the increase of $33.4 million, or 31.9%, in the average balance to $137.9 million for the nine months ended September 30, 2008 from $104.6 million during the comparable period in 2007.  The increase in interest income reflects an increase in the average balance of mortgage-related securities as well as a 28 basis point increase in the average yield on mortgage-related securities to 5.49% for the nine months ended September 30, 2008 from 5.21% for the comparable period in 2007.  Finally, interest income from debt securities, federal funds sold and short-term investments decreased $511,000, or 16.1%, to $2.7 million for the nine months ended September 30, 2008 compared to $3.2 million for the comparable period in 2007.  This was due to a 137 basis point decrease in the average yield on other earning assets to 3.24% for the nine months ended September 30, 2008 from 4.61% for the comparable period in 2007, partially offset by an increase of $17.7 million, or 19.2%, in the average balance of other earning assets to $110.0 million during the nine months ended September 30, 2008 from $92.2 million during the comparable period in 2007.  The decrease in average yield on other earning assets resulted primarily from a drop in the federal funds rate of 275 basis points between September 30, 2007 and September 30, 2008 and from a decline in dividends received on the Company’s FHLBC stock.  The FHLBC stock yielded a return of 2.89% during the nine months ended September 30, 2007, however, no dividend was declared during the nine months ended September 30, 2008.  On October 10, 2007, the FHLBC entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, dividend declarations are subject to the prior written approval of the Federal Housing Finance Board.  The FHLBC has not declared a dividend since it entered into the cease and desist order.  At the request of the FHLBC, on July 24, 2008, the Finance Board amended the cease and desist order to allow the FHLBC to redeem incremental purchases of capital stock tied to increased levels of borrowing through advances after repayment of those new advances.

Total Interest Expense - Total interest expense increased by $1.3 million, or 2.8%, to $47.3 million during the nine months ended September 30, 2008 from $46.1 million during the nine months ended September 30, 2007.  This increase was the result of an increase of $196.8 million, or 14.0%, in average interest bearing deposits and borrowings outstanding partially offset by a 43 basis point drop in the cost of funding to 3.94% for the nine months ended September 30, 2008 from 4.37% for the comparable period ended September 30, 2007.

Interest expense on deposits decreased $1.8 million, or 5.5%, to $31.8 million during the nine months ended September 30, 2008 from $33.6 million during the comparable period in 2007.  This was due to a decrease in the cost of total average deposits of 51 basis points to 3.88% for the nine months ended September 30, 2008 compared to 4.39% for the comparable period during 2007.  The decrease in interest expense attributable to the decrease in the cost of deposits was partially offset by an increase of $71.9 million, or 7.0%, in the average balance of other interest bearing deposits to $1.10 billion during the nine months ended September 30, 2008 from $1.02 billion during the comparable period in 2007.  The decrease in the cost of deposits reflects the lower shorter term interest rate environment resulting from the Federal Reserve’s reduction of short term interest rates which are typically used by financial institutions in determining the market rate for deposit products.

Interest expense on borrowings increased $3.1 million, or 25.0%, to $15.5 million during the nine months ended September 30, 2008 from $12.4 million during the comparable period in 2007.  The increase resulted primarily from an increase in average borrowings outstanding of $125.1 million, or 34.1%, to $492.0 million during the nine months ended September 30, 2008 from $366.9 million during the comparable period in 2007.  The increase in average borrowings was partially offset by a 27 basis point decrease in the average cost of borrowings to 4.14% during the nine months ended September 30, 2008 from 4.41% during the comparable period in 2007.  The increased use of borrowings as a source of funding during nine months ended September 30, 2008 reflected our assessment that such sources of funds provided favorable rates and terms compared to alternate retail funding sources.  The reduction in short term interest rates by the Federal Reserve allows banks such as WaterStone Bank to borrow funds at lower rates, helping to reduce our cost of borrowing.

Net Interest Income - Net interest income increased by $4.3 million or 16.4%, to $30.6 million during the nine months ended September 30, 2008 as compared to $26.3 million during the comparable period in 2007.  Net interest income continues to be positively affected by the steeper yield curve in 2008, as compared to 2007.  The increase resulted primarily from a 29 basis point increase in our interest rate spread to 2.04% for the nine month period ended September 30, 2008 from 1.75% for the comparable period in 2007.  The 29 basis point increase in the interest rate spread resulted from a 43 basis point decrease in the cost of interest bearing liabilities, which was partially offset by a 14 basis point decrease in the yield on interest earning assets.  The increase in net interest income resulting from an increase in our net interest rate spread was partially offset by a decrease in net average earning assets of $37.4 million, or 21.8%, to $134.5 million for the nine months ended September 30, 2008 from $171.9 million from the comparable period in 2007.  The decrease in net average earning assets was primarily attributable to an increase in loans transferred to real estate owned and an increase in the allowance for loan losses.  The average balance of real estate owned totaled $13.7 million for the nine months ended September 30, 2008 compared to $1.5 million for the nine months ended September 30, 2007.  The average balance of the allowance for loan losses totaled $16.8 million for the nine months ended September 30, 2008 compared to $8.2 million for the nine months ended September 30, 2007.

Provision for Loan Losses - Provision for loan losses increased $25.7 million to $34.6 million during the nine months ended September 30, 2008, from $8.9 million during the comparable period during 2008.  The increased provision for the nine months ended September 30, 2007 was primarily the result of $21.2 million of net loan charge-offs combined with continued weakness in local real estate markets.  The increase in charge-offs reflects management’s reevaluation of assumptions used to determine the fair value of collateral supporting non performing loans.  In addition, compared to prior periods, the Company has observed an increased likelihood of the borrower being unable to resolve the ongoing default in the terms of the loan prior to completion of a sheriff’s sale.  As such, charge-offs are generally being recognized earlier in the foreclosure process than they have been in prior periods.  See Asset Quality section beginning on page 35 for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income decreased $602,000, or 11.6%, to $4.6 million during the nine months ended September 30, 2008 from $5.2 million during the comparable period in 2007.  The decrease resulted from $2.0 million in other than temporary impairment loss recognized on a collateralized mortgage obligation, partially offset by a $1.2 million increase in mortgage banking income generated by our Waterstone Mortgage Corporation subsidiary.

Noninterest Expense - Total noninterest expense increased $3.9 million, or 18.7%, to $24.9 million during the nine months ended September 30, 2008 from $21.0 million during the comparable period in 2007.  The increase was primarily the result of the increase in real estate owned expense, a direct follow-on to the increase in the provision for loan losses and the increase in real estate owned.

Real estate owned expense totaled $2.8 million for the nine months ended September 30, 2008 compared to $199,000 during the nine months ended September 30, 2007.  Real estate owned expense includes the net gain or loss recognized upon the sale of a foreclosed property, as well as the operating and carrying costs related to the properties.  During the nine months ended September 30, 2008, operational expenses totaled $1.8 million and net losses on sales of real estate totaled $915,000.  The increase in expense compared to the prior period results from an increase in the number and total cost basis of foreclosed properties.  The average balance of real estate owned totaled $13.7 million for the nine months ended September 30, 2008 compared to $1.5 million for the nine months ended September 30, 2007.

Compensation, payroll taxes and other employee benefit expense increased $1.0 million, or 8.6%, to $12.8 million during the nine months ended September 30, 2008 from $11.8 million during the comparable period in 2007.  This increase resulted primarily from an increase in salary expense, partially offset by a reduction in expense related to the ESOP.  Salary expense increased $1.4 million, or 17.0%, to $9.3 million during the nine months ended September 30, 2008 compared to $7.9 million during the comparable period in 2007 primarily as a result of an increase in loan origination activity.  Expense related to the Company’s ESOP decreased $300,000, or 31.1%, to $666,000 during the nine months ended September 30, 2008 compared to $966,000 during the comparable period in 2007.  This decrease reflects the decrease in the Company’s average share price during the nine months ended September 30, 2008 compared to the comparable period in 2007.

Income Taxes – Income tax expense was $5.8 million, or (23.8%) of the pretax loss of $24.3 million for the nine months ended September 30, 2008.  This compares to income tax expense of $363,000, or 22.5% of the pretax income of $1.6 million for the nine months ended September 30, 2007.  The unlikely relationship between pretax loss and income tax expense for the nine months ended September 30, 2008 is the result income tax expense related to deferred tax asset valuation allowances of $16.1 million recorded during the third quarter.  Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” requires that to the extent that tax rules could potentially limit the ultimate realization of the deferred tax assets (generally through a carryback to prior year’s taxable income and future taxable income, including tax planning strategies), a valuation allowance against the deferred tax asset should be recorded.  The benfit may still be realized in the future, depending on a number of factors including future taxable income.

 Net Loss - As a result of the foregoing factors, net loss for the nine months ended September 30, 2008 was $30.1 million as compared to net income of $1.3 million during the comparable period in 2007.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

General - Net loss for the three months ended September 30, 2008 totaled $28.2 million, or $0.92 for both basic and diluted earnings per share compared to net income of $421,000, or $0.01 for both basic and diluted earnings per share for the three months ended September 30, 2007.  The quarter ended September 30, 2008 generated an annualized loss on average assets of 5.89% and an annualized loss on average equity of 56.14%, compared to annualized return of 0.10% and 0.82%, respectively, for the comparable period in 2007.  The net loss was due to a $20.5 million increase in our provision for loan losses.  During the third quarter, the Company received updated appraisals on properties that collateralize non performing loans.  The decline in value noted in the appraisals, in addition to the continued downturn in the real estate market prompted the Company to obtain updated appraisals and reevaluate the assumptions used to determine the fair value of collateral related to additional nonperforming loans.  As a result of that reevaluation, the Company recorded a provision for loan losses of $23.3 million during the quarter.  The increase in the provision for loan losses was compounded by a $1.3 million decrease in noninterest income, a $2.1 million increase in noninterest expense and $8.6 million increase in income tax, partially offset by a $3.8 million increase in net interest income.  Loan charge-off activity and specific loan reserves are discussed in additional detail in the Asset Quality section beginning on page 35.  The net interest margin for the three months ended September 30, 2008 was 2.69% compared to 2.12% for the three months ended September 30, 2007.

During the third quarter of 2008, the Company recorded income tax expense related to net deferred tax asset valuation allowances of $16.1 million.  The expense was recorded in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” which requires the need to assess whether a valuation allowance is necessary when there are cumulative losses.  To the extent that tax rules could potentially limit the ultimate realization of the deferred tax assets (generally through a carryback to prior year’s taxable income and future taxable income, inclduing tax planning strategies), a valuation allowance against the deferred tax asset should be recorded.  The benefit may still be realized in the future, depending on a number of factors including future taxable income.

Total Interest Income - Total interest income increased $3.7 million, or 15.0%, to $28.1 million during the three months ended September 30, 2008 compared to $24.4 million for the three months ended September 30, 2007.  Interest income on loans increased $3.4 million, or 15.6%, to $25.2 million for the three months ended September 30, 2008 compared to $21.8 million for the comparable period of 2007.  The increase resulted primarily from an increase of $170.5 million, or 12.3%, in the average loan balance to $1.55 billion during the three-month period ended September 30, 2008 from $1.38 billion during the comparable period in 2007.  The increase in average balance was compounded by a 19 basis point increase in the average yield on loans to 6.43% for the three-month period ended September 30, 2008 from 6.24% for the comparable period in 2007.  In addition to the increase in interest income due to loan growth, $1.4 million of the overall increase compared to the prior year related to income recognized on a loan that had previously been recorded on the cost recovery method.  The loan was originated to facilitate the sale of Company owned real estate during 2000 and the $1.4 million represented interest income that was collected but not recognized during the facilitation period.  The loan was paid in full during the third quarter, which resulted in full recognition of interest collected in prior periods.

In addition, interest income from mortgage-related securities increased $388,000, or 25.3%, to $1.9 million for the quarter ended September 30, 2008 compared to $1.5 million for the comparable quarter in 2007.  This was primarily due to an increase of $20.4 million, or 17.4%, in the average balance to $137.9 million for the three months ended September 30, 2008 from $117.5 million during the comparable period in 2007.  The increase in average balance was compounded by a 35 basis point increase in the average yield on mortgage-related securities to 5.53% for the quarter ended September 30, 2008 from 5.18% for the comparable period in 2007.  Finally, interest income from debt securities, federal funds sold and short-term investments decreased $118,000, or 10.6%, to $1.0 million for the three months ended September 30, 2008 compared to $1.1 million for the comparable period in 2007.  This was due to a 161 basis point decrease in the average yield on other earning assets to 3.12% for the three-month period ended September 30, 2008 from 4.73% for the comparable period in 2007, partially offset by an increase of $33.2 million, or 35.4%, in the average balance of other earning assets to $127.1 million during the three-month period ended September 30, 2008 from $93.8 million during the comparable period in 2007.  The decrease in average yield on other earning assets resulted primarily from a drop in the federal funds rate of 275 basis points between September 30, 2007 and September 30, 2008 and from a decline in dividends declared on the Company’s FHLBC stock.  The FHLBC stock yielded a return of 2.77% during the three months ended September 30, 2007, however, no dividend was declared during the three months ended September 30, 2008.  On October 10, 2007, the FHLBC entered into a cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, dividend declarations are subject to the prior written approval of the Federal Housing Finance Board.  The FHLBC has not declared a dividend since it entered into the cease and desist order.

Total Interest Expense - Total interest expense decreased by $157,000, or 1.0%, to $15.8 million during the three months ended September 30, 2008 from $15.9 million during the three months ended September 30, 2007.

Interest expense on deposits decreased $1.1 million, or 9.5%, to $10.4 million during the three months ended September 30, 2008 from $11.5 million during the comparable period in 2007.  This was due to a decrease in the cost of total average deposits of 86 basis points to 3.57% for the three months ended September 30, 2008 compared to 4.43% for the comparable period during 2007.  The decrease in interest expense attributable to the decrease in the cost of deposits was partially offset by an increase of $126.9 million, or 12.4%, in the average balance of other interest bearing deposits to $1.15 billion during the three months ended September 30, 2008 from $1.03 billion during the comparable period in 2007.  The decrease in the cost of deposits reflects the lower interest rate environment occasioned by the Federal Reserve’s reduction of short term interest rates which are the basis for determining the market rate for deposit interest rates.

Interest expense on borrowings increased $934,000, or 21.0%, to $5.4 million during the three months ended September 30, 2008 from $4.4 million during the comparable period in 2007.  The increase resulted primarily from an increase in average borrowings outstanding of $125.6 million, or 32.3%, to $514.3 million during the three-month period ended September 30, 2008 from $388.7 million during the comparable period in 2007.  The increase in average borrowings was partially offset by a 35 basis point decrease in the average cost of borrowings to 4.07% during the three-month period ended September 30, 2008 from 4.42% during the three months ended September 30, 2007.

Net Interest Income - Net interest income increased by $3.8 million or 45.0%, to $12.3 million during the three months ended September 30, 2008 as compared to $8.5 million during the same period in 2007.  The increase resulted primarily from a 74 basis point increase in our net interest rate spread to 2.44% for the three month period ended September 30, 2008 from 1.70% for the comparable period in 2007. The 74 basis point increase in the net interest rate spread resulted from a 69 basis point decrease in the cost of interest bearing liabilities, which was compounded by a 5 basis point increase in the yield on interest earning assets.  The increase in net interest income resulting from an increase in our net interest rate spread was partially offset by a decrease in net average earning assets of $27.9 million, or 18.4%, to $124.3 million for the three-month period ended September 30, 2008 from $152.2 million from the comparable period in 2007.  The decrease in net average earning assets was primarily attributable to an increase in loans transferred to real estate owned and an increase in the allowance for loan losses.  The average balance of real estate owned totaled $19.6 million for the three months ended September 30, 2008 compared to $3.0 million for the three months ended September 30, 2007.  The average balance of the allowance for loan losses totaled $22.5 million for the three months ended September 30, 2008 compared to $9.9 million for the three months ended September 30, 2007.

Provision for Loan Losses - Provision for loan losses increased $20.5 million to $23.3 million during the three months ended September 30, 2008, from $2.8 million during the comparable period during 2007.  The increased provision for the three months ended September 30, 2008 was the result of $16.7 million of net loan charge-offs combined with continued weakness in local real estate markets.  The increase in charge-offs is supported by a reevaluation of assumptions used to determine the fair value of collateral supporting non performing loans.  In addition, compared to prior periods, the Company has observed an increased likelihood of the borrower being unable to resolve the ongoing default in the terms of the loan prior to completion of a sheriff's sale.  As such, charge-offs are generally being recognized earlier in the foreclosure process then have been in prior periods.    See Asset Quality section beginning on page 35 for an analysis of charge-offs, nonperforming assets specific reserves and additional provisions.

Noninterest Income - Total noninterest income decreased $1.3 million, or 68.0%, to $597,000 during the three months ended September 30, 2008 from $1.9 million during the comparable period in 2007.  The decrease resulted from $2.0 million in other than temporary impairment loss recognized on a collateralized mortgage obligation, partially offset by a $609,000 increase in mortgage banking income generated by our Waterstone Mortgage Corporation subsidiary.

Noninterest Expense - Total noninterest expense increased $2.1 million, or 28.7%, to $9.2 million during the three months ended September 30, 2008 from $7.2 million during the comparable period in 2007.  The increase was primarily the result of increase in real estate owned expense, a direct follow-on to the increase in the provision for loan losses and the increase in real estate owned.

Real estate owned expense totaled $1.5 million for the three months ended September 30, 2008 compared to $192,000 during the comparable period in 2007.  Real estate owned expense includes the net gain or loss recognized upon the sale of a foreclosed property, as well as the operating and carrying costs related to the properties.  During the quarter ended September 30, 2008, operational expenses totaled $755,000 and net losses on sales of real estate totaled $763,000.  The increase in expense compared to the prior period results from an increase in the number and total cost basis of foreclosed properties.  The average balance of real estate owned totaled $19.6 million for the three months ended September 30, 2008 compared to $3.0 million for the three months ended September 30, 2007.

Compensation, payroll taxes and other employee benefit expense increased $634,000, or 16.4%, to $4.5 million during the three months ended September 30, 2008 from $3.9 million during the comparable period in 2007.  This increase resulted primarily from an increase in salary expense, partially offset by a reduction in expense related to the ESOP plan.  Salary expense increased $655,000, or 24.4%, to $3.4 during the three months ended September 30, 2008 compared to $2.7 million during the comparable period in 2007 primarily as a result of an increase in loan origination activity.  Expense related to the Company’s ESOP plan decreased $105,000, or 34.7%, to $198,000 during the three months ended September 30, 2008 compared to $303,000 during the comparable period in 2007.  This decrease directly reflects the decrease in the Company’s average share price during the three months ended September 30, 2008 compared to the comparable period in 2007.

Income Taxes – Income tax expense was $8.6 million, or (43.7%) of the pretax loss of $19.6 million for the three months ended September 30, 2008.  This compares to income tax benefit of $55,000, or (15.0%) of the pretax loss of $366,000 for the three months ended September 30, 2007.  The unlikely 2008 relationship between pretax loss and income tax expense for the three months ended September 30, 2008 is the result of income tax expense related to net deferred tax asset valuation allowances of $16.1 million.  Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" requires that to the extent that tax rules could potentially limit the ultimate realization of the deferred tax assets (generally through a carryback to prior year's taxable income and future taxable income, including tax planning strategies), a valuation allowance against the deferred tax asset should be recorded.  The benefit may be realized in the future, depending on a number of factors including future taxable income.

Net Loss - As a result of the foregoing factors, net loss for the three months ended September 30, 2008 was $28.2 million compared to net income of $421,000 during the comparable period in 2007.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Total Assets - Total assets increased by $187.7 million, or 11.0%, to $1.90 billion at September 30, 2008 from $1.71 billion at December 31, 2007. The increase in total assets is reflected in increases in loans receivable of $153.4 million, cash and cash equivalents of $34.2 million securities available for sale and held to maturity of $14.4 million and an increase in real estate owned of $11.8 million.  These increases were partially offset by an increase in the allowance for loan losses of $13.4 million and a $6.1 million decrease in prepaid expenses and other assets.

Cash and Cash Equivalents – Cash and cash equivalents increased by $34.2 million to $52.1 million at September 30, 2008 from $17.9 million at December 31, 2007.

Securities Available for Sale – Securities available for sale increased by $12.1 million, or 7.0%, to $184.2 million at September 30, 2008 from $172.1 million at December 31, 2007.  The Company invested an additional $10.0 million in its Nevada investment subsidiary during the nine months ended September 30, 2008.  The investment subsidiary used the proceeds of the capital infusion to purchase additional mortgage-related securities.  In addition, the Company purchased a $5 million trust preferred security during the current year.  This increase was partially offset by an impairment loss recognized during the third quarter.  In September 2008, the Company held one available for sale security with a book value that exceeded market value that was determined to be other than temporarily impaired.  The security is a collateralized mortgage obligation that had a book value of $6.6 million and an estimated fair market value of $4.6 million based on the present value of estimated future cash flows.  As a result of the Company’s analysis, an $2.0 million impairment loss has been recognized as of September 30, 2008 with respect to this security.

Securities Held to Maturity – Securities held to maturity increased by $2.3 million, or 30.0%, to $9.9 million at September 30, 2008 from $7.6 million at December 31, 2007.  These higher yielding structured corporate notes accrue interest based on the range of a constant maturity treasury yield spread and therefore have a higher potential for market value volatility.  As the Company has the intent and ability to hold these securities until maturity, they have been classified as held-to-maturity rather than as available-for-sale.  The securities have a total estimated fair value of $8.6 million as of September 30, 2008.

Loans Held for Sale – Loans held for sale decreased by $14.5 million, or 62.6%, to $8.6 million at September 30, 2008, from $23.1 million at December 31, 2007.  Fluctuations in the balance of loans held for sale result primarily from the timing of loan closings and sales to third parties.

Loans Receivable - Loans receivable increased $153.4 million, or 10.9%, to $1.56 billion at September 30, 2008 from $1.40 billion at December 31, 2007.  The 2008 total increase in loans receivable was primarily attributable to a $112.4 million increase in one- to four-family loans, a $35.0 million increase in over four-family loans and a $12.4 million increase in commercial business.  During the nine-month period ended September 30, 2008, $22.3 million in loans were transferred to real estate owned.

The following table shows loan origination, principal repayment and sales activity during the periods indicated.

	As of or for the	As of or for the
	Nine Months Ended	Year Ended
	September 30, 2008	December 31, 2007
	(In Thousands)
Total gross loans receivable and held for sale at beginning of period	$1,495,970	1,450,170
Real estate loans originated for investment:
Residential
One- to four-family	174,973	65,851
Over four-family	107,833	64,857
Construction and land	46,677	33,705
Commercial real estate	13,414	13,494
Home equity	15,490	15,886
Total real estate loans originated for investment	358,387	193,793
Consumer loans originated for investment	179	157
Commerical business loans originated for investment	17,906	25,229
Total loans originated for investment	376,472	219,179
Principal repayments	(181,122)	(171,482)
Transfers to real estate owned	(22,272)	(13,455)
Loan principal charge off	(21,207)	(6,163)
Net activity in loans held for investment	151,871	28,079
Loans originated for sale	217,518	242,120
Loans sold	(231,990)	(224,399)
Net activity in loans held for sale	(14,472)	17,721
Total gross loans receivable and held for sale at end of period	$1,633,369	1,495,970

Cash Surrender Value of Life Insurance – Cash surrender value of life insurance increased $6.5 million, or 25.4%, to $32.2 million at September 30, 2008 from $25.6 million at December 31, 2007.  A new $5 million bank owned life insurance contract was entered into during the nine months ended September 30, 2008.

Prepaid expenses and other assets
Prepaid expenses and other assets decreased by $6.1 million, or 41.4%, to $8.6 million at September 30, 2008 from $14.7 million at December 31, 2007.  The decrease in prepaid expenses and other assets results from a decrease in net deferred tax assets of $7.4 million as a result of the aforementioned establishment of valuation allowances during the quarter ended September 30, 2008.

Deposits – Total deposits increased $181.2 million, or 18.2%, to $1.18 billion at September 30, 2008 from $994.5 million at December 31, 2007.  Total time deposits increased $186.6 million, or 22.6%, to $1.0 billion from $826.2 million at December 31, 2007.  The increase in time deposits resulted from a promotion for time deposits in both the local retail and non-local wholesale markets.  Time deposits originated through local retail outlets increased $91.2 million, or 10.1%, to $903.0 million at September 30, 2008 from $811.9 million at December 31, 2007.  Time deposits originated through the wholesale market increased $95.4 million, to $109.8 million at September 30, 2008 from $14.3 million at December 31, 2007.  Total money market and savings deposits decreased $4.6 million, or 4.0%, to $110.5 million at September 30, 2008 from $115.1 million at December 31, 2007.  Total demand deposits decreased $853,000, or 1.6%, to $52.4 million at June 30, 2008 from $53.2 million at December 31, 2007.

Borrowings – Total borrowings increased $36.6 million, or 7.7%, to $512.1 million at September 30, 2008 from $475.5 million at December 31, 2007.  The overall increase in borrowings at September 30, 2008 was a result of an increase of $42.3 million in FHLBC advances, partially offset by a decrease of $5.7 million in federal funds borrowed.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes and insurance increased $24.0 million to $24.6 million at September 30, 2008 from $607,000 at December 31, 2007.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $21.6 million, or 57.2%, to $16.2 million at September 30, 2008 from $37.8 million at December 31, 2007.  The decrease, which is seasonally normal, was primarily due to a decrease in amounts due to mortgage holders related to advance payments by borrowers for taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  These amounts remain classified as other liabilities until paid.  The balance of these outstanding checks was $30,000 at September 30, 2008 and $17.4 million at December 31, 2007.

Shareholders’ Equity – Shareholders’ equity decreased $32.4 million, or 16.1%, to $169.4 million at September 30, 2008 from $201.8 million at December 31, 2007.  The decrease was primarily a result of net loss of $30.1 million recognized during the nine months ended September 30, 2008.  In addition, accumulated other comprehensive loss, net of taxes increased by $4.3 million.  Accumulated other comprehensive loss is the estimated unrealized loss attributable to the decline in market value of available-for-sale investment securities.  Volatility in both the mortgage-backed securities market and the municipal bond market has resulted in large declines in the estimated market value of these securities.  These decreases in shareholders’ equity were partially offset by an increase of $2.0 million due to the net impact of employee benefits including ESOP, incentive stock options and restricted stock awards.

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

	Nine Months Ended September 30,
	2008				2007
	Average Balance	Interest and Dividends		Yield/Cost	Average Balance	Interest and Dividends		Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,492,917	69,584	(1)	6.23%	$1,384,608	65,077	(1)	6.28%
Mortgage related securities(2)	137,942	5,661		5.49	104,557	4,075		5.21
Debt securities (2), federal funds sold and short-term investments	109,965	2,667		3.24	92,227	3,178		4.61
Total interest-earning assets	1,740,824	77,912		5.98	1,581,392	72,330		6.12
Noninterest-earning assets	79,949				67,895
Total assets	$1,820,773				$1,649,287
Interest-bearing liabilities:
Demand and money market accounts	$144,037	1,790		1.66	$141,644	3,378		3.19
Savings accounts	25,552	184		0.96	19,424	60		0.41
Certificates of deposit	925,755	29,797		4.30	862,352	30,171		4.68
Total interest-bearing deposits	1,095,344	31,771		3.88	1,023,420	33,609		4.39
Borrowings	491,986	15,233		4.14	366,907	12,107		4.41
Other interest-bearing liabilities	19,003	333		2.35	19,193	352		2.45
Total interest-bearing liabilities	1,606,333	47,337		3.94	1,409,520	46,068		4.37
Noninterest-bearing liabilities	13,555				17,678
Total liabilities	1,619,888				1,427,198
Equity	200,883				222,089
Total liabilities and equity	$1,820,771				$1,649,287
Net interest income		30,575				26,262
Net interest rate spread (3)				2.04%				1.75%
Net interest-earning assets (4)	$134,491				$171,872
Net interest margin (5)				2.35%				2.22%
Average interest-earning assets to average interest-bearing liabilities				108.37%				112.19%

__________

(1) Includes net deferred loan fee amortization income of $1,306,000 and $1,683,000 for the nine months ended September 30, 2008 and 2007, respectively.
(2) Average balance of mortgage related and debt securities is based on amortized historical cost.
(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

	Three Months Ended September 30,
	2008				2007
	Average Balance	Interest and Dividends		Yield/Cost	Average Balance	Interest and Dividends		Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,553,779	25,166	(1)	6.43%	$1,383,271	21,769	(1)	6.24%
Mortgage related securities(2)	137,890	1,921		5.53	117,489	1,533		5.18
Debt securities (2), federal funds sold and short-term investments	127,061	1,000		3.12	93,827	1,118		4.73
Total interest-earning assets	1,818,730	28,087		6.13	1,594,587	24,420		6.08
Noninterest-earning assets	84,216				67,889
Total assets	$1,902,946				$1,662,476
Interest-bearing liabilities:
Demand and money market accounts	$141,052	449		1.26	$147,598	1,200		3.23
Savings accounts	28,157	69		0.98	19,485	20		0.41
Certificates of deposit	984,109	9,848		3.97	859,382	10,237		4.73
Total interest-bearing deposits	1,153,318	10,366		3.57	1,026,465	11,457		4.43
Borrowings	514,278	5,282		4.07	388,679	4,327		4.42
Other interest-bearing liabilities	26,822	108		1.59	27,193	129		1.88
Total interest-bearing liabilities	1,694,418	15,756		3.69	1,442,337	15,913		4.38
Noninterest-bearing liabilities	8,784				15,248
Total liabilities	1,703,202				1,457,585
Equity	199,744				204,891
Total liabilities and equity	$1,902,946				$1,662,476
Net interest income		12,331				8,507
Net interest rate spread (3)				2.44%				1.70%
Net interest-earning assets (4)	$124,312				$152,250
Net interest margin (5)				2.69%				2.12%
Average interest-earning assets to average interest-bearing liabilities				107.34%				110.56%

______________
(1) Includes net deferred loan fee amortization income of $435,000 and $498,000 for the three months ended September 30, 2008 and 2007, respectively.
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

	Nine Months Ended September 30,			Three Months Ended September 30,
	2008 versus 2007			2008 versus 2007
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)			(In Thousands)
Interest and dividend income:
Loans receivable(1) (2)	$5,319	(812)	4,507	$2,747	650	3,397
Mortgage related securities	1,374	212	1,586	279	109	388
Other earning assets(3)	546	(1,057)	(511)	324	(442)	(118)
Total interest-earning assets	7,239	(1,657)	5,582	3,350	317	3,667

Interest expense:
Demand and money market accounts	58	(1,646)	(1,588)	(51)	(700)	(751)
Savings accounts	24	100	124	12	37	49
Certificates of deposit	2,189	(2,563)	(374)	1,360	(1,749)	(389)
Total interest-bearing deposits	2,271	(4,109)	(1,838)	1,321	(2,412)	(1,091)
Borrowings	3,952	(826)	3,126	1,306	(351)	955
Other interest bearing liabilities	(3)	(16)	(19)	(2)	(19)	(21)
Total interest-bearing liabilities	6,220	(4,951)	1,269	2,625	(2,782)	(157)
Net change in net interest income	1,019	3,294	4,313	725	3,099	3,824

______________
(1)	Includes net deferred loan fee amortization income of $1,306,000, $1,683,000, $435,000 and $498,000 for the nine and three months ended September 30, 2008 and 2007, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Average balance of available for sale securities is based on amortized historical cost.

ASSET QUALITY

The following table summarizes nonperforming loans and assets:

NONPERFORMING ASSETS

	At September 30,	At December 31,
	2008	2007
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$30,488	32,587
Over four-family	36,298	38,218
Construction and land	17,152	3,855
Commercial real estate	7,604	4,358
Home equity	1,082	1,332
Total non-accrual loans	92,624	80,350
Real estate owned	20,304	8,543
Total non-performing assets	$112,928	88,893

Total non-accrual loans to total loans receivable	5.95%	5.73%
Total non-accrual loans to total assets	4.85%	4.70%
Total non-performing assets to total assets	5.92%	5.20%

Total non-accrual loans increased by $12.3 million to $92.6 million as of September 30, 2008, compared to $80.4 million as of December 31, 2007.  The ratio of non-accrual loans to total loans at September 30, 2008 was 5.95% compared to 5.73% at December 31, 2007.  The increase in non-accrual loans was primarily attributable to the construction and land category.  The $13.3 million increase in the construction and land category was attributable to six lending relationships.  The largest relationship consists of one loan with a principal balance of $5.8 million.  The Company believes that the value of the collateral, which consists of land and improvements related to a 90-unit apartment complex that is in the process of conversion to condominiums, is sufficient to allow for the recovery of the outstanding balance should the borrower cease his efforts to return the loan to a performing status.  The second largest relationship consists of one loan with a principal balance of $3.5 million collateralized by land and improvements related to an 84-unit condominium development.  During the third quarter, the Company determined that the value of the collateral was not sufficient to allow for the recovery of the outstanding loan balance.  As a result of the collateral shortfall, a $950,000 charge off was recorded.  The remaining four relationships consist of four unrelated borrowers with loans totaling $4.0 million.  The collateral related to each of these loans consists of land and improvements related to condominium developments.  During the third quarter, the Company determined that the value of the collateral was not sufficient to allow for the recovery of the outstanding loan balances.  As a result of the collateral shortfall, an aggregate of $2.6 million in charge-offs were recorded with respect to the four relationships.

The $3.2 million increase in non-accrual commercial real estate loans was attributable to two lending relationships.  The first relationship consists of a $2.2 million loan secured by a light industrial building and land.  During the third quarter, the Company determined that the value of the collateral was not sufficient to allow for the recovery of the outstanding loan balance.  As a result of the collateral shortfall, a $215,000 charge off was recorded.  The second relationship consists of a $2.1 million loan related to a mixed use retail and residential building.  Based upon a review of the underlying collateral, management has determined that the value of the collateral was not sufficient to allow for the recovery of the outstanding loan balance.  As a result of the collateral shortfall, a $665,000 charge off was recorded.

Of the $92.6 million in total non-accrual loans as of September 30, 2008, $47.8 million related to four borrower relationships or types of relationships.  The first is a $12.2 million relationship with a borrower who has 16 loans that are all secured by multi-family properties.  Based upon a review of the underlying collateral, the Company has determined that the value of the properties is not sufficient to allow for the recovery of the outstanding balance.  As a result, a $2.7 million charge off was recorded during the third quarter with respect to this relationship.  The second is a relationship with a borrower who has seven loans totaling $7.7 million.  The Company believes that the collateral, which consists of a single family home, two- to four-family and multi-family rental units and commercial real estate, is not sufficient to recover the outstanding principal balance of each of the loans, should the borrower cease efforts to return the loan to a performing status.  As a result, a $1.8 million charge off was recorded during the third quarter with respect to this relationship.  In addition to the two borrower relationships noted previously, a significant portion of total non-accrual loans relates to a number of lending relationships with small real estate investors, whose collateral consists of non-owner occupied one- to four-family properties.  As of September 30, 2008, $14.6 million relates to this general category.  Based upon a review of the underlying collateral, the Company has determined that the value of the properties related to these loans is not sufficient to allow for the recovery of the outstanding balance.  As a result, $1.8 million in charge-offs were recorded during the third quarter with respect to this general category of borrowers.  An additional $13.3 million relates to a number of lending relationships with real estate developers.  Based upon a review of the underlying collateral, the Company has determined that the value of the properties related to these loans is not sufficient to allow for the recovery of the outstanding balance.  As a result, $3.5 million in charge-offs were recorded during the third quarter with respect to this general category of borrowers.

Total real estate owned increased by $11.8 million, to $20.3 million as of September 30, 2008, compared to $8.5 million as of December 31, 2007.  Of this increase, $5.3 million relates to two former lending relationships.  The first relationship consisted of a real estate investor with fourteen one-to four-family and multifamily properties with an estimated net realizable value of $2.9 million.  The second significant relationship consisted of a real estate investor with a 60-unit multifamily property with an estimated net realizable value of $2.4 million.  In addition to these three relationships, $6.6 million of the overall September 30, 2008 balance represented non-owner occupied one- to four-family properties owned by small real estate investors.  Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.  Upon foreclosure and transfer to real estate owned the Company recognized approximately $6.5 million in charge-offs related to these properties during the nine-month periods ended September 30, 2008.

A summary of the allowance for loan losses is shown below:

ALLOWANCE FOR LOAN LOSSES

	At or for the Nine Months
	Ended September 30,
	2008	2007
	(Dollars in Thousands)

Balance at beginning of period	$12,839	$7,195
Provision for loan losses	34,578	8,852
Charge-offs:
Mortgage
One- to four-family	7,154	979
Over four-family	7,828	314
Commercial real estate	1,838	-
Construction and land	4,333	3,278
Home equity	348	-
Consumer	3	27
Total charge-offs	21,504	4,598
Recoveries:
Mortgage
One- to four-family	155	32
Over four-family	10	-
Construction and land	125	-
Consumer	7	1
Total recoveries	297	33
Net charge-offs	21,207	4,565
Allowance at end of period	$26,210	$11,482

Ratios:
Allowance for loan losses to non-accrual loans at end of period	28.30%	16.65%
Allowance for loan losses to loans receivable at end of period	1.69%	0.83%
Net charge-offs to average loans outstanding (annualized)	1.89%	0.44%

_______________

Net charge-offs totaled $21.2 million, or 1.89% of average loans for the nine months ended September 30, 2008 on an annualized basis, compared to $4.6 million, or 0.44% of average loans for the comparable period in 2007.  The increase in charge-offs is supported by a reevaluation of assumptions used to determine the fair value of collateral supporting non performing loans.  In addition, compared to prior periods, the Company has observed an increased likelihood of the borrower being unable to resolve the ongoing default in the terms of the loan prior to completionof a sheriff's sale.  As such, charge-offs are generally being recognized earlier in the foreclosure process then they have been in prior periods.  Of the $21.2 million in net charge-offs for the nine months ended September 30, 2008, $7.2 million related to loans secured by one- to four-family loans.  The vast majority of charge-offs in this category relate to losses sustained on properties owned and managed by small real estate investors.  An additional $7.8 million in net charge-offs related to over four-family loans.  Of this total, approximately $3.6 million related to one relationship with a borrower with whom the Company had nineteen loans collateralized by multifamily properties located in the City of Milwaukee and its surrounding suburban areas.  Four of these properties are now held by the Company as real estate owned.  The remaining properties are in the process of foreclosure.  Of the $4.2 million in net charge-offs related to construction and land loans, $3.5 million related to loans made to five unrelated borrowers to finance condominium developments.  All of these properties are in the process of foreclosure.

The allowance for loan loss totaled $26.2 million or 1.69% of loans outstanding as of September 30, 2008 compared to $12.8 million or 0.92% of loans outstanding as of December 31, 2007.  The majority of the $13.4 million increase in the allowance for loan loss during the nine months ended September 30, 2008 is primarily attributable to the increase in non-accrual loans, growth of the overall loan portfolio and an increase in loss experience directly related to the weak real estate market.  Weakness in the residential real estate market is well into its second year and the risk of loss on loans secured by residential real estate continues to rise.  Due to these unprecedented market conditions, the Company expanded its loan review process to identify additional potential loan collateral short falls.  The result of this expanded process resulted in the aforementioned increase in net charge-offs as well as the increase in the overall level of the allowance for loan losses.

The allowance for loan losses has been determined in accordance with accounting principles generally accepted in the United States (GAAP). We are responsible for the timely and periodic determination of the amount of the allowance required. Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in nonperforming loans, current economic conditions and other relevant factors. To the best of management’s knowledge, all probable losses have been provided for in the allowance for loan losses.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 2.2% and 2.6% for the nine months ended September 30, 2008 and 2007 respectively.  The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets.  We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans.  We also adjust liquidity as appropriate to meet asset and liability management objectives.  The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the full Asset/Liability Committee.  Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.

Our primary sources of liquidity are deposits, amortization and prepayment of loans, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competitors.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term, interest-earning assets, which provide liquidity to meet lending requirements.  Additional sources of liquidity used for the purpose of managing long- and short-term cash flows include $20 million in federal funds lines of credit with a commercial bank and advances from the FHLBC.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2008 and 2007, respectively, $52.1 million and $22.6 million of our assets were invested in cash and cash equivalents.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, federal funds purchased and advances from the FHLBC.

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

During the nine months ended September 30, 2008 and 2007, loan originations, net of collected principal, charge-offs and transfers to real estate owned, totaled $151.9 million and $8.7 million, respectively, reflecting net growth in our portfolio.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.  Deposits increased by $82.8 million for the three months ended September 30, 2008 primarily as the result of competitive pricing offered in the local market as well as the non-local wholesale market.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC, which provide an additional source of funds.  At September 30, 2008, we had $428.1 million in advances from the FHLBC, of which $25.1 million was due within 12 months, and an additional available borrowing limit of $99.7 million based on collateral requirements of the FHLBC.  As an additional source of funds, we also enter into repurchase agreements.  At September 30, 2008, we had $84.0 million in repurchase agreements.  The agreements mature at various times beginning in 2017, however, both all are callable beginning in 2009 and quarterly thereafter.

At September 30, 2008, we had outstanding commitments to originate loans of $19.9 million, unfunded commitments under construction loans of $24.2 million, unfunded commitments under business lines of credit of $10.6 million and unfunded commitments under lines of credit and standby letters of credit of $33.8 million.  At September 30, 2008, certificates of deposit scheduled to mature in one year or less totaled $798.5 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances in order to maintain our level of assets.  However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed.  Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that as of September 30, 2008, the Bank met all capital adequacy requirements to which it is subject.  WaterStone Bank expects to enter into an informal agreement with its federal and state bank regulators whereby it will agree to maintain a minimum Tier 1 capital ratio of 8.00% and a minimum total risk based capital ratio of 10.00%.  At September 30, 2008, these higher capital requirements were satisfied.

As of September 30, 2008 the most recent notification from the Federal Deposit Insurance Corporation categorized WaterStone Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” WaterStone Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed WaterStone Bank’ category.

As a state-chartered savings bank, WaterStone Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.

The actual capital amounts and ratios for WaterStone Bank as of September 30, 2008 are presented in the table below:

	September 30, 2008
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
WaterStone Bank
Total capital (to risk-weighted assets)	$182,559	12.01%	$121,558	8.00%	$151,948	10.00%
Tier I capital (to risk-weighted assets)	163,479	10.76%	60,779	4.00%	91,169	6.00%
Tier I capital (to average assets)	163,479	8.65%	75,637	4.00%	94,547	5.00%
State of Wisconsin (to total assets)	163,479	8.65%	113,391	6.00%	N/A	N/A
_____________

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of September 30, 2008 and the respective maturity dates.

_________
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Deposits without a stated maturity (5)	$162,905	162,905	-	-	-
Certificates of deposit (5)	1,012,781	798,491	192,729	21,561	-
Federal Home Loan Bank advances (1)	428,050	25,050	53,000	-	350,000
Repurchase agreements (2)(5)	84,000	-	-	-	84,000
Operating leases (3)	130	104	26	-	-
Capital lease	3,450	3,450	-	-	-
State income tax obligation (4)	2,484	1,242	1,242	-	-
Salary continuation agreements	2,401	576	848	340	637
	$1,696,201	991,818	247,845	21,901	434,637
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
(5)  Excludes interest.

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of September 30, 2008.

Other Commitments
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	19,946	19,946	-	-	-
Unused portion of home equity lines of credit (2)	31,922	31,922	-	-	-
Unused portion of business lines of credit	10,578	10,578	-	-	-
Unused portion of construction loans (3)	24,212	24,212	-	-	-
Standby letters of credit	1,866	1,629	152	85	-
Total Other Commitments	88,524	88,287	152	85	-

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

Income Simulation.  Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation used projected repricing of assets and liabilities at September 30, 2008 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions can have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage-related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the expected average lives of our assets tend to lengthen more than the expected average lives of our liabilities and, therefore, negatively impact net interest income and earnings.

Percentage Increase (Decrease) in Estimated Annual Net Interest Income Over 24 Months

300 basis point increase in rates	-5.40%
200 basis point increase in rates	(0.73)
100 basis point increase in rates	0.99
100 basis point decrease in rates	(6.17)
200 basis point decrease in rates	(8.16)
300 basis point decrease in rates	(14.38)

WaterStone Bank’s Asset/Liability policy limits projected changes in net average annual interest income to a maximum variance of (10%) to (50%) for various levels of interest rate changes measured over a 24-month period when compared to the flat rate scenario.  In addition, projected changes in the capital ratio are limited to (0.15%) to (1.00%) for various levels of changes in interest rates when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  Because our balance sheet is asset sensitive, income is projected to increase proportionately with increases in interest rates.  At September 30, 2008, a 100 basis point immediate and instantaneous increase in interest rates had the effect of increasing estimated net interest income by 0.99% while a 100 basis point decrease in rates had the affect of decreasing net interest income by 6.17%.  At September 30, 2008, a 100 basis point immediate and instantaneous increase in interest rates had the effect of increasing the estimated return on assets by 0.02% while a 100 basis point decrease in rates had the effect of decreasing the return on assets by 0.10%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At September 30, 2008, we believe that any liability arising from the resolution of any pending legal proceedings will not be material to our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2007, we set forth the additional risk factors.

Our Non-Interest Expense Will Increase As A Result Of Increases In FDIC Insurance Premiums

The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits.  Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits.  If this reserve ratio drops below 1.15% or the FDIC expects that it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio.  As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008.  As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratios to its required level.  The proposed rule would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009.  The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate.  This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points.  The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate would range from 8 to 77.5 basis points of the institution’s deposits. There can be no assurance that the proposed rule will be implemented by the FDIC or implemented in its proposed form.

In addition, the Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly-issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.

These actions will significantly increase our non-interest expense in 2009 and in future years as long as the increased premiums are in place.

Item 6. Exhibits

    (a) Exhibits: See Exhibit Index, which follows the signature page hereof.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: November 7, 2008
/s/Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer
Date: November 7, 2008
/s/ Richard C. Larson
Richard C. Larson
Chief Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended September 30, 2008

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