Form 10-K
period 2008-12-31
WATERSTONE FINANCIAL INC
filed 2009-03-11
CIK 1329517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

F O R M 1 0 - K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

Commission file number: 000-51507

WATERSTONE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Federally Chartered Corporation	39-0691250
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11200 W Plank Ct, Wauwatosa, WI	53226
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (414) 761-1000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	The NASDAQ Stock Market, LLC
(Title of class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the 1933 Act).

Yes	*	No	☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the 1934 Act.

Yes	*	No	☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☑	No	*

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	*	Accelerated filer	☑	Non-accelerated filer	*	Smaller Reporting Company	*

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).

Yes	*	No	☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2008, as reported by the NASDAQ Capital Market® was approximately $331.9 million.

As of February 28, 2009, 31,249,897 shares of the Registrant’s Common Stock were validly issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K Into Which
Document	Portions of Document are Incorporated
Proxy Statement for Annual Meeting of	Part III
Shareholders on May 12, 2009

WATERSTONE FINANCIAL, INC.

FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2008

Part 1

Waterstone Financial, Inc. and its subsidiaries, including WaterStone Bank, SSB, are referred to herein as the “Company,” “Waterstone Financial,” or “we.”

Item 1.   Business

Introduction

On July 18, 2008, shareholders of Wauwatosa Holdings, Inc. approved an amendment to the Company’s charter which changed its name to Waterstone Financial, Inc. effective August 1, 2008.  In connection with the name change, the Company’s NASDAQ stock symbol changed from WAUW to WSBF.  Shareholders were not required to exchange stock certificates in the name of Wauwatosa Holdings, Inc. for stock certificates in the name of Waterstone Financial Inc.  All references to Waterstone Financial, Inc. include Wauwatosa Holdings, Inc.

On September 28, 2007, the Company completed its charter conversion to change the Company’s charter from a Wisconsin corporation to that of a federal corporation regulated exclusively by the Office of Thrift Supervision (the “OTS”).  Similarly, the Company’s mutual holding company parent, Lamplighter Financial, MHC (the “MHC”) also completed its charter conversion to change the MHC’s charter from a Wisconsin chartered mutual holding company to a federally chartered mutual holding company exclusively regulated by the OTS.  WaterStone Bank continues to be a Wisconsin chartered savings bank.  On May 19, 2008, our subsidiary bank changed its name to WaterStone Bank.

Pursuant to the plan of charter conversion, the outstanding shares of common stock, par value $.01 per share of the Company as a Wisconsin corporation, became by operation of law, on a one-for-one basis, common stock, par value $.01 per share of the Company as a federal corporation.

Waterstone Financial, Inc. is a corporation organized under federal law.  The Company was formed as part of the reorganization of WaterStone Bank into mutual holding company form in October 2005.  As part of the reorganization, Waterstone Financial was formed as a mid-tier stock holding company. Lamplighter Financial, MHC is our federally chartered mutual holding company.  WaterStone Bank was converted from a mutual to a stock savings bank as part of our reorganization.  In connection with the reorganization, Waterstone Financial sold approximately 30% of its stock in a subscription offering, contributed approximately 1.65% of its common stock to a charitable foundation, and issued the remaining approximately 68.35% to Lamplighter Financial, MHC.  As a result of the reorganization, Waterstone Financial owns all of the stock of WaterStone Bank and, in turn, is majority owned by Lamplighter Financial, MHC.  In this report, we refer to WaterStone Bank, both before and after the reorganization, as “WaterStone Bank” or the “Bank.”

The Company maintains a website at www.wsbonline.com.  We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and proxy materials as soon as is reasonably practical after the Company electronically files those materials with, or furnishes them to, the Securities and Exchange Commission.  You may access those reports by following the links under “Investor Relations” at the Company’s website.

Cautionary Factors

This Form 10-K contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management.  Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as in oral presentations.  When used in written documents or oral statements, the words "anticipate," "believe," "estimate," "expect," "objective" and similar expressions and verbs in the future tense, are intended to identify forward-looking statements.  The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected.  In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:
•	adverse changes in real estate markets;
•	adverse changes in the securities markets;
•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	legislative or regulatory changes that adversely affect our business;
•	our ability to enter new markets successfully and take advantage of growth opportunities;
•	significantly increased competition among depository and other financial institutions;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and
•	changes in consumer spending, borrowing and savings habits.

See also the factors regarding future operations discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" below.

BUSINESS OF WATERSTONE BANK

General

     Our principal business consists of attracting deposits from the general public in the areas surrounding our eight banking offices and our nine automated teller machines (“ATM”), including stand-alone ATM facilities, located in Milwaukee, Washington and Waukesha counties, Wisconsin.

     We invest those deposits, together with funds generated from operations, primarily in residential real estate mortgage loans. At December 31, 2008, residential real estate mortgage loans comprised 85.8% of our total loans receivable. On that same date, our residential real estate mortgage loan portfolio was comprised of first mortgage loans secured by one-to four-family homes (48.7%), and over four-family buildings (31.6%).  The remainder of our residential real estate mortgage loans consists of home equity loans and lines of credit (5.5%) secured by a junior position on one-to four-family properties. The remainder of our loans receivable consists of construction and land mortgages, commercial mortgages, commercial business loans and consumer loans.

     Our revenues are derived principally from interest on loans and securities. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

Business Strategy

     Our business strategy is to operate a well-capitalized and profitable community bank dedicated to providing a complete offering of banking products and services available through multiple delivery channels. Our principal business activity historically has been the origination of residential mortgage loans, including over four-family properties. In 2007, we added a complete line of business loan and deposit products and expanded our consumer loan product base.  There can be no assurances that we will successfully implement our business strategy.

     Highlights of our business strategy are as follows:

•
Improving Asset Quality.  By all measures, our asset quality has deteriorated over the past three years.  Over 80% of our non performing loans were originated during or before 2006.  We have taken a number of significant steps to improve our underwriting of loans and monitoring asset quality.  We identified the weaknesses in our underwriting standards and procedures in the fourth quarter of 2005.  In 2006, we rewrote our underwriting policies, strengthened our underwriting standards and implemented an officers’ loan committee for review and approval of all loans in excess of $500,000.  We hired senior loan officers experienced in systematically identifying, objectively evaluating and documenting good credit risks.  In 2007, we added an independent loan underwriting function for all residential loans and a loan review function to ensure that newly implemented controls and safeguards are uniformly implemented and applied.  We also expanded our collections staff and upgraded the tools used to reduce the number of past-due loans that become chronically delinquent.   In 2008, we hired a Chief Credit Officer (CCO) and moved credit analysis and loan review functions to a newly formed credit department headed by the CCO.  The CCO reports directly to the CEO.  Not withstanding the forgoing, in the current distressed economic environment at December 31, 2008 non-performing loans totaled $107.7 million, or 6.91% of total loans and real estate owned totaled $24.7 million.  During the year ended December 31, 2008, net charge offs totaled $25.3 million, reflecting the severity of the current local and national economic environment.

•
Remaining a Community-Oriented Institution. We were established in Wauwatosa, Wisconsin, a suburb of Milwaukee, in 1921, and have been operating continuously since that time. We have been, and continue to be, committed to meeting the financial needs of the communities we serve, and we are dedicated to providing quality personal service to our customers.

•
Continuing Emphasis on Residential Real Estate Lending. We provide long-term, fixed-rate loans and indexed, adjustable mortgage loan products to our owner-occupied residential mortgage customers. We intend to continue our emphasis on the origination of residential real estate loans, especially over four-family loans. Current loans-to-one borrower limitations cap the amount of credit that we can extend to a single or affiliated group of investors/developers at 15% of WaterStone Bank’s capital.

•
Expansion within Our Market Area. WaterStone Bank’s growth in recent years has been achieved through the origination of real estate mortgages funded primarily by fixed-term deposits. We currently operate eight banking offices. In 2007, we opened a new full service branch in the city of West Allis, Wisconsin.  We plan to continue to expand our branch network in the future by adding branches within our existing market area defined as Milwaukee and Waukesha counties and each of the other five contiguous counties.

•
Expansion of Product Offerings.  Beginning in 2007, the Bank began offering variable rate, indexed residential mortgage loan and long-term fixed rate loans.  Prior to this addition, Bank customers interested in these terms were referred to the Bank’s mortgage brokerage subsidiary, Waterstone Mortgage Corporation.  We also broadened our residential product offering by buying high balance, high quality, low loan-to-value ratio jumbo loans secured by real estate outside our primary market area and brokered by Waterstone Mortgage Corporation.

Competition

     We face competition within our market area both in making real estate loans and attracting deposits. The Milwaukee-Waukesha-West Allis metropolitan statistical area has a high concentration of financial institutions including large commercial banks, community banks and credit unions. As of June 30, 2008, based on the FDIC’s annual Summary of Deposits Report, our market share of deposits represented 2.5% of deposits in the metropolitan statistical area, the sixth largest market share in the area.

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

Market Area

     The Bank’s market area is broadly defined as the Milwaukee, Wisconsin metropolitan market geographically located in the southeast corner of the state.  More specifically, our current target market is based in Milwaukee and Waukesha counties and includes each of the five surrounding counties: Ozaukee, Washington, Jefferson, Walworth and Racine.  The Bank has four branch offices in Milwaukee County, three branch offices in Waukesha County and one branch office in Washington County.  At June 30, 2008, 44.2% of total bank deposits in the state of Wisconsin were located in the seven County metropolitan Milwaukee market.

     Our primary market area for deposits includes the communities in which we maintain our banking office locations. Our primary lending area is broader than our primary deposit market area and includes all of the target market noted above but extends further west to the Madison, Wisconsin market and further north to the Appleton and Green Bay, Wisconsin markets.  In addition, our mortgage banking operation has five offices in Wisconsin, two in Colorado and one each in Illinois, Florida and Idaho.

Lending Activities

     The scope of the discussion included under “Lending Activities” is limited to lending operations at the Bank.  A discussion related to lending activities at Waterstone Mortgage Corporation is included under “Mortgage Banking Activities.”

Historically, our principal lending activity has been the origination of mortgage loans for the purchase or refinancing of residential real estate. Generally, we retain loans that the Bank originates. One- to four-family residential real estate loans represented $790.5 million, or 48.7%, of our total loan portfolio at December 31, 2008.  Over four-family residential real estate mortgage loans represented $512.7 million, or 31.6%, of our total loan portfolio at December 31, 2008. We also offer construction and land loans, commercial real estate loans, home equity and commercial loans. At December 31, 2008, construction and land loans, commercial real estate, home equity and commercial business loans totaled $131.8 million, $55.2 million, $89.6 million and $43.0 million or 8.1%, 3.4%, 5.5% and 2.7% respectively, of our total loan portfolio.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total portfolio at the dates indicated.

	At December 31,								At June 30,
	2008		2007		2006		2005		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in Thousands)
Mortgage loans:
Real estate loans:
One- to four-family	$790,486	48.70%	$672,362	45.64%	638,089	44.17%	$649,996	46.66%	$628,445	48.36%	$576,348	50.89%
Over four-family	512,746	31.59%	477,766	32.45%	492,693	34.10%	456,686	32.78%	407,601	31.36%	342,535	30.25%
Construction and land	131,840	8.12%	156,289	10.61%	168,605	11.67%	157,861	11.33%	143,686	11.05%	107,522	9.49%
Commercial	55,193	3.40%	51,983	3.53%	51,062	3.53%	35,196	2.53%	36,586	2.81%	46,282	4.09%
Home equity	89,648	5.52%	85,954	5.84%	91,536	6.34%	93,230	6.69%	83,345	6.41%	59,667	5.27%
Commercial business	43,006	2.65%	28,222	1.92%	2,657	0.18%	-	-	-	-	-	-
Consumer	365	0.02%	286	0.01%	141	0.01%	127	0.01%	149	0.01%	154	0.01%

Total loans	1,623,284	100.00%	1,472,862	100.00%	1,444,783	100.00%	1,393,096	100.00%	1,299,812	100.00%	1,132,508	100.00%

Undisbursed loan proceeds	(61,192)		(67,549)		(67,390)		(82,712)		(77,484)		(61,904)

Net deferred loan fees and premiums	(2,334)		(3,265)		(4,486)		(4,366)		(4,161)		(3,631)
Allowance for loan losses	(25,167)		(12,839)		(7,195)		(5,250)		(4,606)		(3,378)

Loans, net	$1,534,591		$1,389,209		$1,365,712		$1,300,768		$1,213,561		$1,063,594

Loan Portfolio Maturities and Yields. The following table summarizes the final maturities of our loan portfolio at December 31, 2008.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.  Maturities are based upon the final contractual payment dates and do not reflect the impact of prepayments and scheduled monthly payments that will occur.

	One- to four-family		Over four-family		Construction and Land		Commercial Real Estate
		Weighted		Weighted		Weighted		Weighted
Maturity Date	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
Jan 1, 2009 – Dec 31, 2009	$67,121	6.61%	$75,292	6.40%	$46,990	5.85%	$13,214	6.35%
Jan 1, 2010 – Dec 31, 2010	38,264	6.91%	56,090	6.55%	15,697	4.90%	6,782	8.34%
Jan 1, 2011 – Dec 31, 2011	49,329	6.56%	72,300	6.40%	20,219	5.36%	5,059	6.10%
Jan 1, 2012 – Dec 31, 2012	8,247	6.75%	22,903	6.52%	911	7.04%	1,544	6.66%
Jan 1, 2013 – Dec 31, 2013	1,476	6.51%	23,380	6.36%	49	6.50%	4,315	5.98%
Jan 1, 2014 and thereafter	626,049	6.13%	262,781	6.21%	47,974	5.98%	24,279	6.43%

Total	$790,486	6.24%	$512,746	6.32%	$131,840	5.72%	$55,193	6.59%

	Home Equity		Commercial Business		Consumer		Total
		Weighted		Weighted		Weighted		Weighted
Maturity Date	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate

Jan 1, 2009 – Dec 31, 2009	$32,242	6.85%	$21,360	3.42%	$145	7.69%	$256,364	6.16%
Jan 1, 2010 – Dec 31, 2010	1,809	5.25%	3,162	5.54%	24	8.36%	121,828	6.51%
Jan 1, 2011 – Dec 31, 2011	9,762	4.52%	845	6.64%	46	7.76%	157,560	6.19%
Jan 1, 2012 – Dec 31, 2012	8,012	4.52%	6,963	6.97%	46	6.52%	48,626	6.31%
Jan 1, 2013 – Dec 31, 2013	15,333	4.34%	8,203	6.22%	104	6.43%	52,860	5.73%
Jan 1, 2014 and thereafter	22,490	4.54%	2,473	5.91%	-	-	986,046	6.12%

Total	$89,648	5.35%	$43,006	4.89%	$365	5.56%	$1,623,284	6.15%

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2008 that are contractually due after December 31, 2009.

	Due After December 31, 2009
	Fixed	Variable	Total
	(In Thousands)
Real estate loans:
Mortgage loans
One- to four-family	$12,907	$710,458	$723,365
Over four-family	23,918	413,536	437,454
Construction and land	60,168	24,682	84,850
Commercial	14,197	27,782	41,979
Home equity	3,807	53,599	57,406
Commercial	18,190	3,456	21,646
Consumer	220	-	220

Total loans	$133,407	$1,233,513	$1,366,920

One- to Four-Family Residential Mortgage Loans.  WaterStone Bank’s primary lending activity consists of the origination of residential mortgage loans secured by properties located in Milwaukee and surrounding counties.  One- to four-family loans totaled $790.5 million, or 48.7% of total loans at December 31, 2008.  One- to four-family residential loans originated during the year ended December 31, 2008 totaled $205.5 million, or 47.1% of all loans originated.  Our variable-rate mortgage loans generally provide for maximum rate adjustments of 100 basis points per adjustment, with a lifetime maximum adjustment up to 3%, regardless of the initial rate.  Our variable-rate mortgage loans typically amortize over terms of up to 30 years.  Portfolio one- to four-family loans at December 31, 2008 are variable rate loans but are not necessarily indexed.  They are adjustable at our discretion with the limits noted above.  The Company does not and has never offered a residential mortgage specifically designed for borrowers with sub-prime credit scores, including Alt-A and negative amortization loans.  Further, prior to 2007, we did not offer indexed, variable-rate loans other than home equity lines of credit and we have never offered teaser rate first mortgage products.  As a result, our borrowers do not face automatic mortgage rate increases at the end of an initial period.

Variable rate mortgage loans can decrease the interest rate risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower.  At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of variable rate mortgage loans to decrease the risk associated with changes in interest rates may be limited during periods of rapidly rising interest rates.  During periods of rapidly declining interest rates the interest income received from the adjustable rate loans can be significantly reduced, adversely affecting interest income.

All residential mortgage loans that we originate include "due-on-sale" clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.  We also require homeowner's insurance and where circumstances warrant, flood insurance on properties securing real estate loans.  At December 31, 2008, our largest single family owner-occupied residential mortgage loan had a principal balance of $4.8 million.  This loan was performing in accordance with its contractual terms.  The average single family first mortgage loan balance was $216,000 on December 31, 2008.  This compares with an average balance of $140,000 for two- to four-family mortgage loans on December 31, 2008.  At December 31, 2008, our largest two- to four-family loan had a principal balance of $2.2 million.  This loan was performing in accordance with its contractual terms and is collateralized by 16 separate two- to four-family residential properties.

WaterStone Bank offered employees special terms applicable to home mortgage loans granted on their principal residence.  This program was, and is, consistent with regulatory requirements applicable to loans made to Bank employees.  Effective April 1, 2006, this program was discontinued for new loan originations.  Under the terms of the discontinued program, mortgage loans were underwritten and granted under normal terms and conditions applicable to any WaterStone Bank borrower.  For loans that were granted prior to April 1, 2006 the employee interest rate is predicated upon WaterStone Bank’s cost of funds on December 31 of the immediately preceding year and is adjusted annually.  The employee rate is not permitted to exceed the contract rate plus or minus increases or decreases to the contract rate directed by the WaterStone Bank Board of directors to be made to all residential mortgage loans originated at the same contract rate, subject to any limitations, or the lender’s right to increase or decrease interest rates contained in the mortgage note.  The employee rate is applicable to all mortgage loans that qualified under the employee loan policy statement that are scheduled for automatic payment.  Mortgage loans that are not scheduled for automatic payment as of the last business day preceding a monthly installment payment due date revert back to the contract rate for the following month.  At December 31, 2008, the rate of interest on an employee rate mortgage loan was 4.30%, compared to the weighted average rate of 6.09% on all single family mortgage loans.  This rate decreased to 3.59% effective March 1, 2009.  Employee rate mortgage loans totaled $6.4 million or 0.5% of our residential mortgage loan portfolio on December 31, 2008.

Over Four-family Real Estate Loans.  We originate over four-family real estate loans as a significant portion of total annual loan production.  Over four-family loans totaled $512.7 million, or 31.6% of total loans at December 31, 2008.  Over four-family loans originated during the year ended December 31, 2008 totaled $122.1 million or 28.0% of all loans originated.  These loans are generally located in our primary market area.  Our over four-family real estate underwriting policies generally provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided the loan complies with our current loans-to-one borrower limit.  Over four-family real estate loans may be made with typical terms of up to 30 years and are offered with interest rates that are fixed up to five years or are variable and are either indexed or adjust at our discretion.  In reaching a decision on whether to make an over four-family real estate loan, we consider gross revenues and the net operating income of the property, the borrower's expertise and credit history, business cash flow, and the appraised value of the underlying property.  In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants.  We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times.  Generally, over four-family loans made to corporations, partnerships and other business entities require personal guarantees by the principals and owners of 20% or more of the entity.

An over four-family borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide annually updated financial statements and federal tax returns.  These requirements also apply to all guarantors on these loans.  We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average outstanding over four-family mortgage loan balance totaled $561,000 on December 31, 2008.  The largest over four-family real estate loan in our portfolio at December 31, 2008 was an $8.6 million loan for a 240 unit, 12 building apartment complex.  This loan was performing in accordance with its contractual terms.  At December 31, 2008, our largest exposure to one borrower or to a related group of borrowers was $21.1 million, represented by six separate loans on residential properties with over four units.  The largest loan in the group is a $6.8 million construction loan with a December 31, 2008 outstanding balance of $6.6 million secured by a 112 unit apartment building.  These loans are all performing according to the loan terms.

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

Residential Construction and Land Loans.  We originate construction loans to individuals and contractors for the construction and acquisition of personal and multi-family residences.  At December 31, 2008, construction mortgage loans totaled $131.8 million, or 8.1%, of total loans.  Construction and land loans originated during the year ended December 31, 2008 totaled $51.4 million or 11.8% of all loans originated.  At December 31, 2008, the unadvanced portion of these construction loans totaled $20.2 million.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months although our policy is to consider construction periods as long as 12 months or more.  At the end of the construction phase, the construction loan converts to a longer term mortgage loan.  Construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance on the loan if the loan balance exceeds 80% of the lesser of the appraised value or sales price of the secured property.  At December 31, 2008, our largest construction mortgage loan commitment was for $13.5 million, $7.6 million of which had been disbursed for a single-family residential subdivision.  This loan was performing according to its terms.  The average outstanding construction loan balance totaled $990,000 on December 31, 2008. At December 31, 2008, our largest mortgage loan collateralized by raw land was for $10.0 million and was performing according to its terms.  The average outstanding land loan balance totaled $329,000 on December 31, 2008.

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

Commercial Real Estate Loans. Commercial real estate loans originated during the year ended December 31, 2008 totaled $14.9 million, or 3.4% of all loans originated.  Commercial real estate loans totaled $55.2 million at December 31, 2008, or 3.4% of total loans, and are made up of loans secured by office and retail buildings, churches, restaurants, other retail properties and mixed use properties.  These loans are generally located in our primary market area.  Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property.  Commercial real estate loans may be made with terms of up to 30 years and are offered with interest rates that are fixed up to five years or are variable and are either indexed or adjust at our discretion.  In reaching a decision on whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower's expertise and credit history, business cash flow, and the appraised value of the underlying property.  In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants.  We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times.  Environmental surveys are required for commercial real estate loans when environmental risks are identified.  Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and owners of 20% or more of the entity.

A commercial borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1 million to provide annually updated financial statements and federal tax returns.  These requirements also apply to all guarantors on these loans.  We also require borrowers to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The largest commercial real estate loan in our portfolio at December 31, 2008 was a $3.8 million participation in a loan originated by another bank with a total balance of $10.7.  This loan is performing in accordance with all loan terms.

Home Equity Loans. We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied and non-owner occupied one- to four-family residences.  Home equity loans and lines originated during the year ended December 31, 2008 totaled $20.7 million, or 4.7% of all loans originated.  At December 31, 2008, outstanding home equity loans and equity lines of credit totaled $89.6 million.  At December 31, 2008, the unadvanced amounts of home equity lines of credit totaled $30.4 million.  The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.  Home equity loans are offered with adjustable rates of interest and with terms up to 10 years.  The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to 90% when combined with the first security lien, if applicable.  The largest home equity loan outstanding on December 31, 2008 totaled $1.2 million on a property with an appraised value of $1.6 million.  This loan, which is in a first position, is performing in accordance with all loan terms.  Our home equity lines of credit have ten-year terms and adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal.  Interest rates on home equity lines of credit are generally limited to a maximum rate of 18%.  The largest home equity line of credit outstanding on December 31, 2008 totaled $800,000 on a fully disbursed commitment, and is secured by a property with an appraised value of $3.9 million.  This line of credit is performing in accordance with all loan terms.

Commercial Loans. Commercial loans originated during the year ended December 31, 2008 totaled $21.9 million, or 5.0% of all loans originated.  Commercial loans totaled $43.0 million at December 31, 2008, or 2.7% of total loans, and are made up of loans secured by accounts receivable, inventory, equipment and real estate.  These loans are generally located in our primary market area.  Working capital lines of credit are granted for the purpose of carrying inventory and accounts receivable or purchasing equipment.  These lines require that certain working capital ratios are maintained and are monitored on a monthly or quarterly basis.  These are short-term loans with variable rates.  Outstanding balances fluctuate up to the maximum commitment amount based on fluctuations in the balance of the underlying collateral.  Personal property loans secured by equipment are considered commercial business loans and are generally made for terms of up to 84 months and for up to 80% of the value of the underlying collateral.  Interest rates on equipment loans may be either fixed or variable.  Commercial real estate loans are generally variable rate loans with initial rate lock periods of up to five years.  Real estate loans are amortized over 15 to 25 years.  Small Business Administration participation is available to qualifying borrowers on all types of commercial business loans.

A commercial borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  The largest commercial loan in our portfolio at December 31, 2008 was a $2.8 million loan for a participation in an $8.5 million loan originated by another bank secured by a warehouse.  This loan is performing in accordance with all loan terms.

The following table shows loan origination, principal repayment activity, transfers to real estate owned, charge offs and sales during the periods indicated.

	Year Ended December 31,
	2008	2007	2006
		(In Thousands)

Total loans at beginning of year	$1,495,970	$1,450,170	$1,393,096
Mortgage loans originated for investment:
Residential
One- to four-family	205,526	65,851	111,316
Over four-family	122,113	64,857	99,420
Construction and land	51,367	33,705	74,104
Commercial	14,876	13,494	19,867
Home equity	20,672	15,886	11,916
Total mortgage loans originated for investment	414,554	193,793	316,623
Consumer loans originated for investment	280	157	-
Commercial loans originated for investment	21,934	25,229	2,867
Total loans originated for investment	436,768	219,179	319,490
Other loans – net activity		-	67
Principal repayments	(228,099)	(171,592)	(266,042)
Transfers to real estate owned	(32,946)	(13,455)	(1,572)
Loan principal charge off	(25,301)	(6,053)	(256)
Net activity in loans held for investment	150,422	28,079	51,687

Loans originated for sale	255,891	242,120	84,603
Loans sold	(266,006)	(224,399)	(79,216)
Net activity in loans held for sale	(10,115)	17,721	5,387

Total loans receivable and held for sale at end of period	$1,636,277	$1,495,970	$1,450,170
                               _____________

Origination and Servicing of Loans.  All loans originated by us are underwritten pursuant to internally developed policies and procedures.  While we generally underwrite loans to Freddie Mac and Fannie Mae standards, due to several unique characteristics, our loans originated prior to 2008 do not conform to the secondary market standards.  The unique features of these loans include: interest payments in advance, discretionary rate adjustments, pre-payment penalties, and the historically lower periodic and lifetime caps on rate adjustments.

Irrespective of our mortgage banking operations, we generally retain in our portfolio a significant majority of the loans that we originate.  At December 31, 2008, WaterStone Bank was servicing loans sold in the amount of $4.9 million.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

Loan Approval Procedures and Authority.  WaterStone Bank’s lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by WaterStone Bank’s board of directors.  The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan, if applicable.  To assess the borrower's ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of borrowers.

Loan officers are authorized to approve and close any loan that qualifies under WaterStone Bank underwriting guidelines within the following lending limits:

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

Asset Quality

A system-generated delinquency notice is mailed monthly to all delinquent borrowers, advising them of the amount of their delinquency.  When a loan becomes more than 30 days delinquent, WaterStone Bank sends a letter advising the borrower of the delinquency.  The borrower is given 30 days to pay the delinquent payments or to contact WaterStone Bank to make arrangements to bring the loan current over a longer period of time.  If the borrower fails to bring the loan current within 90 days from the original due date or to make arrangements to cure the delinquency over a longer period of time, the matter is referred to legal counsel and foreclosure or other collection proceedings are considered.  We may consider forbearance in select cases where a temporary loss of income might result, if a reasonable plan is presented by the borrower to cure the delinquency in a reasonable period of time after his or her income resumes.

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

The table below sets forth the amounts and categories of our non-performing loans and real estate owned at the dates indicated.

	At December 31,				At June 30,
	2008	2007	2006	2005	2005	2004
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$42,182	$32,587	$12,044	$8,766	$5,232	$4,028
Over four-family	35,787	38,218	8,384	6,703	5,877	4,776
Construction and land	18,271	3,855	7,664	1,360	830	2,072
Commercial real estate	9,325	4,358	357	962	1,137	1,139
Home equity	2,015	1,332	439	274	-	-
Commercial	150	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total non-performing loans	107,730	80,350	28,888	18,065	13,076	12,015

Real estate owned
One- to four-family	16,720	4,988	404	215	475	770
Over four-family	6,057	755	-	-	-	-
Construction and land	1,094	2,619	116	-	-	-
Commercial real estate	782	181	-	-	-	-
Total real estate owned	24,653	8,543	520	215	475	770

Total non-performing assets	$132,383	$88,893	$29,408	$18,280	$13,551	$12,785

Total non-performing loans to total loans, net	6.91%	5.73%	2.10%	1.39%	1.07%	1.13%
Total non-performing loans to total assets	5.71%	4.70%	1.75%	1.20%	0.94%	0.97%
Total non-performing assets to total assets	7.02%	5.20%	1.78%	1.21%	0.98%	1.03%
            ______________________________

Total non-performing loans increased by $27.3 million to $107.7 million as of December 31, 2008, compared to $80.4 million as of December 31, 2007.  The ratio of non-performing loans to total loans at December 31, 2007 was 6.91% compared to 5.73% at December 31, 2007.  The increase in non-accrual loans was primarily attributable to increases in the construction and land, one- to four-family and commercial real estate categories.  The $14.4 million increase in the construction and land category was attributable to seven lending relationships.  The largest relationship consists of one loan with a principal balance of $5.8 million.  The Company believes that the value of the collateral, which consists of land and improvements related to a 90-unit apartment complex that is in the process of conversion to condominiums, is sufficient to allow for the recovery of the outstanding balance should the borrower cease his efforts to return the loan to a performing status.  The second largest relationship consists of one loan with a principal balance of $4.2 million collateralized by land and improvements related to a condominium development.  The development, which is partially complete, currently consists of eight completed units and land set aside for an additional 130 units.  During the fourth quarter, the Company determined that the value of the collateral was not sufficient to allow for the recovery of the outstanding loan balance.  As a result of the collateral shortfall, a $708,000 charge-off was recorded.  The remaining five relationships consist of five unrelated borrowers with loans totaling $4.6 million.  The collateral related to each of these loans consists of land and improvements related to condominium developments.  During the third quarter, the Company determined that the value of the collateral was not sufficient to allow for the recovery of the outstanding loan balances on an individual basis.  As a result of the collateral shortfalls, an aggregate of $2.6 million in charge-offs were recorded with respect to four relationships.  Loan loss reserves totaling $280,000 have been recorded as of December 31, 2008 to account for the collateral shortfall related to the fifth relationship.

The $9.6 million increase in non-accrual one– to four-family loans was primarily attributable to one general category of borrowers.  Small real estate investors, defined as borrowers with more than one, non-owner occupied one– to four-family property, accounted for $8.3 million of the increase since December 31, 2007.  Based upon a review of the underlying collateral, management has determined that the value of the collateral was not sufficient to allow for the recovery of the outstanding loan balance.  As a result of the collateral shortfall, $792,000 in charge-offs and $986,000 in loan loss reserves have been recorded.

The $5.0 million increase in non-accrual commercial real estate loans was primarily attributable to two lending relationships.  The first relationship consists of a $2.2 million loan secured by a light industrial building and land.  During the third quarter, the Company determined that the value of the collateral was not sufficient to allow for the recovery of the outstanding loan balance.  As a result of the collateral shortfall, a $215,000 charge-off was recorded.  The second relationship consists of a $2.1 million loan related to a mixed use retail and residential building.  Based upon a review of the underlying collateral, management has determined that the value of the collateral was not sufficient to allow for the recovery of the outstanding loan balance.  As a result of the collateral shortfall, a $665,000 charge-off was recorded.

Of the $107.7 million in total non-accrual loans as of December 31, 2008, $63.1 million related to seven individual borrower relationships or general category of borrower relationships.  The largest individual borrower relationship is a $9.9 million relationship with a borrower who has 12 loans that are secured by over four-family residential and mixed use commercial properties.  Based upon a review of the underlying collateral, the Company has determined that the value of the properties is not sufficient to allow for the recovery of the outstanding balance.  As a result, a $1.6 million charge-off was recorded during the third quarter with respect to this relationship.  The second largest individually significant relationship consists of a borrower with ten loans totaling $5.5 million.  The Company believes that the collateral, which consists of a one– to four–family rental properties, is not sufficient to recover the outstanding principal balance of each of the loans, should the borrower cease efforts to return the loan to a performing status.  As a result, a $1.8 million loan loss reserve has been established with respect to this relationship.  The third largest individually significant relationship consists of a borrower with six loans totaling $5.3 million.  The Company believes that the collateral, which consists of the borrower’s primary residence, two- to four-family and over four-family residential rental units and commercial real estate, is not sufficient to recover the outstanding principal balance of each of the loans, should the borrower cease efforts to return the loan to a performing status.  As a result, a $733,000 charge-off and a $425,000 specific loan loss reserve have been recorded with respect to this relationship.  The fourth largest individually significant relationship consists of a borrower with four loans totaling $4.4 million.  The Company believes that the collateral, which consists of four over four-family residential properties, is not sufficient to recover the outstanding principal balance of each of the loans, should the borrower cease efforts to return the loan to a performing status.  As a result, a $1.1 million charge-off has been recorded with respect to this relationship.  The final individually significant relationship consists of a borrower with six loans totaling $4.4 million.  The Company believes that the collateral, which consists of the borrower’s primary residence, over four-family residential rental units and commercial real estate, is not sufficient to recover the outstanding principal balance of each of the loans, should the borrower cease efforts to return the loan to a performing status.  As a result, a $1.6 million charge-off has been recorded with respect to this relationship.

In addition to the five individual borrower relationships noted previously, a significant portion of total non-accrual loans relates to a number of lending relationships with small real estate investors, whose collateral consists of non-owner occupied one- to four-family properties.  As of December 31, 2008, $19.1 million relates to this general category.  Based upon a review of the underlying collateral, the Company has determined that the value of the properties related to these loans is not sufficient to allow for the recovery of the outstanding balance.  As a result, $2.1 million in charge-offs and $2.1 million in loan specific loss reserve have been recorded with respect to this general category of borrowers.  An additional $14.6 million relates to a number of lending relationships with real estate developers.  Based upon a review of the underlying collateral, the Company has determined that the value of the properties related to these loans is not sufficient to allow for the recovery of the outstanding balance.  As a result, $3.3 million in charge-offs and $280,000 in specific loan loss reserve have been recorded with respect to this general category of borrowers.

Total real estate owned increased by $16.1 million, to $24.7 million as of December 31, 2008, compared to $8.5 million as of December 31, 2007.  Of the $24.7 million in real estate owned as of December 31, 2008, $14.9 million related to four former individual borrower relationships or general category of borrower relationships.  The first individually significant relationship related to a former borrower who was developing an 84-unit condominium development.  The Company has determined that the property, which is not fully constructed, has an estimated net realizable value of $3.4 million.  The second significant former borrower relationship consisted of a real estate investor with nine one-to four-family and over four-family residential properties.  The Company has determined that the properties have a combined estimated net realizable value of $2.5 million.  The third significant relationship consisted of a real estate investor who originally had sixteen loans with the Company that were collateralized by multi-family and mixed use commercial properties.  Four of the properties, now held as real estate owned, have an estimated net realizable value of $2.0 million.  The remaining twelve loans are in the Company’s loan portfolio and have been previously discussed as non-accrual loans.     In addition to these three relationships, $7.1 million of the overall December 31, 2008 balance represented non-owner occupied one- to four-family properties previously owned by small real estate investors.  Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.  Upon foreclosure and transfer to real estate owned the Company recognized approximately $7.0 million in charge-offs related to these properties during the year ended December 31, 2008.

During the year ended December 31, 2008, $9.8 million of interest income would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms.  Interest income of $5.5 million was recognized during 2008 on non-accrual loans using the cash basis of accounting.  The remaining $4.3 million in interest income on non-accrual loans was contractually due and payable during 2008 but was not reported as interest income.

               There were no accruing loans past due 90 days or more during the years ended December 31, 2008, 2007 and 2006, the six months ended December 31, 2005 or the years ended June 30, 2005 and 2004.  Troubled debt restructurings totaled $3.3 million and $2.2 million during the years ended December 31, 2008 and 2007, respectively.  There were no troubled debt restructurings during the year ended December 31, 2006, the six months ended December 31, 2005 or the years ended June 30, 2005 and 2004.

Allowance for Loan Losses

WaterStone Bank establishes valuation allowances on loans that are deemed to be impaired. A loan is considered impaired when, based on current information and events it is probable that WaterStone Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral.

WaterStone Bank also establishes valuation allowances based on an evaluation of the various risk components that are inherent in the loan portfolio. The risk components that are evaluated include past loan loss experience; the level of non-performing and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect the borrower’s ability to repay; the estimated value of any underlying collateral; peer group comparisons; regulatory guidance; and other relevant factors. The allowance is increased by provisions charged to earnings and recoveries of previously charged-off loans and reduced by charge-offs. The adequacy of the allowance for loan losses is reviewed and approved quarterly by the WaterStone Bank board of directors. The allowance reflects management’s best estimate of the amount needed to provide for the probable loss on impaired loans and other inherent losses in the loan portfolio, and is based on a risk model developed and implemented by management and approved by the WaterStone Bank board of directors.

Actual results could differ from this estimate, and future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions. In addition, the Federal Deposit Insurance Corporation and the Wisconsin Department of Financial Institutions, as an integral part of their examination process, periodically review WaterStone Bank’s allowance for loan losses. Such regulators have the authority to require WaterStone Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their review or examination.

Any loan that is 90 or more days delinquent is placed on non-accrual and classified as a non-performing asset. A loan is classified as impaired when it is probable that WaterStone Bank will be unable to collect all amounts due in accordance with the terms of the loan agreement.  Non-performing assets are then evaluated and accounted for in accordance with generally accepted accounting principles.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

				At or for the
				Six Month
	At or for the Year			Period Ended
	Ended December 31,			December 31,	At or for the Year Ended June 30,
	2008	2007	2006	2005	2005	2004
	(Dollars in Thousands)

Balance at beginning of period	$12,839	$7,195	$5,250	$4,606	$3,378	$2,970
Provision for loan losses	37,629	11,697	2,201	1,035	1,238	860
Charge-offs:
Mortgage loans
One- to four-family (1)	8,397	1,397	524	97	1	320
Over four-family	10,056	634	-	169	-	125
Construction and land	5,088	3,982	-	-	-	-
Commercial real estate	1,838	27	5	102	2	-
Home equity (1)	394	120	-	-	-	-
Consumer	4	3	7	23	8	8
Total charge-offs	25,777	6,163	536	391	11	453
Recoveries:
Mortgage loans
One- to four-family	313	68	144	-	-	-
Over four-family	31	-	30	-	-	-
Construction and land	125	-	-	-	-	-
Commercial real estate	-	40	100	-	-	-
Home equity	1	1	-	-	-	-
Consumer	6	1	6	-	1	1
Total recoveries	476	110	280	-	1	1

Net charge-offs	25,301	6,053	256	391	10	452
Allowance at end of year	$25,167	$12,839	$7,195	$5,250	$4,606	$3,378

Ratios:
Allowance for loan losses to non-
performing loans at end of period	23.36%	15.98%	24.91%	29.06%	35.22%	28.11%
Allowance for loan losses to net
loans outstanding at end of period	1.61%	0.92%	0.52%	0.40%	0.38%	0.32%
Net charge-offs to average loans
outstanding (annualized)	1.67%	0.44%	0.02%	0.06%	0.00%	0.05%

_____________
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

	At December 31,
	2008			2007			2006
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars in Thousands)
Real Estate:
Residential(1)
One- to four-family	$14,185	48.70%	56.36%	$5,424	45.64%	42.25%	$4,116	44.17%	57.21%
Over four-family	6,844	31.59%	27.20%	4,369	32.45%	34.03%	2,034	34.10%	28.27%
Construction and land	2,137	8.12%	8.49%	2,087	10.61%	16.26%	167	11.67%	2.32%
Commercial Real Estate	445	3.40%	1.77%	280	3.53%	2.18%	764	3.53%	10.62%
Home equity(1)	1,027	5.52%	4.08%	536	5.84%	4.17%	-	6.34%	-
Commercial	457	2.65%	1.82%	99	1.92%	0.77%	-	0.18%	-
Consumer	39	0.02%	0.15%	35	0.01%	0.27%	30	0.01%	0.42%
Unallocated	33	0.00%	0.13%	9	0.00%	0.07%	84	0.00%	1.16%
Total allowance for loan losses	$25,167	100.00%	100.00%	$12,839	100.00%	100.00%	$7,195	100.00%	100.00%

(1)
Prior to the year ended December 31, 2007, one- to four-family loans include home equity loans and home equity lines of credit, as a separate breakdown of the allowance for loan losses is not available for those years.

	At December 31,			At June 30,
	2005			2005			2004
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars In Thousands)
Real Estate:
Residential(1)
One- to four-family	2,624	46.66%	49.98%	1603	48.36%	34.80%	1118	50.89%	33.10%
Over four-family	1,716	32.78%	32.69%	1,646	31.36%	35.74%	1,831	30.25%	54.20%
Construction and land	234	11.33%	4.46%	712	11.05%	15.46%	100	9.49%	2.96%
Commercial Real Estate	630	2.53%	12.00%	450	2.81%	9.77%	309	4.09%	9.15%
Home equity	-	6.69%	-	10	6.41%	0.22%	-	5.27%	-
Commercial	-	-	-	-	-	-	-	-	-
Consumer	27	0.01%	0.51%	25	0.01%	0.54%	20	0.01%	0.59%
Unallocated	19	-	0.36%	160	-	3.47%	-	-	-
Total allowance for loan losses	$5,250	100.00%	100.00%	$4,606	100.00%	100.00%	$3,378	100.00%	100.00%

(1)  Prior to the year ended December 31, 2007, one –to four-family loans include home equity loans and home equity lines of credit, as a separate breakdown for the allowance for loan losses is not available for those years.

Each quarter, management evaluates the balance of the allowance for loan losses based on several factors some of which are not loan specific, but are reflective of the inherent losses in the loan portfolio.  This process includes, but is not limited to, a periodic review of loan collectibility in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral and economic conditions in our immediate market area.  All loans meeting the criteria established by management are evaluated individually, based primarily on the value of the collateral securing the loan and ability of the borrower to repay as agreed.  Specific loss allowances are established as required by this analysis.  All loans for which a specific loss review is not required are segregated by loan type and a loss allowance is established by using loss experience data and management's judgment concerning other matters it considers significant including trends in non-performing loan balances, impaired loan balances, classified asset balances and the current economic environment.  The allowance is allocated to each category of loans based on the results of the above analysis.  Differences between the allocated balances and recorded allowances are reflected as unallocated and are available to absorb losses resulting from the inherent imprecision involved in the loss analysis process.

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

At December 31, 2008, the allowance for loan losses was $25.2 million, compared to $12.8 million at December 31, 2007.  As of December 31, 2008, the allowance for loan losses to total loans receivable was 1.61% and represented 23.36% of non-performing loans, compared to 0.92% and 16.0%, respectively, at December 31, 2007.  The increase in the level of the allowance for loan losses as a percentage of loans receivable reflects an increase both in non-performing and overall loans past due during the year ended December 31, 2008.  Past due loans increased to $145.9 million at December 31, 2008 from $139.6 million at December 31, 2007.

Net charge-offs totaled $25.3 million, or 1.67% of average loans for the year ended December 31, 2008, compared to $6.1 million, or 0.44% of average loans  for the year ended December 31, 2007.  The increase in charge-offs is supported by a reevaluation of assumptions used to determine the fair value of collateral supporting non-performing loans.  In addition, compared to prior periods, the Company has observed an increased likelihood of the borrower being unable to resolve the ongoing default in the terms of the loan prior to completion of a sheriff’s sale.  As such, charge-offs are generally being recognized earlier in the foreclosure process then they have been in prior periods.  Of the $25.3 million in net charge-offs for the year ended December 31, 2008, $10.0 million related to loans secured by over four-family residential loans.  Of this total, approximately $3.5 million related to one relationship with a borrower with whom the Company had nineteen loans collateralized by multifamily properties.  Four of these properties are now held by the Company as real estate owned.  The remaining properties are in the process of foreclosure.  An additional $8.1 million in net charge-offs were recognized on one– to four-family loans.  The vast majority of charge-offs in this category relate to losses sustained on properties owned and managed by small real estate investors. Of the $5.0 million in net charge-offs related to construction and land loans, $3.9 million related to loans made to five unrelated borrowers to finance condominium developments.  All of these properties are in the process of foreclosure.

The allowance for loan loss totaled $25.2 million or 1.61% of loans outstanding as of December 31, 2008 compared to $12.8 million or 0.92% of loans outstanding as of December 31, 2007.  The $12.4 million increase in the allowance for loan loss during the year ended December 31, 2008 is primarily attributable to the increase in non-accrual loans, growth of the overall loan portfolio and an increase in loss experience directly related to the weak real estate market.  The net increase in specific loan loss reserves related to non-performing loans accounted for $4.0 million of the overall $12.4 increase.  The remaining $8.4 million of the increase is attributable to the general valuation allowance intended to cover probable losses in the existing loan portfolio and was based on the significant increases in actual charge-off experience and in non-performing assets as previously described plus the significant increase in past due but still performing loans.  Weakness in the residential real estate market has been continuous for the past two years and the risk of loss on loans secured by residential real estate continues to rise.  Due to these unprecedented market conditions, the Company expanded its loan review process to identify additional potential loan collateral short falls.  The result of this expanded process resulted in the aforementioned increase in net charge-offs as well as the increase in the overall level of the allowance for loan losses.

The $37.6 million loan loss provision for the year ended December 31, 2008 is the direct result of the net increase in the ending allowance during the period and the net charge-offs recorded during the period.  The increase in the estimated allowance for loan losses for the period of $12.4 million plus the $25.3 million in net charge-offs results in the loan loss provision for the year ended December 31, 2008.

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

Mortgage Banking Activity

The Bank purchased Waterstone Mortgage Corporation in February 2006.  Waterstone is a mortgage banker that originates, sells and brokers one- to four-family loans.  Waterstone originated $255.9 million and $242.1 million in mortgage loans during the years ended December 31, 2008 and 2007.  Proceeds from sales to third parties totaled $268.7 million and $226.2 for the periods ended December 31, 2008 and 2007, respectively.  These sales generated approximately $3.4 million and $1.8 million in gains for the periods ended December 31, 2008 and 2007, respectively.  These gains are included in total mortgage banking income.  The remaining $859,000 and $1.1 million in mortgage banking income for the periods ended December 31, 2008 and 2007, respectively relate to brokerage fees earned on table funded loans.

Investment Activities

                 Wauwatosa Investments, Inc. is WaterStone Bank’s investment subsidiary located in Las Vegas, Nevada.  Wauwatosa Investments, Inc. manages the Bank’s investment portfolio.  WaterStone Bank’s Treasurer and its Treasury Officer are responsible for implementing our Investment Policy and monitoring the investment activities of Wauwatosa Investments, Inc.  The Investment Policy is reviewed annually by management and changes to the policy are recommended to and subject to the approval of our board of directors.  Authority to make investments under the approved Investment Policy guidelines is delegated by the board to designated employees.  While general investment strategies are developed and authorized by management, the execution of specific actions rests with the Treasurer and Treasury Officer who may act jointly or severally.  In addition, the President of Wauwatosa Investments, Inc. has execution authority for securities transactions.  The Treasurer and Treasury Officer are responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment.  The Treasurer, the Treasury Officer and the President of Wauwatosa Investments, Inc. are authorized to execute investment transactions (purchases and sales) without the prior approval of the board and within the scope of the established Investment Policy.

Our Investment Policy requires that all securities transactions be conducted in a safe and sound manner.  Investment decisions are based upon a thorough analysis of each security instrument to determine its quality, inherent risks, fit within our overall asset/liability management objectives, effect on our risk-based capital measurement and prospects for yield and/or appreciation.

Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, the Company’s investment portfolio is comprised primarily of securities that are classified as available for sale.  During the year ended December 31, 2008, the Company purchased one structured note that has been classified as held to maturity.  There was no sales activity with respect to the available for sale investment portfolio during the year ended December 31, 2008 or 2007.  An impairment loss of $2.0 million was recognized as an other than temporary impairment during the third quarter of 2008.

Available for sale Portfolio

Government Sponsored Entity Bonds.  At December 31, 2008, our Government sponsored entity bond portfolio totaled $11.3 million, all of which were issued by government sponsored entities and were classified as available for sale.  The weighted average yield on these securities was 4.56% and the weighted average remaining average life was 0.9 years at December 31, 2008.  While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and prepayment protection.  The estimated fair value of our government sponsored entity bond portfolio at December 31, 2008 was $336,000 more than the amortized cost of $11.0 million.  All government entity bonds are pledged as collateral for borrowings at December 31, 2008.

Mortgage Related Securities.  We purchase government sponsored enterprise mortgage- related securities issued by Fannie Mae, Freddie Mac and Ginnie Mae and corporate sponsored mortgage related securities issued by investment banks.  We invest in mortgage related securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk.  We regularly monitor the credit quality of the mortgage related portfolio and have analyzed these securities for other than temporary impairment at December 31, 2008.

Mortgage related securities are created by the pooling of mortgages and the issuance of a security with an interest rate which is less than the interest rate on the underlying mortgages.  Mortgage related securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage related securities backed by one- to four-family mortgages.  The issuers of such securities pool and resell the participation interests in the form of securities to investors such as WaterStone Bank, and in the case of government agency sponsored issues, guarantee the payment of principal and interest to investors.  Mortgage related securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements.  However, mortgage related securities are usually more liquid than individual mortgage loans.

At December 31, 2008, mortgage related securities, all of which were classified as available for sale, totaled $131.5 million, or 7.0% of assets and 7.5 % of average interest earning assets.  Of this total, $98.0 million are backed by government sponsored entities.  The remaining $33.5 million are issued by investment banks.  At December 31, 2008, the estimated fair value of these securities was $10.0 million less than the amortized cost of $43.5 million.  The mortgage related securities portfolio had a weighted average yield of 5.35% and a weighted average remaining life of 5.0 years at December 31, 2008.  The estimated fair value of our mortgage related securities at December 31, 2008 was $8.3 million less than the amortized cost of $139.9 million.  Mortgage related securities valued at $87.4 million are pledged as collateral for borrowings at December 31, 2008. Investments in mortgage related securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected in a rising interest rate environment, particularly since virtually all of our mortgage related securities have a fixed rate of interest.

All mortgage related securities issued by investment banks were rated AAA by Moody’s at the date of purchase.  In December 2008, one of these securities, with an amortized cost of $18.0 million and a fair value of $9.9 million, was downgraded to an A rating by Moody’s.  As of December 31, 2008, this security was not deemed to be other than temporarily impaired.  Projected future cash flows continue to indicate that all contractual principal and interest will be collected.  However, as actual default rates continue to accelerate on the mortgage loans underlying this security, the likelihood of principal loss increases.  In the event that this security is deemed to be other than temporarily impaired in some future period, a loss equal to the difference between amortized cost and fair value will be recognized as expense for that period.

In the third quarter of 2008, a loss on impairment of securities of $2.0 million was recognized in net loss for the quarter.  This loss was on a mortgage related security with an amortized cost of $6.6 million and a fair value of $4.6 million as of September 30, 2008.  As of December 31, 2008, this security has an amortized cost of $4.7 million, reflecting the unrealized impairment loss recognized and a fair value of $4.2 million.  No additional impairment was noted during the fourth quarter of 2008.  This security continues to be rated AAA by Moody’s, however, cash flow analysis projects a possible principal loss of approximately 3.0% of unadjusted amortized cost.  The Company identified two additional collateralized mortgage obligation securities for which a cash flow analysis was performed to determine whether an other than temporary impairment was warranted.  The cash flow analysis indicated that impairment related to these two collateralized mortgage obligations was temporary.  These securities had fair values of $9.9 million and $1.9 million and an amortized costs of $18.0 million and $2.0 million, respectively as of December 31, 2008.

Municipal Obligations.  These securities consist of obligations issued by states, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds.  Our Investment Policy requires that such non-Wisconsin state agency or municipal obligations be rated AA or better by a nationally recognized rating agency.  A security that is downgraded below investment grade will require additional analysis of credit worthiness and a determination will be made to hold or dispose of the investment.  At December 31, 2008, WaterStone Bank’s state agency and municipal obligations portfolio totaled $31.4 million, all of which was classified as available for sale.  The weighted average yield on this portfolio was 4.21% at December 31, 2008, with a weighted average remaining life of 17.0 years.  The estimated value of our municipal obligations bond portfolio at December 31, 2008 was $1.3 million less than the amortized cost of $32.7 million.  At December 31, 2008 three municipal school district bonds in the State of California and one municipal general obligation bond in the State of Michigan were rated below an A rating by Moody’s.  The estimated value of these four securities at December 31, 2008 was $434,000 less than the amortized cost of $3.9 million.  The estimated market value of the municipal obligations portfolio is negatively impacted by both the financial difficulties being encountered by the companies that ensure the bonds and by the credit quality of the underlying municipalities given current general economic conditions.  Based upon an assessment performed as of December 31, 2008, the Company has determined that no securities in this category with an unrealized loss represent an other than temporary impairment.

Corporate Notes.  As of December 31, 2008, the Company held a single corporate note with a fair value of $941,000 and an amortized cost of $992,000.  This security, which matures during the third quarter of 2009, is yielding 7.04% as of December 31, 2008.  Based upon an assessment performed as of December 31, 2008, the Company has determined that this security is not other than temporarily impaired.

Other Debt Securities.  As of December 31, 2008, the Company held a trust preferred security with a fair value of $4.5 million an amortized cost of $5.0 million.  This security, which yields 10.0% is callable beginning in the second quarter of 2013 with final maturity in 2048.  Based upon an assessment performed as of December 31, 2008, the Company has determined that this security is not other than temporarily impaired.

Held to Maturity Portfolio.  As of December 31, 2008, the Company held three securities that have been designated as held to maturity.  The securities have a total amortized cost of $9.9 million and an estimated fair value of $8.2 million.  Each security is callable beginning in the first quarter of 2009 with a final maturity in 2022.  The weighted average yield on this portfolio was 7.43% at December 31, 2008, with a weighted average remaining life of 13.64 years.  Based upon an assessment performed as of December 31, 2008, the Company has determined that no securities in this category with an unrealized loss represent an other than temporary impairment.

Investment Securities Portfolio.

  The following table sets forth the carrying values of our available for sale securities portfolio at the dates indicated.

	At December 31,
	2008		2007		2006
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In Thousands)

Securities Available for Sale:

Government sponsored entity bonds	$11,007	$11,342	$13,996	$14,182	$13,450	$13,257
Mortgage-related securities	139,862	131,542	130,547	130,610	100,693	98,873
Municipal obligations	32,697	31,362	27,277	27,095	4,278	4,421
Corporate notes	992	941
Other debt securities	5,250	4,700	250	250	794	779
Total securities available for sale	$189,808	$179,887	$172,070	$172,137	$119,215	$117,330

Portfolio Maturities and Yields.  The composition and maturities of the securities portfolio at December 31, 2008 are summarized in the following table.  Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.  Municipal obligation yields have not been adjusted to a tax-equivalent basis.  Certain mortgage related securities have interest rates that are adjustable and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.  At December 31, 2008, mortgage related securities with adjustable rates totaled $158,000.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in Thousands)

Securities available for sale:
Government sponsored entity bonds	$8,120	4.43%	$3,222	4.91%	$-	-	$-	-	$11,342	4.56%
Mortgage-related securities	5,503	4.20%	90,070	5.03%	20,828	5.38%	15,141	6.85%	131,542	5.35%
Municipal obligations	-	-	1,299	5.08%	6,127	5.16%	23,936	6.03%	31,362	5.83%
Corporate notes	941	7.04%	-	-	-	-	-	-	941	7.04%
Other debt securities	-	-	250	4.05%	-	-	4,450	10.00%	4,700	9.72%
Total securities available for sale	$14,564	4.77%	$94,841	5.02%	$26,955	5.33%	$43,527	6.75%	$179,887	5.54%

Securities held to maturity:
Corporate notes	-	-	-	-	-	-	$8,165	7.43%	$8,165	7.43%

Sources of Funds

General.  Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also rely on advances from the Federal Home Loan Bank of Chicago and borrowings from other commercial banks in the form of repurchase agreements collateralized by investment securities.  In addition to deposits and borrowings, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets.  While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. A majority of our depositors are persons who work or reside in Milwaukee and Waukesha Counties and, to a lesser extent, other southeastern Wisconsin communities.  We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, and fixed-term certificates of deposit.  Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.  We also accept non-local, brokered deposits.  Certificates of deposit comprised 87.1% of total deposits at December 31, 2008, and had a weighted average cost of 3.85% on that date.  Our high reliance on certificates of deposit results in a higher cost of funding than would otherwise be the case if demand deposits, savings and money market accounts made up a larger part of our deposit base.  Expansion and development of the WaterStone Bank branch network is expected to result in a decreased reliance on higher cost certificates of deposit in the long-term by aggressively seeking lower cost savings, checking and money market accounts.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition.  The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on historical experience, management believes our deposits are relatively stable.  It is unclear whether future levels of deposits will reflect our historical experience with deposit customers.  The ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.  At December 31, 2008 and December 31, 2007, $1.04 billion and $826.9 million, or 87.1% and 83.1%, respectively, of our deposit accounts were certificates of deposit, of which $826.0 million and $627.4 million, respectively, had maturities of one year or less.  The percentage of our deposit accounts that are certificates of deposit is greater than most of our competitors.

Deposits obtained from brokers totaled $103.0 million and $14.9 million at December 31, 2008 and 2007, respectively.  Brokered deposits are utilized when their relative cost compares favorably to the cost of local deposits.  This is generally the case in a declining interest rate environment as local market deposit rates lag the national market.  Brokered deposits are also used when it is necessary as a result of higher than expected loan growth or other short-term liquidity needs to obtain significant additional funding over a period of weeks rather than months.  Brokered deposits, however, tend to be a more volatile funding source than local, retail deposits.  Brokered deposits at December 31, 2008 were 8.6% of total deposits and have not exceeded 9.5% of total deposits during the past three years.

Total deposits increased by $201.4 million, or 20.3%, from December 31, 2007 to December 31, 2008.  This net increase was the result of a $214.6 million, or 26.0%, increase in certificates of deposit partially offset by a $13.5 million, or 11.8%, decrease in money market and savings accounts during the year.  The $214.6 million increase in certificates of deposit was comprised of a $126.5 million increase in local certificates and an $88.1 million increase in non-local brokered deposits.  Brokered deposits can be more interest rate sensitive than local time deposits.  As a result, brokered deposits are typically added during periods of declining short-term interest rates and allowed to run-off during periods of rising short-term interest rates.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2008			2007			2006
			Weighted			Weighted			Weighted
			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in Thousands)

Deposit type:
Demand deposits	$20,664	1.73%	0.00%	$18,950	1.91%	0.00%	$15,087	1.46%	0.00%
NOW accounts	32,770	2.74%	0.13%	34,260	3.44%	0.82%	43,320	4.18%	0.95%
Regular savings	27,029	2.26%	0.47%	19,162	1.93%	0.87%	18,177	1.75%	0.40%
Money market and
savings deposits	73,901	6.18%	0.22%	95,225	9.57%	3.66%	76,295	7.36%	4.70%

Total transaction accounts	154,364	12.91%	0.21%	167,597	16.85%	2.35%	152,879	14.75%	2.67%

Certificates of deposit	1,041,533	87.09%	3.85%	826,938	83.15%	4.75%	883,339	85.25%	4.63%

Total deposits	$1,195,897	100.00%	3.38%	$994,535	100.00%	4.35%	$1,036,218	100.00%	4.34%

At December 31, 2008, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $302.6 million.  The following table sets forth the maturity of those certificates at December 31, 2008.

(In Thousands)
Due in:
Three months or less	$76,101
Over three months through six months	37,157
Over six months through 12 months	136,461
Over 12 months	52,911

Total	$302,630

Borrowings.  Our borrowings at December 31, 2008 consist of advances from the Federal Home Loan Bank of Chicago, repurchase agreements collateralized by investment securities and federal funds purchased.  At December 31, 2008, we had access to additional Federal Home Loan Bank advances of up to $119.3 million.  The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Year Ended
	December 31,
	2008	2007	2006
Borrowings:	(Dollars in Thousands)

Balance outstanding at end of period	$487,000	$475,484	334,003
Weighted average interest rate at the end of period	3.99%	4.16%	4.31%
Maximum amount of advances outstanding at any
month end during the period	519,296	475,484	349,003
Average balance outstanding during the period	494,655	403,577	277,505
Weighted average interest rate during the period	4.11%	4.28%	4.25%

Average Balance Sheet and Rate Yield Analysis

See item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Average Balance Sheets and Yield/Costs and – Rate/Volume Analysis.”

Legal Proceedings

The Company and its subsidiaries are not involved in any legal proceedings where the outcome, if adverse to us, would have a material and adverse affect on our business operations or results of operations.

Subsidiary Activities

Waterstone Financial currently has one wholly-owned subsidiary, WaterStone Bank, which in turn has three wholly-owned subsidiaries.  Wauwatosa Investments, Inc., which holds and manages our investment portfolio, is located and incorporated in the state of Nevada.  Waterstone Mortgage Corporation is a mortgage broker incorporated in Wisconsin. Main Street Real Estate Holdings, LLC, an inactive, single member limited liability company, owned bank office facilities and held bank office facility leases and is organized in Wisconsin.

Wauwatosa Investments, Inc. Established in 1998, Wauwatosa Investments, Inc. operates in Nevada as WaterStone Bank’s investment subsidiary.  This wholly-owned subsidiary owns and manages the majority of the consolidated investment portfolio.  It has its own board of directors currently comprised of its President, the WaterStone Bank Chief Financial Officer, Treasury Officer and the Chairman of the Company’s board of directors.

Waterstone Mortgage Corporation.  Acquired in February 2006, Waterstone Mortgage Corporation is a mortgage broker with five offices in Wisconsin, two in Colorado and one each in Illinois, Florida and Idaho.  Waterstone Mortgage Corporation was the third largest mortgage broker in the Milwaukee area based on 2008 dollar volume of retail first and second mortgages originated.  It has its own board of directors currently comprised of its President, the WaterStone Bank CEO, CFO, Senior Vice President and General Counsel and the Vice President Residential Lending.

Main Street Real Estate Holdings, LLC.  Established in 2002, Main Street Real Estate Holdings, LLC was established to acquire and hold Bank office and retail facilities both owned and leased.  Main Street Real Estate Holdings, LLC is currently inactive.

Personnel

As of December 31, 2008, we had 320 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

Supervision and Regulation

The following discussion is only a summary of the primary laws and regulations imposed upon WaterStone Bank, Waterstone Financial, and Lamplighter Financial, MHC.  It is not intended to be a comprehensive description of all laws and regulations applicable to those entities and is qualified in its entirety by reference to the applicable laws and regulations.

Regulation of WaterStone Bank

               WaterStone Bank is a stock savings bank organized under the laws of the State of Wisconsin.  The lending, investment, and other business operations of WaterStone Bank are governed by Wisconsin law and regulations, as well as applicable federal law and regulations, and WaterStone Bank is prohibited from engaging in any operations not specifically authorized by such laws and regulations.   WaterStone Bank is subject to extensive regulation by the Wisconsin Department of Financial Institutions, Division of Banking (“WDFI”) and by the Federal Deposit Insurance Corporation (“FDIC”), as its deposit insurer and principal federal regulator.  WaterStone Bank’s deposit accounts are insured up to applicable limits by the FDIC under its Deposit Insurance Fund (“DIF”).   A summary of the primary laws and regulations that govern the operations of WaterStone Bank are set forth below.

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

                  Federal Law and Regulation.  The Interstate Banking Act (the "IBA") permits the federal banking agencies to, under certain circumstances, approve acquisition transactions between banks located in different states, regardless of whether the acquisition would be prohibited under the law of the two states.  The IBA authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.  Additionally, the IBA authorizes branching by merger, subject to certain state law limitations.

               Loans and Investments

                  Wisconsin Law and Regulations.  Under Wisconsin law and regulation, WaterStone Bank is authorized to make, invest in, sell, purchase, participate or otherwise deal in mortgage loans or interests in mortgage loans without geographic restriction, including loans made on the security of residential and commercial property.   Wisconsin savings banks also may lend funds on a secured or unsecured basis for business, corporate commercial or agricultural purposes, provided the total of all such loans does not exceed 20% of WaterStone Bank’s total assets, unless the WDFI authorizes a greater amount. Loans are subject to certain other limitations, including percentage restrictions based on WaterStone Bank’s total assets.

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

                  Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of WaterStone Bank’s capital plus an additional 10% for loans fully secured by readily marketable collateral.  In addition, and notwithstanding the 15% of capital and additional 10% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of WaterStone Bank’s capital, subject to certain conditions. At December 31, 2008, WaterStone Bank did not have any loans which exceeded the “loans-to-one borrower” limitations.

                   Finally, under Wisconsin law, WaterStone Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A Wisconsin savings bank that fails to meet this qualified thrift lender test becomes subject to certain operating restrictions otherwise applicable only to commercial banks. At December 31, 2008, WaterStone Bank maintained 97.2% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.

Federal Law and Regulation.   FDIC regulations also govern the equity investments of WaterStone Bank, and, notwithstanding Wisconsin law and regulations, the FDIC regulations prohibit WaterStone Bank from making certain equity investments and generally limit WaterStone Bank’s equity investments to those that are permissible for national banks and their subsidiaries.   Under FDIC regulations, WaterStone Bank must obtain prior FDIC approval before directly, or indirectly through a majority-owned subsidiary, engaging “as principal” in any activity that is not permissible for a national bank unless certain exceptions apply.  The activity regulations provide that state banks which meet applicable minimum capital requirements would be permitted to engage in certain activities that are not permissible for national banks, including guaranteeing obligations of others, activities which the Board of Governors of the Federal Reserve System (FRB) has found to be closely related to banking, and certain real estate and securities activities conducted through subsidiaries. The FDIC will not approve an activity that it determines presents a significant risk to the FDIC insurance fund.  The activities of WaterStone Bank and its subsidiaries are permissible under applicable federal regulations.

Loans to, and other transactions with, affiliates of WaterStone Bank, such as Waterstone Financial and Lamplighter Financial, MHC, are restricted by the Federal Reserve Act and regulations issued by the FRB thereunder. See “Transactions with Affiliates and Insiders” below.

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

Federal Law and Regulation.  The federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate.  Under the joint regulations adopted by the federal banking agencies, all insured depository institutions, such as WaterStone Bank, must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

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

Deposits

Wisconsin Law and Regulation.  Under Wisconsin law, WaterStone Bank is permitted to establish deposit accounts and accept deposits.  WaterStone Bank’s board of directors, or its designee, determines the rate and amount of interest to be paid on or credited to deposit accounts.

Deposit Insurance

Wisconsin Law and Regulation.  Under Wisconsin law, WaterStone Bank is required to obtain and maintain insurance on its deposits from a deposit insurance corporation.  The deposits of WaterStone Bank are insured up to the applicable limits by the FDIC.

Federal Deposit Insurance

WaterStone Bank is a member of the DIF, which is administered by the FDIC. WaterStone Bank deposit accounts are insured by the FDIC, generally up to a maximum of $250,000 until December 31, 2009.  Congress is currently considering legislation to make the $250,000 limit permanent.  In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until December 31, 2009.

The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits. On October 7, 2008, as a result of decreases in the reserve ratio of the DIF, the FDIC issued a proposed rule establishing a Restoration Plan for the DIF.  The rulemaking proposed that, effective January 1, 2009, assessment rates would increase uniformly by 7 basis points for the first quarter 2009 assessment period. Effective April 1, 2009, the rulemaking proposed to alter the way in which the FDIC’s risk-based assessment system differentiates for risk and set new deposit insurance assessment rates. Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustment to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from 8 to 77.5 basis points of the institution’s deposits.  On December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. However, the FDIC approved an extension of the comment period on the parts of the proposed rulemaking that would become effective on April 1, 2009. The FDIC expects to issue a second final rule early in 2009, to be effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk and to set new assessment rates beginning with the second quarter of 2009.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.

The FDIC has issued an interim rule that provides for a 20 basis point special assessment to be collected on September 30, 2009, based on June 30, 2009, Call Report data. The Company estimates that this special assessment will increase WaterStone Bank FDIC premium expense by $2.4 million in the third quarter of 2009.  The interim rule also provides that the Board might impose additional special assessments of up to 10 basis points thereafter under certain circumstances.  The FDIC has indicated that it would reduce the special assessment to 10 basis points if Congress provides the FDIC higher borrowing authority.  Congress is currently expected to enact legislation that would provide the FDIC with the higher borrowing authority.  Additional changes to the FDIC assessment system effective April 1, 2009 include higher rates for institutions that rely significantly on secured liabilities.  The estimated effect of these changes will add an additional 2.65 basis points, or $322,000, to WaterStone Bank FDIC premiums on an annual basis.

Capitalization

Wisconsin Law and Regulation.  Wisconsin savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank.   If a Wisconsin savings bank's capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends. At December 31, 2008, WaterStone Bank’s capital to assets ratio, as calculated under Wisconsin law, was 9.06%.

Federal Law and Regulation.  Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), such as WaterStone Bank, are required to comply with minimum leverage capital requirements.  For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier I capital to total assets of 3%.  For all other institutions, the minimum leverage capital ratio is not less than 4%.  Tier I capital is the sum of common shareholders' equity, non-cumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets.  The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank's "risk-based capital ratio."  Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.  For example, under the FDIC's risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight, loans secured by one-to-four family residential properties generally have a 50% risk weight, and commercial loans have a risk weighting of 100%.

State non-member banks, such as WaterStone Bank, must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier I capital.  Total capital consists of Tier I capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities.  The includable amount of Tier 2 capital cannot exceed the amount of the institution's Tier I capital.  Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.

The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy.  The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is, or is likely to become, inadequate in light of the particular circumstances.

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

             The primary source of Waterstone Financial’s cash flow, including cash flow to pay dividends on Waterstone Financial’s Common Stock, is the payment of dividends to Waterstone Financial by WaterStone Bank.  The Federal Deposit Insurance Corporation has the authority to prohibit WaterStone Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of WaterStone Bank.  In addition, since WaterStone Bank is a subsidiary of a savings and loan holding company, WaterStone Bank must file a notice with the Office of Thrift Supervision at least 30 days before the board declares a dividend or approves a capital distribution.

    Liquidity and Reserves

Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments.  The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the saving bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”).  At December 31, 2008, WaterStone Bank’s Required Liquidity Ratio was 8.0%, and WaterStone Bank was in compliance with this requirement.  In addition, 50% of the liquid assets maintained by Wisconsin savings banks must consist of “primary liquid assets”, which are defined to include securities of the United States government and United States government agencies.  At December 31, 2007, WaterStone Bank was in compliance with this requirement.

Federal Law and Regulation.   Under federal law and regulations, WaterStone Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices.  Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions, including WaterStone Bank, which maintain transaction accounts or non-personal time deposits.  Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 2008, a depository institution was required to maintain average daily reserves equal to 3% on the first $45.8 million of transaction accounts and an initial reserve of $1.1 million, plus 10% of that portion of total transaction accounts in excess of $45.8 million. The first $8.5 million of otherwise reservable balances (subject to adjustment by the FRB) are exempt from the reserve requirements.  These percentages and threshold limits are subject to adjustment by the FRB.  Savings institutions have authority to borrow from the Federal Reserve System “discount window,” but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System.  As of December 31, 2008, WaterStone Bank met its Regulation D reserve requirements.

    Transactions with Affiliates and Insiders

Wisconsin Law and Regulation.  Under Wisconsin law, WaterStone Bank may not make a loan to a person owning 10% or more of its stock, an affiliated person, agent, or attorney of the savings bank, either individually or as an agent or partner of another, except as approved by the WDFI and regulations of the FDIC.  In addition, unless the prior approval of the WDFI is obtained, WaterStone Bank may not purchase, lease or acquire a site for an office building or an interest in real estate from an affiliated person, including a shareholder owning more than 10% of its capital stock, or from any firm, corporation, entity or family in which an affiliated person or 10% shareholder has a direct or indirect interest.

Federal Law and Regulation.  Sections 23A and 23B of the Federal Reserve Act govern transactions between an insured savings bank, such as WaterStone Bank, and any of its affiliates, including Waterstone Financial.  The Federal Reserve Board has adopted Regulation W, which comprehensively implements and interprets Sections 23A and 23B, in part by codifying prior Federal Reserve Board interpretations under Sections 23A and 23B.

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

A savings bank’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB’s Regulation O thereunder.  Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to WaterStone Bank’s loans. All loans by a savings bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the greater of $25,000 or 2.5% of the savings bank’s unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the savings bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the savings bank’s unimpaired capital and surplus.  Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectibility.

An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the savings bank and that does not give any preference to insiders of the bank over other employees of the bank.

 Transactions between Bank Customers and Affiliates

Under Wisconsin and federal laws and regulations, Wisconsin savings banks, such as WaterStone Bank, are subject to the prohibitions on certain tying arrangements.  A savings bank is prohibited, subject to certain exceptions, from extending credit to or offering any other service to a customer, or fixing or varying the consideration for such extension of credit or service, on the condition that such customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution.

 Examinations and Assessments

WaterStone Bank is required to file periodic reports with and is subject to periodic examinations by the WDFI and FDIC.   Federal regulations require annual on-site examinations for all depository institutions except those well-capitalized institutions with assets of less than $100 million; annual audits by independent public accountants for all insured institutions with assets in excess of $1 billion; the formation of independent audit committees of the boards of directors of insured depository institutions for institutions with assets equal to or in excess of $500 million; and management of depository institutions to prepare certain financial reports annually and to establish internal compliance procedures. WaterStone Bank is required to pay examination fees and annual assessments to fund its supervision.   WaterStone Bank paid an aggregate of $98,000 in assessments for the calendar year ended December 31, 2008.

 Customer Privacy

Under Wisconsin and federal law and regulations, savings banks, such as WaterStone Bank, are required to develop and maintain privacy policies relating to information on its customers, restrict access to and establish procedures to protect customer data.  Applicable privacy regulations further restrict the sharing of non-public customer data with non-affiliated parties if the customer requests.

 Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), WaterStone Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the Federal Deposit Insurance Corporation in connection with its examination of WaterStone Bank, to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by WaterStone Bank. For example, the regulations specify that a bank’s CRA performance will be considered in its expansion (e.g., branching) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent regulatory examination, WaterStone Bank was rated “satisfactory” with respect to its CRA compliance.

 Federal Home Loan Bank System

The Federal Home Loan Bank System, consisting of twelve FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner.

WaterStone Bank, as a member of the FHLB-Chicago, is required to acquire and hold shares of capital stock in the FHLB-Chicago in an amount equal to the greater of (i) 1% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 0.3% of total assets. WaterStone Bank is in compliance with this requirement with an investment in FHLB-Chicago stock of $21.7 million at December 31, 2008.  Potential risks identified with respect to the Company’s investment in FHLB-Chicago stock is addressed in Item 1A. Risk Factors.

Among other benefits, the FHLBs provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the board of directors of the FHLB-Chicago. At December 31, 2008, WaterStone Bank had $403.0 million in advances from the FHLB-Chicago.

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

Regulation of Waterstone Financial

 Holding Company Regulation

Wisconsin Law and Regulation.   Any company that owns or controls, directly or indirectly, more than 25% of the voting securities of a state savings bank is subject to regulation as a savings bank holding company by the WDFI.   Waterstone Financial is subject to regulation as a savings bank holding company under Wisconsin law.  However, the WDFI has not yet issued specific regulations governing savings bank holding companies.

Federal Law and Regulation. Lamplighter Financial and Waterstone Financial are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act.  They are registered with and regulated by the Office of Thrift Supervision.  Pursuant to Section 10(o) of the Home Owners’ Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company, such as Lamplighter Financial, MHC and a federally chartered mid-tier holding company, such as Waterstone Financial may engage in the following activities: (i) investing in the stock of a savings bank, (ii) acquiring a mutual savings bank through the merger of such savings bank into a savings bank subsidiary of such holding company or an interim savings bank subsidiary of such holding company, (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings bank, (iv) investing in a corporation, the capital stock of which is available for purchase by a savings bank under federal law or under the law of any state where the subsidiary savings bank or savings banks share their home offices, (v) furnishing or performing management services for a savings bank subsidiary of such company, (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company, (vii) holding or managing properties used or occupied by a savings bank subsidiary of such company, (viii) acting as trustee under deeds of trust, (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987, (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting, and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director of the Office of Thrift Supervision.  If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including Waterstone Financial and Lamplighter Financial, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act; or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

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

Waivers of Dividends by Lamplighter Financial, MHC

Office of Thrift Supervision regulations require Lamplighter Financial, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Waterstone Financial.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: the waiver would not be detrimental to the safe and sound operation of the subsidiary savings bank; and the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s depositors.  We anticipate that Lamplighter Financial, MHC will waive any dividends paid by Waterstone Financial.  As long as WaterStone Bank remains a Wisconsin chartered savings bank, (i) any dividends waived by Lamplighter Financial, MHC must be retained by Waterstone Financial or WaterStone Bank and segregated, earmarked, or otherwise identified on the books and records of Waterstone Financial or WaterStone Bank, (ii) such amounts must be taken into account in any valuation of the institution, and factored into the calculation used in establishing a fair and reasonable basis for exchanging shares in any subsequent conversion of Lamplighter Financial, MHC to stock form and (iii) such amounts shall not be available for payment to, or the value thereof transferred to, minority shareholders, by any means, including through dividend payments or at liquidation.

Conversion of Lamplighter Financial, MHC to Stock Form

Office of Thrift Supervision regulations permit Lamplighter Financial, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”).  There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction.  In a Conversion Transaction a new holding company would be formed as the successor to Waterstone Financial (the “New Holding Company”), Lamplighter Financial, MHC ’s corporate existence would end, and certain depositors of WaterStone Bank would receive the right to subscribe for shares of the New Holding Company.  In a Conversion Transaction, each share of common stock held by shareholders other than Lamplighter Financial, MHC  (“Minority Shareholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Shareholders own the same percentage of common stock in the New Holding Company as they owned in Waterstone Financial immediately prior to the Conversion Transaction subject to adjustment for any mutual holding company assets or waived dividends, as applicable.  The total number of shares of common stock held by Minority Shareholders after a Conversion Transaction also would be increased by any purchases by Minority Shareholders in the stock offering conducted as part of the Conversion Transaction.

Any Conversion Transaction would require the approval of a majority of the outstanding shares of common stock of Waterstone Financial held by Minority Shareholders and by two thirds of the total outstanding shares of common stock of Waterstone Financial.  Any Conversion Transaction also would require the approval of a majority of the eligible votes of depositors of Lamplighter Financial, MHC.

Federal Securities Laws Regulation

Securities Exchange Act.  Waterstone Financial common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The Company is therefore subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act.

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

Federal and State Taxation

Federal Taxation

General.  Waterstone Financial and subsidiaries and Lamplighter Financial, MHC are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  Waterstone Financial and subsidiaries constitute an affiliated group of corporations and, therefore, are be eligible to report their income on a consolidated basis.  Because Lamplighter Financial, MHC owns less than 80% of the common stock of Waterstone Financial, it is not a member of that affiliated group and will report its income on a separate return.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Lamplighter Financial, MHC, Waterstone Financial or WaterStone Bank.

Method of Accounting.  For federal income tax purposes, Waterstone Financial currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Bad Debt Reserves.  Prior to the Small Business Protection Act of 1996 (the "1996 Act"), WaterStone Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at our taxable income.  As a result of the 1996 Act, WaterStone Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return.  Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve).  At December 31, 2008, WaterStone Bank had no reserves subject to recapture in excess of its base year.

Taxable Distributions and Recapture.  Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if WaterStone Bank failed to meet certain thrift asset and definitional tests.  Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2008, our total federal pre-1988 base year reserve was approximately $16.7 million.  However, under current law, pre-1988 base year reserves remain subject to recapture if WaterStone Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax.  The Internal Revenue Code of 1986, as amended (the "Code"), imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences which we refer to as "alternative minimum taxable income."  The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax.  Net operating losses can offset no more than 90% of alternative minimum taxable income.  AMT payments may be used as credits against regular tax liabilities in future years.  Due to a federal net operating loss carry back generated in 2008, Waterstone Financial became subject to AMT for 2006 and 2007.  At December 31, 2008, the Company has an AMT carry forward of $319,000 that is fully offset by a deferred tax asset valuation allowance.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At December 31, 2008, WaterStone Bank had no net operating loss carry forwards for federal income tax purposes.

Corporate Dividends-Received Deduction.  Waterstone Financial may exclude from its income 100% of dividends received from WaterStone Bank as a member of the same affiliated group of corporations.  The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State Taxation

Wisconsin State Taxation.  Lamplighter Financial, MHC, Waterstone Financial, WaterStone Bank and Waterstone Mortgage Corporation are subject to the Wisconsin corporate franchise (income) tax.  Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the separate taxable incomes of the members of our consolidated income tax group except our Nevada subsidiary.  Prior to January 1, 2009, the income of the Nevada subsidiary was only subject to taxation in Nevada, which currently does not impose a corporate income or franchise tax.  In February 2009, the Wisconsin legislature passed legislation that requires combined state tax reporting effective January 1, 2009.  This legislation will result in the income of the Nevada subsidiary being subject to the Wisconsin corporate franchise tax of 7.9%.  The legislation precludes the Company from offsetting taxable income generated by the Nevada subsidiary against the taxable operating loss carryforwards generated by Waterstone Bank which originated prior to January 1, 2009.  Estimated Nevada subsidiary 2009 taxable income is $7.6 million.  The Company is currently re-evaluating its corporate structure.

During the first quarter of 2007, the Company settled a dispute with the state of Wisconsin regarding the operations of the Company’s investment subsidiary located in the state of Nevada.  The settlement covered the Nevada operations through the March 30, 2007 settlement date.  The settlement had no material effect on net income for the period as the full liability of $4.9 million, including interest, net of deferred Federal tax benefit of $1.7 million, was accrued in prior periods.  The settlement had the effect of reducing the estimated effective tax rate for the year ended December 31, 2007 from the year ended December 31, 2006 as statutory interest no longer accrues as the liability has been settled.

Item 1A.   Risk Factors

Changing Interest Rates Could Have a Negative Impact on Our Results of Operations.

Our earnings and cash flows are largely dependent on our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  If the interest rates paid on deposits and borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore our results of operation could be adversely affected.  Earnings could also be adversely affected if the interest rate received on loans and other investments fall more quickly than the interest rates paid on deposits and borrowings.  Although the Company believes that it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operation, any substantial, unexpected, prolonged change in market interest rates could have an adverse effect on our financial condition and results of operation.

During 2008 We Continued to Experience Deterioration in Our Loan Portfolio Resulting in High Levels of Delinquencies, Non-performing Loans and Charge-offs.

During 2008, we continued to experience elevated levels of non-performing loans and loan delinquencies.  Our non-performing loans increased from $80.4 million at December 31, 2007 to $107.7 million at December 31, 2008.  Moreover, our loans delinquent 60 days or more increased from $97.3 million at December 31, 2007 to $106.2 million an December 31, 2008.  This deterioration in our loan portfolio has contributed to increased charge-offs.  To the extent that our loan portfolio experiences further deterioration, our financial condition and results of operations may be materially and adversely affected.  Further deterioration could also lead to mandatory or discretionary actions by regulators that, if undertaken, could have a direct material impact on the Company's financial statements.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Results of Operation Could be Negatively Impacted.

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

Continued Deterioration of our Investment Portfolio Could Have a Negative Impact on Our Results of Operations.

During 2008, deterioration in the general economic environment resulted in a decline in the value of our overall investment portfolio.  A significant portion of this decline in value related to our mortgage related securities portfolio.  The decline in value of the mortgage related securities resulted primarily from a deterioration in the performance of the underlying mortgages that provide the principal and interest cash flow for the securities.  In the instance of one mortgage related security, this deterioration reached a level that resulted in the Company’s determination that the security was other than temporarily impaired.  As such, the $2.0 million difference between fair value and book value was recognized as an impairment loss during the year ended December 31, 2008.  Continued deterioration of general economic market conditions could result in future impairment losses on this security or other investment securities.

If Our Investment in the Federal Home Loan Bank of Chicago is Classified as Other Than Temporarily Impaired, Our Earnings and Stockholders’ Equity Could Decrease

               We own common stock of the Federal Home Loan Bank of Chicago (FHLBC).  We hold the FHLBC common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBC’s advance program.  The fair value of our FHLBC common stock as of December 31, 2008 was $21.7 million based on its cost.  There is no market for our FHLBC common stock.

               Recent published reports indicate that certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels.  In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLBC, could be substantially diminished or reduced to zero.  Consequently, we believe that there is a risk that our investment in FHLBC common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of any impairment charge.

Our Shareholders Own a Minority of Waterstone Financial Common Stock and Are Not Able to Exercise Voting Control Over Most Matters Put to a Vote of Shareholders.

Public shareholders own a minority of the outstanding shares of Waterstone Financial common stock.  As a result, shareholders other than Lamplighter Financial, MHC are not able to exercise voting control over most matters put to a vote of shareholders. Lamplighter Financial, MHC owns a majority of Waterstone Financial’s common stock and, through its Board of directors, is able to exercise voting control over most matters put to a vote of shareholders, including possible acquisitions.  The same directors who govern Waterstone Financial and WaterStone Bank also govern Lamplighter Financial, MHC.  The only matters as to which shareholders other than Lamplighter Financial, MHC are able to exercise voting control are those requiring a majority of disinterested or non-Lamplighter Financial, MHC shareholders.

Our Non-Interest Expense Will Increase As A Result Of Increases In FDIC Insurance Premiums

The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits.  Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits.  If this reserve ratio drops below 1.15% or the FDIC expects that it will do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

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

The FDIC has issued an interim rule that provides for a 20 basis point special assessment to be collected on September 30, 2009, based on June 30, 2009, Call Report data. The Company estimates that this special assessment will increase WaterStone Bank FDIC premium expense by $2.4 million in the third quarter of 2009.  The interim rule also provides that the Board might impose additional special assessments of up to 10 basis points thereafter under certain circumstances.  The FDIC has indicated that it would reduce the special assessment to 10 basis points if Congress provides the FDIC with higher borrowing authority.  Congress is currently expected to enact legislation that would provide the FDIC with the higher borrowing authority.  Additional changes to the FDIC assessment system effective April 1, 2009 include higher rates for institutions that rely significantly on secured liabilities.  The estimated effect of these changes will add an additional 2.65 basis points, or $322,000, to WaterStone Bank FDIC premiums on an annual basis.

These actions will significantly increase our non-interest expense in 2009 and in future years as long as the increased premiums are in place.

Item 1B.   Unresolved Staff Comments

None

 Item 2.   Properties

We conduct substantially all of our business through eight banking offices and our automated teller machines ("ATM").

		Year	Date of
	Owned Or	Acquired	Lease	December 31, 2008
Location	Leased	Or Leased	Expiration	Net Book Value
				(In Thousands)
Branches:
7500 West State Street
Wauwatosa, Wisconsin	Own	1971	N/A	$1,179

6560 South 27th Street
Oak Creek, Wisconsin	Own	1986	N/A	$1,177

21505 East Moreland Blvd (1)
Waukesha, Wisconsin	Capital Lease	2005	2009	$5,072

1233 Corporate Center Drive
Oconomowoc, Wisconsin	Own	2003	N/A	$2,649

1230 George Towne Drive
Pewaukee, Wisconsin	Own	2004	N/A	$3,753

6555 S 108th St
Franklin, Wisconsin	Own	2006	N/A	$2,540

W188N9820 Appleton Ave
Germantown, Wisconsin	Own	2006	N/A	$2,518

10101 W Greenfield Ave
West Allis, Wisconsin	Own	2006	N/A	$4,346

7136 W State Street (2)
Wauwatosa, Wiscsonsin	Own	2000	N/A	$529

Corporate Center:
11200 West Plank Court
Wauwatosa, Wisconsin	Own	2004	N/A	$4,657

(1)	The Company exercised its purchase option on February 25, 2009
(2)	Drive-up banking facility only.

Item 3.   Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At December 31, 2008, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable

Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

The common stock of Waterstone Financial, Inc. is traded on The NASDAQ Global Select Market® under the symbol WSBF.

As of February 28, 2009, there were 31,255,887 of common stock outstanding and 3,998 shareholders of record of the common stock.  Waterstone Financial, Inc became a publicly-held corporation on October 4, 2005.

Waterstone Financial has never paid a cash dividends on its common stock.  Our board has not currently considered a policy of paying cash dividends on the common stock.  If the board considers a cash dividend in the future, which cannot be assured, the payment of dividends will depend upon a number of factors, including capital requirements, Waterstone Financial’s and WaterStone Bank’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions and regulatory restrictions that affect the payment of dividends by WaterStone Bank to Waterstone Financial.  No assurances can be given that any dividends will be paid or that, if paid, they will not be reduced or eliminated in the future.  Special cash dividends, stock dividends or returns of capital, to the extent permitted by applicable policy and regulation, may be paid in addition to, or in lieu of, regular cash dividends.  Accordingly, it is anticipated that any cash distributions made by Waterstone Financial to its shareholders would be treated as cash dividends and not as a non-taxable return of capital for federal and state tax purposes.

Dividends from Waterstone Financial will depend, in part, upon receipt of dividends from WaterStone Bank, because Waterstone Financial initially will have no source of income other than dividends from WaterStone Bank, earnings from the investment of proceeds from the sale of shares of common stock, and interest payments with respect to Waterstone Financial’s loan to the employee stock ownership plan.  Wisconsin law generally will allow WaterStone Bank to pay dividends to Waterstone Financial equal to up to 50% of WaterStone Bank’s net profit in the current year without prior regulatory approval and above such amount, including out of retained earnings, with prior regulatory approval.

Market Information

The high and low quarterly trading prices during fiscal 2008, 2007 and 2006 were as follows:

2008	High	Low
1st Quarter	13.30	11.30
2nd Quarter	13.17	10.62
3rd Quarter	11.94	9.06
4th Quarter	9.60	2.91

2007
1st Quarter	17.99	17.07
2nd Quarter	17.99	16.11
3rd Quarter	16.65	14.41
4th Quarter	17.02	12.78

2006
1st Quarter	13.85	11.44
2nd Quarter	17.06	13.08
3rd Quarter	18.90	15.70
4th Quarter	18.23	17.17

PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total shareholder return on Waterstone Financial common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the NASDAQ Stock Market US Index and the America’s Community Bankers NASDAQ Index.  The graph assumes $100 was invested on October 5, 2005, the first date of Waterstone Financial trading, in Waterstone Financial common stock and each of those indices.

Stock/Index	10/4/2005	12/31/2005	3/31/2006	6/30/2006	9/30/2006	12/31/2006	3/31/2007

Waterstone Financial, Inc (WSBF)	100.00	114.40	136.00	170.60	176.50	178.20	174.80
NASDAQ Stock Market (^IXIC)	100.00	103.08	109.37	101.53	105.57	112.90	113.19
ABA NASDAQ Commumity Bank Index (^ABAQ)	100.00	102.75	109.05	108.42	111.51	116.49	110.84

	6/30/2007	9/30/2007	12/31/2007	3/31/2008	6/30/2008	9/30/2008	12/31/2008

Waterstone Financial, Inc (WSBF)	165.40	162.50	128.20	119.00	106.20	97.70	33.50
NASDAQ Stock Market (^IXIC)	121.68	126.28	123.98	106.53	107.18	97.78	73.72
ABA NASDAQ Commumity Bank Index (^ABAQ)	105.78	102.64	89.87	88.44	71.68	87.00	74.55

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

	At December 31,				At June 30,
	2008	2007	2006	2005	2005	2004
	(In Thousands)
Selected Financial Condition Data:

Total assets	$1,885,432	$1,710,202	$1,648,470	$1,511,209	$1,386,132	$1,240,084
Available for sale securities	179,887	172,137	117,330	121,955	83,991	99,549
Federal Home Loan Bank stock	21,653	19,289	17,213	14,406	14,097	13,322
Loans receivable, net	1,534,591	1,389,209	1,365,712	1,306,716	1,213,561	1,063,594
Cash and cash equivalents	23,849	17,884	73,807	16,498	20,467	19,392
Deposits	1,195,897	994,535	1,036,218	1,045,593	1,128,791	1,035,588
Borrowings	487,000	475,484	334,003	201,212	93,162	60,000
Total shareholders' equity	171,267	201,819	241,272	231,696	133,416	122,799
Allowance for loan losses	25,167	12,839	7,195	5,250	4,606	3,378
Non-performing loans	107,730	80,350	28,888	18,065	13,076	12,015

				Six Months
				Ended
	Years Ended December 31,			December 31,	Years Ended June 30,
	2008	2007	2006	2005	2005	2004
		(In Thousands, except per share amounts)
Selected Operating Data:
Interest income	$104,078	$96,975	$92,228	$42,036	$74,207	$66,088
Interest expense	63,027	62,134	53,779	20,758	36,068	32,432
Net interest income	41,051	34,841	38,449	21,278	38,139	33,656
Provision for loan losses	37,629	11,697	2,201	1,035	1,238	860
Net interest income after
provision for loan losses	3,422	23,144	36,248	20,243	36,901	32,796
Noninterest income	6,291	6,842	5,156	2,244	3,257	3,035
Noninterest expense	33,860	28,682	28,652	18,303	23,522	20,384
Income (loss) before income taxes	(24,147)	1,304	12,752	4,184	16,636	15,447
Provision for income taxes (benefit)	2,299	(254)	4,699	1,471	7,520	4,863

Net income (loss)	$(26,446)	$1,558	$8,053	$2,713	$9,116	$10,584

Income (loss) per share – basic (1)	$(0.87)	$0.05	$0.24	$(0.02)	N/A	N/A
Income (loss) per share – diluted (1)	$(0.87)	$0.05	$0.24	$(0.02)	N/A	N/A

          (1) The 2005 loss per share is based upon net loss and weighted average shares outstanding from the date of reorganization (October 4, 2005) to December 31, 2005.

					At or for the
					Six Months
	At or For the Years Ended				Ended
		December 31,			December 31.	At or For the Years Ended June 30,
	2008	2007	2006	2005	2005	2005	2004
Selected Financial Ratios (4) and Other Data:

Performance Ratios:
Return on average assets	(1.44%)	0.09%	0.50%	0.43%	0.36%	0.70%	0.90%
Return on average equity	(13.76)	0.72	3.41	4.52	3.22	7.12	8.88
Interest rate spread (1)	2.04	1.74	2.00	2.56	2.43	2.74	2.70
Net interest margin (2)	2.32	2.19	2.52	2.95	2.96	3.04	2.98
Noninterest expense to average assets	1.85	1.73	1.80	2.09	2.44	1.81	1.74
Efficiency ratio (3)	71.52	68.85	66.19	67.80	77.84	56.88	55.55
Average interest-earning assets to average interest-bearing liabilities	107.85	111.68	114.59	113.07	118.38	110.29	109.71

Capital Ratios:
Equity to total assets at end of period	9.08%	11.80%	14.64%	15.33%	15.33%	9.63%	9.90%
Average equity to average assets	10.44	13.07	14.79	9.41	11.25	9.83	10.15
Total capital to risk-weighted assets	12.84	13.43	21.36	22.79	22.79	14.05	15.02
Tier I capital to risk-weighted assets	11.58	12.52	20.75	22.29	22.29	13.58	14.62
Tier I capital to average assets	8.93	10.08	14.47	14.23	14.23	9.84	10.18

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.61%	0.92%	0.52%	0.40%	0.40%	0.38%	0.32%
Allowance for loan losses as a percent of non-performing loans	23.36	15.98	24.91	29.06	29.06	35.22	28.11
Net charge-offs to average outstanding loans during the period	1.67	0.44	0.02	0.03	0.06	0	0.05
Non-performing loans as a percent of total loans	6.91	5.73	2.10	1.39	1.39	1.07	1.13
Non-performing assets as a percent of total assets	5.71	5.20	1.75	1.20	1.21	0.98	1.03

Other Data:
Number of full service offices	8	8	7	5	5	5	5
Number of limited service offices	1	1	1	1	1	1	1

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

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

On October 4, 2005, WaterStone Bank completed its reorganization and initial public offering of common stock of Waterstone Financial, Inc.  Upon completion of the reorganization, Lamplighter Financial, MHC (a Wisconsin chartered mutual holding company) owned approximately 68% of the outstanding shares of common stock of Waterstone Financial, Inc. and Waterstone Financial, Inc. owned 100% of the common stock of the Bank.  As of December 31, 2008, Lamplighter Financial, MHC owned approximately 74% of the Company.

Our results of operations depend substantially on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of residential loans, construction loans and debt and mortgage related securities and the interest we pay on our interest-bearing liabilities, consisting primarily of time deposits and borrowings from the Federal Home Loan Bank of Chicago.  WaterStone Bank is a mortgage lender with mortgage loans comprising 97.3% of total loans receivable on December 31, 2008.  Further, 85.8% of loans receivable at December 31, 2008 are residential mortgage loans of which 48.7% are one– to four-family loans and 31.6% are over four-family residential mortgage loans.  WaterStone Bank funds loan production primarily with retail deposits.  Total deposits were 63.4% of total assets on December 31, 2008.  In addition, 87.1% of total deposits were time deposits also known as certificates of deposit.  Deposits obtained from brokers totaled $103.0 million at December 31, 2008.  WaterStone Bank uses borrowings from the Federal Home Loan Bank of Chicago as a secondary source of funding.  Federal Home Loan Bank advances outstanding on December 31, 2008 totaled $403.0 million or 21.4% of total assets.

Our results of operations also are significantly affected by our provision for loan losses, non-interest income and non-interest expense.  During the past two years our provision for loan losses has been the most significant driver of our result of operations.  Non-interest income currently consists primarily of service fees, income from the increase on the cash surrender value of life insurance and miscellaneous other income.  Non-interest expense currently consists primarily of compensation and employee benefits, occupancy, data processing, advertising and marketing and other operating expenses including consulting and other professional fees.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets.

Allowance for Loan Losses. WaterStone Bank establishes valuation allowances on loans deemed to be impaired. A loan is considered impaired when, based on current information and events, it is probable that WaterStone Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral.

WaterStone Bank also establishes valuation allowances based on an evaluation of the various risk components that are inherent in the credit portfolio. The risk components that are evaluated include past loan loss experience; the level of non-performing and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect the borrower’s ability to repay; the estimated value of any underlying collateral; regulatory guidance; and other relevant factors. The allowance is increased by provisions charged to earnings and recoveries of previously charged-off loans and reduced by charge-offs. The adequacy of the allowance for loan losses is reviewed and approved quarterly by the WaterStone Bank board of directors. The allowance reflects management’s best estimate of the amount needed to provide for the probable loss on impaired loans and other inherent losses in the loan portfolio, and is based on a risk model developed and implemented by management and approved by the WaterStone Bank board of directors.

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

If the allowance for loan losses is too low we may incur higher provisions for loan losses in the future resulting in lower net income or a net loss.  If an estimate of the allowance for loan losses is too high, we may experience lower provisions for loan losses resulting in higher net income.

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

During 2008, the Company recorded net income tax expense of $2.3 million which included $13.2 million of additional income tax expense to establish a valuation allowance against the Company’s net deferred tax asset.  Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes the cumulative losses in the current year and prior two years and general business and economic trends.  At December 31, 2008, the Company determined a valuation allowance was necessary, largely based on the negative evidence represented by a cumulative loss in the most recent three-year period caused by the significant loan loss provisions recorded during 2008.  In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of projected earnings.  Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly.  .

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination.  The benefit of uncertain tax positions are initially recognized in the financial statements only when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.   Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement.

During the first quarter of 2007, the Company settled a dispute with the state of Wisconsin regarding the operations of the Company’s investment subsidiary located in the state of Nevada.  The settlement covered the Nevada operations through the March 30, 2007 settlement date.  The settlement had no material effect on net income for the period as the full liability of $4.9 million, including interest, net of deferred Federal tax benefit of $1.7 million, was accrued in prior periods.  The settlement had the effect of reducing the estimated effective tax rate for the year ended December 31, 2007 from the year ended December 31, 2006 as statutory interest no longer accrues as the liability has been settled.

Management believes its tax policies and practices are critical because the determination of the tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets.  We have no plans to change the tax recognition methodology in the future.  If our estimated valuation allowance is adjusted it will affect our future net income.  As of December 31, 2008, there was a valuation allowance of $13.5 million.  The net recorded deferred tax asset, after valuation allowance, at December 31, 2008 was $5.6 million.  The remaining deferred tax asset was supported by remaining carry-backs of income taxes paid in prior years and available tax planning strategies.  The deferred tax asset is also net of deferred tax liabilities associated with net unrealized gains on available for sale investment securities recorded in other comprehensive income.  As of December 31, 2007 and 2006, there was a valuation allowance of $244,000 and $234,000, respectively, related to the state deferred tax asset recognized for the Wisconsin charitable contribution deduction carry forward.

Comparison of Financial Condition at December 31, 2008 and at December 31, 2007

Total Assets - Total assets increased by $175.2 million, or 10.2%, to $1.89 billion at December 31, 2008 from $1.71 billion at December 31, 2007. The increase in total assets is reflected in increases in loans receivable of $157.7 million, cash and cash equivalents of $6.0 million, securities available for sale and held to maturity of $10.0 million and an increase in real estate owned of $16.1 million.  These increases were partially offset by an increase in the allowance for loan losses of $12.3 million and a decrease in loans held for sale of $10.1 million.

Cash and Cash Equivalents – Cash and cash equivalents increased by $6.0 million to $23.8 million at December 31, 2008 from $17.9 million at December 31, 2007.

Securities Available for Sale – Securities available for sale increased by $7.8 million, or 4.5%, to $179.9 million at December 31, 2008 from $172.1 million at December 31, 2007.  The Company invested an additional $10.0 million in its Nevada investment subsidiary during the year ended December 31, 2008.  The investment subsidiary used the proceeds of the capital infusion to purchase additional mortgage related securities.  In addition, the Company purchased a $5 million trust preferred security during the current year.  This increase was partially offset by an impairment loss recognized during the third quarter.  During the third quarter, the Company held one available for sale security with a book value that exceeded market value that was determined to be other than temporarily impaired.  The security is a collateralized mortgage obligation that had a book value of $6.6 million and an estimated fair market value of $4.6 million based on the present value of estimated future cash flows.  As a result of the Company’s analysis, a $2.0 million impairment loss was recognized during the third quarter of  2008 with respect to this security.

Securities Held to Maturity – Securities held to maturity increased by $2.3 million, or 30.0%, to $9.9 million at December 31, 2008 from $7.6 million at December 31, 2007.  These higher yielding structured corporate notes accrue interest based on the range of a constant maturity treasury yield spread and therefore have a higher potential for market value volatility.  As the Company has the intent and ability to hold these securities until maturity, they have been classified as held to maturity rather than as available for sale.  The securities have a total estimated fair value of $8.2 million as of December 31, 2008.

Loans Held for Sale – Loans held for sale decreased by $10.1 million, or 43.8%, to $13.0 million at December 31, 2008, from $23.1 million at December 31, 2007.  Fluctuations in the balance of loans held for sale result primarily from the timing of loan closings and sales to third parties.

Loans Receivable - Loans receivable increased $157.7 million, or 11.2%, to $1.56 billion at December 31, 2008 from $1.40 billion at December 31, 2007.  The 2008 total increase in loans receivable was primarily attributable to a $118.1 million increase in one- to four-family loans, a $35.0 million increase in over four-family loans and a $14.8 million increase in commercial business loans.  During the year ended December 31, 2008, $32.9 million in loans were transferred to real estate owned.

Federal Home Loan Bank Stock. Federal Home Loan Bank Chicago (FHLBC) stock increased by $2.4 million, or 12.3%, to $21.7 million at December 31, 2008 from $19.3 million at December 31, 2007.  This increase is the result of the increase in Federal Home Loan Bank advances outstanding at December 31, 2008 as compared to December 31, 2007.  Minimum stock ownership is based on a combination of member bank mortgage loans and Federal Home Loan Bank advances outstanding.  WaterStone Bank owns the minimum required amount of Federal Home Loan Bank stock based on the highest level of advances outstanding during 2008.  The Federal Home Loan Bank has not paid a dividend since the second quarter of 2007.  On October 10, 2007, the FHLBC entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board.  Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC has received approval of the Director of the Office of Supervision of the Federal Housing Finance Board ("OS Director"). The order also provides that dividend declarations are subject to the prior written approval of the OS Director.

Cash Surrender Value of Life Insurance – Cash surrender value of life insurance increased $6.8 million, or 26.3%, to $32.4 million at December 31, 2008 from $25.6 million at December 31, 2007.  A new $5.0 million bank owned life insurance contract was entered into during the year.

Real Estate Owned. Total real estate owned increased by $16.1 million to $24.7 million as of December 31, 2008, compared to $8.5 million as of December 31, 2007.  This increase is the direct result of the continued deterioration of the local real estate market.

Deposits. Total deposits increased $201.4 million, or 20.3%, to $1.20 billion at December 31, 2008 from $994.5 million at December 31, 2007.  Total time deposits increased $214.6 million, or 26.0%, to $1.04 billion from $826.9 million at December 31, 2007.  The increase in time deposits resulted from a promotion for time deposits in both the local retail and non-local wholesale markets.  Time deposits originated through local retail outlets increased $126.5 million, or 15.6%, to $938.5 million at December 31, 2008 from $812.0 million at December 31, 2007.  Time deposits originated through the wholesale market increased $88.1 million, to $103.0 million at December 31, 2008 from $14.9 million at December 31, 2007.  Total money market and savings deposits decreased $13.5 million, or 11.8%, to $100.9 million at December 31, 2008 from $114.4 million at December 31, 2007.  Total demand deposits increased $224,000, or 0.4%, to $53.4 million at December 31, 2008 from $53.2 million at December 31, 2007.  The increase in deposits was used to fund loan growth throughout the year.

Borrowings. Total borrowings increased $11.5 million, or 2.4%, to $487.0 million at December 31, 2008 from $475.5 million at December 31, 2007.  The overall increase in borrowings at December 31, 2008 was a result of an increase of $17.2 million in FHLBC advances, partially offset by a decrease of $5.7 million in federal funds borrowed. Borrowings are generally used for funding purposes when rates and terms are favorable as compared to alternate funding sources including retail and wholesale time deposits.

Other Liabilities. Other liabilities decreased $7.4 million, or 19.5%, to $30.4 million at December 31, 2008 from $37.8 million at December 31, 2007.  The increase resulted from a $4.3 million decrease in outstanding escrow checks, and  a $2.5 million decrease in accrued income taxes.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out at the end of the fourth quarter.  These amounts remain classified as other liabilities until paid.

Shareholders’ Equity.  Shareholders’ equity decreased $30.6 million, or 15.1%, to $171.3 million at December 31, 2008 from $201.8 million at December 31, 2007.  The decrease was primarily a result of net loss of $26.4 million recognized during the year ended December 31, 2008.  In addition, accumulated other comprehensive loss, net of taxes increased by $6.5 million.  Accumulated other comprehensive loss is the estimated unrealized loss attributable to the decline in market value of available for sale investment securities.  Volatility in both the mortgage-related securities market and the municipal bond market has resulted in large declines in the estimated market value of these securities.  These decreases in shareholders’ equity were partially offset by a combined increase in additional paid-in capital and unearned ESOP shares of $2.4 million due to the net impact of employee benefits including ESOP, incentive stock options and restricted stock awards.

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

	Years Ended December 31,
	2008				2007				2006
	Average			Average	Average			Average	Average			Average
	Balance	Interest		Rate	Balance	Interest		Rate	Balance	Interest		Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,510,952	$92860	(1)	6.13%	$1,387,803	$87,101	(1)	6.28%	$1,350,865	$83,822	(1)	6.21%
Mortgage related securities(5) (6)	136,505	7,679		5.61	111,132	5,869		5.28	87,102	4,263		4.89
Other earning assets	116,395	3,539		3.03	90,859	4,005		4.41	90,729	4,143		4.57
Total interest-earning assets	1,763,852	104,078		5.88	1,589,794	96,975		6.10	1,528,696	92,228		6.03
Noninterest-earning assets	77,768				69,015				68,286
Total assets	1,841,620				$1,658,809				$1,596,982
Interest-bearing liabilities:
Demand and money market accounts	141,052	2,103		1.49	143,295	4,478		3.13	$110,907	2,810		2.53
Savings accounts	26,272	246		0.93	19,299	83		0.43	20,658	101		0.49
Certificates of deposit	951,780	39,849		4.18	857,319	40,297		4.70	925,026	39,080		4.22
Total interest-bearing deposits	1,119,104	42,198		3.76	1,019,913	44,858		4.40	1,056,591	41,991		3.97
Borrowings	494,655	20,380		4.11	381,614	16,791		4.40	265,821	11,472		4.32
Other interest bearing liabilities	21,674	449		2.07	21,963	485		2.21	11,684	316		2.70
Total interest-bearing liabilities	1,635,433	63,027		3.84	1,423,490	62,134		4.36	1,334,096	53,779		4.03
Noninterest-bearing liabilities	13,971				18,442				26,716
Total liabilities	1,649,404				1,441,932				1,360,812
Equity	192,216				216,877				236,170
Total liabilities and equity	1,841,620				$1,658,809				$1,596,982
Net interest income		41,051				$34,841				$38,449
Net interest rate spread (2)				2.04				1.74%				2.00%
Net interest-earning assets (3)	128,419				$166,304				$194,600
Net interest margin (4)				2.32%				2.19%				2.52%
Average interest-earning assets
to average interest-bearing
liabilities				107.85%				111.68%				114.59%
(1) Includes net deferred loan fee amortization income of $1,582,000, $2,164,000 and $885,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
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

	Years Ended December 31,			Years Ended December 31,
	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable(1) (2)	$7,828	(2,069)	5,759	$2,311	968	3,279
Mortgage related securites	1,422	388	1,810	1,248	358	1,606
Other interest-earning assets	964	(1,429)	(465)	6	(144)	(138)
Total interest-earning assets	10,214	(3,110)	7,104	3,565	1,182	4,747

Interest expense:
Demand and money market accounts	(69)	(2,306)	(2,375)	927	741	1,668
Savings accounts	39	124	163	(6)	(12)	(18)
Certificates of deposit	4,248	(4,696)	(448)	(2,262)	3,479	1,217
Total interest-bearing deposits	4,218	(6,878)	(2,660)	(1,341)	4,208	2,867
Borrowings	4,750	(1,161)	3,589	5,091	229	5,320
Other interest-bearing liabilities	(6)	(29)	(35)	213	(45)	168
Total interest-bearing liabilities	8,962	(8,068)	894	3,963	4,392	8,355
Net change in net interest income	$1,252	4,958	6,210	$(398)	(3,210)	(3,608)
 _______________________________

(1)	Includes net deferred loan fee amortization income of $1,582,000, $2,164,000 and $885,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.

Comparison of Operating Results for the Years Ended December 31, 2008 and 2007

General. Net loss for the year ended December 31, 2008 totaled $26.4 million, or $0.87 for both basic and diluted earnings per share compared to net income of $1.6 million, or $0.05 for both basic and diluted earnings per share for the year ended December 31, 2007.  The year ended December 31, 2008 generated an annualized loss on average assets of 1.44% and an annualized loss on average equity of 13.76%, compared to annualized return of 0.09% and 0.72%, respectively, for the year ended December 31, 2007.  The net loss was primarily due to a $25.9 million increase in our provision for loan losses.  Throughout the year, the Company received updated appraisals on properties that collateralize non-performing loans.  The decline in value noted in the appraisals, in addition to the continued downturn in the real estate market prompted the Company to reevaluate the assumptions used to determine the fair value of collateral related to additional non-performing loans.  Due to continued deterioration in the loan portfolio and underlying collateral, the Company recorded a provision for loan losses of $37.6 million during the year ended December 31, 2008.  The increase in the provision for loan losses was compounded by a $551,000 decrease in noninterest income, a $5.2 million increase in noninterest expense and $2.6 million increase in income tax expense, partially offset by a $6.2 million increase in net interest income.  The reason as to why the Company had income tax expense for the year ended December 31, 2008 rather than an income tax benefit is discussed below.  Loan charge-off activity and specific loan reserves are discussed in additional detail in the Asset Quality section beginning on page 15.  The net interest margin for the year ended December 31, 2008 was 2.32% compared to 2.19% for the year ended December 31, 2007.

During 2008, the Company recorded deferred income tax expense of $7.6 million related to net deferred tax asset valuation allowances.  Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes the cumulative losses in the current year and prior two years and general business and economic trends.  At December 31, 2008, the Company determined a valuation allowance was necessary, largely based on the negative evidence represented by a cumulative loss in the most recent three-year period caused by the significant loan loss provisions recorded during 2008.  In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of projected earnings.  Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly.  The benefit may still be realized in the future, depending on a number of factors including future taxable income.

Total Interest Income. Total interest income increased $7.1 million, or 7.3%, to $104.1 million during the year ended December 31, 2008 compared to $97.0 million for the year ended December 31, 2007.  Interest income on loans increased $5.8 million, or 6.6%, to $92.9 million for the year ended December 31, 2008 compared to $87.1 million for the comparable period of 2007.  The increase resulted primarily from an increase of $123.1 million, or 8.9%, in the average loan balance to $1.51 billion during the year ended December 31, 2008 from $1.39 billion during the year ended December 31, 2007.  The increase in average balance was partially offset by a 15 basis point decrease in the average yield on loans to 6.13% for the year ended December 31, 2008 from 6.28% for the year ended December 31, 2007.

In addition, interest income from mortgage related securities increased $1.8 million, or 30.8%, to $7.7 million for the year ended December 31, 2008 compared to $5.9 million for the year ended December 31, 2007.  This was primarily due to an increase of $25.4 million, or 22.8%, in the average balance to $136.5 million for the year ended December 31, 2008 from $111.1 million during the year ended December 31, 2007.  The increase in average balance was compounded by a 33 basis point increase in the average yield on mortgage related securities to 5.61% for the year ended December 31, 2008 from 5.28% for the year ended December 31, 2007.

Finally, interest income from debt securities, federal funds sold and short-term investments decreased $466,000, or 11.6%, to $3.5 million for the year ended December 31, 2008 compared to $4.0 million for the year ended December 31, 2007.  This was due to a 138 basis point decrease in the average yield on other earning assets to 3.03% for the year ended December 31, 2008 from 4.41% for the year ended December 31, 2007, partially offset by an increase of $25.5 million, or 28.1%, in the average balance of other earning assets to $116.4 million during the year ended December 31, 2008 from $90.8 million during the year ended December 31, 2007.  The decrease in average yield on other earning assets resulted primarily from a drop in the federal funds rate of 400 basis points between December 31, 2007 and December 31, 2008 and from a decline in dividends declared on the Company’s FHLBC stock.  The FHLBC stock yielded a return of 2.11% during the year ended December 31, 2007, however, no dividend was declared during the year ended December 31, 2008.  On October 10, 2007, the FHLBC entered into a cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, dividend declarations are subject to the prior written approval of the Federal Housing Finance Board.  The FHLBC has not declared a dividend since it entered into the cease and desist order.

Total Interest Expense. Total interest expense increased by $893,000, or 1.4%, to $63.0 million during the year ended December 31, 2008 from $62.1 million during the year ended December 31, 2007.  This increase was the result of an increase of $211.9 million, or 14.9%, in average interest bearing deposits and borrowings outstanding partially offset by a 52 basis point drop in the cost of funding to 3.84% for the year ended December 31, 2008 from 4.36% for the year ended December 31, 2007.

Interest expense on deposits decreased $2.7 million, or 5.9%, to $42.3 million during the year ended December 31, 2008 from $44.9 million during the comparable period in 2007.  This was due to a decrease in the cost of total average deposits of 64 basis points to 3.76% for the year ended December 31, 2008 compared to 4.40% for the year ended December 31, 2007.  The decrease in interest expense attributable to the decrease in the cost of deposits was partially offset by an increase of $99.2 million, or 9.7%, in the average balance of total interest bearing deposits to $1.12 billion during the year ended December 31, 2008 from $1.02 billion during the year ended December 31, 2007.  The decrease in the cost of deposits reflects the lower shorter term interest rate environment resulting from the Federal Reserve’s reduction of short term interest rates which are typically used by financial institutions in determining the market rate for deposit products.

Interest expense on borrowings and other interest bearing liabilities increased $3.6 million, or 20.6%, to $20.8 million during the year ended December 31, 2008 from $17.2 million during the year ended December 31, 2007.  The increase resulted primarily from an increase in average borrowings outstanding of $113.0 million, or 29.6%, to $494.7 million during the year ended December 31, 2008 from $381.6 million during the year ended December 31, 2007.  The increase in average borrowings was partially offset by a 29 basis point decrease in the average cost of borrowings to 4.11% during the year ended December 31, 2008 from 4.40% during the year ended December 31, 2007.

Net Interest Income.  Net interest income increased by $6.2 million or 17.8%, to $41.1 million during the year ended December 31, 2008 as compared to $34.8 million during the year ended December 31, 2007.  Net interest income continues to be positively affected by the steeper yield curve in 2008, as compared to 2007.  The increase resulted primarily from a 30 basis point increase in our interest rate spread to 2.04% for the year ended December 31, 2008 from 1.74% for the comparable period in 2007.  The 30 basis point increase in the interest rate spread resulted from a 52 basis point decrease in the cost of interest bearing liabilities, which was partially offset by a 22 basis point decrease in the yield on interest earning assets.  The increase in net interest income resulting from an increase in our net interest rate spread was partially offset by a decrease in net average earning assets of $37.9 million, or 22.8%, to $128.4 million for the year ended December 31, 2008 from $166.3 million from the year ended December 31, 2007.  The decrease in net average earning assets was primarily attributable to an increase in loans transferred to real estate owned and an increase in the allowance for loan losses.  The average balance of real estate owned totaled $15.6 million for the year ended December 31, 2008 compared to $3.4 million for the year ended December 31, 2007.  The average balance of the allowance for loan losses totaled $18.9 million for the year ended December 31, 2008 compared to $9.0 million for the year ended December 31, 2007.

Provision for Loan Losses.  The provision for loan losses increased $25.9 million to $37.6 million during the year ended December 31, 2008, from $11.7 million during the year ended December 31, 2008.  The increased provision for the year was primarily the result of $25.3 million of net loan charge-offs combined with continued weakness in local real estate markets.  Net charge-offs totaled $6.1 million for the year ended December 31, 2007.  The increase in charge-offs reflects the general decline of real estate markets and an increased likelihood of the borrower being unable to resolve the ongoing default in the terms of the loan prior to completion of a sheriff’s sale.  As such, charge-offs are generally being recognized earlier in the foreclosure process then they have been in prior periods.  See Asset Quality section beginning on page 15 for an analysis of charge-offs, non-performing assets, specific reserves and additional provisions.

Noninterest Income.  Total noninterest income decreased $551,000, or 8.1%, to $6.3 million during the year ended December 31, 2008 from $6.8 million during the year ended December 31, 2007.  The decrease primarily resulted from $2.0 million in loss on impairment of securities recognized on a collateralized mortgage obligation during the year ended December 31, 2008.  The loss on impairment was partially offset by an increase in mortgage banking income generated by our Waterstone Mortgage Corporation subsidiary.  Mortgage banking income increased $1.4 million, or 47.5%, to $4.3 million for the year ended December 31, 2008 compared to $2.9 million for the year ended December 31, 2007.

Noninterest Expense. Total noninterest expense increased $5.2 million, or 18.1%, to $33.9 million during the year ended December 31, 2008 from $28.7 million during the year ended December 31, 2007.  The increase was primarily the result of the increase in real estate owned expense, reflecting the increase in real estate owned.

Real estate owned expense totaled $4.6 million for the year ended December 31, 2008 compared to $1.2 million during the year ended December 31, 2007.  Real estate owned expense includes the net gain or loss recognized upon the sale of a foreclosed property, as well as the operating and carrying costs related to the properties.  During the year ended December 31, 2008, operational expenses totaled $3.2 million and net losses on sales of real estate totaled $1.4 million.  The increase in expense compared to the prior period results from an increase in the number and total cost basis of foreclosed properties.  The average balance of real estate owned totaled $15.6 million for the year ended December 31, 2008 compared to $3.4 million for the year ended December 31, 2007.

Compensation, payroll taxes and other employee benefit expense increased $1.6 million, or 10.3%, to $17.1 million during the year ended December 31, 2008 from $15.5 million during the year ended December 31, 2007.  This increase resulted primarily from an increase in salary expense, partially offset by a reduction in expense related to the ESOP.  Salary expense increased $2.3 million, or 21.5%, to $12.7 million during the year ended December 31, 2008 compared to $10.5 million during the year ended December 2007 primarily as a result of commissions directly related to an increase in loan origination activity.  Expense related to the Company’s ESOP decreased $477,000 during the year ended December 31, 2008 to $776,000 from $1.3 million for the year ended December 31, 2007.  This decrease reflects the decrease in the Company’s average share price of $10.17 for the year ended December 31, 2008 as compared $16.44 for the comparable period in 2007.

Other non-interest expense increased $1.0 million, or 45.7%, to $3.3 million for the year ended December 31, 2008 from $2.3 million during the year ended December 31, 2007.  The increase is primarily the result of the increase in FDIC deposit insurance.  FDIC insurance increased $419,000 to $545,000 for the year ended December 31, 2008 from $126,000 for the year ended December 31, 2007.  In addition, during 2008, the Company incurred $243,000 of expense related to the retirement of building signage resulting from the Bank’s name change.

                 Income Taxes. Income tax expense of $2.3 million for the year ended December 31, 2008 is comprised of $7.6 million in deferred tax expense partially offset by current tax benefit of $5.3 million.  The deferred tax expense is the result of valuation allowances established in the third quarter of 2008 in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  Under generally accepted accounting principals, a valuation allowance is required to be recognized if it is "more likely than not" that a deferred tax asset will not be realized.  The current year benefit is equal to the refund receivable as a result of carrying back current year taxable losses to prior years.

                Calendar 2007 tax benefit of $254,000 is comprised of a current tax liability of $2.2 million on 2007 taxable income offset by deferred tax benefit of $2.5 million on non-deductible expenses expected to reverse in future periods.

                Net Loss. As a result of the foregoing factors, net loss for the year ended December 31, 2008 totaled $26.4 million as compared to net income of $1.6 million during the year ended December 31, 2007.

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

Total Interest Income. Total interest income increased $4.7 million, or 5.1%, to $97.0 million during the year ended December 31, 2007 compared to $92.2 million for the year ended December 31, 2006.  Interest income on loans increased $3.3 million, or 3.9%, to $87.1 million for the year ended December 31, 2007 compared to $83.8 million for the year ended December 31, 2006.  The increase in interest income resulted from an increase in the average outstanding loans receivable balance of $36.9 million, or 2.7%, to $1.39 billion during the year ended December 31, 2007 from $1.35 billion during the year ended December 31, 2006.  The increase in interest income also reflects a 7 basis point increase in the average yield on loans to 6.28% for the year ended December 31, 2007 from 6.21% for the year ended December 31, 2006.  The remaining increase in total interest income reflected interest income from mortgage related securities which increased $1.6 million, or 37.7%, to $5.9 million for the year ended December 31, 2007 compared to $4.3 million for the year ended December 31, 2006.  This was due to the increase in the average outstanding balance of the mortgage related securities portfolio of $24.0 million, or 27.6%, to $111.1 million during the year ended December 31, 2007 from $87.1 million during the year ended December 31, 2006.   The increase in interest income from mortgage related securities also reflects a 39 basis point increase in the average yield on investment securities to 5.28% for the year ended December 31, 2007 from 4.89% for the year ended December 31, 2006.  The increase in interest income on loan and mortgage related securities was partially offset by a decrease in interest on other earning assets.  Interest on other earning assets decreased $138,000, or 3.3%, to $4.0 million for the year ended December 31, 2007 compared to $4.1 million for the year ended December 31, 2006.  This was due primarily to a 16 basis point decrease in the average yield on other earning assets to 4.41% for the year ended December 31, 2007 from 4.57% for the year ended December 31, 2006.  The decrease in average yield on other interest earning assets results primarily from a decline in dividends received on the Company’s FHLB stock.  The FHLB stock yielded a return of 2.92% during the year ended December 31, 2006, however, the yield for the year ended December 31, 2007 decreased to 2.11%, which resulted from the FHLB’s decision to not distribute a dividend in the third and fourth quarters of fiscal 2007.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 2.4% and 2.3% for the years ended December 31, 2008 and 2007.  The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets.  We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans.  We also adjust liquidity as appropriate to meet asset and liability management objectives.  The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the full Asset/Liability Committee.  Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.  Regulatory liquidity, as required by the Wisconsin Department of Financial Institutions, is based on current liquid assets as a percentage of the prior month’s average deposits and short-term borrowings.  Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings.  The Bank’s primary and total regulatory liquidity at December 31, 2008 was 5.55% and 8.05%, respectively.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At December 31, 2008 and 2007, respectively, $23.8 million and $17.9 million of our assets were invested in cash and cash equivalents.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage related securities, increases in deposit accounts, Federal funds purchased and advances from the FHLBC.

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

During the years ended December 31, 2008, 2007 and 2006, our loan originations, net of collected principal, totaled $216.0 million, $48.6 million and $68.7 million, respectively.  Cash received from the calls, maturities and principal repayments of debt and mortgage related securities totaled $24.7 million, $23.1 million and $15.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.  We purchased $42.1 million, $76.4 million and $36.0 million in debt and mortgage related securities classified as available for sale during the years ended December 31, 2008, 2007 and 2006, respectively.  In addition, we purchased $4.3 million and $7.6 million in securities classified as held to maturity during the years ended December 31, 2008 and 2007, respectively.  We sold $25.9 million in available for sale debt and mortgage related securities during the year ended December 31, 2006.  There were no securities sold during the years ended December 31, 2008 and 2007.

Deposit flows are generally affected by the level of interest rates and products offered by local competitors, and other factors.  The net increase in deposits was $201.4 million during the year ended December 31, 2008.  Net decreases in deposits totaled $41.7 million and $9.4 million during the years ended December 31, 2007 and 2006, respectively.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds.  At December 31, 2008, we had $403.0 million in advances from the Federal Home Loan Bank of Chicago, of which $4.1 million was due within 12 months, and an additional available borrowing limit of $134.0 million based on collateral requirements of the Federal Home Loan Bank of Chicago.

At December 31, 2008, we had outstanding commitments to originate loans of $15.3 million and unfunded commitments under construction loans, lines of credit and standby letters of credit of $63.1 million.  At December 31, 2008, certificates of deposit scheduled to mature in less than one year totaled $826.0 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances in order to maintain our level of assets.  However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed.  Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available for sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

WaterStone Bank has various financial obligations, including contractual obligations and commitments that may require future cash payments.  The following tables present information indicating various non-deposit contractual obligations and commitments of WaterStone Bank as of December 31, 2008 and the respective maturity dates.

Contractual Obligations

			More Than	More Than
			One Year	Three Years
		One Year or	Through	Through Five
	Total	Less	Three Years	Years	Over Five Years
	(In Thousands)
Deposits without a stated maturity (5)	$154,364	$154,364	$-	$-	$-
Certificates of deposit (5)	1,041,533	826,027	193,432	21,997	77
Federal Home Loan Bank advances (1)	403,000	4,100	48,900	-	350,000
Repurchase agreements (5)	84,000	-	-	-	84,000
Operating leases (2)	104	104	-	-	-
Capital lease (3)	3,375	3,375	-	-	-
State income tax obligation (4)	2,484	1,242	1,242	-	-
Salary continuation agreements	2,257	576	746	340	595
Total Contractual Obligations	$1,691,117	$989,788	$244,320	$22,337	$434,672
_______________
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
(5) Excludes interest.

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of December 31, 2008.

Other Commitments

			More than	More than
			One Year	Three
			through	Years
		One Year	Three	Through	Over Five
	Total	or Less	Years	Five Years	Years
	(In Thousands)
Real estate loan commitments(1)	$15,340	$15,340	$-	$-	$-
Unused portion of home equity lines of credit(2)	30,368	30,368	-	-	-
Unused portion of construction loans(3)	20,241	20,241	-	-	-
Unused portion of business lines of credit	10,584	10,584
Standby letters of credit	1,866	1,629	152	85	-
Total Other Commitments	$78,399	$78,162	$152	$85	$-
_______________
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

Impact of Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised December 2007), Business Combinations, which replaces FASB Statement No. 141, “Business Combinations.” This statement requires an acquirer to recognize identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their full fair values at that date, with limited exceptions. Assets and liabilities assumed that arise from contractual contingencies as of the acquisition date must also be measured at their acquisition-date full fair values. SFAS 141R requires the acquirer to recognize goodwill as of the acquisition date, and in the case of a bargain purchase business combination, the acquirer shall recognize a gain. Acquisition-related costs are to be expensed in the periods in which the costs are incurred and the services are received. Additional presentation and disclosure requirements have also been established to enable financial statement users to evaluate and understand the nature and financial effects of business combinations. SFAS 141R is to be applied prospectively for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141R had no impact on the Company’s results of operations, financial position, or liquidity.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 requires noncontrolling interests to be treated as a separate component of equity, rather than a liability or other item outside of equity. This statement also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the income statement. Changes in a parent’s ownership interest, as long as the parent retains a controlling financial interest, must be accounted for as equity transactions, and should a parent cease to have a controlling financial interest, SFAS 160 requires the parent to recognize a gain or loss in net income. Expanded disclosures in the consolidated financial statements are required by this statement and must clearly identify and distinguish between the interest of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is to be applied prospectively for fiscal years beginning on or after December 15, 2008, with the exception of presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The adoption of SFAS 160 had no impact on the Company’s results of operations, financial position, or liquidity.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location of gain and loss amounts on derivative instruments by type of contract, and (4) disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 had no impact on the Company’s results of operations, financial position, or liquidity.

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

Impact of Inflation and Changing Prices

The financial statements and accompanying notes of WaterStone Bank have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP").  GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations.  Unlike industrial companies, our assets and liabilities are primarily monetary in nature.  As a result, changes in market interest rates have a greater impact on performance than do the effects of inflation.

Quarterly Financial Information

The following table sets forth certain unaudited quarterly data for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2008 (unaudited)
Interest income	$24,577	$25,248	$28,087	$26,166
Interest expense	16,084	15,498	15,756	15,689
Net interest income	8,493	9,750	12,331	10,477
Provision for loan losses	2,699	8,577	23,301	3,052
Net income after provision for loan losses	5,794	1,173	(10,970)	7,425
Total noninterest income	1,727	2,252	597	1,715
Total noninterest expense	7,002	8,653	9,236	8,969
Income (loss) before income taxes	519	(5,228)	(19,609)	171
Income taxes (benefit)	(90)	(2,692)	8,578	(3,497)
Net income (loss)	$609	$(2,536)	$(28,187)	$3,668
Income (loss) per share – basic	$0.02	$(0.08)	$(0.92)	$0.11
Income (loss) per share - diluted	$0.02	$(0.08)	$(0.92)	$0.11

2007 (unaudited)
Interest income	$23,575	$24,335	$24,420	$24,645
Interest expense	14,809	15,345	15,913	16,067
Net interest income	8,766	8,990	8,507	8,578
Provision for loan losses	350	5,676	2,826	2,845
Net income after provision for loan losses	8,416	3,314	5,681	5,733
Total noninterest income	1,603	1,711	1,863	1,665
Total noninterest expense	6,808	6,988	7,178	7,708
Income (loss) before income taxes	3,211	(1,963)	366	(310)
Income taxes (benefit)	1,112	(694)	(55)	(617)
Net income (loss)	$2,099	$(1,269)	$421	$307
Income (loss) per share – basic	$0.06	$(0.04)	$0.01	$0.01
Income (loss) per share - diluted	$0.06	$(0.04)	$0.01	$0.01

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature.  Consequently, our most significant form of market risk is interest rate risk.  Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits.  As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates.  Accordingly, WaterStone Bank’s board of directors has established an Asset/Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of directors.  Management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee meets at least weekly to review our asset/liability policies and interest rate risk position, which are evaluated quarterly.

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2008 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions can have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a negative impact on net interest income and earnings.

Percentage Increase (Decrease) in Estimated Net Annual Interest Income Over 24 Months

300 basis point increase in rates	(0.69%)
200 basis point increase in rates	0.98%
100 basis point increase in rates	0.36%
100 basis point decrease in rates	(5.29%)
200 basis point decrease in rates	(6.33%)
300 basis point decrease in rates	(11.21%)

WaterStone Bank’s Asset/Liability policy limits projected changes in net average annual interest income to a maximum variance of (10%) to (50%) for various levels of interest rate changes measured over a 24-month period when compared to the flat rate scenario.  In addition, projected changes in the capital ratio are limited to (.15%) to (1.00%) for various levels of changes in interest rates when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  Because our balance sheet is moderately asset sensitive, income is projected to increase as interest rates rise.  At December 31, 2008, a 100 basis point immediate and instantaneous increase in interest rates had the effect of increasing forecast net interest income by 0.36% while a 100 basis point decrease in rates had the effect of reducing net interest income by 5.29%.  At December 31, 2008, a 100 basis point immediate and instantaneous increase in interest rates had the effect of increasing the forecast return on assets by 0.01% while a 100 basis point decrease in rates had the effect of reducing the return on assets by 0.13%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of directors
Waterstone Financial, Inc.:

We have audited the accompanying consolidated statements of financial condition of Waterstone Financial, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Milwaukee, Wisconsin
March 11, 2009

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
December 31, 2008 and 2007

	December 31,
	2008	2007
Assets	(In Thousands, except share data)
Cash	$14,847	5,492
Federal funds sold	9,002	11,833
Interest-earning deposits in other financial institutions
and other short term investments	-	559
Cash and cash equivalents	23,849	17,884
Securities available for sale (at fair value)	179,887	172,137
Securities held to maturity (at amortized cost)
fair value of $8,165 in 2008 and $7,174 in 2007	9,938	7,646
Loans held for sale	12,993	23,108
Loans receivable	1,559,758	1,402,048
Less: Allowance for loan losses	25,167	12,839
Loans receivable, net	1,534,591	1,389,209

Office properties and equipment, net	30,560	32,018
Federal Home Loan Bank stock, at cost	21,653	19,289
Cash surrender value of life insurance	32,399	25,649
Real estate owned	24,653	8,543
Prepaid expenses and other assets	14,909	14,719
Total assets	$1,885,432	1,710,202
Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$53,434	53,210
Money market and savings deposits	100,930	114,387
Time deposits	1,041,533	826,938
Total deposits	1,195,897	994,535

Short-term borrowings	4,100	53,484
Long-term borrowings	482,900	422,000
Advance payments by borrowers for taxes	862	607
Other liabilities	30,406	37,757
Total liabilities	1,714,165	1,508,383

Shareholders’ equity:
Preferred stock (par value $.01 per share)
Authorized - 20,000,000 shares, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 200,000,000 shares in 2008 and 2007
Issued - 33,974,250 in 2008 and 33,975,250 in 2007
Outstanding - 31,249,897 in 2008 and 31,250,897 in 2007	340	340
Additional paid-in capital	107,839	106,306
Accumulated other comprehensive income (loss), net of taxes	(6,449)	44
Retained earnings	119,921	146,367
Unearned ESOP shares	(5,123)	(5,977)
Treasury shares (2,724,353 shares), at cost	(45,261)	(45,261)
Total shareholders’ equity	171,267	201,819
Total liabilities and shareholders’ equity	$1,885,432	1,710,202

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2008, 2007 and 2006

	Years ended December 31,
	2008	2007	2006
	(In Thousands, except per share amounts)

Interest income:
Loans	$92,860	87,101	83,822
Mortgage-related securities	7,679	5,869	4,263
Debt securities, federal funds sold and
short-term investments	3,539	4,005	4,143
Total interest income	104,078	96,975	92,228
Interest expense:
Deposits	42,250	44,910	42,038
Borrowings	20,777	17,224	11,741
Total interest expense	63,027	62,134	53,779
Net interest income	41,051	34,841	38,449
Provision for loan losses	37,629	11,697	2,201
Net interest income after provision for loan losses	3,422	23,144	36,248
Noninterest income:
Service charges on loans and deposits	1,656	1,983	2,021
Increase in cash surrender value of life insurance	1,444	1,192	1,055
Loss on impairment or sale of securities	(1,997)	-	(819)
Mortgage banking income	4,296	2,912	2,109
Other	892	755	790
Total noninterest income	6,291	6,842	5,156
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	17,080	15,487	16,209
Occupancy, office furniture, and equipment	4,779	4,990	4,304
Advertising	1,155	1,158	1,369
Data processing	1,377	1,622	1,730
Communications	692	729	700
Professional fees	924	1,230	1,243
Real estate owned	4,551	1,200	116
Other	3,302	2,266	2,981
Total noninterest expenses	33,860	28,682	28,652
Income (loss) before income taxes	(24,147)	1,304	12,752
Income tax (benefit) expense	2,299	(254)	4,699
Net income (loss)	$(26,446)	1,558	8,053
Income (loss) per share:
Basic	$(0.87)	0.05	0.24
Diluted	$(0.87)	0.05	0.24
Weighted average shares outstanding:
Basic	30,556,004	31,570,677	33,076,565
Diluted	30,556,004	31,578,626	33,076,565

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2008, 2007 and 2006

						Accumulated
			Additional		Unearned	Other
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Shares	Equity
	(In Thousands)
Balances at December 31, 2005	33,724	337	103,859	136,756	(7,685)	(1,571)	—	231,696

Comprehensive income:
Net income	—	—	—	8,053	—	—	—	8,053
Other comprehensive income:
Net unrealized holding losses on
available for sale securities arising during
the period, net of taxes of $101	—	—	—	—	—	(187)	—	(187)
Reclassification adjustment for net losses
on available for sale securities realized in
net income, net of taxes of $285	—	—	—	—	—	533	—	533
Total comprehensive income								8,399
ESOP shares committed to be released to Plan
participants	—	—	323	—	854	—	—	1,177

Balances at December 31, 2006	33,724	$337	104,182	144,809	(6,831)	(1,225)	—	241,272

Comprehensive income:
Net income	—	—	—	1,558	—	—	—	1,558
Other comprehensive income:
Net unrealized holding gains on
available for sale securities realized in net
income, net of taxes of $684	—	—	—	—	—	1,269	—	1,269
Total comprehensive income								2,827
ESOP shares committed to be released to
Plan participants	—	—	398	—	854	—	—	1,252
Stock based compensation	251	3	1,726					1,729
Purchase of treasury shares	(2,724)	—	—	—	—	—	(45,261)	(45,261)

Balances at December 31, 2007	31,251	$340	106,306	146,367	(5,977)	44	(45,261)	201,819

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2008, 2007 and 2006

						Accumulated
			Additional		Unearned	Other
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Shares	Equity
	(In Thousands)
Balances at December 31, 2007	31,251	340	106,306	146,367	(5,977)	44	(45,261)	201,819

Comprehensive income:
Net loss	—	—	—	(26,446)	—	—	—	(26,446)
Other comprehensive income:
Net unrealized holding losses on
available for sale securities arising during
the period, net of taxes of $4,195	—	—	—	—	—	(7,791)	—	(7,791)
Reclassification adjustment for net losses
on available for sale securities realized in
net income, net of taxes of $699	—	—	—	—	—	1,298	—	1,298
Total comprehensive income								(32,939)
ESOP shares committed to be released to
Plan participants	—	—	(78)	—	854	—	—	776
Stock based compensation	(1)	—	1,611	—	—	—	—	1,611

Balances at December 31, 2008	31,250	$340	107,839	119,921	(5,123)	(6,449)	(45,261)	171,267

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006

	Years ended December 31,
	2008	2007	2006
	(In Thousands)

Operating activities:
Net (loss) income	$(26,446)	1,558	8,053
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Provision for loan losses	37,629	11,697	2,201
Provision for depreciation	2,430	2,633	2,369
Deferred income taxes	7,560	(2,469)	(1,280)
Stock based compensation	1,611	1,729	—
Net amortization of premium/discount on debt and
mortgage related securities	(445)	(219)	22
Amortization of unearned ESOP shares	776	1,252	1,177
Gain on sale of loans held for sale	(3,437)	(1,820)	(1,054)
Loans originated for sale	(255,891)	(242,120)	(84,603)
Proceeds on sales of loans originated for sale	268,690	226,219	80,270
Increase in accrued interest receivable	(1,207)	(950)	(621)
Increase in cash surrender value of life insurance	(1,444)	(1,192)	(1,055)
Increase (decrease) in accrued interest on deposits	1,240	(45)	1,301
Increase (decrease) in other liabilities	(6,054)	1,046	2,901
Loss on impairment or sale of securities	1,997	—	819
(Gain) loss on sale of office properties and equipment	233	(77)	7
Net loss related to real estate owned	1,417	712	31
Other	(4,591)	1,822	(417)

Net cash provided by (used in) operating activities	24,068	(224)	10,121

Investing activities:
Net increase in loans receivable	(215,957)	(48,643)	(68,717)
Purchases of:
Debt securities	(11,596)	(28,958)	—
Mortgage related securities	(30,525)	(47,401)	(36,037)
Structured notes, held to maturity	(4,289)	(7,646)	—
Premises and equipment, net	(1,284)	(2,122)	(11,598)
Waterstone Mortgage Corporation, net of cash	—	—	(1,081)
Bank owned life insurance	(5,306)	(306)	(306)
FHLB stock	(2,364)	(2,076)	(2,807)
Proceeds from:
Principal repayments on mortgage-related securities	19,452	17,621	15,457
Maturities of debt securities	3,244	5,509	—
Sales of debt securities	—	—	12,832
Sales of mortgage related securities	—	—	13,036
Calls of structured notes	1,998	—	—
Sales of foreclosed properties and other assets	15,391	3,369	2,984

Net cash used by investing activities	(231,236)	(110,653)	(76,237)

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006

	Years ended December 31,
	2008	2007	2006
		(In Thousands)

Financing activities:
Net increase (decrease) in deposits	201,362	(41,683)	(9,375)
Net change in short-term borrowings	(53,484)	(35,519)	(112,209)
Proceeds from long-term borrowings	65,000	177,000	245,000
Net increase in advance payments by borrowers for taxes	255	417	9
Purchase of treasury stock	—	(45,261)	—

Net cash provided by financing activities	213,133	54,954	123,425
Increase (decrease) in cash and cash equivalents	5,965	(55,923)	57,309
Cash and cash equivalents at beginning of period	17,884	73,807	16,498
Cash and cash equivalents at end of period	$23,849	17,884	73,807

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	230	4,429	4,777
Interest payments	61,787	62,179	52,477
Noncash investing activities:
Loans receivable transferred to other real estate	32,946	13,455	1,572
Non Cash financing activities:
Long-term FHLB advances reclassified to short-term	4,100	47,779	66,224

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006

1)	Summary of Accounting Policies

a)	Organization

The board of directors of WaterStone Bank (the Bank) adopted the Plan of Reorganization and related Stock Issuance Plan on May 17, 2005, as amended on June 3, 2005, under which Waterstone Financial, Inc. (the Company) was formed to become the mid-tier holding company for the Bank. In addition, Lamplighter Financial, MHC, a Federally-chartered mutual holding company, was formed to become the majority owner of Waterstone Financial, Inc. The Company’s outstanding common shares are 73.8% owned by Lamplighter Financial, MHC at December 31, 2008.

At a special meeting of shareholders held on July 18, 2008, the shareholders of Wauwatosa Holdings, Inc. approved an amendment to the Company’s charter changing its name to Waterstone Financial, Inc.  The charter amendment was effective August 1, 2008.

b)	Nature of Operations

The Company operates as a one-bank holding company.  The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits to originate real estate, business and consumer loans.

c)	Principles of Consolidation

The consolidated financial statements include the accounts and operations of Waterstone Financial, Inc. and its wholly owned subsidiary, WaterStone Bank.  The Bank has the following wholly owned subsidiaries: Wauwatosa Investments, Inc., Waterstone Mortgage Corporation and Main Street Real Estate Holdings, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Bank provides a full range of financial services to customers through branch locations in southeastern Wisconsin. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

d)	Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include: the allowance for loan losses, deferred income taxes, valuation of investments, evaluation of other than temporary impairment on investments and real estate owned. Actual results could differ from those estimates and the current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

e)	Cash and Cash Equivalents

The Company considers federal funds sold and highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

f)	Securities

Available for Sale Securities

Management has designated certain securities as available for sale. As such, they are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of equity.  The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage related securities, over the estimated life of the security. Such amortization is included in interest income from investments.  Realized securities gains or losses on securities sales (using specific identification method) and declines in value judged to be other than temporary are included in investment securities gains (losses), net, in the consolidated statements of income.

Held to Maturity Securities

Debt securities that the Company has the intent and ability to hold to maturity have been designated as held to maturity.  Such securities are stated at amortized cost.

Other Than Temporary Impairment

One of the significant estimates related to securities is the evaluation of investments for other than temporary impairment.  The Company assesses all investment securities with significant unrealized positions for other than temporary impairment on at least a quarterly basis.  When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either temporary or other than temporary.  In evaluating other than temporary impairment, management considers the length of time and extent to which the fair value has been less than cost and the expected recovery period of the security, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.  Declines in the fair value of investment securities available for sale that are deemed to be other than temporary are charged to earnings as a realized loss reflecting the entire difference between the investment’s amortized cost and its fair value.  Following the recognition of an other than temporary impairment, the fair value of an investment becomes the new cost basis.  For fixed maturities, the Company accretes the new cost basis to par over the expected remaining life of the investment by adjusting the investment’s yield. Because the Company’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other than temporary impairment exists and, if so, the amount considered other than temporarily impaired, or not impaired, is subjective and, therefore, the timing and amount of other than temporary impairments constitute material estimates that are subjective to significant change.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is carried at cost, which is the amount that the stock is redeemable by tendering to the FHLB or the amount at which shares can be sold to other FHLB members.  FHLB dividends are recognized as income on their ex-dividend date.

g)	Loans Held for Sale

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

h)	Loans Receivable and Related Interest Income

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

j)	Real Estate Owned

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

k)	Cash Surrender Value of Life Insurance

The Company purchased bank owned life insurance on the lives of certain employees.  The Company is the beneficiary of the life insurance policies.  The cash surrender value of life insurance is reported at the amount that would be received in cash if the polices were surrendered.  Increases in the cash value of the policies and proceeds of death benefits received are recorded in non-interest income.  The increase in cash surrender value of life insurance is not subject to income taxes, as long as the Company has the intent and ability to hold the policies until the death benefits are received.

l)	Office Properties and Equipment

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

m)	Income Taxes

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

The Company evaluates the realizability of its deferred tax assets on a quarterly basis.  Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination.  The benefit of uncertain tax positions are initially recognized in the financial statement only when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.   Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement.

n)	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Shares of the Employee Stock Ownership Plan committed to be released are considered outstanding for both common and diluted EPS.  Incentive stock compensation awards granted can result in dilution.

o)	Other Comprehensive Income

Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles bypass reported net income.  The Company includes unrealized gains or losses, net of tax, on securities available for sale in other comprehensive income.

p)	Employee Stock Ownership Plan (ESOP)

Compensation expense under the ESOP is equal to the fair value of common shares released or committed to be released to participants in the ESOP in each respective period.  Common stock purchased by the ESOP and not committed to be released to participants is included in the consolidated statements of financial condition at cost as a reduction of shareholders’ equity.

q)	Reclassifications

Certain prior year amounts have been reclassified to conform to the 2008 presentation.

2)	Securities

Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities follow:

	December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$38,966	1,133	(14)	40,085
Collateralized mortgage obligations	100,896	1,068	(10,507)	91,457
Mortgage related securities	139,862	2,201	(10,521)	131,542
Government sponsored entity bonds	11,007	335	—	11,342
Municipals	32,697	291	(1,626)	31,362
Corporate notes	992	—	(51)	941
Other debt securities	5,250	—	(550)	4,700
Debt securities	49,946	626	(2,227)	48,345
	$189,808	2,827	(12,748)	179,887

	December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$20,128	154	(68)	20,214
Collateralized mortgage obligations	110,419	1,050	(1,073)	110,396
Mortgage related securities	130,547	1,204	(1,141)	130,610
Government sponsored entity bonds	13,996	187	(1)	14,182
Municipals	27,277	209	(391)	27,095
Debt securities	41,273	396	(392)	41,277
Other securities	250	—	—	250
	$172,070	1,600	(1,533)	172,137

At December 31, 2008, $10.3 million of the Company’s government sponsored entity bonds and $87.4 million of the Company’s mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006

The amortized cost and fair value of securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers or borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2008
	Amortized
	cost	Fair value
	(In Thousands)
Debt securities:
Due within one year	$8,994	9,061
Due after one year through five years	4,514	4,772
Due after five years through ten years	5,949	6,127
Due after ten years	30,489	28,385
Mortgage-related securities	139,862	131,542
	$189,808	179,887

There were no securities sales in 2008 or 2007.  Proceeds from securities sales in 2006 totaled $25.9 million and gross realized losses totaled $819,000.

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$—	—	1,705	(14)	1,705	(14)
Collateralized mortgage obligations	33,787	(9,599)	15,050	(908)	48,837	(10,507)
Government sponsored entity bonds	—	—	—	—	—	—
Municipals	10,169	(533)	11,260	(1,093)	21,429	(1,626)
Corporate notes	941	(51)	—	—	941	(51)
Other debt securities	4,450	(550)	—	—	4,450	(550)
	$49,347	(10,733)	28,015	(2,015)	77,362	(12,748)

	December 31, 2007
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$—	—	3,230	(68)	3,230	(68)
Collateralized mortgage obligations	—	—	38,707	(1,073)	38,707	(1,073)
Government sponsored entity bonds	—	—	998	(1)	998	(1)
Municipals	15,079	(391)	—	—	15,079	(391)
Other Securities	—	—	—	—	—	—
	$15,079	(391)	42,935	(1,142)	58,014	(1,533)

As of December 31, 2008, the Company had twenty-four securities which have been in an unrealized loss position for twelve months or longer, including: one mortgage backed security, seven collateralized mortgage obligation securities and sixteen municipal securities.  The Company assesses all of its investment securities with unrealized loss positions for other than temporary impairment on at least a quarterly basis.  In evaluating other than temporary impairment, management considers the length of time and extent to which the fair value has been less than cost and the expected recovery period of the security, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.  Based upon the aforementioned factors, the Company identified three collateralized mortgage obligation securities for which a cash flow analysis was performed to determine whether an other than temporary impairment was warranted.  Based upon the cash flow analysis, the Company estimated that one of these three collateralized mortgage obligations would incur a loss of principal given certain assumptions due to elevated default rates of the underlying collateral.  As a result of this anticipated loss of principal, a $2.0 million other than temporary impairment loss was recognized in 2008.  The impairment related to the remaining two collateralized mortgage obligations was deemed to be temporary based upon the results of the cash flow analysis.  These two securities had a fair value of $9.9 million and $1.9 million and an amortized cost of $18.0 million and $2.0 million as of December 31, 2008.

Exclusive of the three aforementioned collateralized mortgage obligations, the Company has determined that the decline in fair value of the remaining securities is not attributable to credit deterioration, and because the Company has the ability and intent to hold these securities until a market price recovery or maturity, these investments are not considered other than temporarily impaired.

Continued deterioration of general economic market conditions could result in the recognition of future other than temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

Securities Held to Maturity

As of December 31, 2008, the Company held three securities that have been designated as held to maturity.  The securities have a total amortized cost of $9.9 million and an estimated fair value of $8.2 million.  Each security is callable quarterly beginning in the first quarter of 2009.  Two have a final maturity in 2022 and the remaining security has a final maturity in 2023.  A significant portion of the difference between fair value and amortized cost with respect to this portfolio relates to one structured note with an amortized cost of $2.6 million and a fair value of $1.3 million.  Due to the magnitude of the difference between fair  value and amortized cost and given a downgrade in the securities Moody’s rating, the Company has performed an assessment to determine whether this security is other than temporarily impaired.  Based upon a number of factors, including an ongoing investment on the part of the United States government, the Company has determined that the security is not other than temporarily impaired at December 31, 2008.

3)	Loans Receivable

Loans receivable at December 31, 2008 and 2007 are summarized as follows:

	December 31,
	2008	2007
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$790,486	672,362
Over four-family	512,746	477,766
Construction and land	131,840	156,289
Commercial real estate	55,193	51,983
Home equity	89,648	85,954
Consumer	365	286
Commercial loans	43,006	28,222
	1,623,284	1,472,862
Less:
Undisbursed loan proceeds	61,192	67,549
Unearned loan fees	2,334	3,265
	$1,559,758	1,402,048

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  The Company does not have a concentration of loans in any specific industry.  Credit risks tend to be geographically concentrated in that a majority of the Company’s customer base lies in the Milwaukee metropolitan area.  Furthermore, as of December 31, 2008, 87.2% of the Company’s loan portfolio involves loans that are to secured by real estate properties located primarily within the Milwaukee metropolitan area.  Residential real estate collateralizing $164.2 million or 10.4% of total mortgage loans is located outside of the state of Wisconsin.

The unpaid principal balance of loans serviced for others was $4.9 million and $5.2 million at December 31, 2008 and December 31, 2007, respectively. These loans are not reflected in the consolidated financial statements.

A summary of the activity for the years ended December 31, 2008, 2007 and 2006 in the allowance for loan losses follows:

	Years ended December 31,
	2008	2007	2006
	(In Thousands)

Balance at beginning of period	$12,839	7,195	5,250
Provision for loan losses	37,629	11,697	2,201
Charge-offs	(25,777)	(6,163)	(536)
Recoveries	476	110	280
Balance at end of period	$25,167	12,839	7,195
Percentage of allowance to
gross loans	1.61%	0.92%	0.52%

Non-accrual loans totaled $107.7 million and $80.4 million at December 31, 2008 and 2007, respectively.

During 2007 and into 2008, the Company experienced significant deterioration in credit quality, primarily in its residential and construction and land portfolios.  These two segments represent a significant portion of the overall loan portfolio.  The downturn in the residential real estate market that has persisted throughout 2008 has reduced demand and market prices for vacant land, new construction and existing residential units.  The overall economic downturn and the depressed real estate market have negatively impacted many residential real estate customers and has resulted in an increase in nonperforming loans.

The following table presents data on impaired loans at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In Thousands)
Impaired loans for which an allowance
has been provided	$41,970	27,896
Impaired loans for which no allowance
has been provided	56,382	54,632
Total loans determined to be impaired	$98,352	82,528
Allowance for loan losses related to
impaired loans	$9,832	5,783

Average recorded investment in
impaired loans	$93,066	51,110
Cash basis interest income recognized
from impaired loans	$5,549	2,735

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006

Determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral.  This analysis is primarily based upon third party appraisals, or a discounted cash flow analysis in the case of an income producing property.  The valuation process is subject to the use of significant estimates and actual results could differ from estimates.

As of December 31, 2008 and 2007, troubled debt restructurings totaled $2.4 million and $2.2 million, respectively.  The loans are performing in accordance with the terms of the restructuring as of December 31, 2008.

The Company serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in Wisconsin. The loan portfolio is widely diversified by types of borrowers, property type, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2008 and 2007, no loans to one borrower or industry concentrations existed in the Company’s loan portfolio in excess of 10% of total loans.

4)	Office Properties and Equipment

Office properties and equipment are summarized as follows:

	December 31,
	2008	2007
	(In Thousands)
Land	$6,297	5,994
Office buildings and improvements	29,791	29,709
Furniture and equipment	9,553	9,224
	45,641	44,927
Less accumulated depreciation	(15,081)	(12,909)
	$30,560	32,018

The Company is obligated under a capital lease related to facilities and equipment at one of the Company’s branch locations. The four-year lease, which was entered into in March 2005, provides the Company an option to either purchase the building for $3.3 million at maturity or to renew the lease for an additional 26 years. The building was occupied in September 2005 and the Company exercised its purchase option on February 25, 2009.

The gross amount of buildings and improvements and accumulated amortization recorded under the capital lease is as follows:

	December 31,
	2008	2007
	(In Thousands)
Office buildings and improvements	$5,708	5,727
Less accumulated depreciation	(620)	(432)
	$5,088	5,295

Amortization of assets held under the capital lease is included in depreciation expense.

The Company and certain subsidiaries are obligated under non-cancelable operating leases for other facilities and equipment. The appropriate minimum annual commitments under all non-cancelable lease agreements and future minimum capital lease payments as of December 31, 2008 are as follows:

	Capital	Operating
	lease	leases
	(In Thousands)
Within one year	$3,375	104
Total	$3,375	104

Net minimum lease payments	3,375
Less amounts representing interest	(66)
Present value of net minimum
capital lease payments	$3,309

5)	Deposits

At December 31, 2008 and 2007, time deposits with balances greater than one hundred thousand dollars amounted to $302.6 million and $183.4 million, respectively.  Time deposits at December 31, 2008 and 2007 also include brokered deposits of $103.0 million and $14.9 million, respectively.

A summary of interest expense on deposits is as follows:

	Years ended December 31,
	2008	2007	2006
	(In Thousands)

Interest-bearing demand deposits	$151	331	631
Money market and savings deposits	2,231	4,283	2,326
Time deposits	39,868	40,296	39,081
	$42,250	44,910	42,038

A summary of the contractual maturities of time deposits at December 31, 2008 is as follows:

(In Thousands)
Within one year	$826,027
One to two years	176,510
Two to three years	16,922
Three to four years	18,645
Four through five years	3,352
After five years	77
$1,041,533

6)	Borrowings

Borrowings consist of the following:

	December 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(In Thousands)
Federal funds purchased maturing:
2008	$-	-	5,705	4.75%

Federal Home Loan Bank (FHLB) advances maturing:
2008	-	-	47,779	4.24%
2009	4,100	4.23%	4,100	4.23%
2010	48,900	4.80%	48,900	4.80%
2016	220,000	4.34%	220,000	4.34%
2017	65,000	3.19%	65,000	3.19%
2018	65,000	2.97%	-	-

Repurchase agreements maturing:
2018	84,000	3.96%	84,000	3.96%
	$487,000	3.99%	475,484	4.16%

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

The $65 million in advances due in 2017 consist of three callable advances.  The call features are as follows: $15 million at a rate of 3.46% callable beginning in February 2008 and quarterly thereafter and two $25 million advances at a weighted average rate of 3.12% callable beginning in March 2009 and quarterly thereafter.

The $65 million in advances due in 2018 consist of three callable advances.  The call features are as follows: $15 million at a rate of 2.73% callable beginning in April 2008 and quarterly thereafter and two $25 million advances at a weighted average rate of 3.04% callable beginning in May 2010 and quarterly thereafter.

The $84 million in repurchase agreements with two unrelated counter parties consist of six callable agreements.  The call features are as follows: a $15 million agreement at a rate of 2.89% callable beginning in February 2008 and quarterly thereafter; two $12 million agreements at a weighted average rate of 4.21% callable beginning in March 2009 and quarterly thereafter; two $15 million agreements at a weighted average rate of 4.24% callable beginning in August of 2009 and quarterly thereafter; and a $15 million agreement at a rate of 4.09% callable beginning in September 2010 and quarterly thereafter.  The repurchase agreements are collateralized by securities available for sale with an estimated market value of $97.7 million at December 31, 2008.

The Company selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. The Company’s borrowings at the FHLB are limited to 60% of the carrying value of unencumbered one- to four-family mortgage loans, 25% of the carrying value of home equity loans and 60% of the carrying value of over four-family loans. In addition, these advances are collateralized by FHLB stock of $21.6 million and $19.3 million at December 31, 2008 and 2007, respectively. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

Since October 2007, the FHLB Chicago has been under a consensual cease and desist order with its regulator.  Under the terms of the order, capital stock repurchases, redemptions of FHLB Chicago stock and dividend declarations are subject to prior written approval from the FHLB Chicago’s regulator.  The FHLB Chicago has not declared or paid a dividend since the third quarter of 2007.  The Company believes that all FHLB Chicago stock held at December 31, 2008 will ultimately be recovered.

At December 31, 2008, we had an additional available borrowing limit of $134.0 million based on collateral requirements of the Federal Home Loan Bank of Chicago.  In addition, the Company has a federal funds line of credit with a commercial bank of $20.0 million.  There were no federal funds borrowings outstanding as of December 31, 2008.  As of December 31, 2007, there was $5.7 million outstanding in federal funds borrowings.

7)	Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements, or overall financial performance deemed by regulators to be inadequate, can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.  On November 18, 2008, WaterStone Bank entered into an informal agreement with its federal and state bank regulators whereby it has agreed to maintain a minimum Tier 1 capital ratio of 8.00% and a minimum total risk based capital ratio of 10.00%.  At December 31, 2008, these higher capital requirements were satisfied.

As of December 31, 2008 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

As a state-chartered savings bank, the Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006

The actual and required capital amounts and ratios for the Bank as of December 31, 2008 and 2007 are presented in the table below:

	December 31, 2008
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)

WaterStone Bank
Total capital (to risk-weighted assets)	$188,527	12.84%	117,470	8.00%	146,838	10.00%
Tier I capital (to risk-weighted assets)	170,101	11.58%	58,735	4.00%	88,103	6.00%
Tier I capital (to average assets)	170,101	8.93%	76,161	4.00%	95,202	5.00%
State of Wisconsin (to total assets)	170,101	9.06%	112,680	6.00%	N/A	N/A

	December 31, 2007
WaterStone Bank
Total capital (to risk-weighted assets)	$181,745	13.43%	108,248	8.00%	135,311	10.00%
Tier I capital (to risk-weighted assets)	169,431	12.52%	54,124	4.00%	81,186	6.00%
Tier I capital (to average assets)	169,431	10.08%	67,225	4.00%	84,031	5.00%
State of Wisconsin (to total assets)	169,431	9.94%	102,250	6.00%	N/A	N/A

8)	Stock Based Compensation

Stock-Based Compensation Plan

In 2005, the Company’s shareholders approved the 2006 Equity Incentive Plan.  During the year ended December 31, 2007, the Company granted 797,500 stock options in tandem with stock appreciation rights and 251,500 shares of restricted stock.  An additional 5,000 stock options and 5,000 restricted shares were granted in 2008.  All restricted shares were issued from previously unissued shares.  All stock awards granted under these plans vest over a period of five years and are required to be settled in shares of the Company’s common stock.  The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised.

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

Assumptions are used in estimating the fair value of stock options granted.  The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the SEC simplified approach to calculating expected term.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on the historical volatility for a group of selected peers.  The following assumptions were used in estimating the fair value of options granted in the year ended December 31, 2008 and 2007.

	2008	2007
Dividend Yield	1.32%	1.32%
Risk-free interest rate	3.57%	4.44%
Expected volatility	31.86%	31.86%
Weighted average expected life	6.5 years	6.5 years
Weighted average per share value of options	$3.94	$6.25

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

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006

A summary of the Company’s stock option activity for the years ended December 31, 2008 and 2007 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Years Remaining in Contractual Term	Aggregate Instrinsic Value (000's)
Outstanding December 31, 2006
Granted	797,500	$17.63	10.00	-
Excercised	-			-
Forfeited	(15,000)	17.67	9.50	-
Outstanding December 31, 2007	782,500	17.63	9.02	-
Options exercisable at December 31, 2007	-
Granted	5,000	$11.71	10.00	-
Excercised	-			-
Forfeited	(20,000)	17.67	8.50	-
Outstanding December 31, 2008	767,500	17.59	8.03	-
Options exercisable at December 31, 2008	152,500	17.63		-

The following table summarizes information about the Company’s nonvested stock option activity for the year ended December 31, 2008:

		Weighted Average
Stock Options	Shares	Grant Date Fair Value
Nonvested at December 31, 2007	782,500	$6.25
Granted	5,000	3.94
Vested	(152,500)	6.25
Forfeited	(20,000)	6.25
Nonvested at December 31, 2008	615,000	6.21

The Company amortizes the expense related to stock options as compensation expense over the vesting period.  During the year ended December 31, 2008, 5,000 options were granted and 20,000 were forfeited.  During the year ended December 31, 2007, 797,500 options were granted and 15,000 were forfeited.  Expense for the stock options granted of $746,000 and $841,000 was recognized during the years ended December 31, 2008 and 2007, respectively.  At December 31, 2008, the Company had $2.4 million in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 36 months.

The following table summarizes information about the Company’s restricted stock shares activity for the year ended December 31, 2008:

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value
Nonvested at December 31, 2007	251,500	$17.67
Granted	5,000	9.46
Vested	(50,300)	17.67
Forfeited	(6,000)	17.67
Nonvested at December 31, 2008	200,200	17.46

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period.  During the year ended December 31, 2008, 5,000 shares of restricted stock were awarded and 6,000 were forfeited.  During the year ended December 31, 2007, 251,500 shares of restricted stock were awarded and no shares were forfeited.  Expense for the restricted stock awards of $865,000 and $888,000 was recorded for the years ended December 31, 2008 and 2007, respectively.  At December 31, 2008, the Company had $2.6 million of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period 36 months.

9)	Employee Benefit Plans

The Company participated in an industry group sponsored multi-employer defined-benefit retirement plan covering substantially all employees with one year or more of service. During the period ended December 31, 2005, the Company elected to freeze benefits accruing in the Pension Plan.  The Internal Revenue Service approved the termination of the Plan and all benefits are to be paid out to Plan participants prior to April 30, 2009.  There was no related expense for the years ended December 31, 2008, 2007 and 2006.

The Company has a 401(k) profit sharing plan and trust covering substantially all employees with at least one year of service who have attained age 18. Participating employees may annually contribute up to 15% of their pretax compensation. The Bank made no contributions to the Plan during the years ended December 31, 2008, 2007 and 2006.

The Company has a nonqualified salary continuation plan for three former employees. These agreements provide for payments of specific amounts over 10-year periods subsequent to each key employee’s retirement. The deferred compensation liability was accrued ratably to the employee’s respective normal retirement date. Payments made to the retired employees reduce the liability. As of December 31, 2008 and 2007, approximately $2.0 million and $2.4 million was accrued related to these plans, respectively. These agreements are intended to be funded by life insurance policies with a face amount of $16.4 million and a cash surrender value of $11.3 million and $10.3 million at December 31, 2008 and 2007, respectively. The former employees, however, have no interest in these policies. There was no expense for compensation under these agreements during the years ended December 31, 2008 and 2007.  The expense for compensation under these agreements was approximately $322,000, for the year ended December 31, 2006.

During the year ended December 31, 2006, the Company established a nonqualified deferred compensation plan for executive officers.  The plan allows participants to defer a portion of regular salary and bonus to future periods.  The participant earns interest on the deferred balance.  As of December 31, 2008 and 2007, compensation of approximately $763,000 and $539,000, respectively has been deferred under this plan.  Earnings credited to deferred compensation totaled $26,000 and $23,000 for the years ended December 31, 2008 and 2007, respectively.

10)	Employee Stock Ownership Plan

All employees are eligible to participate in the WaterStone Bank Employee Stock Ownership Plan (the “Plan”) after they attain twenty-one years of age and complete twelve consecutive months of service in which they work at least 1,000 hours of service.  The Plan borrowed $8.5 million from the Company and purchased 761,515 shares of common stock of the Company in the open market.  The Plan debt is secured by shares of the Company.  The Company has committed to make annual contributions to the Plan necessary to repay the loan, including interest.  The loan is scheduled to be repaid in ten annual installments.  While the shares are not released and allocated to Plan participants until the loan payment is made, the shares are deemed to be earned and are therefore, committed to be released throughout the service period.  As such, one-tenth of the shares are scheduled to be released annually as shares are earned over a period of ten years, beginning with the period ended December 31, 2005.  As the debt is repaid, shares are released from collateral and allocated to active participant accounts.  The shares pledged as collateral are reported as unearned ESOP shares in the consolidated statement of financial condition.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair market price of the shares, and the shares become outstanding for earnings per share computations.  Compensation expense attributed to the ESOP was $776,000, $1.3 million and $1.2 million, respectively for the years ended December 31, 2008, 2007 and 2006.

The aggregate activity in the number of unearned ESOP shares, considering the allocation of those shares committed to be released as of December 31, is as follows:

	2008	2007
Beginning ESOP shares	533,061	609,213
Shares committed to be released	(76,152)	(76,152)
Unreleased shares	456,909	533,061

Fair value of unreleased shares (in thousands)	$1,530	6,834

11)	Income Taxes

The provision (benefit) for income taxes for the year ended December 31, 2008, 2007 and 2006 consists of the following:

	Years ended December 31,
	2008	2007	2006
	(In Thousands)
Current:
Federal	$(5,083)	2,046	4,761
State	(178)	169	1,218
	(5,261)	2,215	5,979
Deferred:
Federal	5,492	(1,780)	(899)
State	2,068	(689)	(381)
	7,560	(2,469)	(1,280)
Total	$2,299	(254)	4,699

The income tax provisions differ from that computed at the Federal statutory corporate tax rate for the years ended December 31, 2008, 2007 and 2006 as follows:

	Years ended December 31,
	2008	2007	2006
	(Dollars In Thousands)

Income before income taxes	$(24,147)	1,304	12,752
Tax at Federal statutory rate (35%)	(8,451)	456	4,463
Add (deduct) effect of:
State income taxes before valuation allowance,
net of Federal income tax benefit (expense)	(1,698)	(338)	545
Cash surrender value of life insurance	(505)	(417)	(370)
Non-deductible ESOP and stock
option expense	169	258	113
Tax-exempt interest income	(397)	(282)	(69)
Change in valuation allowance on deferred taxes	13,154	15	14
Other	27	54	3
Income tax provision (benefit)	2,299	(254)	4,699
Effective tax rate	(9.5%)	(19.6%)	36.9%

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006

The significant components of the Company’s net deferred tax assets (liabilities) included in prepaid expenses and other assets are as follows at December 31, 2008 and 2007:

	December 31,
	2008	2007
Gross deferred tax assets:	(In Thousands)
Excess book depreciation	$650	530
Compensation agreements	789	1,189
Restricted stock and stock options	722	558
Allowance for loan losses	10,101	5,233
Interest recognized for tax but not books	1,267	1,761
State tax liability - Nevada settlement	435	869
State NOL carryforward	1,281	146
Unrealized loss on impaired securities	656	—
Unrealized loss on securities available for sale	3,473	—
Charitable contributions carry forward	1,078	1,275
AMT carry forward	319	—
Other	365	139
Total gross deferred tax assets	21,136	11,700
Valuation allowance	(13,530)	(375)
Deferred tax assets	7,606	11,325
Gross deferred tax liabilities:
FHLB stock dividends	(931)	(932)
Deferred loan fees	(1,035)	(666)
Unrealized gain on securities available for sale	—	(24)
Deferred liabilities	(1,966)	(1,622)
Net deferred tax assets	$5,640	9,703

The Company has a $319,000 AMT carry forward with no expiration date and a $94,000 Wisconsin net operating loss (NOL) carry forward at December 31, 2008 which expires in 2023.  There were no comparable items at December 31, 2007.  In addition, the Company has a federal charitable contribution carry forward of $2.1 million which expires in 2010 and a Wisconsin charitable contribution carry forward of $5.2 million which expires in 2010 at both December 31, 2008 and 2007.  The Bank has a Wisconsin NOL carry forward of $25.0 million at December 31, 2008 and $2.8 million at December 31, 2007, which begin to expire in 2021.  The Bank also has a Wisconsin charitable contribution carry forward of $1.6 million at December 31, 2008, which expires in 2009.  At December 31, 2007, the Bank had a Wisconsin charitable contribution carry forward of $3.1 million, a portion of which expired in 2008.

All of the deferred tax assets related to these NOLs , AMT credits and charitable contribution carry forwards are fully offset by valuation allowances.  Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods, while negative evidence includes the cumulative losses in the current year and prior two years and general business and economic trends.  At December 31, 2008, the Company determined a valuation allowance was necessary, largely based on the negative evidence represented by a cumulative loss in the most recent three-year period caused by the significant loan loss provisions recorded during 2008.  In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of projected earnings.  Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly.

Under the Internal Revenue Code and Wisconsin Statutes, the Company was permitted to deduct, for tax years beginning before 1988, an annual addition to a reserve for bad debts. This amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings at December 31, 2008 include approximately $16.7 million for which no deferred Federal or state income taxes were provided.  Under SFAS No. 109, deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

The Company, the Bank and its subsidiaries file consolidated federal tax returns. The Company and two subsidiaries also file separate company state income tax returns.  The Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2005.  The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  Adoption had no effect on the liability for unrecognized tax benefits.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Balance at January 1	$24,000	4,132,000
Increases related to state tax exposure	4,000	—
Decreases related to settlements with taxing authorities	(8,000)	(4,108,000)
Balance at December 31	20,000	24,000

The beginning 2007 unrecognized tax benefit is Wisconsin tax on a portion of the income generated by the Company’s subsidiary located in the state of Nevada for the period July 1, 2002 through December 31, 2006.  A state of Wisconsin closing agreement regarding this matter was executed on March 30, 2007.  The settlement had an effect of reclassifying $4.1 million in unrecognized benefits as of January 1, 2007 as accrued state tax liability.  Under the terms of the closing agreement, the Company paid $1.2 million, including interest, on the settlement date with the remaining $3.7 million to be paid over the next three years.  Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.  In February 2009, the Wisconsin legislature passed legislation that requires combined state tax reporting effective January 1, 2009.  This legislation subjects the income of the Nevada subsidiary to the Wisconsin coporate franchise tax of 7.9%.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  During the years ended 2008, 2007 and 2006 the Company recognized $0, $111,000 and $263,000 in interest and penalties.  The Company had $812,000 accrued for the payment of interest and penalties at December 31, 2006 all of which was paid in 2007.

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
	(In Thousands)
Financial instruments whose contract
amounts represent potential credit risk:
Commitments to extend credit under
first mortgage loans	$15,340	16,674
Commitments to extend credit under
home equity lines of credit	30,368	31,492
Unused portion of construction loans	20,241	27,336
Unused portion of business lines of credit	10,584	8,721
Standby letters of credit	1,866	2,337

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of December 31, 2008 and 2007.

In connection with its mortgage banking activities, the Company enters into forward loan sale commitments.  Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale.  As of December 31, 2008, the Company had $13.0 million in forward loan sale commitments.  A forward sale commitment is a derivative instrument under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” (as amended), which must be recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in its value recorded in income from mortgage banking operations.  In determining the fair value of its derivative loan commitments for economic purposes, the Company considers the value that would be generated when the loan arising from exercise of the loan commitment is sold in the secondary mortgage market. That value includes the price that the loan is expected to be sold for in the secondary mortgage market.

13)	Fair Values Measurements

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.  In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that we have the ability to access.  Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

	Assets Measured at Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Available for sale securities	$179,887	-	175,645	4,242

The following summarizes the valuation techniques for assets recorded in our consolidated statements of financial condition at their fair value on a recurring basis:

Available for sale securities – The fair value of available for sale securities is determined by a third party valuation source using observable market data utilizing a matrix or multi-dimensional relational pricing model.  Standard inputs to these models include observable market data such as benchmark yields, reported trades, broker quotes, issuer spreads, benchmark securities and bid/offer market data.  For securities with an early redemption feature, an option adjusted spread model is utilized to adjust the issuer spread.  Prepayment models are used for mortgage related securities with prepayment features.

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2008.

Available for sale securties
(In Thousands)

Balance December 31, 2007	$7,073
Unrealized holding losses arising during the period:
Included in other comprehensive income	(127)
Other than temporary impairment included in net loss	(1,997)
Principal repayments	(823)
Net accretion of discount/amortization of premium	116
Balance at December 31, 2008	$4,242

Level 3 available-for-sale securities include a single corporate collateralized mortgage obligation.  The market for this security was not active as of December 31, 2008.  As such, following the guidance set forth in FASB Staff Position 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, the Company valued this security based on the present value of estimated future cash flows   Additional impairment may be incurred in future periods if estimated future cash flows indicate that all contractual payments will not be made over the life of the security.

Assets Recorded at Fair Value on a Non-recurring Basis

Loans – On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded in our consolidated statements of financial condition at fair value.  Fair value is determined based on third party appraisals.  At December 31, 2008, loans determined to be impaired with an outstanding balance of $42.0 million were carried net of specific reserves of $9.8 million for a fair value of $32.2 million.  Impaired loans are considered to be Level 2 in the fair value hierarchy of valuation techniques.

Loans held for sale - On a non-recurring basis, loans held-for-sale are recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is generally determined by estimating a gross premium or discount, which is derived from pricing currently observable in the market.  At December 31, 2008, loans held for sale totaled $13.0 million.  Loans held for sale are considered to be Level 2 in the fair value hierarchy of valuation techniques.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals obtained at the time the Company takes title to the property and, if less than the carrying value of the loan, the carrying value of the loan is adjusted to the fair value. At December 31, 2008, real estate owned totaled $24.7 million.  Real estate owned is considered to be Level 2 in the fair value hierarchy of valuation techniques.

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following at December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In Thousands)
Financial Assets
Cash and cash equivalents	$23,849	23,849	17,884	17,884
Securities available-for-sale	179,887	179,887	172,137	172,137
Securities held-to-maturity	9,938	8,165	7,646	7,174
Loans held for sale	12,993	12,993	23,108	23,108
Loans receivable	1,559,758	1,553,577	1,402,048	1,385,695
FHLB stock	21,653	21,653	19,289	19,289
Cash surrender value of life insurance	32,399	32,399	25,649	25,649
Accrued interest receivable	4,323	4,323	3,129	3,129

Financial Liabilities
Deposits	1,195,897	1,202,939	994,535	997,394
Advance payments by
borrowers for taxes	862	862	607	607
Borrowings	487,000	501,858	475,484	511,880
Accrued interest payable	5,539	5,539	4,299	4,299
Obligations under capital leases	3,308	3,308	3,343	3,343

Other Financial Instruments
Stand-by letters of credit	12	12	16	16

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

k) Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit is not material at December 31, 2008 and 2007.

14)	Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  At December 31, 2008, 2007 and 2006, 304,606, 228,454 and 152,302 shares of the Employee Stock Purchase Plan have been committed to be released to Plan participants and are considered outstanding for both common and dilutive earnings per share, respectively.

Presented below are the calculations for basic and diluted earnings (loss) per share.

	For the year ended December 31,
	2008	2007	2006
	(In Thousands, except per share amounts)

Net income (loss)	$(26,446)	1,558	8,053

Weighted average shares outstanding	30,556	31,571	33,077
Effect of dilutive potential common shares	-	8	-
Diluted weighted average shares outstanding	30,556	31,579	33,077

Basic earnings (loss) per share	$(0.87)	0.05	0.24
Diluted earnings (loss) per share	$(0.87)	0.05	0.24

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006

15)	Condensed Parent Company Only Statements

Statements of Financial Condition
	December 31,
	2008	2007
	(In Thousands)
Assets
Cash and cash equivalents	$1,055	24,352
Securities available-for-sale (at fair value)	4,450	-
Loans receivable	-	4,829
Less: Allowance for loan losses	-	(442)
Loans receivable, net	-	4,387
Investment in subsidiaries	164,648	170,143
Receivable from ESOP	1,153	1,195
Other assets	319	1,801
Total Assets	$171,625	201,878

Liabilities and shareholders' equity
Liabilities:
Other liabilities	358	59
Shareholders' equity
Preferred Stock (par value $.01 per share)	-	-
Authorized - 20,000,000 shares, no shares issued
Common stock (par value $.01 per share)	340	340
Authorized - 200,000,000 shares in 2007 and 2006
Issued - 33,975,250 in 2007 and 33,723,750 in 2006
Outstanding - 31,250,897 in 2007 and 33,723,750 in 2006
Additional paid-in-capital	107,839	106,306
Retained earnings	119,921	146,367
Unearned ESOP shares	(5,123)	(5,977)
Treasury stock (2,724,353 shares), at cost	(45,261)	(45,261)
Accumulated other comprehensive loss (net of taxes)	(6,449)	44
Total shareholders' equity	171,267	201,819
Total liabilities and shareholders' equity	$171,625	201,878

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006

Statements of Operations

	For the year ended December 31,
	2008	2007	2006
		(In Thousands)

Interest income	$1,043	2,163	2,601
Provision for loan losses	252	271	171
Interest income after provision for loan losses	791	1,892	2,430

Equity in earnings (loss) of subsidiaries	(25,220)	1,170	7,390
Total income (loss)	(24,429)	3,062	9,820

Compensation	(30)	446	513
Professional fees	47	81	146
Other expense	557	464	448
Total expense	574	991	1,107

Income (loss) before income tax	(25,003)	2,071	8,713
Income tax expense	1,443	513	660
Net income (loss)	$(26,446)	1,558	8,053

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006

Statements of Cash Flows

	For the year ended December 31,
	2008	2007	2006
	(In Thousands)
Cash flows from operating activities
Net income (loss)	$(26,446)	1,558	8,053
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Provision for loan losses	252	271	171
Amortization of unearned ESOP	776	1,252	1,177
Stock based compensation	1,611	1,729	-
Deferred income taxes	1,285	(416)	502
Equity in earnings of subsidiaries	25,220	(1,170)	(7,390)
Change in other assets and liabilities	1,088	(1,650)	(956)
Net cash provided by (used in) operating actitivies	3,786	1,574	1,557

Cash flows from investing activities:
Net decrease (increase) in loans receivable	4,135	37,957	(42,786)
Purchase of available for sale securities	(5,000)	-	-
Investment of proceeds in subsidiary	(26,218)	-	-
Net cash provided by (used in) investing activities	(27,083)	37,957	(42,786)

Cash flows from financing activities:
Purchase of treasury stock	-	(45,261)	-
Dividend received from subsidiary	-	30,000	-
Net cash provided by (used in) financing activities	-	(15,261)	-
Net increase (decrease) in cash	(23,297)	24,270	(41,229)
Cash and cash equivalents at beginning of period	24,352	82	41,311
Cash and cash equivalents at end of period	$1,055	24,352	82

16)	Segments and Related Information

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

See Accompanying notes to consolidated financial statements.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.        Controls and Procedures

Disclosure Controls and Procedures: Waterstone Financial management, with the participation of Waterstone Financial’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Waterstone Financial’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, Waterstone Financial’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Waterstone Financial’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Waterstone Financial in the reports that it files or submits under the Exchange Act.

Change in Internal Control Over Financial Reporting:  There have not been any changes in Waterstone Financial’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the final fiscal quarter of the period to which this report relates that have materially affected, or are reasonably likely to materially affect, Waterstone Financial’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Waterstone Financial Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, is included below under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Waterstone Financial, Inc.:

We have audited Waterstone Financial, Inc’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Waterstone Financial, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Waterstone Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Waterstone Financial, Inc and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008 and our report dated March 11, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Milwaukee, Wisconsin
March 11, 2009

Item 9B.         Other Information.

None

Part III

Item 10.          Directors and Executive Officers of the Registrant

The information in the Company’s definitive Proxy Statement, prepared for the 2009 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the caption “Election of Directors” and compliance with Section 16 reporting requirements under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and information concerning executive officers of the Company under the caption “Executive Officers of Waterstone Financial” in Part I hereof is incorporated herein by reference.

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

Name and Age	Offices and Positions with Waterstone Financial and Subsidiaries*	Executive Officer Since
Douglas S. Gordon, 51	Chief Executive Officer and President of Waterstone Financial and of WaterStone Bank	2005
Richard C. Larson, 51	Chief Financial Officer and Senior Vice President of Waterstone Financial and of WaterStone Bank	1990 (1)
William F. Bruss, 39	General Counsel, Senior Vice President and Secretary of Waterstone Financial and of WaterStone Bank	2005
Rebecca M. Arndt, 41	Vice President – Retail Operations of WaterStone Bank	2006
Eric J. Egenhoefer, 33	President of Waterstone Mortgage Corporation	2008

*	Excluding directorships and excluding positions with Bank subsidiary positions which do not constitute a substantial part of the officers’ duties.
(1)	Indicates date when individual first held an executive officer position with the Bank. These individuals became executive officers of Waterstone Financial upon its organization as noted.

Item 11.          Executive Compensation

The information in the Company’s definitive Proxy Statement, prepared for the 2009 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Discussion and Analysis” is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

The information in the Company’s definitive Proxy Statement, prepared for the 2009 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Stock Ownership of Certain Beneficial Owners” is incorporated herein by reference.

Compensation Plans

Set forth below is information as of December 31, 2008 regarding equity compensation plans that have been approved by shareholders.  The Company has no equity based benefit plans, other than its employee stock ownership plan, that were not approved by shareholders.

Plan	Number of shares to be issued upon exercise of outstanding options and rights		Weighted average option exercise price	Number of securities remaining available for issuance under plan
2006 Equity Incentive Plan	1,494,298	(1)	$17.59	476,298
__________
(1)
Consists of 1,067,356 shares reserved for grants of stock options and 426,942 shares reserved for grants of restricted stock.  On December 31, 2008, 767,500 options are outstanding with a weighted average exercise price of $17.59 of which 115,000 were exercisable as of that date.

Item 13.          Certain Relationships and Related Transactions and Director Independence

The information in the Company’s definitive Proxy Statement, prepared for the 2009 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Certain Transactions with the Company” and “Board Meetings and Committee” is incorporated herein by reference.

Item 14.          Principal Accountant Fees and Services

The information in the Company’s definitive Proxy Statement, prepared for the 2009 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Independent Registered Public Accounting Firm,” is incorporated herein by reference.

Part IV

Item 15.          Exhibits and Financial Statement Schedules

(a)   Documents filed as part of the Report:
1. and 2.  Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Waterstone Financial, Inc. and subsidiaries are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:

Consolidated Statements of Financial Condition – December 31, 2008 and 2007.

Consolidated Statements of Income – Years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Changes in Shareholders’Equity – Years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows – Years ended December 31, 2008, 2007 and 2006.

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

WATERSTONE FINANCIAL, INC.
March 11, 2009

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

Signature and Title

/s/Douglas S. Gordon	/s/Patrick S. Lawton
Douglas S. Gordon,	Patrick S. Lawton, Chairman and Director
Chief Executive Officer and Director
(Principal Executive Officer)

/s/Richard C. Larson	/s/Thomas E. Dalum
Richard C. Larson, Senior Vice President Chief Financial Officer	Thomas E. Dalum, Director
(Principal Financial and Accounting Officer)

/s/Michael L. Hansen
Michael L. Hansen, Director

/s/Stephen J. Schmidt
Stephen J. Schmidt, Director

*Each of the above signatures is affixed as of March 11, 2009.

WATERSTONE FINANCIAL, INC
(“Waterstone Financial” or the “Company”)
Commission File No. 000-51507

EXHIBIT INDEX
TO
2008 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Annual Report on Form 10-K for the year ended December 31, 2008:

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

2.1	Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company of Wauwatosa Savings Bank (the “Bank”), as adopted on May 17,2005 and amended on June 3, 2005 (the “Plan”)	Exhibit 2.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-125715 (the “2005 S-1”)

3.1	Articles of Incorporation of the Company	Exhibit 3.1 to 2005 S-1

3.2	Proposed Bylaws of the Company	Exhibit 3.1 to 2005 S-1

10.1*	Wauwatosa Savings Bank Employee Stock Ownership Plan and Trust	Exhibit 10.1 to 2005 S-1

10.4*	Stock Compensation Plans	Exhibit 10.1 to the company’s Current Report on Form 8-K filed on May 22, 2006

11.1	Statement re: Computation of Per Share Earnings	See Note 13 in Part II Item 8

21.1	List of Subsidiaries		X

23.1	Consent of Independent Registered Public Accounting Firm		X

24.1	Powers of Attorney	Signature Page

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Executive Officer of Waterstone Financial		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Waterstone Financial		X

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Waterstone Financial		X

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Waterstone Financial		X

* Designates management or compensatory agreements, plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.