Form 10-Q
period 2009-03-31
WATERSTONE FINANCIAL INC
filed 2009-05-08
CIK 1329517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 31,249,897 at April 30, 2009.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
	2009	2008
Assets	(In Thousands, except share data)
Cash	$46,482	14,847
Federal funds sold	20,196	9,002
Cash and cash equivalents	66,678	23,849
Securities available for sale (at fair value)	180,516	179,887
Securities held to maturity (at amortized cost)
fair value of $8,016 in 2009 and $8,165 in 2008	9,938	9,938
Loans held for sale	28,250	12,993
Loans receivable	1,535,382	1,559,758
Less: Allowance for loan losses	28,839	25,167
Loans receivable, net	1,506,543	1,534,591
Office properties and equipment, net	30,047	30,560
Federal Home Loan Bank stock, at cost	21,653	21,653
Cash surrender value of life insurance	32,615	32,399
Real estate owned	31,540	24,653
Prepaid expenses and other assets	15,406	14,909
Total assets	$1,923,186	1,885,432

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$52,816	53,434
Money market and savings deposits	99,105	100,930
Time deposits	1,071,278	1,041,533
Total deposits	1,223,199	1,195,897

Short term borrowings	41,100	4,100
Long term borrowings	470,900	482,900
Advance payments by borrowers for taxes	7,505	862
Other liabilities	10,504	30,406
Total liabilities	1,753,208	1,714,165

Shareholders’ equity:
Preferred stock (par value $.01 per share)
Authorized 20,000,000 shares, no shares issued	—	—
Common stock (par value $.01 per share)
Authorized - 200,000,000 shares in 2008 and 2007
Issued - 33,974,250 shares in 2009 and in 2008
Outstanding - 31,249,897 shares in 2009 and in 2008	340	340
Additional paid-in capital	108,093	107,839
Accumulated other comprehensive loss net of taxes	(5,720)	(6,449)
Retained earnings	117,436	119,921
Unearned ESOP shares	(4,910)	(5,123)
Treasury shares (2,724,353 shares), at cost	(45,261)	(45,261)
Total shareholders’ equity	169,978	171,267
Total liabilities and shareholders’ equity	$1,923,186	1,885,432

See Accompanying Notes to Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2009	2008
	(In thousands, except per share data)
Interest income:
Loans	$22,267	$21,879
Mortgage-related securities	1,912	1,821
Debt securities, federal funds sold and
short-term investments	812	877
Total interest income	24,991	24,577
Interest expense:
Deposits	9,737	11,064
Borrowings	4,972	5,020
Total interest expense	14,709	16,084
Net interest income	10,282	8,493
Provision for loan losses	7,201	2,699
Net interest income after provision for loan losses	3,081	5,794
Noninterest income:
Service charges on loans and deposits	293	536
Increase in cash surrender value of life insurance	216	236
Mortgage banking income	901	750
Total other-than-temporary impairment losses	(9,419)	-
Portion of loss recognized in other comprehensive income (before taxes)	8,512	-
Net impairment losses recognized in earnings	(907)	-
Other	217	205
Total noninterest income	720	1,727
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,810	3,825
Occupancy, office furniture and equipment	1,223	1,253
Advertising	222	164
Data processing	365	368
Communications	193	168
Professional fees	342	217
Real estate owned	821	383
Other	930	624
Total noninterest expenses	7,906	7,002
Income (loss) before income taxes	(4,105)	519
Income taxes (benefit)	(503)	(90)
Net income (loss)	(3,602)	609
Earnings (loss) per share:
Basic	(0.12)	0.02
Diluted	(0.12)	0.02
Weighted average shares outstanding:
Basic	30,651,581	30,641,728
Diluted	30,651,581	30,641,728

See Accompanying Notes to Consolidated Financial Statements.

WATERSONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other		Unearned
	Common Stock		Paid-In	Comprehensive	Retained	ESOP	Treasury	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Shares	Equity
	(In Thousands)
Balances at December 31, 2007	31,251	$340	106,306	44	146,367	(5,977)	(45,261)	201,819

Comprehensive income:
Net income	—	—	—	—	609	—	—	609
Other comprehensive income (loss):
Net unrealized holding loss on
available for sale securities arising during the period, net of taxes of $239	—	—	—	(442)	—	—	—	(442)
Total comprehensive income								167
ESOP shares committed to be released to Plan participants	—	—	20	—	—	213	—	233
Stock based compensation	—	—	437	—	—	—	—	437

Balances at March 31, 2008	31,251	$340	106,763	(398)	146,976	(5,764)	(45,261)	202,656

Balances at December 31, 2008	31,250	$340	107,839	(6,449)	119,921	(5,123)	(45,261)	171,267

Cumulative effect adjustment related to a change in accounting
principle related to available for sale securities, net of taxes of $448				(669)	1,117			448

Comprehensive loss:
Net loss	—	—	—	—	(3,602)	—	—	(3,602)
Other comprehensive income (loss):
Net unrealized holding gain on
available for sale securities arising during the period, net of tax benefit of $212	—	—	—	855	—	—	—	855
Reclassification of adjustment for net losses on
available for sale securities realized during the period, net of taxes of $364	—	—	—	543	—	—	—	543
Total comprehensive loss								(2,204)
ESOP shares committed to be released to Plan participants	—	—	(165)	—	—	213	—	48
Stock based compensation	—	—	419	—	—	—	—	419

Balances at March 31, 2009	31,250	$340	108,093	(5,720)	117,436	(4,910)	(45,261)	169,978

See Accompanying Notes to Consolidated Financial Statements.

WATERSONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2009	2008
	(In Thousands)
Operating activities:
Net income (loss)	$(3,602)	609
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Provision for loan losses	7,201	2,699
Depreciation	514	648
Deferred income taxes	(1,053)	(553)
Stock based compensation	419	437
Net amortization of premium on debt and mortgage-related securities	(54)	(105)
Amortization of unearned ESOP shares	48	233
Gain on sale of loans held for sale	(811)	(469)
Loans originated for sale	(135,327)	(137,269)
Proceeds on sales of loans originated for sale	120,881	140,564
(Increase) decrease in accrued interest receivable	23	(218)
Increase in cash surrender value of bank owned life insurance	(216)	(236)
Increase (decrease) in accrued interest on deposits and borrowings	(1,172)	1,605
Decrease in other liabilities	(1,841)	(1,465)
Loss on impairment of securities	907	—
Loss (gain) on sale of real estate owned and other assets	192	(71)
Other	669	67
Net cash provided by operating activities	(13,222)	6,476
Investing activities:
Net decrease (increase) in loans receivable	12,048	(38,783)
Purchases of:
Mortgage-related securities	(9,961)	(15,049)
Structured notes, held to maturity	—	(4,289)
Premises and equipment, net	(3,369)	(486)
Bank owned life insurance	—	(5,000)
FHLB stock	—	(409)
Proceeds from:
Principal repayments on mortgage-related securities	6,597	4,514
Maturities of debt securities	3,497	984
Calls on structured notes	0	1,998
Sales of real estate owned and other assets	1,875	2,646
Net cash used in investing activities	10,687	(53,874)

See Accompanying Notes to Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2009	2008
	(In Thousands)
Financing activities:
Net increase in deposits	27,302	86,197
Net change in short-term borrowings	25,000	(23,434)
Proceeds from long-term borrowings	—	15,000
Net decrease in advance payments by borrowers for taxes	(6,938)	(11,526)
Net cash provided by financing activities	45,364	66,237
Increase in cash and cash equivalents	42,829	18,839
Cash and cash equivalents at beginning of period	23,849	17,884
Cash and cash equivalents at end of period	$66,678	36,723

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	—	1,242
Interest payments	15,880	14,479
Noncash investing activities:
Loans receivable transferred to foreclosed properties	8,799	4,672
Noncash financing activities:
Long-term FHLB advances reclassified to short-term	37,000	—

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2008 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Note 2 — Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform with the March 31, 2009 presentation.

Note 3 — Securities

Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	March 31, 2009
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$46,543	1,519	(10)	48,052
Collateralized mortgage obligations	96,983	1,546	(9,694)	88,835
Mortgage-related securities	143,526	3,065	(9,704)	136,887

Government sponsored entity bonds	7,508	239	—	7,747
Municipal securities	32,725	316	(2,082)	30,959
Corporate notes	995	—	(22)	973
Other debt securities	5,250	—	(1,300)	3,950
Debt securities	46,478	555	(3,404)	43,629
	$190,004	3,620	(13,108)	180,516

	December 31, 2008
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$38,966	1,133	(14)	40,085
Collateralized mortgage obligations	100,896	1,068	(10,507)	91,457
Mortgage-related securities	139,862	2,201	(10,521)	131,542

Government sponsored entity bonds	11,007	335	—	11,342
Municipal securities	32,697	291	(1,626)	31,362
Corporate notes	992	—	(51)	941
Other debt securities	5,250	—	(550)	4,700
Debt securities	49,946	626	(2,227)	48,345
	$189,808	2,827	(12,748)	179,887

At March 31, 2009, $6.7 million of the Company’s government sponsored entity bonds and $98.2 million of the Company’s municipal securities and mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.

The amortized cost and fair values of investment securities by contractual maturity at March 31, 2009, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt securities
Due within one year	$5,499	5,535
Due after one year through five years	5,852	6,132
Due after five years through ten years	4,609	4,740
Due after ten years	30,518	27,222
Mortgage-related securities	143,526	136,887
	$190,004	180,516

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	March 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage backed securites	—	—	5,079	(10)	5,079	(10)
Collateralized mortgage obligations	2,393	(19)	30,537	(9,675)	32,930	(9,694)
Municipal securities	9,768	(595)	10,895	(1,487)	20,663	(2,082)
Corporate notes	972	(22)	—	—	972	(22)
Other debt securities	3,700	(1,300)	—	—	3,700	(1,300)
	$16,833	(1,936)	46,511	(11,172)	63,344	(13,108)

In the first quarter, the Company elected to adopt Financial Accounting Standards Board (FASB) Staff Position Nos. 115-2 and 124-2 Recognition and Presentation of Other-Than-Temporary Impairments, 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  In evaluating whether a credit loss exists for a given debt security, management considers the length of time and extent to which the fair value has been less than cost, financial condition of the issuer and the underlying obligors, quality of credit enhancements, volatility of the fair value of the security, the expected recovery period of the security, payment structure of the security and ratings agency evaluations.

At March 31, 2009, this evaluation indicated that two collateralized mortgage obligations, three municipal securities and one trust preferred security may be other-than-temporarily impaired.  Estimates of discounted cash flows based on expected yield at time of original purchase, prepayment assumptions based on actual and anticipated prepayment speed, actual and anticipated default rates and estimated level of severity given the loan to value ratios, credit scores, geographic locations, vintage and levels of subordination related to the security and its underlying collateral resulted in a projected credit loss on two collateralized mortgage obligations.  One of these two securities had been deemed other-than-temporarily impaired in prior periods and a cumulative-effect adjustment of $1.1 million was made to retained earnings as of January 1, 2009 to reflect the difference between the credit loss estimated as of that date and the amortized cost written-down to fair value as of September 30, 2008 when the other-than-temporary impairment was first identified.  The estimated credit loss on the second collateralized mortgage obligation of $907,000 was charged to earnings in the quarter ended March 31, 2009.  These two securities had a fair value of $3.6 million and $10.8 million and an amortized cost of $5.7 million and $17.1 million, respectively as of March 31, 2009. As of March 31, 2009, unrealized losses on collateralized mortgage obligations include other-than-temporary impairment recognized in other comprehensive income (before taxes) of $8.5 million.

The following table presents the change in other-than-temporary credit related impairment charges on collateralized mortgage obligations for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss:

(in thousands)
Credit related impairments on securties as of December 31, 2008	$755
Credit related impairments not previously recognized	907
Credit related impairments on securities as of March 31, 2009	$1,662

Exclusive of the two aforementioned collateralized mortgage obligations, the Company has determined that the decline in fair value of the remaining securities is not attributable to credit deterioration, and as the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

Continued deterioration of general economic market conditions could result in the recognition of future other than temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

Securities Held to Maturity

As of March 31, 2009, the Company held three securities that have been designated as held to maturity.  The securities have a total amortized cost of $9.9 million and an estimated fair value of $8.0 million.  Each security is callable quarterly beginning in the first quarter of 2009.  Two of the securities have a final maturity in 2022 and the remaining security has a final maturity in 2023.  A significant portion of the difference between fair value and amortized cost with respect to this portfolio relates to one structured note with an amortized cost of $2.6 million and a fair value of $1.1 million.  Due to the magnitude of the difference between fair value and amortized cost and considering additional factors as previously described, the Company assessed whether this security is other-than-temporarily impaired.  Based primarily on the ongoing financial support of the company that issued the security by the United States government, the Company has determined that the security is not other-than-temporarily impaired at March 31, 2009.

Note 4 — Loans Receivable

Loans receivable are summarized as follows:

	March 31,	December 31,
	2009	2008
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$774,304	790,486
Over four-family residential	508,886	512,746
Commercial real estate	52,876	55,193
Construction and land	124,684	131,840
Home equity	88,659	89,648
Consumer loans	471	365
Commercial business loans	43,776	43,006
Gross loans receivable	1,593,656	1,623,284
Less:
Undisbursed loan proceeds	56,118	61,192
Unearned loan fees	2,156	2,334
Total loans receivable, net	$1,535,382	1,559,758

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  The Company does not have a concentration of loans in any specific industry.  Credit risks tend to be geographically concentrated in that a majority of the Company’s customer base lies in the Milwaukee metropolitan area.  Furthermore, as of March 31, 2009, 87.2% of the Company’s loan portfolio involves loans that are secured by real estate properties located primarily within the Milwaukee metropolitan area.  Residential real estate collateralizing $160.0 million or 10.2% of total mortgage loans is located outside of the state of Wisconsin.

The unpaid principal balance of loans serviced for others was $4.8 million and $4.9 million at March 31, 2009 and December 31, 2008, respectively. These loans are not reflected in the consolidated financial statements.

A summary of the activity in the allowance for loan loss is as follows:

	For the Three Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)

Balance at beginning of period	$25,167	12,839
Provision for loan losses	7,201	2,699
Charge-offs	(3,591)	(914)
Recoveries	62	156
Balance at end of period	$28,839	14,780

Allowance for loan losses to loans receivable	1.88%	1.03%
Net charge-offs to average loans outstanding (annualized)	0.91%	0.25%
Allowance for loan losses to non-performing loans	25.93%	16.78%
Non-performing loans to loans receivable	7.24%	6.13%

Non-accrual loans totaled $111.2 million at March 31, 2009 and $107.7 million at December 31, 2008.

During 2007 and into 2008, the Company experienced significant deterioration in credit quality, primarily in its residential and construction and land portfolios.  These two segments represent a significant portion of the overall loan portfolio.  The downturn in the residential real estate market that has continued into 2009 has reduced demand and market prices for vacant land, new construction and existing residential units.  The economic downturn and the depressed real estate market have negatively impacted many residential real estate customers and have resulted in the increase in nonperforming loans.

The following table presents data on impaired loans at March 31, 2009 and December 31, 2008.

	March 31,	December 31,
	2009	2008
	(In Thousands)
Impaired loans for which an allowance has been provided	$58,861	41,970
Impaired loans for which no allowance has been provided	60,316	56,382
Total loans determined to be impaired	$119,177	98,352

Allowance for loan losses related to all impaired loans	$11,778	9,832

Determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral.  This analysis is primarily based upon third party appraisals, or a discounted cash flow analysis in the case of an income producing property.  In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan.  The valuation process is subject to the use of significant estimates and actual results could differ from estimates.

As of March 31, 2009 and December 31, 2008, troubled debt restructurings totaled $10.6 million and $2.4 million, respectively.  All but three of these loans totaling $1.6 million are performing in accordance with the terms of the restructuring as of March 31, 2009.

The Company serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in Wisconsin. The loan portfolio is widely diversified by types of borrowers, property type, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2009 and 2008, no loans to one borrower or industry concentrations existed in the Company’s loan portfolio in excess of 10% of total loans.

Note 5 — Deposits

A summary of the contractual maturities of certificate accounts at March 31, 2009 is as follows:

(In Thousands)

Within one year	$925,572
One to two years	116,268
Two to three years	12,190
Three to four years	13,688
Four through five years	3,560
$1,071,278

Note 6 — Borrowings

Borrowings consist of the following:

		March 31, 2009		December 31, 2008
			Weighted		Weighted
			Average		Average
		Balance	Rate	Balance	Rate
		(Dollars in Thousands)
Federal Home Loan Bank Chicago (FHLBC) advances maturing:
	2009	$41,100	2.64%	4,100	4.23%
	2010	36,900	4.76%	48,900	4.80%
	2016	220,000	4.34%	220,000	4.34%
	2017	65,000	3.19%	65,000	3.19%
	2018	65,000	2.97%	65,000	2.97%

Repurchase agreements maturing	2017	84,000	3.96%	84,000	3.96%
		$512,000	3.85%	487,000	3.99%

The $220 million in advances due in 2016 consist of eight advances with rates ranging from 4.01% to 4.82% callable quarterly until maturity.

The $65 million in advances due in 2017 consist of three advances with rates ranging from 3.09% to 3.46% callable quarterly until maturity.

The $65 million in advances due in 2018 consist of three callable advances.  The call features are as follows: two $25 million advances at a weighted average rate of 3.04% callable beginning in May 2010 and quarterly thereafter and a $15 million advance at a rate of 2.73% callable quarterly until maturity.

The $84 million in repurchase agreements have rates ranging from 2.89% to 4.305% callable quarterly until maturity.

The Company selects loans that meet underwriting criteria established by the FHLBC as collateral for outstanding advances.  The Company’s FHLBC borrowings are limited to 60% of the carrying value of qualifying, unencumbered one- to four-family mortgage loans, 25% of the carrying value of home equity loans and 60% of the carrying value of over four-family loans.  In addition, these advances are collateralized by FHLBC stock of $21.7 million at March 31, 2009 and December 31, 2008.

Note 7 – Income Taxes

We recorded an income tax benefit of $503,000 in the first quarter of 2009, resulting in an effective income tax rate of 12.3%.  During the first quarter of 2008, we recorded an income tax benefit of $90,000, resulting in an effective income tax rate of (17.3%).  The change in the effective tax rate in the first quarter of 2009 as compared to that of the first quarter 2008 is primarily due to the effect of the 2009 pre-tax loss partially offset by 2009 changes in the valuation allowance for deferred tax assets.

Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods, while negative evidence includes the cumulative losses in the current year and prior two years and general business and economic trends.  At March 31, 2009 and December 31, 2008, the Company determined a valuation allowance was necessary, largely based on the evidence represented by a cumulative loss in the most recent three-year period caused by the significant loan loss provisions recorded during 2009 and 2008.  In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of projected earnings.  Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly.

A Wisconsin state tax law change (retroactive to January 1, 2009) during the quarter ended March 31, 2009 resulted in a state tax benefit related to the net unrealized loss on securities available for sale owned by the Company’s Nevada subsidiary.

Note 8 – Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk are as follows:

	March 31,	December 31,
	2009	2008
	(In Thousands)
Financial instruments whose contract amounts represent
potential credit risk:
Commitments to extend credit under first mortgage loans	$18,032	15,340
Unused portion of home equity lines of credit	29,317	30,368
Unused portion of construction loans	16,531	20,241
Unused portion of business lines of credit	10,270	10,584
Standby letters of credit	1,866	1,866

In connection with its mortgage banking activities, the Company enters into forward loan sale commitments.  Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale.  As of March 31, 2009 and December 31, 2008, the Company had $28.1 million and $13.0 million, respectively in forward loan sale commitments.  A forward sale commitment is a derivative instrument under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,”(as amended), which must be recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in its value recorded in income from mortgage banking operations.  In determining the fair value of its derivative loan commitments for economic purposes, the Company considers the value that would be generated when the loan arising from exercise of the loan commitment is sold in the secondary mortgage market. That value includes the price that the loan is expected to be sold for in the secondary mortgage market.

Note 9 – Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings is computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Unvested restricted stock is considered outstanding for dilutive earnings (loss) per share only.  At March 31, 2009 and 2008 unvested restriced stock and stock options totaling 611,900 and 827,200 shares, respectively are antidilutive and are excluded from the earnings (loss) per share calculation.

Presented below are the calculations for basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2009	2008
	(In Thousands, except per share data)

Net income (loss)	$(3,602)	609

Weighted average shares outstanding	30,652	30,642
Effect of dilutive potential common shares	-	-
Diluted weighted average shares outstanding	30,652	30,642

Basic earnings (loss) per share	$(0.12)	0.02
Diluted earnings (loss) per share	$(0.12)	0.02

Note 10 – Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  Securities available for sale and loans held for sale are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as portfolio loans and real estate owned.  These nonrecurring fair value adjustments typically result from the write-downs of individual assets.

Effective January 1, 2009, under guidance set forth in FAS 159, The Fair Value Option for Financial assets and Financial Liabilities (FAS 159), the Company elected to measure loans held for sale at fair value prospectively for new loans held for sale originations.  We believe that the election for loans held for sale will reduce timing differences and better match changes in the value of these assets with the changes in the value of forward commitments to sell mortgage loans which are used as economic hedges for these assets.

Presented below is information about assets recorded on our consolidated statement of financial position at fair value on a recurring basis and assets recorded in our consolidated statement of financial position on a nonrecurring basis.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.  In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that we have the ability to access.  Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

	Assets Measured at Fair Value at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Available for sale securities	$180,516	-	166,194	14,322

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

The table below presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2009.

Available-for-sale securties
(In Thousands)

Balance December 31, 2008	$4,242
Transfer into Level 3	9,870
Unrealized holding gains (losses) arising during the period:
Included in other comprehensive loss	58
Other than temporary impairment included in net loss	(907)
Principal repayments	(63)
Net accretion of discount/amortization of premium	5
Cumulative-effect adjustment	1,117
Balance March 31, 2009	$14,322

Level 3 available-for-sale securities include two corporate collateralized mortgage obligations.  The market for this security was not active as of March 31, 2009.  As such, following the guidance set forth in FASB Staff Position 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, the Company valued this security based on the present value of estimated future cash flows

Loans held for sale – Under FAS 159, the Company elected to carry our loans held for sale at fair value.  Fair value is generally determined by estimating a gross premium or discount, which is derived from pricing currently observable in the market.  At March 31, 2009, loans held-for-sale totaled $28.3 million.  Loans held-for-sale are considered to be Level 2 in the fair value hierarchy of valuation techniques.

Assets Recorded at Fair Value on a Non-recurring Basis

Loans – On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded in our consolidated statements of financial condition at fair value.  Fair value is determined based on third party appraisals.  At March 31, 2009, loans determined to be impaired with an outstanding balance of $58.9 million were carried net of specific reserves of $11.8 million for a fair value of $47.1 million.  Impaired loans are considered to be Level 2 in the fair value hierarchy of valuation techniques.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals obtained at the time the Company takes title to the property and, if less than the carrying value of the loan, the carrying value of the loan is adjusted to the fair value. At March 31, 2009, real estate owned totaled $31.5 million.  Real estate owned is considered to be Level 2 in the fair value hierarchy of valuation techniques.

The carrying amounts and fair values of the Company’s financial instruments consist of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In Thousands)
Financial Assets
Cash and cash equivalents	$66,678	66,678	23,849	23,849
Securities available-for-sale	180,516	180,516	179,887	179,887
Securities held-to-maturity	9,938	8,016	9,938	8,165
Loans held for sale	28,250	28,250	12,993	12,993
Loans receivable	1,535,382	1,532,528	1,559,758	1,553,577
FHLB stock	21,653	21,653	21,653	21,653
Cash surrender value of life insurance	32,615	32,615	32,399	32,399
Accrued interest receivable	4,300	4,300	4,323	4,323

Financial Liabilities
Deposits	1,223,199	1,229,067	1,195,897	1,202,939
Advance payments by
borrowers for taxes	7,505	7,505	862	862
Borrowings	512,000	510,044	487,000	501,858
Accrued interest payable	4,367	4,367	5,539	5,539
Obligations under capital leases	-	-	3,308	3,308

Other Financial Instruments
Stand-by letters of credit	8	8	12	12

The following methods and assumptions were used by the Company in determining its fair value disclosures for financial instruments.

a) Cash and Cash Equivalents

The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents approximate those assets’ fair values.

b) Securities

Fair values for securities are based on quoted market prices of these or comparable instruments or valuation techniques previously discussed.

c) Loans Held for Sale

Fair value is estimated using the prices of the Company’s existing commitments to sell such loans and/or the quoted market price for commitments to sell similar loans.

d) Loans Receivable

Fair values for loans receivable are based upon third party appraisals or are estimated using a discounted cash flow calculation that applies current interest rates to estimated future cash flows of the loans receivable.

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

i) Accrued Interest Payable and Accrued Interest Receivable

For accrued interest payable and accrued interest receivable, the carrying amount is a reasonable estimate of fair value due to their short-term nature.

j) Obligations under Capital Leases

The fair value of obligations under capital leases is determined using a present value of future minimum lease payments discounted at the current interest rate at the time of lease inception.  The Company executed a purchase option on its capital lease during the first quarter of 2009.

k) Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit is not material at March 31, 2009 and December 31, 2008.

Note 11 – Recent Accounting Developments

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. The statement allows an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period. The statement also requires additional disclosures to identify the effects of an entity’s fair value election on its earnings.  The Company adopted SFAS 159, when required, on January 1, 2008 and the adoption did not have a material impact on financial position, results of operation or liquidity.  On January 1, 2009 the Company elected to measure loans held for sale at fair value prospectively for new loans held for sale originations.  This election did not have a material impact on the Company’s financial position, results of operation or liquidity.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1 Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities.  The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share.  All prior period earnings per share data presented is to be adjusted retrospectively to conform to the provisions of this FSP.  The Company adopted EITF 03-6-1, when required, on January 1, 2009 and the adoption did not have a material impact.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. FSP 157-4 must be applied prospectively. The Company has elected to adopt FSP 157-4 in the first quarter of 2009. The adoption of FSP 157-4 had no material impact on the Company’s financial position, results of operation or liquidity.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 relates to fair value disclosures in public entity financial statements for financial instruments that are within the scope of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). This guidance increases the frequency of those disclosures, requiring public entities to provide the disclosures on a quarterly basis (rather than just annually). The quarterly disclosures are intended to provide financial statement users with more timely information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. FSP 107-1 must be applied prospectively. The Company has elected to adopt FSP 107-1 and APB 28-1 in the first quarter of 2009.  The adoption of FSP 107-1 and APB 28-1 had no material impact on the Company’s financial position, results of operation or liquidity.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”). FSP 115-2 and FSP 124-2 collectively establish a new method of recognizing and reporting other-than-temporary impairments of debt securities. FSP 115-2 and FSP 124-2 also contain additional disclosure requirements related to debt and equity securities. FSP 115-2 and FSP 124-2 change existing impairment guidance under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). For debt securities, the “ability and intent to hold” provision is eliminated, and impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). This new framework does not apply to equity securities (i.e., impaired equity securities will continue to be evaluated under previously existing guidance). The “probability” standard relating to the collectability of cash flows is eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. FSP 115-2 and FSP 124-2 also provide that for debt securities which (i) an entity does not intend to sell and (ii) it is not more likely than not that the entity will be required to sell before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into the amount related to estimated credit losses and the amount related to all other factors. The amount of the total impairment related to all other factors is recorded in other comprehensive loss and the amount related to estimated credit loss is recognized as a charge against current period earnings. FSP 115-2 and FSP 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company has elected to adopt FSP 115-2 and FSP 124-2 in the first quarter of 2009. See further discussion in Note 3 on the impact of adoption.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Information

This report contains or incorporates by reference various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management.  Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as in oral presentations.  When used in written documents or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “objective” and similar expressions and verbs in the future tense, are intended to identify forward-looking statements.  The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected.  In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:

●	adverse changes in the real estate markets;
●	adverse changes in the securities markets;
●	general economic conditions, either nationally or in our market areas, that are worse than expected;
●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
●	legislative or regulatory changes that adversely affect our business;
●	our ability to enter new markets successfully and take advantage of growth opportunities;
●	significantly increased competition among depository and other financial institutions;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and
●	changes in consumer spending, borrowing and savings habits.

See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption “Risk Factors” in Item 1A of the Company’s 2008 Annual Report on Form 10-K).

Overview

Our results of operations are highly dependent on our net interest income and the provision for loan losses.  Net interest income is the difference between the interest income we earn on loans receivable, investment securities and cash and cash equivalents and the interest we pay on deposits and other borrowings.  The Company’s banking subsidiary, WaterStone Bank SSB (“WaterStone Bank”), formerly Wauwatosa Savings Bank, is primarily a mortgage lender with such loans comprising 97.2% of total loans receivable on March 31, 2009.  Further, 80.5% of loans receivable are residential mortgage loans with over four-family loans comprising 31.9% of all loans on March 31, 2009.  WaterStone Bank funds loan production primarily with retail deposits and Federal Home Loan Bank advances.  On March 31, 2009, deposits comprised 69.8% of total liabilities.  Time deposits, also known as certificates of deposit, accounted for 87.6% of total deposits at March 31, 2009.  Federal Home Loan Bank advances outstanding on March 31, 2009 totaled $428.0 million, or 24.4% of total liabilities.

During the three months ended March 31, 2009, our results of operations were adversely affected by deterioration in asset quality resulting in increases in non-accrual loans and real estate owned and a corresponding increase in both the provision for loan losses and loan charge-offs.  We have sought to address the impact of the deteriorating real estate market by increasing our provisions for loan losses over the past two years.  The continued downturn in the local real estate market prompted the Company to reevaluate the assumptions used to determine the fair value of collateral related to loans receivable to ensure that the allowance for loan losses continued to be an accurate reflection of management’s best estimate of the amount needed to provide for the probable loss on impaired loans and other inherent losses in the loan portfolio.  As a result of that reevaluation, the Company determined that a provision for loan losses of $7.2 million was necessary during the quarter in order to bring the allowance for loan losses to an appropriate level.  Additional information regarding loan quality and its impact on our financial condition and results of operations can be found in the Asset Quality discussion.  Our results of operations are also affected by noninterest income and noninterest expense.  Noninterest income consists primarily of service charges and mortgage banking fee income but was negatively impacted in the quarter ended March 31, 2009 by a $907,000 impairment charge of securities considered to be other than temporarily impaired.  Noninterest expense consists primarily of compensation and employee benefits, occupancy expenses and real estate owned expense.  In 2009 our non-interest expense will be affected by higher deposit insurance premium assessments from the FDIC.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities.

The following discussion and analysis is presented to assist the reader in the understanding and evaluation of the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the results of operations for the three month period ended March 31, 2009 and 2008 and the financial condition as of March 31, 2009 compared to the financial condition as of December 31, 2008.

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

Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes the cumulative losses in the current year and prior two years and general business and economic trends.  At March 31, 2009, the Company determined a valuation allowance was necessary, largely based on the cumulative loss during the most recent three-year period caused by the significant loan loss provisions recorded during 2009 and 2008.  In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of projected earnings.  Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly.

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

Management believes its tax policies and practices are critical because the determination of the tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets.  We have no plans to change the tax recognition methodology in the future.  If our estimated valuation allowance is adjusted it will affect our future results of operations.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

General - Net loss for the three months ended March 31, 2009 totaled $3.6 million, or $0.12 for both basic and diluted loss per share compared to net income of $609,000, or $0.02 for both basic and diluted earnings per share for the three months ended March 31, 2008.  The three months ended March 31, 2009 generated an annualized loss on average assets of 0.76% and an annualized loss on average equity of 8.68%, compared to a return on average assets of 0.14% and a return on average equity of 1.22% for the comparable period in 2008.  The net loss reflects deteriorating asset quality resulting in a $4.5 million increase in the provision for loan losses.  During the first quarter, the Company received updated appraisals on a number of properties that collateralize nonperforming loans.  The decline in value noted in the appraisals, in addition to the continued downturn in the local real estate market, contributed to the Company recording a provision for loan losses of $7.2 million during the first quarter.  The impact of the increase in provision for loan losses was compounded by a decrease in noninterest income which includes a $907,000 loss on impairment of securities and a $904,000 increase in noninterest expense which includes a $438,000 increase in real estate owned expense.  These were partially offset by a $1.8 million increase in net interest income and a $413,000 increase in income tax benefit.  Loan charge-off activity and specific loan reserves are discussed in additional detail in the Asset Quality section.  The net interest margin for the nine months ended March 31, 2009 was 2.28% compared to 2.03% for the three months ended March 31, 2008.

Total Interest Income - Total interest income increased $414,000, or 1.7%, to $25.0 million during the three months ended March 31, 2009 compared to $24.6 million for the three months ended March 31, 2008.  Interest income on loans increased $388,000, or 1.8%, to $22.3 million for the three months ended March 31, 2009 compared to $21.9 million for the comparable period of 2008.  The increase resulted primarily from an increase of $135.6 million, or 9.4%, in the average loan balance to $1.57 billion during the three-month period ended March 31, 2009 from $1.44 billion during the comparable period in 2008.  The increase in average balance was partially offset by a 36 basis point decrease in the average yield on loans to 5.75% for the three-month period ended March 31, 2009 from 6.11% for the comparable period in 2008.  Unrecognized interest income on non-accrual loans totaled $1.7 million during the three months ended March 31, 2009.  This had the effect of reducing the average yield on loans during the same period by 43 basis points.  Unrecognized interest income on non-accrual loans totaled $1.0 million during the three months ended March 31, 2008 effectively reducing the average yield on loans for that period by 29 basis points.

Interest income from mortgage-related securities increased $91,000, or 5.0%, to $1.9 million for the three months ended March 31, 2009 compared to $1.8 million for the comparable quarter in 2008.  This was primarily due to a 32 basis point increase in the average yield to 5.77% for the three months ended March 31, 2009 from 5.45% for the comparable period in 2008.  In addition to the increase in average yield, the average balance of mortgage related securities increased $319,000, or 0.2%, to $134.5 million for the three months ended March 31, 2009 from $134.1 million during the comparable period in 2008.

Finally, interest income from debt securities, federal funds sold and short-term investments decreased $65,000, or 7.4%, to $812,000 for the three months ended March 31, 2009 compared to $877,000 for the comparable period in 2008.  This was due to a 73 basis point decrease in the average yield on other earning assets to 2.62% for the three months ended March 31, 2009 from 3.35% for the comparable period in 2008, partially offset by an increase of $20.6 million, or 19.6%, in the average balance of other earning assets to $125.8 million during the three months ended March 31, 2009 from $105.1 million during the comparable period in 2008.  The average balance of debt securities, federal funds sold and short-term investments includes FHLBC stock of $21.7 million and $19.7 million for the three month-periods ended March 31, 2009 and March 31, 2008, respectively.  On October 10, 2007, the FHLBC entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, dividend declarations are subject to the prior written approval of the Federal Housing Finance Board.  The FHLBC has not declared a dividend since it entered into the cease and desist order.  At the request of the FHLBC, on July 24, 2008, the Finance Board amended the cease and desist order to allow the FHLBC to redeem incremental purchases of capital stock tied to increased levels of borrowing through advances after repayment of those new advances.

Total Interest Expense - Total interest expense decreased by $1.4 million, or 8.5%, to $14.7 million during the three months ended March 31, 2009 from $16.1 million during the three months ended March 31, 2008.  This decrease was the result of a decrease of 76 basis points in the cost of funding to 3.45% for the three months ended March 31, 2008 from 4.21% for the comparable period ended March 31, 2008, partially offset by an increase of $199.6 million, or 13.0%, in average interest bearing deposits and borrowings outstanding to $1.73 billion for the three months ended March 31, 2009 compared to an average balance of $1.53 billion for the three months ended March 31, 2008.

Interest expense on deposits decreased $1.3 million, or 12.0%, to $9.7 million during the three months ended March 31, 2009 from $11.1 million during the comparable period in 2008.  This was due to a decrease in the cost of total average deposits of 97 basis points to 3.26% for the three months ended March 31, 2009 compared to 4.23% for the comparable period during 2008.  The decrease in interest expense attributable to the decrease in the cost of deposits was partially offset by an increase of $162.0 million, or 15.4%, in the average balance of other interest bearing deposits to $1.21 billion during the three months ended March 31, 2009 from $1.05 billion during the comparable period in 2008.  The decrease in the cost of deposits reflects the lower shorter term interest rate environment resulting from the Federal Reserve’s reduction of short term interest rates which are typically used by financial institutions in determining the market rate for deposit products.

Interest expense on borrowings decreased $49,000, or 1.0%, to $4.97 million during the three months ended March 31, 2009 from $5.02 million during the comparable period in 2008.  The decrease resulted primarily from an increase in average borrowings outstanding of $37.6 million, or 7.8%, to $520.0 million during the three months ended March 31, 2009 from $482.4 million during the comparable period in 2008.  The increase in average borrowings was more than offset by a 28 basis point decrease in the average cost of borrowings to 3.90% during the three months ended March 31, 2009 from 4.18% during the comparable period in 2008.  The increased use of borrowings as a source of funding during three months ended March 31, 2009 reflected our assessment that such sources of funds provided favorable rates and terms compared to alternate retail funding sources.  The reduction in short term interest rates by the Federal Reserve allows banks such as WaterStone Bank to borrow funds at lower rates, helping to reduce our cost of borrowing.

Net Interest Income - Net interest income increased by $1.8 million or 21.1%, to $10.3 million during the three months ended March 31, 2009 as compared to $8.5 million during the comparable period in 2008.  Net interest income continues to be positively affected by a steeper yield curve in 2009, as compared to 2008 and given that our interest bearing liabilities have repriced faster than our interest earning assets.  The increase resulted primarily from a 42 basis point increase in our interest rate spread to 2.08% for the three month period ended March 31, 2009 from 1.67% for the comparable period in 2008.  The 42 basis point increase in the interest rate spread resulted from a 76 basis point decrease in the cost of interest bearing liabilities, which was partially offset by a 35 basis point decrease in the yield on interest earning assets.  The increase in net interest income resulting from an increase in our net interest rate spread was partially offset by a decrease in net average earning assets of $43.1 million, or 30.0%, to $100.8 million for the three months ended March 31, 2009 from $143.9 million from the comparable period in 2008.  The decrease in net average earning assets was primarily attributable to an increase in loans transferred to real estate owned and an increase in the allowance for loan losses.  The average balance of real estate owned totaled $26.4 million for the three months ended March 31, 2009 compared to $9.7 million for the three months ended March 31, 2008.  The average balance of the allowance for loan losses totaled $24.8 million for the three months ended March 31, 2009 compared to $13.1 million for the three months ended March 31, 2008.

Provision for Loan Losses - Provision for loan losses increased $4.5 million to $7.2 million during the three months ended March 31, 2009, from $2.7 million during the comparable period during 2008.  The increased provision for the three months ended March 31, 2009 was primarily the result of $3.5 million of net loan charge-offs combined with continued weakness in local real estate markets.  The increase in charge-offs reflects management’s reevaluation of assumptions used to determine the fair value of collateral supporting nonperforming loans.  In addition, compared to prior periods, the Company has observed an increased likelihood of the borrower being unable to resolve the ongoing default in the terms of the loan prior to completion of a sheriff’s sale.  As such, charge-offs are generally being recognized earlier in the foreclosure process then they have been in prior periods.  See the Asset Quality section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income decreased $1.0 million, to $720,000 during the three months ended March 31, 2009 from $1.7 million during the comparable period in 2008.  The decrease primarily resulted from $907,000 million in other than temporary impairment loss recognized on a collateralized mortgage obligation.

Noninterest Expense - Total noninterest expense increased $904,000, or 12.9%, to $7.9 million during the three months ended March 31, 2009 from $7.0 million during the comparable period in 2008.  The increase was primarily the result of the increase in real estate owned expense, reflecting higher levels of real estate owned and to increased FDIC deposit insurance premiums.

Real estate owned expense totaled $821,000 for the three months ended March 31, 2009 compared to $383,000 during the three months ended March 31, 2008.  Real estate owned expense includes the net gain or loss recognized upon the sale of a foreclosed property, as well as the operating and carrying costs related to the properties.  During the three months ended March 31, 2009, operational expenses totaled $668,000 and net losses on sales of real estate totaled $153,000.  The increase in expense compared to the prior period results from an increase in the number of foreclosed properties.  The average balance of real estate owned totaled $26.4 million for the three months ended March 31, 2009 compared to $9.7 million for the three months ended March 31, 2008.

Compensation, payroll taxes and other employee benefit expense decreased $15,000, or 0.4%, to $3.8 million during the three months ended March 31, 2009.  This decrease resulted primarily from a reduction in expense related to the ESOP, partially offset by an increase in health insurance benefit expense.  Expense related to the Company’s ESOP decreased $185,000, or 79.4%, to $48,000 during the three months ended March 31, 2009 compared to $233,000 during the comparable period in 2008.  This decrease reflects the decrease in the Company’s average share price during the three months ended March 31, 2009 compared to the comparable period in 2008.  Expense related to the Company’s self-insured employee health benefit plan increased $122,000, or 49.8%, to $367,000 during the three months ended March 31, 2009 from $245,000 during the comparable period in 2008.

Other noninterest expense increased $306,000, or 49.1%, to $930,000 during the three months ended March 31, 2009 from $624,000 during the comparable period in 2008.  The increase resulted primarily from an increase in the FDIC insurance assessment related to deposits.  FDIC insurance expense increased $208,000 to $240,000 during the three months ended March 31, 2009 from $32,000 during the comparable period ended March 31, 2008.

Income Taxes – Income tax benefit was $503,000, or 12.3% of the pretax loss of $4.1 million for the three months ended March 31, 2009.  This compares to income tax benefit of $90,000, or (17.3%) of the pretax income of $519,000 for the three months ended March 31, 2008.

Net Loss - As a result of the foregoing factors, net loss for the three months ended March 31, 2009 was $3.6 million as compared to net income of $609,000 during the comparable period in 2008.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Total Assets - Total assets increased by $37.8 million, or 2.0%, to $1.92 billion at March 31, 2009 from $1.89 billion at December 31, 2008. The increase in total assets is reflected in increases in cash and cash equivalents of $42.8 million and loans held for sale of $15.3 million and an increase in real estate owned of $6.9 million.  These increases were partially offset by a decrease in loans receivable of $24.4 million and an increase in the allowance for loan losses of $3.7 million.

Cash and Cash Equivalents – Cash and cash equivalents increased by $42.8 million to $66.7 million at March 31, 2009 from $23.8 million at December 31, 2008.  The increase in cash and cash equivalents reflects the Company’s decision to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on loans and securities investments.

Securities Available for Sale – Securities available for sale increased by $629,000, or 0.3%, to $180.5 million at March 31, 2009 from $179.9 million at December 31, 2008.  This increase resulted from the increase in the market value of securities net of an impairment loss recognized during the quarter.  During the three months ended March 31, 2009, the Company identified one previously unimpaired available for sale security with a March 31, 2009 fair value of $10.8 million that was determined to be other-than-temporarily impaired.  As a result of the Company’s analysis, a $7.3 million other-than-temporary impairment loss has been recognized as of March 31, 2009, with respect to this security.  Of the total other-than-temporary loss on this security, $907,000 has been identified as a credit loss and has been charged to as a current period expense.  The remaining $6.4 million impairment (before taxes) is included in other comprehensive income.

Loans Held for Sale – Loans held for sale increased by $15.3 million to $28.3 million at March 31, 2009, from $13.0 million at December 31, 2008.  The increase in loans held for sale results primarily from an increase in origination activity driven by historically low fixed mortgage rates.  Fluctuations in the balance of loans held for sale also result from the timing of loan closings and sales to third parties.

Loans Receivable - Loans receivable decreased $24.4 million, or 1.6%, to $1.54 billion at March 31, 2009 from $1.56 billion at December 31, 2008.  The decrease in loans receivable is reflective of an overall decline in loan demand combined with the Company’s more stringent loan underwriting requirements given the current challenging economic environment.  The 2009 total decrease in loans receivable was primarily attributable to a $16.2 million decrease in one- to four-family loans and a $7.2 million decrease in land and construction loans.  During the three-month period ended March 31, 2009, $8.8 million in loans were transferred to real estate owned.

The following table shows loan origination, principal repayment activity, transfers to real estate owned, charge offs and sales during the periods indicated.

	As of or for the		As of or for the
	Three Months Ended March 31,		Year Ended
	2009	2008	December 31, 2008
	(In Thousands)
Total gross loans receivable and held for sale at
beginning of period	$1,636,277	$1,495,970	1,495,970
Real estate loans originated for investment:
Residential
One- to four-family	8,543	42,530	205,526
Over four-family	9,732	29,957	122,113
Construction and land	512	8,698	51,367
Commercial real estate	4,080	754	14,876
Home equity	2,596	3,914	20,672
Total real estate loans originated for investment	25,463	85,853	414,554
Consumer loans originated for investment	122	52	280
Commerical business loans originated for investment	3,216	2,879	21,934
Total loans originated for investment	28,801	88,784	436,768

Principal repayments	(46,101)	(48,308)	(228,099)
Transfers to real estate owned	(8,799)	(4,672)	(32,946)
Loan principal charged off	(3,529)	(1,785)	(25,301)
Net activity in loans held for investment	(29,628)	34,019	150,422

Loans originated for sale	135,327	137,269	255,891
Loans sold	(120,070)	(140,096)	(266,006)
Net activity in loans held for sale	15,257	(2,827)	(10,115)
Total gross loans receivable and held for sale at end of period	$1,621,906	$1,527,162	1,636,277

Real Estate Owned – Total real estate owned increased $6.9 million, or 27.0%, to $31.5 million at March 31, 2009 from $24.7 million at December 31, 2008.  The $6.9 million increase was primarily due to a $3.5 million increase in over four-family real estate owned (with $2.1 million attributable to one property) and a $3.3. million increase in commercial real estate owned (with $2.2 million attributable to one property).

Deposits – Total deposits increased $27.3 million, or 2.3%, to $1.22 billion at March 31, 2009 from $1.20 billion at December 31, 2008.  Total time deposits increased $29.7 million, or 2.9%, to $1.1 billion from $1.0 billion at December 31, 2008.  The increase in time deposits reflected the Company’s decision to offer competitive rates for time deposits in our local retail market.  Time deposits originated through local retail outlets increased $40.0 million, or 4.3%, to $977.4 million at March 31, 2009 from $937.4 million at December 31, 2008.  The increase in time deposits originated through local markets were partially offset by a decrease in time deposits originated through the wholesale market.  Time deposits originated through the wholesale market decreased $10.2 million, or 9.8%, to $93.9 million at March 31, 2009 from $104.1 at December 31, 2008.  The shift in the mix of deposits away from the wholesale market is intended to decrease our reliance on this source of funding. Total money market and savings deposits decreased $1.8 million, or 1.8%, to $99.1 million at March 31, 2009 from $100.9 million at December 31, 2008.  Total demand deposits decreased $618,000, or 1.2%, to $52.8 million at March 31, 2009 from $53.4 million at December 31, 2008.

Borrowings – Total borrowings increased $25.0 million, or 5.1%, to $512.0 million at March 31, 2009 from $487.0 million at December 31, 2008.  During the early portion of the quarter ended March 31, 2009, a $25.0 million FHLBC advance was entered into to fund the disbursement of advance payments by borrowers for taxes.  The advance matures in January of 2010 and bears an interest rate of 1.29%.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes and insurance increased $6.6 million to $7.5 million at March 31, 2009 from $862,000 at December 31, 2008.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $19.9 million, or 65.5%, to $10.5 million at March 31, 2009 from $30.4 million at December 31, 2008.  The decrease resulted from a $12.6 million decrease in outstanding escrow checks and a $3.3 million decrease in capital lease obligation.  The decrease related to outstanding escrow checks is seasonally normal.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  These amounts remain classified as other liabilities until paid.  The balance of these outstanding checks was $226,000 at March 31, 2009 and $12.8 million at December 31, 2008.  With respect to the elimination of the capital lease obligation, the Company executed a purchase option of its capital lease on a branch location during the three months ended March 31, 2009.

Shareholders’ Equity – Shareholders’ equity decreased $1.3 million, or 0.8%, to $170.0 million at March 31, 2009 from $171.3 million at December 31, 2008.  The decrease was primarily a result of a $2.5 million decrease in retained earnings.  The decrease in retained earnings was the result of the net loss of $3.6 million recognized during the three months ended March 31, 2009, partially offset by a $1.1 million cumulative-effect adjustment for a change in accounting principle.  The cumulative-effect adjustment resulting from the adoption of FASB Staff Position Nos. 115-2 and 124-2 relates to a security that had been deemed other-than-temporarily impaired during the year ended December 31, 2008.  In accordance with accounting guidance the adjustment was made to reflect the difference between the credit loss estimated as of that date and the amortized cost written-down to fair value as of January 1, 2009, the effective date of the change in accounting principal.

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
	Three Months Ended March 31,
	2009				2008
	Average Balance	Interest and Dividends		Yield/Cost	Average Balance	Interest and Dividends		Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,571,690	22,267	(1)	5.75%	$1,436,140	21,879	(1)	6.11%
Mortgage related securities (2)	134,453	1,912		5.77	134,134	1,821		5.45
Debt securities (2), federal funds sold and short-term investments	125,764	812		2.62	105,119	877		3.35
Total interest-earning assets	1,831,907	24,991		5.53	1,675,393	24,577		5.88
Noninterest-earning assets	80,220				76,226
Total assets	$1,912,127				$1,751,619
Interest-bearing liabilities:
Demand and money market accounts	$125,607	128		0.41	$143,642	825		2.30
Savings accounts	28,518	27		0.38	22,559	57		1.01
Certificates of deposit	1,056,989	9,580		3.68	882,879	10,177		4.62
Total interest-bearing deposits	1,211,114	9,735		3.26	1,049,080	11,059		4.23
Borrowings	512,556	4,933		3.90	471,297	4,911		4.18
Other interest-bearing liabilities	7,446	41		2.18	11,128	114		4.11
Total interest-bearing liabilities	1,731,116	14,709		3.45	1,531,505	16,084		4.21
Noninterest-bearing liabilities	12,788				18,803
Total liabilities	1,743,904				1,550,308
Equity	168,223				201,311
Total liabilities and equity	$1,912,127				$1,751,619
Net interest income		10,282				8,493
Net interest rate spread (3)				2.08%				1.67%
Net interest-earning assets (4)	$100,791				$143,888
Net interest margin (5)				2.28%				2.03%
Average interest-earning assets to average interest-bearing liabilities				105.82%				109.40%
________________________
(1) Includes net deferred loan fee amortization income of $244,000 and $430,000 for the three months ended March 31, 2009 and 2008, respectively.
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

	Three Months Ended March 31,
	2009 versus 2008
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable (1)(2)	$1,056	(668)	388
Mortgage related securities	4	87	91
Other earning assets (3)	598	(663)	(65)
Total interest-earning assets	1,658	(1,244)	414

Interest expense:
Demand and money market accounts	(92)	(605)	(697)
Savings accounts	22	(52)	(30)
Certificates of deposit	15,138	(15,735)	(597)
Total interest-bearing deposits	15,068	(16,392)	(1,324)
Borrowings	91	(69)	22
Other interest bearing liabilities	(31)	(42)	(73)
Total interest-bearing liabilities	15,128	(16,503)	(1,375)
Net change in net interest income	(13,470)	15,259	1,789
________________________

(1)	Includes net deferred loan fee amortization income of $244,000 and $430,000 for the three months ended March 31, 2009 and 2008, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Average balance of available for sale securities is based on amortized historical cost.

ASSET QUALITY

The following table summarizes nonperforming loans and assets:

NONPERFORMING ASSETS

	At March 31,	At December 31,
	2009	2008
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$49,881	42,182
Over four-family	37,259	35,787
Construction and land	18,596	18,271
Commercial real estate	3,290	9,325
Home equity	2,209	2,015
Commercial	-	150
Total non-accrual loans	111,235	107,730
Real estate owned
One- to four-family	16,756	16,720
Over four-family	9,537	6,057
Construction and land	1,179	1,094
Commercial real estate	4,067	782
Total real estate owned	31,539	24,653
Total nonperforming assets	$142,774	132,383

Total non-accrual loans to total loans receivable	7.24%	6.91%
Total non-accrual loans to total assets	5.78%	5.71%
Total nonperforming assets to total assets	7.42%	7.02%
                                                          _________________________

Total non-accrual loans increased by $3.5 million to $111.2 million as of March 31, 2009, compared to $107.7 million as of December 31, 2008.  The ratio of non-accrual loans to total loans at March 31, 2009 was 7.24% compared to 6.91% at December 31, 2008.  The increase in non-accrual loans was primarily attributable to the one- to four-family residential mortgage loans.  The $7.7 million increase in the one- to four-family category was primarily attributable to six individual borrowers.  The six loans have aggregate outstanding balances of $9.4 million which range from $3.6 million down to $552,000 and are collateralized by single family residences outside the state of Wisconsin.  During the quarter ended March 31, 2009, the Company determined that the value of the collateral was not sufficient to allow for the recovery of the outstanding loan balances.  As a result of the collateral shortfall, an aggregate of $933,000 has been established as a specific reserve with respect to these six lending relationships.

Of the $111.2 million in total non-accrual loans as of March 31, 2009, $63.6 million related to six borrower relationships or types of relationships.  The first is a $9.8 million relationship with a borrower who has 12 loans that are secured by over four-family residential and mixed use commercial real estate properties.  Based upon a review of the underlying collateral, the Company has determined that the value of the properties is not sufficient to allow for the recovery of the outstanding balance.  As a result, a $1.6 million charge-off was recorded during the year ended December 31, 2008 with respect to this relationship.  The second is a relationship with a borrower who has four loans totaling $4.5 million.  The Company believes that the collateral, which consists of over four -family rental units, is not sufficient to recover the outstanding principal balance of each of the loans, should the borrower cease efforts to return the loan to a performing status.  As a result, a $1.1 million charge-off was recorded during the year ended December 31, 2008 with respect to this relationship.  The third is a relationship with a borrower who has eight loans totaling $4.4 million.  The Company believes that the collateral, which consists of single family rental units, is not sufficient to recover the outstanding principal balance of each of the loans, should the borrower cease efforts to return the loan to a performing status.  As a result, $1.6 million in specific reserves have been established as of March 31, 2009 with respect to this relationship.  In addition to the three borrower relationships noted previously, a significant portion of total non-accrual loans relates to a number of lending relationships with small real estate investors, whose collateral consists of non-owner occupied one- to four-family properties.  As of March 31, 2009, $18.4 million relates to this general category.  Based upon a review of the underlying collateral, the Company has determined that the value of the properties related to these loans is not sufficient to allow for the recovery of the outstanding balance.  As a result, $1.6 million in charge-offs and $2.7 in specific reserves have been recorded with respect to this general category of borrowers.  An additional $13.9 million relates to a number of lending relationships with real estate developers.  Based upon a review of the underlying collateral, the Company has determined that the value of the properties related to these loans is not sufficient to allow for the recovery of the outstanding balance.  As a result, $3.3 million in charge-offs have been recorded with respect to this general category of borrowers.  Finally, $12.5 million of the overall balance of non-accrual loans relates to a number of borrowers with single family residences located outside of the state of Wisconsin and include the group of six loans previously described.  Based upon a review of the underlying collateral, the Company has determined that the value of the properties related to these loans is not sufficient to allow for the recovery of the outstanding balance.  As a result, $2.0 million in specific reserves have been recorded with respect to this general category of borrowers.

The Company owned 136 properties at December 31, 2008.  During the quarter ended March 31, 2009, 31 properties were added to real estate owned and 32 properties were disposed of.  Total real estate owned increased by $6.9 million, to $31.5 million as of March 31, 2009, compared to $24.7 million as of December 31, 2008.  Of this increase, $5.8 million relates to three former lending relationships.  The first relationship was collateralized by a commercial property with an estimated net realizable value of $2.2 million.  The second significant relationship was collateralized by a 52-unit residential property with an estimated net realizable value of $2.1 million.  The third relationship was collateralized by five residential and mixed used commercial real estate properties.  These properties have a combined estimated net realizable value of $1.5 million.  Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

A summary of the allowance for loan losses is shown below:

ALLOWANCE FOR LOAN LOSSES

	At or for the Three Months
	Ended March 31,
	2009	2008
	(Dollars in Thousands)

Balance at beginning of period	$25,167	$12,839
Provision for loan losses	7,201	2,699
Charge-offs:
Mortgage
One- to four-family	2,354	547
Over four-family	380	14
Commercial real estate	567	-
Construction and land	290	349
Consumer	-	4
Total charge-offs	3,591	914
Recoveries:
Mortgage
One- to four-family	62	44
Construction and land	-	106
Consumer	-	6
Total recoveries	62	156
Net charge-offs	3,529	758
Allowance at end of period	$28,839	$14,780

Ratios:
Allowance for loan losses to non-accrual loans at end of period	25.93%	16.78%
Allowance for loan losses to loans receivable at end of period	1.88%	1.03%
Net charge-offs to average loans outstanding (annualized)	0.91%	0.25%
                                          _______________

Net charge-offs totaled $3.5 million, or 0.91% of average loans for the three months ended March 31, 2009 on an annualized basis, compared to $758,000, or 0.25% of average loans for the comparable period in 2008.  The increase in charge-offs is a direct result of the increase in non-accrual loans compared to the comparable period in the prior year.  In addition, compared to prior periods, the Company has observed an increased likelihood of the borrower being unable to resolve the ongoing default prior to completion of a sheriff’s sale.  As such, charge-offs are generally being recognized earlier in the foreclosure process then they have been in prior periods.  Of the $3.5 million in net charge-offs for the three months ended March 31, 2009, $2.4 million related to loans secured by one- to four-family loans.  The majority of charge-offs in this category relate to two losses sustained on owner-occupied properties the larger of which was based on a suspected fraud.   An additional $567,000 in net charge-offs related to commercial real estate loans.  Of this total, approximately $517,000 related to one relationship with a borrower with four mixed used commercial real estate located in the City of Milwaukee and its surrounding suburban areas.  The four properties are now held by the Company as real estate owned.
The allowance for loan loss totaled $28.8 million or 1.88% of loans outstanding as of March 31, 2009 compared to $25.2 million or 1.61% of loans outstanding as of December 31, 2008.  The majority of the $3.6 million increase in the allowance for loan loss during the three months ended March 31, 2009 is primarily attributable to the increase in non-accrual loans and an increase in loss experience directly related to the weak real estate market.  Weakness in the residential real estate market is well into its second year and the risk of loss on loans secured by residential real estate remains elevated.  Due to these unfavorable market conditions, the Company expanded its loan review process to identify additional potential loan collateral short falls.  The results of this expanded process are reflected in the higher net charge-offs and allowance for loan losses as compared to prior periods.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 2.5% and 2.3% for the three months ended March 31, 2009 and 2008 respectively.  The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets.  We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans.  We also adjust liquidity as appropriate to meet asset and liability management objectives.  The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the full Asset/Liability Committee.  Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.

Our primary sources of liquidity are deposits, amortization and prepayment of loans, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competitors.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term, interest-earning assets, which provide liquidity to meet lending requirements.  Additional sources of liquidity used for the purpose of managing long- and short-term cash flows include advances from the FHLBC and access to the Federal Reserve Bank discount window.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2009 and 2008, respectively, $66.7 million and $36.7 million of our assets were invested in cash and cash equivalents.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, federal funds purchased and advances from the FHLBC.

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

During the three months ended March 31, 2009, the collection of principal payment on loans, net of loan originations provided cash flow of $12.0 million.  During the comparable period of the prior year, loan originations, net of collected principal, resulted in the use of $38.8 million in cash.  The decrease in loans receivable is reflective of the general decline in loan demand combined with the Company’s tightened underwriting standards given the current economic environment.  The decrease in the loan portfolio during the three months ended March 31, 2009 was primarily attributable to a $16.2 million decrease in one- to four-family loans and a $7.2 million decrease in land and construction loans.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.  Deposits increased by $27.3 million for the three months ended March 31, 2009 primarily as the result of competitive pricing offered on time deposits in our local market.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC, which provide an additional source of funds.  At March 31, 2009, we had $428.0 million in advances from the FHLBC, of which $29.1 million was due within 12 months.  As an additional source of funds, we also enter into repurchase agreements.  At March 31, 2009, we had $84.0 million in repurchase agreements.  The agreements mature at various times beginning in 2017, however, all are callable quarterly until maturity.

At March 31, 2009, we had outstanding commitments to originate loans of $18.0 million, unfunded commitments under construction loans of $16.5 million, unfunded commitments under business lines of credit of $10.3 million and unfunded commitments under lines of credit and standby letters of credit of $31.2 million.  At March 31, 2009, certificates of deposit scheduled to mature in one year or less totaled $925.6 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances in order to maintain our level of assets.  However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed.  Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that as of March 31, 2009, the Bank met all capital adequacy requirements to which it is subject.  On November 18, 2008, WaterStone Bank entered into an informal agreement with its federal and state bank regulators whereby it has agreed to maintain a minimum Tier I capital ratio of 8.00% and a minimum total risk based capital ratio of 10.00%.  At March 31, 2009, these higher capital requirements were satisfied.

As of March 31, 2009 the most recent notification from the Federal Deposit Insurance Corporation categorized WaterStone Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” WaterStone Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed WaterStone Bank’ category.

As a state-chartered savings bank, WaterStone Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.

The actual capital amounts and ratios for WaterStone Bank as of March 31, 2009 are presented in the table below:

	March 31, 2009
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
WaterStone Bank
Total capital (to risk-weighted assets)	$186,829	12.37%	$120,829	8.00%	$151,036	10.00%
Tier I capital (to risk-weighted assets)	167,835	11.11%	60,414	4.00%	90,621	6.00%
Tier I capital (to average assets)	167,835	8.78%	76,451	4.00%	95,564	5.00%
State of Wisconsin (to total assets)	167,835	8.75%	115,032	6.00%	N/A	N/A
                   _____________

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of March 31, 2009 and the respective maturity dates.

Contractual Obligations
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Deposits without a stated maturity (5)	$151,921	151,921	-	-	-
Certificates of deposit (5)	1,071,278	925,572	128,458	17,248	-
Federal Home Loan Bank advances (1)	428,000	41,100	36,900	-	350,000
Repurchase agreements (2)(5)	84,000	-	-	-	84,000
Operating leases (3)	78	78	-	-	-
State income tax obligation (4)	2,484	2,484	-	-	-
Salary continuation agreements	2,113	576	645	340	552
	$1,739,874	1,121,731	166,003	17,588	434,552
 ______________________
(1)  Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.  Excludes interest which will accrue on the advances.  All Federal Home Loan Bank advances with maturities exceeding fice years are callable on quarterly basis with the initial call at various times through March 2009.
(2)  The repurchase agreements are callable on a quarterly basis until maturity.
(3)  Represents non-cancelable operating leases for offices and equipment.
(4)  Represents remaining amounts due to the Wisconsin Department of Revenue related to the operations of the Company's Nevada subsidiary.
(5)  Excludes interest.

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of March 31, 2009.

Other Commitments
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$18,032	18,032	-	-	-
Unused portion of home equity lines of credit (2)	29,317	29,317	-	-	-
Unused portion of business lines of credit	10,270	10,270	-	-	-
Unused portion of construction loans (3)	16,531	16,531	-	-	-
Standby letters of credit	1,866	1,629	152	85	-
Total Other Commitments	$76,016	75,779	152	85	-
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

Income Simulation.  Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation used projected repricing of assets and liabilities at March 31, 2009 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions can have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage-related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the expected average lives of our assets tend to lengthen more than the expected average lives of our liabilities and, therefore, negatively impact net interest income and earnings.

Percentage Increase (Decrease) in Estimated Annual Net Interest Income Over 24 Months

300 basis point increase in rates	0.10%
200 basis point increase in rates	2.20
100 basis point increase in rates	1.56
100 basis point decrease in rates	(2.19)
200 basis point decrease in rates	(2.98)
300 basis point decrease in rates	(15.65)

WaterStone Bank’s Asset/Liability policy limits projected changes in net average annual interest income to a maximum variance of (10%) to (50%) for various levels of interest rate changes measured over a 24-month period when compared to the flat rate scenario.  In addition, projected changes in the capital ratio are limited to (0.15%) to (1.00%) for various levels of changes in interest rates when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  Because our balance sheet is asset sensitive, income is projected to increase proportionately with increases in interest rates.  At March 31, 2009, a 100 basis point immediate and instantaneous increase in interest rates had the effect of increasing estimated net interest income by 1.56% while a 100 basis point decrease in rates had the affect of decreasing net interest income by 2.19%.  At March 31, 2009, a 100 basis point immediate and instantaneous increase in interest rates had the effect of increasing the estimated return on assets by 0.04% while a 100 basis point decrease in rates had the effect of decreasing the return on assets by 0.06%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At March 31, 2009, we believe that any liability arising from the resolution of any pending legal proceedings will not be material to our financial condition or results of operations.

Item 1A. Risk Factors

See “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Item 6. Exhibits

    (a) Exhibits: See Exhibit Index, which follows the signature page hereof.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: May 8, 2009
/s/Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer
Date: May 8, 2009
/s/ Richard C. Larson
Richard C. Larson
Chief Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended March 31, 2009

Exhibit No.	Description	Filed Herewith
31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Executive Officer of Waterstone Financial, Inc.	X
31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Waterstone Financial, Inc.	X
32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Waterstone Financial, Inc.	X
32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Waterstone Financial, Inc.	X

-  41  -