Form 10-Q
period 2009-06-30
WATERSTONE FINANCIAL INC
filed 2009-08-06
CIK 1329517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 31,249,897 at July 31, 2009.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30,	December 31,
	2009	2008
Assets	(In Thousands, except share data)
Cash	$50,956	14,847
Federal funds sold	21,719	9,002
Short term investments	22,196	-
Cash and cash equivalents	94,871	23,849
Securities available for sale (at fair value)	191,007	179,887
Securities held to maturity (at amortized cost)
fair value of $8,049 in 2009 and $8,165 in 2008	9,938	9,938
Loans held for sale	30,530	12,993
Loans receivable	1,481,000	1,559,758
Less: Allowance for loan losses	25,638	25,167
Loans receivable, net	1,455,362	1,534,591
Office properties and equipment, net	29,660	30,560
Federal Home Loan Bank stock, at cost	21,653	21,653
Cash surrender value of life insurance	33,087	32,399
Real estate owned	45,000	24,653
Prepaid expenses and other assets	16,575	14,909
Total assets	$1,927,683	1,885,432

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$55,085	53,434
Money market and savings deposits	90,978	100,930
Time deposits	1,061,379	1,041,533
Total deposits	1,207,442	1,195,897

Short term borrowings	53,000	4,100
Long term borrowings	459,000	482,900
Advance payments by borrowers for taxes	15,415	862
Other liabilities	19,521	30,406
Total liabilities	1,754,378	1,714,165

Shareholders’ equity:
Preferred stock (par value $.01 per share)
Authorized 20,000,000 shares, no shares issued	—	—
Common stock (par value $.01 per share)
Authorized - 200,000,000 shares in 2009 and 2008
Issued - 33,974,250 shares in 2009 and in 2008
Outstanding - 31,249,897 shares in 2009 and in 2008	340	340
Additional paid-in capital	108,356	107,839
Accumulated other comprehensive loss net of taxes	(4,221)	(6,449)
Retained earnings	118,787	119,921
Unearned ESOP shares	(4,696)	(5,123)
Treasury shares (2,724,353 shares), at cost	(45,261)	(45,261)
Total shareholders’ equity	173,305	171,267
Total liabilities and shareholders’ equity	$1,927,683	1,885,432

See Accompanying Notes to Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Interest income:
Loans	$44,374	$44,418	$22,107	$22,539
Mortgage-related securities	3,764	3,740	1,852	1,919
Debt securities, cash and cash equivalents	1,666	1,667	855	790
Total interest income	49,804	49,825	24,814	25,248
Interest expense:
Deposits	19,091	21,420	9,354	10,356
Borrowings	9,978	10,162	5,007	5,142
Total interest expense	29,069	31,582	14,361	15,498
Net interest income	20,735	18,243	10,453	9,750
Provision for loan losses	10,202	11,276	3,001	8,577
Net interest income after provision for loan losses	10,533	6,967	7,452	1,173
Noninterest income:
Service charges on loans and deposits	571	975	277	439
Increase in cash surrender value of life insurance	508	583	292	347
Mortgage banking income	3,889	1,979	2,989	1,229
Total other-than-temporary impairment losses	(8,555)	-	(7,648)	-
Portion of loss recognized in other comprehensive income (before taxes)	7,443	-	7,443	-
Net impairment losses recognized in earnings	(1,112)	-	(205)	-
Other	437	442	221	237
Total noninterest income	4,293	3,979	3,574	2,252
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	8,391	8,294	4,581	4,469
Occupancy, office furniture and equipment	2,368	2,419	1,146	1,166
Advertising	450	532	228	368
Data processing	708	697	343	329
Communications	349	344	155	176
Professional fees	692	513	350	296
Real estate owned	1,209	1,240	389	857
Other	2,915	1,616	1,985	992
Total noninterest expenses	17,082	15,655	9,177	8,653
Income (loss) before income taxes	(2,256)	(4,709)	1,849	(5,228)
Income taxes (benefit)	(5)	(2,782)	498	(2,692)
Net income (loss)	(2,251)	(1,927)	1,351	(2,536)
Earnings (loss) per share:
Basic	(0.07)	(0.06)	0.04	(0.08)
Diluted	(0.07)	(0.06)	0.04	(0.08)
Weighted average shares outstanding:
Basic	30,661,074	30,535,674	30,333,527	30,545,141
Diluted	30,661,074	30,535,674	30,333,527	30,545,141

See Accompanying Notes to Consolidated Financial Statements.

WATERSONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other		Unearned
	Common Stock		Paid-In	Comprehensive	Retained	ESOP	Treasury	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Shares	Equity
	(In Thousands)
Balances at December 31, 2007	31,251	$340	106,306	44	146,367	(5,977)	(45,261)	201,819

Comprehensive income:
Net income	—	—	—	—	(1,927)	—	—	(1,927)
Other comprehensive loss:
Net unrealized holding loss on
available for sale securities arising during the period, net of taxes of $1,250	—	—	—	(2,322)	—	—	—	(2,322)
Total comprehensive loss								(4,249)
ESOP shares committed to be released to Plan participants	—	—	42	—	—	426	—	468
Stock based compensation	—	—	874	—	—	—	—	874

Balances at June 30, 2008	31,251	$340	107,222	(2,278)	144,440	(5,551)	(45,261)	198,912

Balances at December 31, 2008	31,250	$340	107,839	(6,449)	119,921	(5,123)	(45,261)	171,267

Cumulative effect adjustment related to a change in accounting principle related
to available for sale securities, net of taxes of $448				(669)	1,117			448

Comprehensive loss:
Net loss	—	—	—	—	(2,251)	—	—	(2,251)
Other comprehensive income:
Net unrealized holding gain on
available for sale securities arising during the period, net of taxes of $652	—	—	—	2,231	—	—	—	2,231
Reclassification of adjustment for net losses on available for sale
securities realized during the period, net of taxes of $446	—	—	—	666	—	—	—	666
Total comprehensive income								646
ESOP shares committed to be released to Plan participants	—	—	(320)	—	—	427	—	107
Stock based compensation	—	—	837	—	—	—	—	837

Balances at June 30, 2009	31,250	$340	108,356	(4,221)	118,787	(4,696)	(45,261)	173,305
See Accompanying Notes to Consolidated Financial Statements.

WATERSONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2009	2008
	(In Thousands)
Operating activities:
Net loss	$(2,251)	(1,927)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Provision for loan losses	10,202	11,276
Depreciation	1,012	1,260
Deferred income taxes	(308)	(2,210)
Stock based compensation	837	874
Net amortization of premium on debt and mortgage-related securities	(109)	(181)
Amortization of unearned ESOP shares	107	468
Gain on sale of loans held for sale	(3,500)	(1,237)
Loans originated for sale	(367,362)	(165,464)
Proceeds on sales of loans originated for sale	353,326	177,544
(Increase) decrease in accrued interest receivable	108	(654)
Increase in cash surrender value of bank owned life insurance	(508)	(583)
Increase (decrease) in accrued interest on deposits and borrowings	(1,341)	1,669
Increase (decrease) in other liabilities	5,698	(651)
Loss on impairment of securities	1,112	—
Loss (gain) on sale of real estate owned and other assets	(356)	376
Other	(1,114)	(265)
Net cash provided by (used in) operating activities	(4,447)	20,295
Investing activities:
Net decrease (increase) in loans receivable	40,589	(139,213)
Purchases of:
Debt securities	(19,349)	(5,000)
Mortgage-related securities	(13,010)	(24,529)
Structured notes, held to maturity	—	(4,289)
Premises and equipment, net	(3,480)	(774)
Bank owned life insurance	(180)	(5,180)
FHLB stock	—	(2,364)
Proceeds from:
Principal repayments on mortgage-related securities	18,011	10,458
Maturities of debt securities	5,000	984
Calls on structured notes	—	1,998
Sales of real estate owned and other assets	8,723	6,193
Net cash provided by (used in) investing activities	36,304	(161,716)

See Accompanying Notes to Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2009	2008
	(In Thousands)
Financing activities:
Net increase in deposits	11,545	98,322
Net change in short-term borrowings	25,000	(21,188)
Proceeds from long-term borrowings	—	65,000
Net increase (decrease) in advance payments by borrowers for taxes	2,620	(2,001)
Net cash provided by financing activities	39,165	140,133
Increase in cash and cash equivalents	71,022	(1,288)
Cash and cash equivalents at beginning of period	23,849	17,884
Cash and cash equivalents at end of period	$94,871	16,596

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	1,247	1,283
Interest payments	30,410	29,913
Noncash investing activities:
Loans receivable transferred to real estate owned	28,438	14,517
Noncash financing activities:
Long-term FHLB advances reclassified to short-term	23,900	—

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2008 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The preparation of the unaudited consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Significant items subject to such estimates and assumptions include the allowance for loan losses and deferred income taxes.  Actual results could differ from those estimates.  Subsequent events have been evaluated through the issuance of the unaudited consolidated financial statements which is August 6, 2009.

Note 2 — Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform to the June 30, 2009 presentation.

Note 3 — Securities

Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	June 30, 2009
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$46,039	1,450	(2)	47,487
Collateralized mortgage obligations	87,714	1,714	(8,367)	81,061
Mortgage-related securities	133,753	3,164	(8,369)	128,548

Government sponsored entity bonds	18,003	219	(19)	18,203
Municipal securities	39,046	326	(1,882)	37,490
Corporate notes	1,998	—	(12)	1,986
Other debt securities	5,250	—	(470)	4,780
Debt securities	64,297	545	(2,383)	62,459
	$198,050	3,709	(10,752)	191,007

	December 31, 2008
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$38,966	1,133	(14)	40,085
Collateralized mortgage obligations	100,896	1,068	(10,507)	91,457
Mortgage-related securities	139,862	2,201	(10,521)	131,542

Government sponsored entity bonds	11,007	335	—	11,342
Municipal securities	32,697	291	(1,626)	31,362
Corporate notes	992	—	(51)	941
Other debt securities	5,250	—	(550)	4,700
Debt securities	49,946	626	(2,227)	48,345
	$189,808	2,827	(12,748)	179,887

At June 30, 2009, $10.2 million of the Company’s government sponsored entity bonds and $92.0 million of the Company’s mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.

The amortized cost and fair values of investment securities by contractual maturity at June 30, 2009, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt securities
Due within one year	$7,500	7,515
Due after one year through five years	21,390	21,213
Due after five years through ten years	10,084	10,208
Due after ten years	25,323	23,523
Mortgage-related securities	133,753	128,548
	$198,050	191,007

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage backed securites	1,769	(2)	—	—	1,769	(2)
Collateralized mortgage obligations	876	(5)	29,598	(8,362)	30,474	(8,367)
Government sponsored entity bonds	4,478	(19)	—	—	4,478	(19)
Municipal securities	4,979	(286)	16,613	(1,596)	21,592	(1,882)
Corporate notes	1,986	(12)	—	—	1,986	(12)
Other debt securities	4,530	(470)	—	—	4,530	(470)
	$18,618	(794)	46,211	(9,958)	64,829	(10,752)

In the first quarter of 2009, the Company elected to adopt Financial Accounting Standards Board (FASB) Staff Position Nos. 115-2 and 124-2 Recognition and Presentation of Other-Than-Temporary Impairments, 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  In evaluating whether a credit loss exists for a given debt security, management considers the length of time and extent to which the fair value has been less than cost, financial condition of the issuer and the underlying obligors, quality of credit enhancements, volatility of the fair value of the security, the expected recovery period of the security, payment structure of the security and ratings agency evaluations.

At June 30, 2009, this evaluation indicated that collateralized mortgage obligations with a combined carrying value of $22.4 million and municipal securities with a combined carrying value of $2.0 million may be other-than-temporarily impaired.  Estimates of discounted cash flows based on expected yield at time of original purchase, prepayment assumptions based on actual and anticipated prepayment speed, actual and anticipated default rates and estimated level of severity given the loan to value ratios, credit scores, geographic locations, vintage and levels of subordination related to the security and its underlying collateral resulted in a projected credit loss on two collateralized mortgage obligations.  Both of these securities had been deemed other-than-temporarily impaired in prior periods and a cumulative-effect adjustment of $1.1 million was made to retained earnings as of January 1, 2009 to reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis as of the beginning of the period in which the aforementioned FASB Staff Positions were adopted.  Additional estimated credit losses on the two collateralized mortgage obligations of $205,000 and $1.1 million were charged to earnings in the three- and six-month periods ended June 30, 2009, respectively.  These two securities had a fair value of $3.4 million and $11.6 million and an amortized cost of $5.4 million and $17.1 million, respectively as of June 30, 2009.  As of June 30, 2009, unrealized losses on collateralized mortgage obligations include other-than-temporary impairment recognized in other comprehensive income (before taxes) of $7.4 million.

The following table presents the change in other-than-temporary credit related impairment charges on collateralized mortgage obligations for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(in thousands)
Credit related impairments on securties as of December 31, 2008	$755
Credit related impairments not previously recognized	1,112
Credit related impairments on securities as of June 30, 2009	$1,867

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

Securities Held to Maturity

As of June 30, 2009, the Company held three securities that have been designated as held to maturity.  The securities have a total amortized cost of $9.9 million and an estimated fair value of $8.0 million.  Each security is callable quarterly.  Two of the securities have a final maturity in 2022 and the remaining security has a final maturity in 2023.  A significant portion of the difference between fair value and amortized cost with respect to this portfolio relates to one structured note with an amortized cost of $2.6 million and a fair value of $1.2 million.  Due to the magnitude of the difference between fair value and amortized cost and considering additional factors as previously described, the Company assessed whether this security is other-than-temporarily impaired.  Based primarily on the ongoing financial support of the company that issued the security by the United States government, the Company has determined that the security is not other-than-temporarily impaired at June 30, 2009.

Note 4 — Loans Receivable

Loans receivable are summarized as follows:

	June 30,	December 31,
	2009	2008
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$751,009	790,486
Over four-family residential	514,416	512,746
Commercial real estate	51,846	55,193
Construction and land	87,900	131,840
Home equity	87,804	89,648
Consumer loans	649	365
Commercial business loans	45,069	43,006
Gross loans receivable	1,538,693	1,623,284
Less:
Undisbursed loan proceeds	55,626	61,192
Unearned loan fees	2,067	2,334
Total loans receivable, net	$1,481,000	1,559,758

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  The Company does not have a concentration of loans in any specific industry.  Credit risks tend to be geographically concentrated in that a majority of the Company’s customer base lies in the Milwaukee metropolitan area.  Furthermore, as of June 30, 2009, 86.8% of the Company’s loan portfolio involves loans that are secured by real estate properties located primarily within the Milwaukee metropolitan area.  Residential real estate collateralizing $157.3 million or 10.2% of total mortgage loans is located outside of the state of Wisconsin.

The unpaid principal balance of loans serviced for others was $4.8 million and $4.9 million at June 30, 2009 and December 31, 2008, respectively. These loans are not reflected in the consolidated financial statements.

A summary of the activity in the allowance for loan loss is as follows:

	For the Six Months Ended
	June 30,
	2009	2008
	(Dollars in Thousands)

Balance at beginning of period	$25,167	12,839
Provision for loan losses	10,202	11,276
Charge-offs	(9,843)	(4,709)
Recoveries	112	205
Balance at end of period	$25,638	19,611

Allowance for loan losses to loans receivable	1.73%	1.29%
Net charge-offs to average loans outstanding (annualized)	1.26%	0.62%
Allowance for loan losses to non-performing loans	26.63%	21.37%
Non-performing loans to loans receivable	6.50%	6.03%

Non-accrual loans totaled $96.3 million at June 30, 2009 and $107.7 million at December 31, 2008.

During 2007 and into 2008, the Company experienced significant deterioration in credit quality, primarily in its residential and construction and land portfolios.  These two segments represent a significant portion of the overall loan portfolio.  The downturn in the residential real estate market that has continued into 2009 has reduced demand and market prices for vacant land, new construction and existing residential units.  The economic downturn and the depressed real estate market have negatively impacted many residential real estate customers and have resulted in the elevated level of nonperforming loans.

The following table presents data on impaired loans at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
	(In Thousands)
Impaired loans for which an allowance has been provided	$46,286	41,970
Impaired loans for which no allowance has been provided	72,097	56,382
Total loans determined to be impaired	$118,383	98,352

Allowance for loan losses related to all impaired loans	$7,629	9,832

Determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral.  The valuation process is subject to the use of significant estimates and actual results could differ from estimates.  This analysis is primarily based upon third party appraisals, or a discounted cash flow analysis in the case of an income producing property.  In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan.  Of the total $72.1 million of impaired loans for which no allowance has been provided, $30.9 million represent loans on which a total of $10.4 million in charge-offs have been recorded to reduce the outstanding loans balance to an amount that is commensurate with the estimated net realizable value of the underlying collateral.  To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

As of June 30, 2009 and December 31, 2008, troubled debt restructurings totaled $21.5 million and $2.4 million, respectively.  All but five of these loans totaling $3.2 million are performing in accordance with the terms of the restructuring as of June 30, 2009.

The Company serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in Wisconsin. The loan portfolio is widely diversified by types of borrowers, property type, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2009 and 2008, no loans to one borrower or industry concentrations existed in the Company’s loan portfolio in excess of 10% of total loans.

Note 5 — Deposits

A summary of the contractual maturities of certificate accounts at June 30, 2009 is as follows:

(In Thousands)

Within one year	$902,445
One to two years	129,787
Two to three years	15,840
Three to four years	9,886
Four through five years	3,421
$1,061,379

Note 6 — Borrowings

Borrowings consist of the following:

		June 30, 2009		December 31, 2008
			Weighted		Weighted
			Average		Average
		Balance	Rate	Balance	Rate
		(Dollars in Thousands)
Federal Home Loan Bank Chicago (FHLBC) advances maturing:
	2009	$4,100	4.23%	4,100	4.23%
	2010	73,900	3.61%	48,900	4.80%
	2016	220,000	4.34%	220,000	4.34%
	2017	65,000	3.19%	65,000	3.19%
	2018	65,000	2.97%	65,000	2.97%

Repurchase agreements maturing	2017	84,000	3.96%	84,000	3.96%
		$512,000	3.85%	487,000	3.99%

The $73.9 million in advances due in 2010 consist of five advances with rates ranging from 1.29% to 4.94% callable quarterly until maturity.

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

The $84 million in repurchase agreements have rates ranging from 2.89% to 4.31% callable quarterly until maturity.

The Company selects loans that meet underwriting criteria established by the FHLBC as collateral for outstanding advances.  The Company’s FHLBC borrowings are limited to 60% of the carrying value of qualifying, unencumbered one- to four-family mortgage loans, 25% of the carrying value of home equity loans and 60% of the carrying value of over four-family loans.  In addition, these advances are collateralized by FHLBC stock of $21.7 million at June 30, 2009 and December 31, 2008.

Note 7 – Income Taxes

We recorded an income tax benefit of $5,000 for the six months ended June 30, 2009.  This total was comprised of a $503,000 benefit recorded in the first quarter of 2009 offset by a $498,000 expense recorded in the second quarter of 2009.  The $503,000 benefit was the result of a Wisconsin state tax law change (retroactive to January 1, 2009) related to the net unrealized loss on securities available for sale owned by the Company’s Nevada subsidiary.  The $498,000 federal tax expense recorded in the second quarter of 2009 was the result of an increase in the deferred tax asset valuation allowance due to the second quarter filing of the 2008 federal return.  During the first six months of 2008, we recorded an income tax benefit of $2.8 million.  During this period, the Company recognized future benefits related to deferred tax assets including state net operating loss carry forwards.

Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes the cumulative losses in the current year and prior two years and general business and economic trends. At June 30, 2009 and December 31, 2008, the Company determined that valuation allowances of $14.1 million and $13.5 million, respectively were necessary, largely based on the evidence represented by a cumulative loss in the most recent three-year period caused by the significant loan loss provisions recorded during 2009 and 2008. In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of projected earnings. Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly.

Note 8 – Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk are as follows:

	June 30,	December 31,
	2009	2008
	(In Thousands)
Financial instruments whose contract amounts represent
potential credit risk:
Commitments to extend credit under first mortgage loans	$13,668	15,340
Unused portion of home equity lines of credit	29,616	30,368
Unused portion of construction loans	15,405	20,241
Unused portion of business lines of credit	10,604	10,584
Standby letters of credit	1,866	1,866

In connection with its mortgage banking activities, the Company enters into forward loan sale commitments.  Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale.  As of June 30, 2009 and December 31, 2008, the Company had $30.5 million and $13.0 million, respectively in forward loan sale commitments.  A forward sale commitment is a derivative instrument under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,”(as amended), which must be recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in its value recorded in income from mortgage banking operations.  In determining the fair value of its derivative loan commitments for economic purposes, the Company considers the value that would be generated when the loan arising from exercise of the loan commitment is sold in the secondary mortgage market. That value includes the price that the loan is expected to be sold for in the secondary mortgage market.

Note 9 – Earnings (loss) per share

Earnings per share is computed using the two-class method.  Basic earnings per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the applicable period excluding outstanding participating securities.  Participating securities include unvested restricted shares.  Unvested restricted shares are considered participating securities because holders of these securities have the right to receive non-forfeitable dividends at the same rate as holders of the Company's common stock.  Diluted earnings is computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Unvested restricted stock is considered outstanding for dilutive earnings (loss) per share only.  Unvested restricted stock and stock options totaling 149,900 and 462,000, respectively for the six and three month periods ended June 30, 2009 and 201,200 and 626,000, respectively for the six and three month periods ended June 30, 2008 are antidilutive and are excluded from the earnings (loss) per share calculation.

Presented below are the calculations for basic and diluted earnings (loss) per share:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In Thousands, except per share data)

Net income (loss) available to
common stockholders	$(2,251)	(1,927)	$1,345	(2,536)

Weighted average shares outstanding	30,661	30,536	30,334	30,545
Effect of dilutive potential common shares	-	-	-	-
Diluted weighted average shares outstanding	30,661	30,536	30,334	30,545

Basic earnings (loss) per share	$(0.07)	(0.06)	$0.04	(0.08)
Diluted earnings (loss) per share	$(0.07)	(0.06)	$0.04	(0.08)

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.  In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that we have the ability to access.  Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

	Assets Measured at Fair Value at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Available for sale securities	$191,007	-	176,025	14,982

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

Available-for-sale securties
(In Thousands)

Balance December 31, 2008	$4,242
Transfer into level 3	9,870
Unrealized holding losses arising during the period:
Included in other comprehensive loss	1,127
Other than temporary impairment included in net loss	(1,112)
Principal repayments	(267)
Net accretion of discount/amortization of premium	5
Cumulative-effect adjustment	1,117
Balance June 30, 2009	$14,982

Level 3 available-for-sale securities include two corporate collateralized mortgage obligations.  The market for these securities was not active as of June 30, 2009.  As such, following the guidance set forth in FASB Staff Position 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly the Company valued these securities based on the present value of estimated future cash flows

Loans held for sale – Under FAS 159, the Company elected to carry our loans held for sale at fair value.  Fair value is generally determined by estimating a gross premium or discount, which is derived from pricing currently observable in the market.  At June 30, 2009, loans held-for-sale totaled $30.5 million.  Loans held-for-sale are considered to be Level 2 in the fair value hierarchy of valuation techniques.

Assets Recorded at Fair Value on a Non-recurring Basis

Loans – On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded in our consolidated statements of financial condition at fair value.  Fair value is determined based on third party appraisals.  At June 30, 2009, loans determined to be impaired with an outstanding balance of $46.3 million were carried net of specific reserves of $7.6 million for a fair value of $38.7 million.  Impaired loans are considered to be Level 2 in the fair value hierarchy of valuation techniques.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals obtained at the time the Company takes title to the property and, if less than the carrying value of the loan, the carrying value of the loan is adjusted to the fair value. At June 30, 2009, real estate owned totaled $45.0 million.  Real estate owned is considered to be Level 2 in the fair value hierarchy of valuation techniques.

The carrying amounts and fair values of the Company’s financial instruments consist of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In Thousands)
Financial Assets
Cash and cash equivalents	$94,871	94,871	23,849	23,849
Securities available-for-sale	191,007	191,007	179,887	179,887
Securities held-to-maturity	9,938	8,049	9,938	8,165
Loans held for sale	30,530	30,530	12,993	12,993
Loans receivable	1,481,000	1,495,507	1,559,758	1,553,577
FHLB stock	21,653	21,653	21,653	21,653
Cash surrender value of life insurance	33,087	33,087	32,399	32,399
Accrued interest receivable	4,213	4,213	4,323	4,323

Financial Liabilities
Deposits	1,207,442	1,213,402	1,195,897	1,202,939
Advance payments by
borrowers for taxes	15,415	15,415	862	862
Borrowings	512,000	511,192	487,000	501,858
Accrued interest payable	4,197	4,197	5,539	5,539
Obligations under capital leases	-	-	3,308	3,308

Other Financial Instruments
Stand-by letters of credit	7	7	12	12

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

d) Loans Receivable

Fair values for loans receivable are based upon third party appraisals or are estimated using a discounted cash flow calculation that applies current interest rates to estimated future cash flows of the loans receivable.  Fair values for loans deemed to be impaired are determined as previously discussed.

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

Note 11 – Recent Accounting Developments

The Company has adopted Financial Accounting Standards Board (“FASB”) Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), issued February 2008. FSP 157-2 delayed the effective date of FAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. The provisions of FAS 157 for non-financial assets and non-financial liabilities were applied as of January 1, 2009, which had no effect on the Company’s financial position, results of operation or liquidity.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  The objective of the statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  The Company adopted SFAS 168, when required, in conjunction with the first interim period ending after June 15, 2009 and the adoption did not have an impact on financial position, results of operation or liquidity.

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

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. FSP 157-4 must be applied prospectively. The Company elected to adopt FSP 157-4 in the first quarter of 2009. The adoption of FSP 157-4 had no material impact on the Company’s financial position, results of operation or liquidity.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 relates to fair value disclosures in public entity financial statements for financial instruments that are within the scope of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). This guidance increases the frequency of those disclosures, requiring public entities to provide the disclosures on a quarterly basis (rather than just annually). The quarterly disclosures are intended to provide financial statement users with more timely information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. FSP 107-1 must be applied prospectively. The Company elected to adopt FSP 107-1 and APB 28-1 in the first quarter of 2009.  The adoption of FSP 107-1 and APB 28-1 had no material impact on the Company’s financial position, results of operation or liquidity.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”). FSP 115-2 and FSP 124-2 collectively establish a new method of recognizing and reporting other-than-temporary impairments of debt securities. FSP 115-2 and FSP 124-2 also contain additional disclosure requirements related to debt and equity securities. FSP 115-2 and FSP 124-2 change existing impairment guidance under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). For debt securities, the “ability and intent to hold” provision is eliminated, and impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). This new framework does not apply to equity securities (i.e., impaired equity securities will continue to be evaluated under previously existing guidance). The “probability” standard relating to the collectability of cash flows is eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security. FSP 115-2 and FSP 124-2 also provide that for debt securities which (i) an entity does not intend to sell and (ii) it is not more likely than not that the entity will be required to sell before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into the amount related to estimated credit losses and the amount related to all other factors. The amount of the total impairment related to all other factors is recorded in other comprehensive loss and the amount related to estimated credit loss is recognized as a charge against current period earnings. FSP 115-2 and FSP 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company elected to adopt FSP 115-2 and FSP 124-2 in the first quarter of 2009. See further discussion in Note 3 on the impact of adoption.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Information

This report contains or incorporates by reference various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management.  Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as in oral presentations.  When used in written documents or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “objective” and similar expressions and verbs in the future tense, are intended to identify forward-looking statements.  The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected.  In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:

•	adverse changes in the real estate markets;
•	adverse changes in the securities markets;
•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	legislative or regulatory changes that adversely affect our business;
•	our ability to enter new markets successfully and take advantage of growth opportunities;
•	significantly increased competition among depository and other financial institutions;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and
•	changes in consumer spending, borrowing and savings habits.

See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption “Risk Factors” in Item 1A of the Company’s 2008 Annual Report on Form 10-K).

Overview

Generally, our results of operations are highly dependent on our net interest income and the provision for loan losses.  In recent periods our results of operations have also been impacted by the conclusion that a portion of our securities portfolio has experienced an other than temporary impairment.  Net interest income is the difference between the interest income we earn on loans receivable, investment securities and cash and cash equivalents and the interest we pay on deposits and other borrowings.  The Company’s banking subsidiary, WaterStone Bank SSB (“WaterStone Bank”), formerly Wauwatosa Savings Bank, is primarily a mortgage lender with such loans comprising 97.0% of total loans receivable on June 30, 2009.  Further, 82.2% of loans receivable are residential mortgage loans with over four-family loans comprising 33.4% of all loans on June 30, 2009.  WaterStone Bank funds loan production primarily with retail deposits and Federal Home Loan Bank advances.  On June 30, 2009, deposits comprised 68.8% of total liabilities.  Time deposits, also known as certificates of deposit, accounted for 87.9% of total deposits at June 30, 2009.  Federal Home Loan Bank advances outstanding on June 30, 2009 totaled $512.0 million, or 29.2% of total liabilities.  During this period of low interest rates and economic weakness, we have determined that an investment philosophy emphasizing short-term liquid investments is prudent and will position the Company to take advantage of the opportunities that will exist as the local and national economies recover from the recession.

During the six and three month periods ended June 30, 2009, our results of operations continued to be adversely affected by elevated levels of  nonperforming  loans and real estate owned and corresponding provision for loan losses and loan charge-offs.  We have sought to address the impact of the real estate market by increasing our provisions for loan losses over the past two years.  The continued downturn in the local real estate market prompted the Company to reevaluate the assumptions used to determine the fair value of collateral related to loans receivable to ensure that the allowance for loan losses continued to be an accurate reflection of management’s best estimate of the amount needed to provide for the probable loss on impaired loans and other inherent losses in the loan portfolio.  As a result, the Company determined that a provision for loan losses of $10.2 million was necessary during the six months ended June 30, 2009 in order to maintain the allowance for loan losses to an appropriate level.  Additional information regarding loan quality and its impact on our financial condition and results of operations can be found in the Asset Quality discussion.  Our results of operations are also affected by noninterest income and noninterest expense.  Noninterest income consists primarily of mortgage banking fee income and service charges.  A significant increase in the sale of mortgage loans on the secondary market, resulting from a decline in mortgage interest rates during the period, yielded a $1.9 million increase in mortgage banking income during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  The increase in mortgage banking activity during the six month period ended June 30, 2009 was partially offset by a $1.1 million impairment charge of securities considered to be other than temporarily impaired.  Noninterest expense consists primarily of compensation and employee benefits, FDIC insurance premiums, occupancy expenses and real estate owned expense.  In 2009 our noninterest expense has been and will continue to be affected by higher deposit insurance premium assessments from the FDIC.  FDIC insurance premium expense, which includes a $875,000 special assessment during the six months ended June 30, 2009, has increased $1.3 million compared to the six months ended June 30, 2008.  The FDIC has stated that it is probable that an additional special assessment will be necessary in the fourth quarter of 2009, although the amount of such a special assessment is uncertain.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities.

The following discussion and analysis is presented to assist the reader in the understanding and evaluation of the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the results of operations for the six and three month period ended June 30, 2009 and 2008 and the financial condition as of June 30, 2009 compared to the financial condition as of December 31, 2008.

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

Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes the cumulative losses in the current year and prior two years and general business and economic trends.  At June 30, 2009 and at December 31, 2008, the Company determined that valuation allowances were necessary, largely based on the cumulative loss during the most recent three-year period caused by the significant loan loss provisions recorded during 2009 and 2008.  In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of projected earnings.  Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly.

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

Management believes its tax policies and practices are critical because the determination of the tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets.  We have no plans to change the tax recognition methodology in the future.  If our estimated deferred tax valuation allowance is adjusted it will affect our future results of operations.  At June 30, 2009, the Company had a deferred tax valuation allowance of $14.1 million.  The net recorded deferred tax asset, after valuation allowance, at June 30, 2009 was $5.6 million.  The remaining deferred tax asset was supported by remaining carry-backs of income taxes paid in prior years and available tax planning strategies.  The deferred tax asset is also net of deferred tax liabilities associated with net unrealized gains on available for sale investment securities recorded in other comprehensive income.  The comparable net deferred tax asset valuation allowance at December 31, 2008 totaled $13.5 million and the net deferred tax asset after valuation allowance was $5.6 million.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008

General - Net loss for the six months ended June 30, 2009 totaled $2.3 million, or $0.07 for both basic and diluted loss per share compared to net loss of $1.9 million, or $0.06 for both basic and diluted earnings per share for the six months ended June 30, 2008.  The six months ended June 30, 2009 generated an annualized loss on average assets of 0.24% and an annualized loss on average equity of 2.66%, compared to an annualized loss on average assets of 0.22% and an annualized loss on average equity of 1.92% for the comparable period in 2008.  The comparable net losses for the two periods reflect continuing asset quality issues resulting in a $10.2 million provision for loan losses for the six months ended June 30, 2009.  The current year to date provision represents a $1.1 million decrease from the $11.3 million provision for loan losses for the six months ended June 30, 2008.  Increases of $2.5 million in net interest income and of $1.9 million in mortgage banking income for the first six months of 2009 over the prior period were offset by securities impairment charges of $1.1 million, FDIC insurance expense increases of $1.3 million (which include the FDIC special assessment) and a reduction in income tax benefits of $2.8 million.  Loan charge-off activity and specific loan reserves are discussed in additional detail in the Asset Quality section.  The net interest margin for the six months ended June 30, 2009 was 2.28% compared to 2.15% for the six months ended June 30, 2008.

Total Interest Income - Total interest income remained constant at $49.8 million during the six months ended June 30, 2009 and 2008.  Interest income on loans remained constant at $44.4 million for the six months ended June 30, 2009 and 2008.  An  increase of $92.2 million, or 6.3%, in the average loan balance to $1.55 billion during the six-month period ended June 30, 2009 from $1.46 billion during the comparable period in 2008 was offset by a 33 basis point decrease in the average yield on loans to 5.76% for the six-month period ended June 30, 2009 from 6.09% for the comparable period in 2008.  Unrecognized interest income on non-accrual loans totaled $3.5 million during the six months ended June 30, 2009.  This had the effect of reducing the average yield on loans during the same period by 45 basis points.  Unrecognized interest income on non-accrual loans totaled $2.1 million during the six months ended June 30, 2008 effectively reducing the average yield on loans for that period by 29 basis points.

Interest income from mortgage-related securities remained constant at $3.7 million for the six months ended June 30, 2009 and 2008.  This was primarily due to a 26 basis point increase in the average yield to 5.70% for the six months ended June 30, 2009 from 5.44% for the comparable period in 2008.  The increase in interest income reflecting an increase in average yield was partially offset by a decrease in average balance.  The average balance of mortgage related securities decreased $4.8 million, or 3.5%, to $133.1 million for the six months ended June 30, 2009 from $138.0 million during the comparable period in 2008.  The decline in the average balance of mortgage related securities during the six months ended June 30, 2009 reflects management’s decision to deemphasize investments in mortgage related securities and emphasize more liquid government agency and higher yielding municipal debt securities.

Finally, interest income from debt securities, federal funds sold and short-term investments remained stable at $1.7 million for both the six months ended June 30, 2009 and 2008.  Interest income decreased due to a 97 basis point decline in the average yield on other earning assets to 2.33% for the six months ended June 30, 2009 from 3.30% for the comparable period in 2008.  The decline in average yield provided by these investments reflects the overall interest rate environment as opposed to a shift in investment strategy or product mix.  The decrease in average rate was offset by an increase of $42.8 million, or 42.2%, in the average balance of other earning assets to $144.1 million during the six months ended June 30, 2009 from $101.3 million during the comparable period in 2008.  The increase in average balance reflects a strategic shift towards higher levels of liquidity.  The Company intends to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on loans and mortgage related securities.  The average balance of debt securities, federal funds sold and short-term investments includes FHLBC stock of $21.7 million and $20.1 million for the six month-periods ended June 30, 2009 and June 30, 2008, respectively.  On October 10, 2007, the FHLBC entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, dividend declarations are subject to the prior written approval of the Federal Housing Finance Board.  The FHLBC has not declared a dividend since it entered into the cease and desist order.  At the request of the FHLBC, on July 24, 2008, the Finance Board amended the cease and desist order to allow the FHLBC to redeem incremental purchases of capital stock tied to increased levels of borrowing through advances after repayment of those new advances.

Total Interest Expense - Total interest expense decreased by $2.5 million, or 8.0%, to $29.1 million during the six months ended June 30, 2009 from $31.6 million during the six months ended June 30, 2008.  This decrease was the result of a decrease of 68 basis points in the cost of funding to 3.37% for the six months ended June 30, 2008 from 4.05% for the comparable period ended June 30, 2008, partially offset by an increase of $175.5 million, or 11.2%, in average interest bearing deposits and borrowings outstanding to $1.74 billion for the six months ended June 30, 2009 compared to an average balance of $1.56 billion for the six months ended June 30, 2008.

Interest expense on deposits decreased $2.3 million, or 10.9%, to $19.1 million during the six months ended June 30, 2009 from $21.4 million during the comparable period in 2008.  This was due to a decrease in the cost of total average deposits of 86 basis points to 3.17% for the six months ended June 30, 2009 compared to 4.03% for the comparable period during 2008.  The decrease in interest expense attributable to the decrease in the cost of deposits was partially offset by an increase of $148.5 million, or 13.9%, in the average balance of other interest bearing deposits to $1.21 billion during the six months ended June 30, 2009 from $1.07 billion during the comparable period in 2008.  The decrease in the cost of deposits reflects the shorter term interest rate environment which has significantly decreased as a consequence of the Federal Reserve’s reduction of short term interest rates which are typically used by financial institutions in determining the market rate for deposit products.

Interest expense on borrowings decreased $184,000, or 1.8%, to $10.0 million during the six months ended June 30, 2009 from $10.2 million during the comparable period in 2008.  The decrease resulted primarily from a 25 basis point decrease in the average cost of borrowings to 3.90% during the six months ended June 30, 2009 from 4.15% during the comparable period in 2008.  The decrease due to rate was partially offset by a $31.6 million, or 6.6%, increase in average borrowings outstanding to $512.3 million during the six months ended June 30, 2009 from $480.7 million during the comparable period in 2008.  The increased use of borrowings as a source of funding during six months ended June 30, 2009 reflected our assessment that such sources of funds provided favorable rates and terms compared to alternate retail funding sources.  The reduction in short term interest rates by the Federal Reserve allows banks such as WaterStone Bank to borrow funds at lower rates, helping to reduce our cost of borrowing.

Net Interest Income - Net interest income increased by $2.5 million or 13.7%, to $20.7 million during the six months ended June 30, 2009 as compared to $18.2 million during the comparable period in 2008.  Net interest income continues to be positively affected by a decrease in interest rates in 2009, as compared to 2008 and given that our interest bearing liabilities have repriced at a faster rate than our interest earning assets.  The increase in net interest income resulted primarily from a 29 basis point increase in our interest rate spread to 2.11% for the six month period ended June 30, 2009 from 1.82% for the comparable period in 2008.  The 29 basis point increase in the interest rate spread resulted from a 68 basis point decrease in the cost of interest bearing liabilities, which was partially offset by a 39 basis point decrease in the yield on interest earning assets.  The increase in net interest income resulting from an increase in our net interest rate spread was partially offset by a decrease in net average earning assets of $45.3 million, or 32.5%, to $94.3 million for the six months ended June 30, 2009 from $139.6 million from the comparable period in 2008.  The decrease in net average earning assets was primarily attributable to an increase in loans transferred to real estate owned and an increase in the allowance for loan losses.  The average balance of real estate owned totaled $32.9 million for the six months ended June 30, 2009 compared to $10.8 million for the six months ended June 30, 2008.  The average balance of the allowance for loan losses totaled $26.4 million for the six months ended June 30, 2009 compared to $13.9 million for the six months ended June 30, 2008.

Provision for Loan Losses - Provision for loan losses decreased $1.1 million, or 9.5%, to $10.2 million during the six months ended June 30, 2009, from $11.3 million during the comparable period during 2008.  While it has decreased from the prior year, the provision for loan losses remains at historically high levels.  The provision for the six months ended June 30, 2009 was primarily the result of $9.7 million of net loan charge-offs combined with continued weakness in local real estate markets.  The increase in charge-offs reflects management’s continued evaluation of assumptions used to determine the fair value of collateral supporting nonperforming loans.  In addition, compared to prior periods, the Company has observed an increased likelihood of the borrower being unable to resolve the ongoing default in the terms of the loan prior to completion of a sheriff’s sale.  As such, charge-offs are generally being recognized earlier in the foreclosure process then they have been in prior periods.  See the Asset Quality section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $314,000, or 7.9%, to $4.3 million during the six months ended June 30, 2009 from $4.0 million during the comparable period in 2008.  The increase primarily resulted from an increase in mortgage banking income, partially offset by an impairment loss recognized on securities.  Mortgage banking income increased $1.9 million, or 96.6%, to $3.9 million for the six months ended June 30, 2009, compared to $2.0 million during the comparable period in 2008.  The increase was the result of increased mortgage loan refinancing  triggered by a decrease in  mortgage rates during the period.  During the six months ended June 30, 2009, the Company sold $349.8 million in mortgage loans on the secondary market, as compared to $176.5 million during the comparable period in 2008.  The increase in mortgage banking income was partially offset by losses realized on available for sale securities.  During the six months ended June 30, 2009, the Company recognized other than temporary impairment losses totaling $1.1 million on two collateralized mortgage obligations.  There were no such losses during the comparable period in 2008.

Noninterest Expense - Total noninterest expense increased $1.4 million, or 9.1%, to $17.1 million during the six months ended June 30, 2009 from $15.7 million during the comparable period in 2008.  The increase was primarily attributable to increased FDIC insurance premiums, including a special assessment charged during the second quarter of 2009.

Compensation, payroll taxes and other employee benefit expense increased $97,000, or 1.2%, to $8.4 million during the six months ended June 30, 2009 compared to $8.3 million during the comparable period in 2008.  This increase resulted primarily from an increase in compensation and payroll taxes and health insurance expense, partially offset by a reduction in expense related to the ESOP.  Due primarily to an increase in loan sales on the secondary market, total compensation, in the form of commissions, and payroll taxes increased $335,000, or 5.1%, to $6.9 million for the six months ended compared to $6.5 million during the comparable period in 2008.  Expense related to the Company’s health insurance plan increased $141,000 to $543,000 during the six months ended June 30, 2009 compared to $402,000 during the comparable period in 2008.  Partially offsetting the increase in expense related to compensation and health insurance, expense related to the Company’s ESOP decreased $362,000, to $106,000 during the six months ended June 30, 2009 compared to $468,000 during the comparable period in 2008.  This decrease reflects the decrease in the Company’s average share price during the six months ended June 30, 2009 compared to the comparable period in 2008.

Real estate owned expense remained constant at $1.2 million for the six months ended June 30, 2009 and 2008, respectively.  Real estate owned expense includes the net gain or loss recognized upon the sale of a foreclosed property, as well as the net operating and carrying costs related to the properties.  During the six months ended June 30, 2009, net operational expenses increased $526,000 to $1.6 million from $1.1 million during the comparable period in 2008.  The increase in net operational expense compared to the prior period results from an increase in the number of foreclosed properties.  The average balance of real estate owned totaled $32.9 million for the six months ended June 30, 2009 compared to $10.8 million for the six months ended June 30, 2008.  Net gains on the sale of real estate owned totaled $405,000 during the six months ended June 30, 2009, compared to a net loss of $151,000 during the comparable period in 2008.  Sales activity during the second quarter of 2009 included a multi-family residential property that was originally acquired in the first quarter of 2009 that sold at a gain of $399,000 and a multi-family residential property that was originally acquired in the fourth quarter of 2008 at a gain of $233,000.

Other noninterest expense increased $1.3 million, or 80.4%, to $2.9 million during the six months ended June 30, 2009 from $1.6 million during the comparable period in 2008.  The increase resulted primarily from an increase in the FDIC insurance premium related to deposits.  FDIC insurance premium expense increased $1.3 million to $1.4 million during the six months ended June 30, 2009 from $99,000 during the comparable period during 2008.  The increase results from both an increase in the premium rate as well as a special assessment totaling $875,000 payable on September 30, 2009.

Income Taxes – We recorded an income tax benefit of $5,000 for the six months ended June 30, 2009.  This total was comprised of a $503,000 benefit recorded in the first quarter of 2009 offset by a $498,000 expense recorded in the second quarter of 2009.  The $503,000 benefit was the result of a Wisconsin state tax law change (retroactive to January 1, 2009) related to the net unrealized loss on securities available for sale owned by the Company’s Nevada subsidiary.  The $498,000 federal tax expense recorded in the second quarter of 2009 was the result of an increase in the deferred tax asset valuation allowance due to the second quarter filing of the 2008 federal return.  During the first six months of 2008, we recorded an income tax benefit of $2.8 million.  During this period, the Company recognized future benefits related to deferred tax assets including state net operating loss carry forwards.

Net Loss - As a result of the foregoing factors, net loss for the six months ended June 30, 2009 was $2.3 million as compared to a net loss of $1.9 million during the comparable period in 2008.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

General - Net income for the three months ended June 30, 2009 totaled $1.4 million, or $0.04 for both basic and diluted loss per share compared to a net loss of $2.5 million , or ($0.08) for both basic and diluted earnings per share for the three months ended June 30, 2008.  The three months ended June 30, 2009 generated an annualized return on average assets of 0.28% and an annualized return on average equity of 3.16%, compared to a loss on average assets of 0.56% and a loss on average equity of 4.99% for the comparable period in 2008.  The net income reflects a $5.6 million decrease in the provision for loan losses, a $1.3 million increase in noninterest income and a $703,000 increase in net interest income, partially offset by a $3.2 million decrease in income tax benefit and a $524,000 increase in noninterest expense.  Loan charge-off activity and specific loan reserves are discussed in additional detail in the Asset Quality section.  The net interest margin for the six months ended June 30, 2009 was 2.29% compared to 2.24% for the three months ended June 30, 2008.

Total Interest Income - Total interest income decreased $435,000, or 1.7%, to $24.8 million during the three months ended June 30, 2009 compared to $25.2 million for the three months ended June 30, 2008.  Interest income on loans decreased $432,000, or 1.9%, to $22.1 million for the three months ended June 30, 2009 compared to $22.5 million for the comparable period of 2008.  The decrease resulted primarily from a 24 basis point decrease in the average yield on loans to 5.77% for the three-month period ended June 30, 2009 from 6.01% for the comparable period in 2008.  The decrease in interest income due to the decline in average yield  was partially offset by an increase of $48.1 million, or 3.2%, in the average loan balance to $1.54 billion during the three-month period ended June 30, 2009 from $1.49 billion during the comparable period in 2008.  Unrecognized interest income on non-accrual loans totaled $1.7 million during the three months ended June 30, 2009.  This had the effect of reducing the average yield on loans during the same period by 44 basis points.  Unrecognized interest income on non-accrual loans totaled $1.1 million during the three months ended June 30, 2008 effectively reducing the average yield on loans for that period by 29 basis points.

Interest income from mortgage-related securities decreased $67,000, or 3.5%, to $1.8 million for the three months ended June 30, 2009 compared to $1.9 million for the comparable quarter in 2008.  This was primarily due to a decrease of $10.0 million, or 7.0%, in the average balance of mortgage related securities to $131.8 million for the three months ended June 30, 2009 from $141.8 million during the comparable period in 2008.  The decline in average balance during the three months ended June 30, 2009 reflects a strategic shift in the investment portfolio mix towards more liquid government agency securities and higher yield municipal debt securities.  The decrease in interest income on mortgage related securities due to a decline in average balance was partially offset by a 26 basis point increase in the average yield to 5.63% for the three months ended June 30, 2009 from 5.37% for the comparable period in 2008.

Finally, interest income from debt securities, federal funds sold and short-term investments increased $65,000, or 8.2%, to $855,000 for the three months ended June 30, 2009 compared to $790,000 for the comparable period in 2008.  The increase in interest income was the result of an increase in average balance of $64.7 million, or 66.4%, to $162.3 million during the three months ended June 30, 2009 from $97.5 million during the comparable period in 2008.  The Company intends to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on loans and mortgage related securities.  The increase in interest income due to an increase in average balance was partially offset by a 110 basis point decrease in the average yield on other earning assets to 2.11% for the three months ended June 30, 2009 from 3.21% for the comparable period in 2008.  The average balance of debt securities, federal funds sold and short-term investments includes FHLBC stock of $21.7 million and $20.5 million for the three month-periods ended June 30, 2009 and June 30, 2008, respectively.  On October 10, 2007, the FHLBC entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, dividend declarations are subject to the prior written approval of the Federal Housing Finance Board.  The FHLBC has not declared a dividend since it entered into the cease and desist order.  At the request of the FHLBC, on July 24, 2008, the Finance Board amended the cease and desist order to allow the FHLBC to redeem incremental purchases of capital stock tied to increased levels of borrowing through advances after repayment of those new advances.

Total Interest Expense - Total interest expense decreased by $1.1 million, or 7.3%, to $14.4 million during the three months ended June 30, 2009 from $15.5 million during the three months ended June 30, 2008.  This decrease was the result of a decrease of 57 basis points in the cost of funding to 3.30% for the three months ended June 30, 2009 from 3.87% for the comparable period ended June 30, 2008, partially offset by an increase of $151.3 million, or 9.5%, in average interest bearing deposits and borrowings outstanding to $1.74 billion for the three months ended June 30, 2009 compared to an average balance of $1.59 billion for the three months ended June 30, 2008.

Interest expense on deposits decreased $1.0 million, or 9.7%, to $9.4 million during the three months ended June 30, 2009 from $10.4 million during the comparable period in 2008.  This was due to a decrease in the cost of total average deposits of 71 basis points to 3.08% for the three months ended June 30, 2009 compared to 3.79% for the comparable period during 2008.  The decrease in interest expense attributable to the decrease in the cost of deposits was partially offset by an increase of $135.0 million, or 12.5%, in the average balance of other interest bearing deposits to $1.22 billion during the three months ended June 30, 2009 from $1.08 billion during the comparable period in 2008.  The decrease in the cost of deposits reflects the shorter term interest rate environment which has significantly decreased as a consequence of the Federal Reserve’s reduction of short term interest rates which are typically used by financial institutions in determining the market rate for deposit products.

Interest expense on borrowings decreased $135,000, or 2.6%, to $5.0 million during the three months ended June 30, 2009 from $5.1 million during the comparable period in 2008.  The decrease in interest expense resulted primarily from a 17 basis point decrease in the average cost of borrowings to 3.91% during the three months ended June 30, 2009 from 4.08% during the comparable period in 2008.  The decrease due to rate was partially offset by a $21.9 million, or 4.5%, increase in average borrowings outstanding to $512.0 million during the three months ended June 30, 2009 from $490.1 million during the comparable period in 2008.  The increased use of borrowings as a source of funding during three months ended June 30, 2009 reflected our assessment that such sources of funds provided favorable rates and terms compared to alternate retail funding sources.  The reduction in short term interest rates by the Federal Reserve allows banks such as WaterStone Bank to borrow funds at lower rates, helping to reduce our cost of borrowing.

Net Interest Income - Net interest income increased by $702,000 or 7.2%, to $10.5 million during the three months ended June 30, 2009 as compared to $9.8 million during the comparable period in 2008.  Net interest income continues to be positively affected by a steeper yield curve in 2009, as compared to 2008 and given that our interest bearing liabilities have repriced at a faster rate than our interest earning assets.  The increase in net interest income resulted primarily from a 20 basis point increase in our interest rate spread to 2.13% for the three month period ended June 30, 2009 from 1.93% for the comparable period in 2008.  The 20 basis point increase in the interest rate spread resulted from a 57 basis point decrease in the cost of interest bearing liabilities, which was partially offset by a 37 basis point decrease in the yield on interest earning assets.  The increase in net interest income resulting from an increase in our net interest rate spread was partially offset by a decrease in net average earning assets of $48.4 million, or 35.5%, to $87.9 million for the three months ended June 30, 2009 from $136.3 million from the comparable period in 2008.  The decrease in net average earning assets was primarily attributable to an increase in loans transferred to real estate owned and an increase in the allowance for loan losses.  The average balance of real estate owned totaled $39.4 million for the three months ended June 30, 2009 compared to $11.8 million for the three months ended June 30, 2008.  The average balance of the allowance for loan losses totaled $28.0 million for the three months ended June 30, 2009 compared to $14.7 million for the three months ended June 30, 2008.

Provision for Loan Losses - Provision for loan losses decreased $5.6 million, or 65.0%, to $3.0 million during the three months ended June 30, 2009, from $8.6 million during the comparable period during 2008.  Beginning with the second quarter of 2008 we have sought to address the impact of deteriorating real estate market by increasing our provisions for loan losses.  The downturn in the local real estate market that began in 2007 prompted the Company to reevaluate the assumptions used to determine the fair value of collateral related to loans receivable to ensure that the allowance for loan losses continued to be an accurate reflection of management’s best estimate of the amount needed to provide for the probable loss on impaired loans and other inherent losses in the loan portfolio.  The $8.6 million provision for the three months ended June 30, 2008 was reflective of this reevaluation as well as a significant and sustained increase in nonperforming loans throughout 2007 and the first two quarters of 2008.  While still at a level that exceeds the historical average, the provision for the three months ended June 30, 2009 is reflective of a decrease in both nonperforming loans and overall delinquent loans compared to the comparable period in the prior year.  See the Asset Quality section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $1.3 million, or 58.7%, to $3.6 million during the three months ended June 30, 2009 from $2.3 million during the comparable period in 2008.  The increase primarily resulted from an increase in mortgage banking income, partially offset by an impairment loss recognized on securities.  Mortgage banking income increased $1.8 million, or 143.2%, to $3.0 million for the three months ended June 30, 2009, compared to $1.2 million during the comparable period in 2008.  The increase resulted from an increase in mortgage refinancing triggered by a decrease in mortgage rates.  During the quarter ended June 30, 2009, the Company recognized an other than temporary impairment loss totaling $205,000 on two collateralized mortgage obligations, with no comparable amounts in the comparable prior period.

Noninterest Expense - Total noninterest expense increased $523,000, or 6.1%, to $9.2 million during the three months ended June 30, 2009 from $8.7 million during the comparable period in 2008.  The increase was primarily attributable to an increase of $1.1 million in FDIC insurance premiums, including a special assessment charged during the second quarter of 2009.  The increase in noninterest expense attributable to FDIC insurance was partially offset by a $468,000 decrease in real estate owned expense.

Compensation, payroll taxes and other employee benefit expense increased $112,000, or 2.5%, to $4.6 million during the three months ended June 30, 2009 compared to $4.5 million during the comparable period in 2008.  This increase resulted primarily from an increase in compensation and payroll taxes, partially offset by a reduction in expense related to the ESOP.  Due primarily to an increase in loan originations and sales on the secondary market, total compensation, in the form of commissions, and payroll taxes increased $283,000, or 7.8%, to $3.9 million for the three months ended compared to $3.6 million during the comparable period in 2008.  Expense related to the Company’s ESOP decreased $177,000, to $58,000 during the three months ended June 30, 2009 compared to $235,000 during the comparable period in 2008.  This decrease reflects the decrease in the Company’s average share price during the three months ended June 30, 2009 compared to the comparable period in 2008.

Real estate owned expense decreased $468,000, or 54.6%, to $389,000 for the three months ended June 30, 2009 compared to $857,000 during the three months ended June 30, 2008, as a result of a significant gain recognized during the quarter ended June 30, 2009 on the sale of two properties.  Real estate owned expense includes the net gain or loss recognized upon the sale of a real estate property acquired through foreclosure, as well as the net operating and carrying costs related to the properties.  During the three months ended June 30, 2009, net operational expenses increased $312,000 to $947,000 from $635,000 during the comparable period in 2008.  The increase in net operational expense compared to the prior period results from an increase in the number of foreclosed properties.  The average balance of real estate owned totaled $39.4 million for the three months ended June 30, 2009 compared to $11.8 million for the three months ended June 30, 2008.  Net gains on the sale of real estate owned totaled $558,000 during the three months ended June 30, 2009, compared to a net loss of $222,000 during the comparable period in 2008.  Gains related to the sale of real estate owned during the second quarter of 2009 included a multi-family residential property that was originally acquired in the first quarter of 2009 that sold at a gain of $399,000 and a multi-family residential property that was originally acquired in the fourth quarter of 2008 that sold at a gain of $233,000.

Other noninterest expense increased $993,000 to $2.0 million during the three months ended June 30, 2009 from $992,000 during the comparable period in 2008.  The increase resulted primarily from an increase in the FDIC insurance premium related to deposits.  FDIC insurance premium expense increased $1.1 million to $1.2 million during the three months ended June 30, 2009 from $67,000 during the comparable period during 2008.  The increase results from both an increase in the quarterly premium rate as well as a special assessment totaling $875,000 payable on September 30, 2009.

Income Taxes – Income tax expense was $498,000 for the three months ended June 30, 2009 as compared to income tax benefit of $2.7 million for the three months ended June 30, 2008.  The $498,000 federal tax expense recorded in the second quarter of 2009 was the result of an increase in the deferred tax asset valuation allowance due to the second quarter filing of the Company’s 2008 federal return.  During the quarter ended June 30, 2008, the Company recognized future benefits related to deferred tax assets including state net operating loss carry forwards.

Net Income - As a result of the foregoing factors, net income for the three months ended June 30, 2009 was $1.4 million as compared to net a net loss of $2.5 million during the comparable period in 2008.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Total Assets - Total assets increased by $42.3 million, or 2.2%, to $1.93 billion at June 30, 2009 from $1.89 billion at December 31, 2008. The increase in total assets is reflected in increases in cash and cash equivalents of $71.0 million and loans held for sale of $17.5 million and an increase in real estate owned of $20.3 million.  These increases were partially offset by a decrease in loans receivable of $78.8 million.

Cash and Cash Equivalents – Cash and cash equivalents increased by $71.0 million to $94.9 million at June 30, 2009 from $23.8 million at December 31, 2008.  The increase in cash and cash equivalents reflects the Company’s decision to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on loans and securities investments.

Securities Available for Sale – Securities available for sale increased by $11.1 million or 6.2%, to $191.0 million at June 30, 2009 from $179.9 million at December 31, 2008.  The increase in the available for sale portfolio relates to an increase in government agency and municipal securities.  The $11.1 million increase in securities available for sale was primarily comprised of a reinvestment of $5.4 million in earnings and a $2.8 million reduction in the net unrealized loss.

The balance of debt securities increased by $14.2 million to $62.5 million at June 30, 2009 compared to $48.3 million at December 31, 2008.  The increase in debt securities was partially offset by a $3.0 million decrease in mortgage related securities to $128.5 million at June 30, 2009 from $131.5 million as of December 31, 2009.  The shift in the mix of the portfolio towards less volatile, shorter-term debt securities reflects a strategic decision to increase portfolio liquidity.  During the six months ended June 30, 2009, the Company identified one previously unimpaired available for sale security with a June 30, 2009 fair value of $11.6 million that was determined to be other than temporarily impaired.  As a result of the Company’s analysis, a $6.1 million impairment has been recognized as of June 30, 2009, with respect to this security.  Of the total impairment on this security, $977,000 has been identified as a credit loss and has been recognized as a current period expense.  The remaining $5.5 million impairment (before taxes) is included in other comprehensive income.

Loans Held for Sale – Loans held for sale increased by $17.5 million, or 135.0%, to $30.5 million at June 30, 2009, from $13.0 million at December 31, 2008.  The increase in loans held for sale results primarily from an increase in origination activity driven by a decrease in mortgage rates during the current period.

Loans Receivable - Loans receivable decreased $78.8 million, or 5.0%, to $1.48 billion at June 30, 2009 from $1.56 billion at December 31, 2008.  The decrease in loans receivable reflects a decline in loan demand combined with the Company’s more stringent loan underwriting requirements given the current challenging economic environment.  The 2009 decrease in loans receivable was primarily attributable to a $39.5 million decrease in one- to four-family loans and a $43.9 million decrease in land and construction loans.  During the six-month period ended June 30, 2009, $28.4 million in loans were transferred to real estate owned.

The following table shows loan origination, principal repayment activity, transfers to real estate owned, charge offs and sales during the periods indicated.

	As of or for the		As of or for the
	Six Months Ended June 30,		Year Ended
	2009	2008	December 31, 2008
	(In Thousands)
Total gross loans receivable and held for sale at
beginning of period	$1,636,277	$1,495,970	1,495,970
Real estate loans originated for investment:
Residential
One- to four-family	16,591	122,364	205,526
Over four-family	28,108	54,837	122,113
Construction and land	2,731	43,131	51,367
Commercial real estate	7,116	7,599	14,876
Home equity	4,747	10,393	20,672
Total real estate loans originated for investment	59,293	238,324	414,554
Consumer loans originated for investment	122	115	280
Commerical business loans originated for investment	6,601	9,874	21,934
Total loans originated for investment	66,016	248,313	436,768

Principal repayments	(112,438)	(109,313)	(228,099)
Transfers to real estate owned	(28,438)	(14,517)	(32,946)
Loan principal charged off	(9,731)	(4,504)	(25,301)
Net activity in loans held for investment	(84,591)	119,979	150,422

Loans originated for sale	367,363	165,464	255,891
Loans sold	(349,826)	(176,307)	(266,006)
Net activity in loans held for sale	17,537	(10,843)	(10,115)
Total gross loans receivable and held for sale at end of period	$1,569,223	$1,605,106	1,636,277

Real Estate Owned – Total real estate owned increased $20.3 million, or 82.5%, to $45.0 million at June 30, 2009 from $24.7 million at December 31, 2008.  The $20.3 million increase was primarily due to a $7.6 million increase in over four-family real estate properties (with $5.6 million attributable to one property) and a $5.2. million increase in construction and land properties (with $4.8 million attributable to four properties).

Deposits – Total deposits increased $11.5 million, or 1.0%, to $1.21 billion at June 30, 2009 from $1.20 billion at December 31, 2008.  Total time deposits increased $19.8 million, or 1.9%, to $1.06 billion from $1.04 billion at December 31, 2008.  The increase in time deposits reflected the Company’s decision to offer competitive rates for time deposits in our local retail market.  Time deposits originated through local retail outlets increased $48.2 million, or 5.1%, to $985.7 million at June 30, 2009 from $937.4 million at December 31, 2008.  The increase in time deposits originated through local markets was partially offset by a decrease in time deposits originated through the wholesale market.  Time deposits originated through the wholesale market decreased $28.4 million, or 27.3%, to $75.7 million at June 30, 2009 from $104.1 million at December 31, 2008.  The shift in the mix of deposits away from the wholesale market is intended to decrease our reliance on this source of funding. Total money market and savings deposits decreased $10.0 million, or 9.9%, to $91.0 million at June 30, 2009 from $100.9 million at December 31, 2008.  Total demand deposits increased $1.7 million, or 3.1%, to $55.1 million at June 30, 2009 from $53.4 million at December 31, 2008.

Borrowings – Total borrowings increased $25.0 million, or 5.1%, to $512.0 million at June 30, 2009 from $487.0 million at December 31, 2008.  Early in 2009 a $25.0 million FHLBC advance was entered into to fund the disbursement of advance payments by borrowers for taxes.  The FHLBC advance matures in January of 2010 and bears an interest rate of 1.29%.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes and insurance increased $14.6 million to $15.4 million at June 30, 2009 from $862,000 at December 31, 2008.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $10.9 million, or 35.8%, to $19.5 million at June 30, 2009 from $30.4 million at December 31, 2008.  The decrease resulted from a $12.8 million decrease in outstanding escrow checks and a $3.3 million decrease in capital lease obligation.  The decrease related to outstanding escrow checks is seasonally normal.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  These amounts remain classified as other liabilities until paid.  The balance of these outstanding checks was $11,000 at June 30, 2009 and $12.8 million at December 31, 2008.  With respect to the elimination of the capital lease obligation, the Company executed a purchase option of its capital lease on a branch location during March 2009.  The decrease in other liabilities related to escrow checks and the capital lease obligation was partially offset by a $7.2 million increase in amounts due to third parties.  Of the $7.2 million, $6.3 million relates to security purchases that had not settled as of June 30, 2009 and $875,000 represents the FDIC insurance special assessment that is payable on September 30, 2009.

Shareholders’ Equity – Shareholders’ equity increased $2.0 million, or 1.2%, to $173.3 million at June 30, 2009 from $171.3 million at December 31, 2008.  The increase was primarily due to a $2.2 million decrease in accumulated other comprehensive loss resulting from an increase in the market value of available for sale securities.  In addition to the decrease in accumulated other comprehensive loss, shareholders equity was positively affected by a $517,000 increase in additional paid in capital and a $427,000 decrease in unearned ESOP shares.  The increases in shareholders’ equity were partially offset by an $1.1 million decrease in retained earnings.  The decrease in retained earnings was the result of the net loss of $2.3 million loss recognized during the six months ended June 30, 2009, partially offset by a $1.1 million cumulative-effect adjustment for a change in accounting principle.  The cumulative-effect adjustment resulting from the adoption of FASB Staff Position Nos. 115-2 and 124-2 relates to a security that had been deemed other-than-temporarily impaired during the year ended December 31, 2008.  The adjustment was made to reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis as of January 1, 2009, the effective date of the change in accounting principle.

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

	Six Months Ended June 30,
	2009				2008
	Average Balance	Interest and Dividends		Yield/Cost	Average Balance	Interest and Dividends		Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,554,348	44,374	(1)	5.76%	$1,462,151	44,418	(1)	6.09%
Mortgage related securities(2)	133,141	3,764		5.70	137,969	3,740		5.44
Debt securities (2), federal funds sold and short-term investments	144,108	1,666		2.33	101,322	1,667		3.30
Total interest-earning assets	1,831,597	49,804		5.48	1,701,442	49,825		5.87
Noninterest-earning assets	85,559				77,798
Total assets	$1,917,156				$1,779,240
Interest-bearing liabilities:
Demand and money market accounts	$120,983	229		0.38	$145,547	1,339		1.84
Savings accounts	31,474	65		0.42	24,235	116		0.96
Certificates of deposit	1,062,108	18,787		3.57	896,258	19,949		4.46
Total interest-bearing deposits	1,214,565	19,081		3.17	1,066,040	21,404		4.03
Borrowings	512,276	9,919		3.90	480,717	9,951		4.15
Other interest-bearing liabilities	10,436	69		1.33	15,051	227		3.01
Total interest-bearing liabilities	1,737,277	29,069		3.37	1,561,808	31,582		4.05
Noninterest-bearing liabilities	9,382				15,974
Total liabilities	1,746,659				1,577,782
Equity	170,496				201,458
Total liabilities and equity	$1,917,155				$1,779,240
Net interest income		20,735				18,243
Net interest rate spread (3)				2.11%				1.82%
Net interest-earning assets (4)	$94,320				$139,634
Net interest margin (5)				2.28%				2.15%
Average interest-earning assets to average interest-bearing liabilities				105.43%				108.94%
        __________

(1) Includes net deferred loan fee amortization income of $534,000 and $871,000 for the three months ended June 30, 2009 and 2008, respectively.
(2) Average balance of mortgage related and debt securities is based on amortized historical cost.
(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

	Three Months Ended June 30,
	2009				2008
	Average Balance	Interest and Dividends		Yield/Cost	Average Balance	Interest and Dividends		Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,537,194	22,107	(1)	5.77%	$1,489,112	22,539	(1)	6.01%
Mortgage related securities(2)	131,832	1,852		5.63	141,803	1,919		5.37
Debt securities (2), federal funds sold and short-term investments	162,251	855		2.11	97,525	790		3.21
Total interest-earning assets	1,831,277	24,814		5.43	1,728,440	25,248		5.80
Noninterest-earning assets	90,832				79,416
Total assets	$1,922,109				$1,807,856
Interest-bearing liabilities:
Demand and money market accounts	$116,410	100		0.35	$147,452	514		1.38
Savings accounts	34,398	38		0.45	25,912	59		0.90
Certificates of deposit	1,067,171	9,209		3.46	909,637	9,773		4.26
Total interest-bearing deposits	1,217,979	9,347		3.08	1,083,001	10,346		3.79
Borrowings	512,000	4,985		3.91	490,136	5,041		4.08
Other interest-bearing liabilities	13,393	29		0.86	18,973	111		2.35
Total interest-bearing liabilities	1,743,372	14,361		3.30	1,592,110	15,498		3.87
Noninterest-bearing liabilities	7,152				14,141
Total liabilities	1,750,524				1,606,251
Equity	171,584				201,605
Total liabilities and equity	$1,922,108				$1,807,856
Net interest income		10,453				9,750
Net interest rate spread (3)				2.13%				1.93%
Net interest-earning assets (4)	$87,905				$136,330
Net interest margin (5)				2.29%				2.24%
Average interest-earning assets to average interest-bearing liabilities				105.04%				108.56%
       __________

(1) Includes net deferred loan fee amortization income of $290,000 and $441,000 for the three months ended June 30, 2009 and 2008, respectively.
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

	Six Months Ended June 30,			Three Months Ended June 30,
	2009 versus 2008			2009 versus 2008
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable(1) (2)	$2,595	(2,639)	(44)	$599	(1,031)	(432)
Mortgage related securities	(143)	166	23	(150)	83	(67)
Other earning assets(3)	578	(579)	(1)	397	(332)	65
Total interest-earning assets	3,030	(3,052)	(22)	846	(1,280)	(434)

Interest expense:
Demand and money market accounts	(276)	(835)	(1,111)	(137)	(276)	(413)
Savings accounts	28	(79)	(51)	15	(35)	(20)
Certificates of deposit	3,297	(4,458)	(1,161)	1,477	(2,042)	(565)
Total interest-bearing deposits	3,049	(5,372)	(2,323)	1,355	(2,353)	(998)
Borrowings	606	(638)	(32)	190	(245)	(55)
Other interest bearing liabilities	(117)	(40)	(157)	(50)	(34)	(84)
Total interest-bearing liabilities	3,538	(6,050)	(2,512)	1,495	(2,632)	(1,137)
Net change in net interest income	(508)	2,998	2,490	(649)	1,352	703

______________
(1)	Includes net deferred loan fee amortization income of $534,000, $871,000, $290,000 and $441,000 for the six and three months ended June 30, 2009 and 2008, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Average balance of available for sale securities is based on amortized historical cost.

ASSET QUALITY

The following table summarizes nonperforming loans and assets:

NONPERFORMING ASSETS

	At June 30,	At December 31,
	2009	2008
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$48,070	42,182
Over four-family	33,634	35,787
Construction and land	8,249	18,271
Commercial real estate	3,483	9,325
Home equity	2,066	2,015
Commercial	758	150
Total non-accrual loans	96,260	107,730
Real estate owned
One- to four-family	20,053	16,720
Over four-family	13,674	6,057
Construction and land	6,261	1,094
Commercial real estate	5,012	782
Total real estate owned	45,000	24,653
Total nonperforming assets	$141,260	132,383

Total troubled debt restructurings	$21,502	2,409

Total non-accrual loans to total loans receivable	6.50%	6.91%
Total non-accrual loans and troubled debt restructurings
to total loans receivable	7.95%	7.06%
Total non-accrual loans to total assets	4.99%	5.71%
Total nonperforming assets to total assets	7.33%	7.02%

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

LOAN DELINQUENCY

	At June 30,	At December 31,
	2009	2008
	(Dollars in Thousands)

Loans past due less than 90 days	31,914	56,013
Loans past due in excess of 90 days	89,660	89,907
Total loans past due	121,574	145,920

Total loans past due to total loans receivable	8.21%	9.36%

Total non-accrual loans decreased by $11.5 million to $96.3 million as of June 30, 2009, compared to $107.7 million as of December 31, 2008.  The ratio of non-accrual loans to total loans at June 30, 2009 was 6.50% compared to 6.91% at December 31, 2008.  The decrease in non-accrual loans was primarily attributable to the transfer of loans to real estate owned upon completion of foreclosure action.  During the six months ended June 30, 2009, $28.4 million in loans were transferred to real estate owned.  Of the overall $11.5 million decrease in non-accrual loans, $10.0 million relates to a decrease in the construction and land category.  The decrease in this category was primarily attributable to a $5.8 million loan that was transferred to real estate owned during the second quarter.  The underlying collateral with respect to this loan consisted of a multi-family apartment complex that was to be converted to condominiums.  The estimated net realizable value of this property has been deemed to exceed the current carrying cost.

Of the $96.3 million in total non-accrual loans as of June 30, 2009, $53.9 million related to six borrower relationships or types of relationships.  The first is a $9.6 million relationship with a borrower who has 12 loans that are secured by over four-family residential and mixed use commercial real estate properties.  Based upon a review of the underlying collateral, the Company has determined that the value of the properties is not sufficient to allow for the recovery of the outstanding balance.  As a result, $1.6 million in charge-offs have been recorded with respect to this relationship.  The second is a relationship with a borrower who has four loans totaling $4.5 million.  The Company believes that the collateral, which consists of over four -family rental units, is not sufficient to recover the outstanding principal balance of each of the loans, should the borrower cease efforts to return the loan to a performing status.  As a result, $1.2 million in charge-offs and $49,000 in specific reserves have been recorded with respect to this relationship.  The third is a relationship with a borrower who has eight loans totaling $4.4 million.  The Company believes that the collateral, which consists of one and two family rental units, is not sufficient to recover the outstanding principal balance of each of the loans, should the borrower cease efforts to return the loan to a performing status.  As a result, $1.6 million in specific reserves have been established as of June 30, 2009 with respect to this relationship.  In addition to the three borrower relationships noted previously, a significant portion of total non-accrual loans relates to a number of lending relationships with small real estate investors, whose collateral consists of non-owner occupied one- to four-family properties.  As of June 30, 2009, $19.9 million relates to this general category.  Based upon a review of the underlying collateral, the Company has determined that the value of the properties related to these loans is not sufficient to allow for the recovery of the outstanding balance.  As a result, $4.1 million in charge-offs and $1.7 million in specific reserves have been recorded with respect to this general category of borrowers.  An additional $5.1 million relates to a number of lending relationships with real estate developers.  Based upon a review of the underlying collateral, the Company has determined that the value of the properties related to these loans is not sufficient to allow for the recovery of the outstanding balance.  As a result, $1.7 million in charge-offs have been recorded with respect to this general category of borrowers.  Finally, $10.4 million of the overall balance of non-accrual loans relates to a number of borrowers with single family residences located outside of the state of Wisconsin.  Based upon a review of the underlying collateral, the Company has determined that the value of the properties related to these loans is not sufficient to allow for the recovery of the outstanding balance.  As a result, $2.6 million in charge-offs and $298,000 in specific reserves have been recorded with respect to this general category of borrowers.

Total real estate owned increased by $20.3 million, to $45.0 million as of June 30, 2009, compared to $24.7 million as of December 31, 2008.  During the six months ended June 30, 2009, $28.4 million was transferred from loans to real estate owned upon completion of foreclosure.  During the same period, proceeds from the sale of real estate owned totaled $8.7 million.  The Company owned 165 properties as of June 30, 2009, compared to 136 properties at December 31, 2008.  Of this increase, $10.8 million relates to four former lending relationships.  The first property is a multi-family apartment complex that was to be converted into condominiums.  This income producing property has an estimated net realizable value of $5.6 million.  The second addition to real estate owned is a commercial property with an estimated net realizable value of $2.1 million.  The third property is a mixed use property with a retail space and two condominium units.  The property has an estimated net realizable value of $1.6 million.  The third property is a condominium development consisting of partially completed units and raw land.  The property has an estimated net realizable value of $1.5 million.  Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

A summary of the allowance for loan losses is shown below:

ALLOWANCE FOR LOAN LOSSES

	At or for the Six Months
	Ended June 30,
	2009	2008
	(Dollars in Thousands)

Balance at beginning of period	$25,167	$12,839
Provision for loan losses	10,202	11,276
Charge-offs:
Mortgage
One- to four-family	7,150	3,098
Over four-family	1,332	1,203
Commercial real estate	676	-
Construction and land	638	405
Consumer	47	3
Total charge-offs	9,843	4,709
Recoveries:
Mortgage
One- to four-family	111	83
Over four-family	-	10
Construction and land	-	106
Consumer	1	6
Total recoveries	112	205
Net charge-offs	9,731	4,504
Allowance at end of period	$25,638	$19,611

Ratios:
Allowance for loan losses to non-accrual loans at end of period	26.63%	21.37%
Allowance for loan losses to loans receivable at end of period	1.73%	1.29%
Net charge-offs to average loans outstanding (annualized)	1.26%	0.62%
                                _______________

Net charge-offs totaled $9.7 million, or 1.26% of average loans for the six months ended June 30, 2009 on an annualized basis, compared to $4.5 million, or 0.62% of average loans for the comparable period in 2008.  The increase in charge-offs is a direct result of the significant increase in nonperforming assets that has occurred over the past two years.  In addition, compared to prior periods, the Company has observed an increased likelihood of the borrower being unable to resolve the ongoing default prior to completion of a sheriff’s sale.  As such, charge-offs are generally being recognized earlier in the foreclosure process then they have been in prior periods.  Of the $9.7 million in net charge-offs for the six months ended June 30, 2009, $7.0 million related to loans secured by one- to four-family loans.  The majority of charge-offs in this category relate to two borrower types, small real estate investors and out-of-state single family borrowers.  Lending relationships with small real estate investors, whose collateral consists of non-owner occupied one- to four-family properties accounts for $4.0 million of net charge offs related to one-to four-family loans for the six months ended June 30, 2009.  An additional $2.7 million of charge-offs relate to borrowers with single family residences located outside of the state of Wisconsin.  In addition to one– to four-family loans, the commercial real estate category experienced a significant increase in charge off activity compared to the period year.  Of the total $638,000 in net charge-offs related to commercial real estate loans, approximately $517,000 related to one relationship with a borrower with four mixed used commercial real estate properties located in the City of Milwaukee and its surrounding suburban areas.  The four properties are held by the Company as real estate owned as of June 30, 2009.

The allowance for loan loss totaled $25.6 million or 1.73% of loans outstanding as of June 30, 2009 compared to $25.2 million or 1.61% of loans outstanding as of December 31, 2008.  The $471,000 decrease in the allowance for loan loss primarily results from a decline in the level of both nonperforming and delinquent loans.  In addition to the decline in nonperforming and delinquent loans, the decrease in the allowance for loan loss reflects the $78.8 million decrease in the balance of the overall loan portfolio from to $1.56 billion at December 31, 2008 from $1.48 billion at June 30, 2009.  The allowance for loan loss remains at a historically high level due to the weak real estate market.  Weakness in the residential real estate market is well into its second year and the risk of loss on loans secured by residential real estate remains elevated.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 3.5% and 1.9% for the six months ended June 30, 2009 and 2008 respectively.  The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets.  We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans.  We also adjust liquidity as appropriate to meet asset and liability management objectives.  The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the full Asset/Liability Committee.  Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At June 30, 2009 and 2008, respectively, $94.9 million and $16.6 million of our assets were invested in cash and cash equivalents.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, federal funds purchased and advances from the FHLBC.

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

During the six months ended June 30, 2009, the collection of principal payment on loans, net of loan originations provided cash flow of $40.6 million.  During the comparable period of the prior year, loan originations, net of collected principal, resulted in the use of $139.2 million in cash.  The decrease in loans receivable is reflective of the general decline in loan demand combined with the Company’s tightened underwriting standards given the current economic environment.  The decrease in the loan portfolio during the six months ended June 30, 2009 was primarily attributable to a $39.5 million decrease in one- to four-family loans and a $43.9 million decrease in land and construction loans.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.  Deposits increased by $11.5 million for the six months ended June 30, 2009 primarily as the result of competitive pricing offered on time deposits in our local market.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC, which provide an additional source of funds.  At June 30, 2009, we had $428.0 million in advances from the FHLBC, of which $53.0 million was due within 12 months.  As an additional source of funds, we also enter into repurchase agreements.  At June 30, 2009, we had $84.0 million in repurchase agreements.  The agreements mature at various times beginning in 2017, however, all are callable quarterly until maturity.

At June 30, 2009, we had outstanding commitments to originate loans of $13.7 million, unfunded commitments under construction loans of $15.4 million, unfunded commitments under business lines of credit of $10.6 million and unfunded commitments under home equity lines of credit and standby letters of credit of $31.5 million.  At June 30, 2009, certificates of deposit scheduled to mature in one year or less totaled $902.4 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances in order to maintain our level of assets.  However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed.  Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that as of June 30, 2009, the Bank met all capital adequacy requirements to which it is subject.  On November 18, 2008, WaterStone Bank entered into an informal agreement with its federal and state bank regulators whereby it has agreed to maintain a minimum Tier I capital ratio of 8.00% and a minimum total risk based capital ratio of 10.00%.  At June 30, 2009, these higher capital requirements were satisfied.

As of June 30, 2009 the most recent notification from the Federal Deposit Insurance Corporation categorized WaterStone Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” WaterStone Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed WaterStone Bank’ category.

As a state-chartered savings bank, WaterStone Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.

The actual capital amounts and ratios for WaterStone Bank as of June 30, 2009 are presented in the table below:

	June 30, 2009
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
WaterStone Bank
Total capital (to risk-weighted assets)	$190,178	11.34%	$134,124	8.00%	$167,655	10.00%
Tier I capital (to risk-weighted assets)	169,164	10.09%	67,062	4.00%	100,593	6.00%
Tier I capital (to average assets)	169,164	8.80%	76,881	4.00%	96,101	5.00%
State of Wisconsin (to total assets)	169,164	8.81%	115,220	6.00%	N/A	N/A
_____________

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of June 30, 2009 and the respective maturity dates.

Contractual Obligations
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Deposits without a stated maturity (5)	$146,063	146,063	-	-	-
Certificates of deposit (5)	1,061,379	902,445	145,627	13,307	-
Federal Home Loan Bank advances (1)	428,000	53,000	25,000	-	350,000
Repurchase agreements (2)(5)	84,000	-	-	-	84,000
Operating leases (3)	52	52	-	-	-
State income tax obligation (4)	1,242	1,242	-	-	-
Salary continuation agreements	1,969	576	529	354	510
	$1,722,705	1,103,378	171,156	13,661	434,510

_______________
 (1)  Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.  Excludes interest which will accrue on the advances.
      All Federal Home Loan Bank advances with maturities exceeding five years are callable on a quarterly basis.

(2)  The repurchase agreements are callable on a quarterly basis until maturity.
(3)  Represents non-cancelable operating leases for offices and equipment.
(4)  Represents remaining amounts due to the Wisconsin Department of Revenue related to the operations of the Company’s Nevada subsidiary.
(5)   Excludes interest.

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of June 30, 2009.

Other Commitments
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$13,668	13,668	-	-	-
Unused portion of home equity lines of credit (2)	29,616	29,616	-	-	-
Unused portion of business lines of credit	10,604	10,604	-	-	-
Unused portion of construction loans (3)	15,405	15,405	-	-	-
Standby letters of credit	1,866	1,629	152	85	-
Total Other Commitments	$71,159	70,922	152	85	-

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

Income Simulation.  Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation used projected repricing of assets and liabilities at June 30, 2009 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions can have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage-related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the expected average lives of our assets tend to lengthen more than the expected average lives of our liabilities and, therefore, negatively impact net interest income and earnings.

Percentage Increase (Decrease) in Estimated Annual Net Interest Income Over 24 Months

300 basis point increase in rates	(2.97)
200 basis point increase in rates	(0.35)
100 basis point increase in rates	(0.01)
100 basis point decrease in rates	(2.28)
200 basis point decrease in rates	(4.57)
300 basis point decrease in rates	(21.94)

WaterStone Bank’s Asset/Liability policy limits projected changes in net average annual interest income to a maximum variance of (10%) to (50%) for various levels of interest rate changes measured over a 24-month period when compared to the flat rate scenario.  In addition, projected changes in the capital ratio are limited to (0.15%) to (1.00%) for various levels of changes in interest rates when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  Because our balance sheet is slightly liability sensitive, net interest income is expected to decline proportionately with increased interest rates.  However, due to the historically low short-term current interest rate environment and related low cost of deposits, significant declines in interest rates do not result in a proportionate decline in the cost of deposits even though deposit liabilities reprice slightly faster than do loans.  At June 30, 2009, a 100 basis point immediate and instantaneous increase in interest rates had the effect of decreasing estimated net interest income by 0.01% while a 100 basis point decrease in rates had the affect of decreasing net interest income by 2.28%.  At June 30, 2009, a 100 basis point immediate and instantaneous increase in interest rates had no effect on the estimated return on assets while a 100 basis point decrease in rates had the effect of decreasing the return on assets by 0.06%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At June 30, 2009, we believe that any liability arising from the resolution of any pending legal proceedings will not be material to our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2008, we set forth the following additional risk factor:.

The Company Operates in a Highly Regulated Environment and is Subject to Supervision and Examination by Various Regulatory Agencies

As a bank holding company, the Company is regulated by the Office of Thrift Supervision, and the Bank is regulated separately by various federal and state banking regulators.  This regulation is primarily intended to protect the Bank’s customers and their deposits rather than the Company’s shareholders.  In addition, the Company’s common stock is registered under the Exchange Act and it is subject to regulation by the Securities and Exchange Commission and to public reporting requirements.

Under applicable laws, the FDIC, as the Bank’s primary federal regulator and deposit insurer, and the Wisconsin Department of Financial Institutions as the Bank’s chartering authority, have the ability to impose sanctions, restrictions and requirements on the Bank if they determine, upon examination or otherwise, violations of laws with which the Bank must comply, or weaknesses or failures with respect to general standards of safety and soundness.  Banking regulators can take actions at any time which could have an adverse impact on the Company.  These actions could include raising minimum capital amounts, restricting growth or other actions.  Applicable law prohibits disclosure of specific examination findings by an institution although formal enforcement actions are routinely disclosed by regulatory authorities.

Item 4. Submission of Matters to a Vote of Security Holders

On May 12, 2009 at the Annual Meeting of Shareholders, shareholders took the following actions:

1.	Elected as directors all nominees designated in the proxy statement dated March 27, 2009 as follows:

	Number of Votes
	For	Withheld
Douglas S. Gordon	26,784,428	255,070
Patrick S. Lawton	26,767,546	271,952

Continuing Directors

Terms expiring in 2011
Micahel L. Hansen
Stephen J. Schmidt

Term expires in 2010
Thomas E. Dalum

Item 6. Exhibits

    (a) Exhibits: See Exhibit Index, which follows the signature page hereof.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: August 6, 2009
/s/Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer
Date: August 6, 2009
/s/ Richard C. Larson
Richard C. Larson
Chief Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended June 30, 2009

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