Form 10-Q
period 2009-09-30
WATERSTONE FINANCIAL INC
filed 2009-11-09
CIK 1329517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 31,249,897 at October 31, 2009.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30,	December 31,
	2009	2008
Assets	(In Thousands, except share data)
Cash	$76,469	14,847
Federal funds sold	14,348	9,002
Short term investments	4,605	-
Cash and cash equivalents	95,422	23,849
Securities available for sale (at fair value)	202,695	179,887
Securities held to maturity (at amortized cost)
fair value of $1,301 in 2009 and $8,165 in 2008	2,648	9,938
Loans held for sale	33,526	12,993
Loans receivable	1,464,496	1,559,758
Less: Allowance for loan losses	31,498	25,167
Loans receivable, net	1,432,998	1,534,591
Office properties and equipment, net	29,384	30,560
Federal Home Loan Bank stock, at cost	21,653	21,653
Cash surrender value of life insurance	33,742	32,399
Real estate owned	40,994	24,653
Prepaid expenses and other assets	14,919	14,909
Total assets	$1,907,981	1,885,432

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$57,965	53,434
Money market and savings deposits	96,224	100,930
Time deposits	1,033,936	1,041,533
Total deposits	1,188,125	1,195,897

Short term borrowings	53,000	4,100
Long term borrowings	459,000	482,900
Advance payments by borrowers for taxes	23,533	862
Other liabilities	11,318	30,406
Total liabilities	1,734,976	1,714,165

Shareholders’ equity:
Preferred stock (par value $.01 per share)
Authorized 20,000,000 shares, no shares issued	—	—
Common stock (par value $.01 per share)
Authorized - 200,000,000 shares in 2009 and 2008
Issued - 33,974,250 shares in 2009 and in 2008
Outstanding - 31,249,897 shares in 2009 and in 2008	340	340
Additional paid-in capital	108,650	107,839
Accumulated other comprehensive loss, net of taxes	(1,456)	(6,449)
Retained earnings	115,215	119,921
Unearned ESOP shares	(4,483)	(5,123)
Treasury shares (2,724,353 shares), at cost	(45,261)	(45,261)
Total shareholders’ equity	173,005	171,267
Total liabilities and shareholders’ equity	$1,907,981	1,885,432

See Accompanying Notes to Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Interest income:
Loans	$66,348	$69,584	$21,974	$25,166
Mortgage-related securities	5,485	5,661	1,721	1,921
Debt securities, cash and cash equivalents	2,640	2,667	973	1,000
Total interest income	74,473	77,912	24,668	28,087
Interest expense:
Deposits	27,429	31,803	8,337	10,384
Borrowings	15,065	15,534	5,087	5,372
Total interest expense	42,494	47,337	13,424	15,756
Net interest income	31,979	30,575	11,244	12,331
Provision for loan losses	19,055	34,578	8,853	23,301
Net interest income after provision for loan losses	12,924	(4,003)	2,391	(10,970)
Noninterest income:
Service charges on loans and deposits	883	1,359	312	383
Increase in cash surrender value of life insurance	1,037	1,208	529	626
Mortgage banking income	6,801	3,333	2,912	1,354
Total other-than-temporary impairment losses	(8,205)	-	-	-
Portion of loss recognized in other comprehensive income (before taxes)	7,093	-	-	-
Net impairment losses recognized in earnings	(1,112)	(1,997)	-	(1,997)
Other	639	673	202	231
Total noninterest income	8,248	4,576	3,955	597
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	13,311	12,787	4,921	4,493
Occupancy, office furniture and equipment	3,596	3,606	1,227	1,187
Advertising	620	953	170	421
Data processing	1,049	1,055	341	358
Communications	508	524	159	180
Professional fees	910	697	218	184
Real estate owned	2,760	2,758	1,551	1,518
Other	4,246	2,511	1,331	895
Total noninterest expenses	27,000	24,891	9,918	9,236
Loss before income taxes	(5,828)	(24,318)	(3,572)	(19,609)
Income taxes (benefit)	(5)	5,796	-	8,578
Net loss	(5,823)	(30,114)	(3,572)	(28,187)
Loss per share:
Basic	(0.19)	(0.99)	(0.12)	(0.92)
Diluted	(0.19)	(0.99)	(0.12)	(0.92)
Weighted average shares outstanding:
Basic	30,670,671	30,545,245	30,689,552	30,564,179
Diluted	30,670,671	30,545,245	30,689,552	30,564,179

See Accompanying Notes to Consolidated Financial Statements.

WATERSONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other		Unearned
	Common Stock		Paid-In	Comprehensive	Retained	ESOP	Treasury	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Shares	Equity
	(In Thousands)
Balances at December 31, 2007	31,251	$340	106,306	44	146,367	(5,977)	(45,261)	201,819
Comprehensive income:
Net income	—	—	—	—	(30,114)	—	—	(30,114)
Other comprehensive loss:
Net unrealized holding loss
on available for sale securities arising during the period, net of taxes of $1,610	—	—	—	(5,587)	—	—	—	(5,587)
Reclassification of adjustment for net losses on available
for sale securities realized during the period, net of taxes of $699				1,298				1,298
Total comprehensive loss								(34,403)
ESOP shares committed to be released to Plan participants	—	—	26	—	—	640	—	666
Stock based compensation	—	—	1,311	—	—	—	—	1,311
Balances at September 30, 2008	31,251	$340	107,643	(4,245)	116,253	(5,337)	(45,261)	169,393
				.
Balances at December 31, 2008	31,250	$340	107,839	(6,449)	119,921	(5,123)	(45,261)	171,267
Cumulative effect adjustment related to a change in accounting principle related
to available for sale securities, net of taxes of $448				(669)	1,117			448

Comprehensive loss:
Net loss	—	—	—	—	(5,823)	—	—	(5,823)
Other comprehensive income:
Net unrealized holding gain on available for sale
securities arising during the period, net of taxes of $2,499	—	—	—	4,996	—	—	—	4,996
Reclassification of adjustment for net losses on available
for sale securities realized during the period, net of taxes of $446	—	—	—	666	—	—	—	666
Total comprehensive income								(161)
ESOP shares committed to be released to Plan participants	—	—	(446)	—	—	640	—	194
Stock based compensation	—	—	1,257	—	—	—	—	1,257
Balances at September 30, 2009	31,250	$340	108,650	(1,456)	115,215	(4,483)	(45,261)	173,005
See Accompanying Notes to Consolidated Financial Statements.

WATERSONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2009	2008
	(In Thousands)
Operating activities:
Net loss	$(5,823)	(30,114)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Provision for loan losses	19,055	34,578
Depreciation	1,504	1,847
Deferred income taxes	(1,365)	9,731
Stock based compensation	1,257	1,311
Net amortization of premium on debt and mortgage-related securities	(189)	(255)
Amortization of unearned ESOP shares	194	666
Gain on sale of loans held for sale	(6,490)	(2,083)
Loans originated for sale	(529,415)	(212,628)
Proceeds on sales of loans originated for sale	515,372	229,183
Increase in accrued interest receivable	(242)	(975)
Increase in cash surrender value of bank owned life insurance	(1,037)	(1,208)
Increase (decrease) in accrued interest on deposits and borrowings	(2,411)	1,233
Decrease in other liabilities	(889)	(1,136)
Loss on impairment of securities	1,112	1,997
Loss on sale of real estate owned and other assets	547	1,141
Other	605	116
Net cash provided by (used in) operating activities	(8,215)	33,404
Investing activities:
Net decrease (increase) in loans receivable	44,703	(196,897)
Purchases of:
Debt securities	(41,499)	(12,761)
Mortgage-related securities	(13,011)	(25,524)
Structured notes, held to maturity	—	(4,289)
Premises and equipment, net	(3,590)	(1,049)
Bank owned life insurance	(306)	(5,306)
FHLB stock	—	(2,363)
Proceeds from:
Principal repayments on mortgage-related securities	29,151	15,313
Maturities of debt securities	8,988	984
Calls on structured notes	7,289	1,998
Sales of real estate owned and other assets	20,643	9,218
Net cash provided by (used in) investing activities	52,368	(220,676)

See Accompanying Notes to Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2009	2008
	(In Thousands)
Financing activities:
Net increase (decrease) in deposits	(7,772)	181,151
Net change in short-term borrowings	25,000	(28,434)
Proceeds from long-term borrowings	—	65,000
Net increase in advance payments by borrowers for taxes	10,193	3,777
Net cash provided by financing activities	27,421	221,494
Increase in cash and cash equivalents	71,573	34,222
Cash and cash equivalents at beginning of period	23,849	17,884
Cash and cash equivalents at end of period	$95,422	52,106

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	1,247	1,291
Interest payments	44,904	46,104
Noncash investing activities:
Loans receivable transferred to real estate owned	37,835	22,272
Noncash financing activities:
Long-term FHLB advances reclassified to short-term	23,900	—

See Accompanying Notes to Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The consolidated financial statements include the accounts of Waterstone Financial, Inc. (the “Company”) and the Company’s subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, changes in shareholders’ equity, and cash flows of the Company for the periods presented.

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2008 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The preparation of the unaudited consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Significant items subject to such estimates and assumptions include the allowance for loan losses and deferred income taxes.  Actual results could differ from those estimates.  Subsequent events have been evaluated through the filing of the unaudited consolidated financial statements which is November 6, 2009.

In the third quarter 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (SFAS 168).  SFAS 168 establishes the Financial Accounting Standards Board (FASB) Accounting Standards Codification (the Codification, or ASC) as the single source of authoritative, nongovernmental GAAP recognized by the FASB.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants.  The Codification is not intended to change GAAP.  Effective with the adoption of SFAS 168, all existing non-SEC accounting and reporting standards, except for grandfathered guidance and certain recently-issued standards not yet integrated into the Codification, were superseded and are considered nonauthoritative.  References to GAAP in these Notes to Consolidated Financial Statements are provided under the Codification structure where applicable.  Recently-issued standards not yet integrated into the Codification and still considered authoritative are referred to using the issued terminology.

Note 2 — Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform to the September 30, 2009 presentation.

Note 3 — Securities

Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	September 30, 2009
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$42,561	2,060	—	44,621
Collateralized mortgage obligations	80,064	1,732	(7,646)	74,150
Mortgage-related securities	122,625	3,792	(7,646)	118,771

Government sponsored entity bonds	36,001	308	(4)	36,305
Municipal securities	41,245	1,572	(278)	42,539
Other debt securities	5,250	—	(170)	5,080
Debt securities	82,496	1,880	(452)	83,924
	$205,121	5,672	(8,098)	202,695

	December 31, 2008
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$38,966	1,133	(14)	40,085
Collateralized mortgage obligations	100,896	1,068	(10,507)	91,457
Mortgage-related securities	139,862	2,201	(10,521)	131,542

Government sponsored entity bonds	11,007	335	—	11,342
Municipal securities	32,697	291	(1,626)	31,362
Corporate notes	992	—	(51)	941
Other debt securities	5,250	—	(550)	4,700
Debt securities	49,946	626	(2,227)	48,345
	$189,808	2,827	(12,748)	179,887

At September 30, 2009, $8.9 million of the Company’s government sponsored entity bonds and $88.4 million of the Company’s mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.

The amortized cost and fair values of investment securities by contractual maturity at September 30, 2009, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt securities
Due within one year	$3,000	3,002
Due after one year through five years	42,475	42,862
Due after five years through ten years	11,667	12,071
Due after ten years	25,354	25,989
Mortgage-related securities	122,625	118,771
	$205,121	202,695

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Collateralized mortgage obligations	1,882	(5)	28,616	(7,641)	30,498	(7,646)
Government sponsored entity bonds	2,496	(4)	—	—	2,496	(4)
Municipal securities	336	(4)	2,469	(274)	2,805	(278)
Other debt securities	4,830	(170)	—	—	4,830	(170)
	$9,544	(183)	31,085	(7,915)	40,629	(8,098)

In the first quarter of 2009, the Company elected to early adopt new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures, related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, ASC Topic 825, Financial Instruments, related to interim disclosures about fair value of financial instruments and ASC Topic 320, Investments — Debt and Equity Instruments, related to recognition and presentation of other-than-temporary impairments  In evaluating whether a credit loss exists for a given debt security, management considers the length of time and extent to which the fair value has been less than cost, financial condition of the issuer and the underlying obligors, quality of credit enhancements, volatility of the fair value of the security, the expected recovery period of the security, payment structure of the security and ratings agency evaluations.

At September 30, 2009, this evaluation indicated that collateralized mortgage obligations with a combined amortized cost of $22.1 million and one municipal security with a amortized cost of $408,000 may be other-than-temporarily impaired.  Estimates of discounted cash flows based on expected yield at time of original purchase, prepayment assumptions based on actual and anticipated prepayment speed, actual and anticipated default rates and estimated level of severity given the loan to value ratios, credit scores, geographic locations, vintage and levels of subordination related to the security and its underlying collateral resulted in a projected credit loss on two collateralized mortgage obligations.  Both of these securities had been deemed other-than-temporarily impaired in prior periods and a cumulative-effect adjustment of $1.1 million was made to retained earnings as of January 1, 2009 to reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis as of the beginning of the period in which the aforementioned FASB Staff Positions were adopted.  Additional estimated credit losses on the two collateralized mortgage obligations of $1.1 million were charged to earnings in the nine-month period ended September 30, 2009.  There were no additional estimated credit losses incurred during the quarter ended September 30, 2009 despite recent credit downgrades.  These two securities had a fair value of $3.4 million and $11.6 million and an amortized cost of $5.1 million and $17.1 million, respectively as of September 30, 2009.  As of September 30, 2009, unrealized losses on these collateralized mortgage obligations include other-than-temporary impairment recognized in other comprehensive income (before taxes) of $7.1 million.

The following table presents the change in other-than-temporary credit related impairment charges on collateralized mortgage obligations for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(in thousands)
Credit related impairments on securties as of December 31, 2008	$755
Credit related impairments not previously recognized	1,112
Credit related impairments on securities as of September 30, 2009	$1,867

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

Securities Held to Maturity

As of September 30, 2009, the Company held one security that has been designated as held to maturity.  The security has an amortized cost of $2.6 million and an estimated fair value of $1.3 million.  The final maturity of this security is 2022, however, it is callable quarterly.  Due to the magnitude of the difference between fair value and amortized cost and considering additional factors as previously described, the Company assessed whether this security is other-than-temporarily impaired.  Based primarily on the ongoing financial support of the company that issued the security by the United States government, the Company has determined that the security is not other-than-temporarily impaired at September 30, 2009.  During the three months ended September 30, 2009, two securities that had been designated as held to maturity were called.  The securities had a total amortized cost of $7.3 million.

Note 4 — Loans Receivable

Loans receivable are summarized as follows:

	September 30,	December 31,
	2009	2008
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$715,608	790,486
Over four-family residential	539,165	512,746
Commercial real estate	49,969	55,193
Construction and land	83,204	131,840
Home equity	87,669	89,648
Consumer loans	607	365
Commercial business loans	44,913	43,006
Gross loans receivable	1,521,135	1,623,284
Less:
Undisbursed loan proceeds	54,588	61,192
Unearned loan fees	2,051	2,334
Total loans receivable	$1,464,496	1,559,758

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  The Company does not have a concentration of loans in any specific industry.  Credit risks tend to be geographically concentrated since a majority of the Company’s customer base lies in the Milwaukee metropolitan area.  Furthermore, as of September 30, 2009, 87.2% of the Company’s loan portfolio consists of loans that are secured by real estate properties located primarily within the Milwaukee metropolitan area.  Residential real estate collateralizing $148.7 million, or 9.8%, of total mortgage loans is located outside of the state of Wisconsin.

The unpaid principal balance of loans serviced for others was $4.7 million and $4.9 million at September 30, 2009 and December 31, 2008, respectively. These loans are not reflected in the consolidated financial statements.

A summary of the activity in the allowance for loan loss is as follows:

	For the Nine Months Ended
	September 30,
	2009	2008
	(Dollars in Thousands)

Balance at beginning of period	$25,167	12,839
Provision for loan losses	19,055	34,578
Charge-offs	(12,965)	(21,504)
Recoveries	241	297
Balance at end of period	$31,498	26,210

Allowance for loan losses to loans receivable	2.15%	1.69%
Net charge-offs to average loans outstanding (annualized)	1.11%	1.89%
Allowance for loan losses to non-performing loans	33.69%	28.30%
Non-performing loans to loans receivable	6.38%	5.95%

Non-accrual loans totaled $93.5 million at September 30, 2009 and $107.7 million at December 31, 2008.

Beginning in 2007 and continuing through the current quarter, the Company experienced significant deterioration in credit quality, primarily in its residential and construction and land portfolios.  These two segments represent a significant portion of the overall loan portfolio.  The downturn in the residential real estate market that has continued into 2009 has reduced demand and market prices for vacant land, new construction and existing residential units.  The economic downturn and the depressed real estate market have negatively impacted many residential real estate customers and have resulted in the elevated level of nonperforming loans.

The following table presents data on impaired loans at September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008
	(In Thousands)
Impaired loans for which an allowance has been provided	$101,790	41,970
Impaired loans for which no allowance has been provided	41,046	56,382
Total loans determined to be impaired	$142,836	98,352

Allowance for loan losses related to all impaired loans	$16,053	9,832

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral.  The valuation process is subject to the use of significant estimates and actual results could differ from estimates.  This analysis is primarily based upon third party appraisals, or a discounted cash flow analysis in the case of an income producing property.  In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan.  Of the total $41.0 million of impaired loans for which no allowance has been provided, $16.0 million represent loans on which a total of $5.8 million in charge-offs have been recorded to reduce the outstanding loans balance to an amount that is commensurate with the estimated fair value of the underlying collateral.  To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At September 30, 2009, total impaired loans for which an allowance has been provided includes $31.2 million of troubled debt restructurings that are performing in accordance with their restructured terms.  The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate.  The restructured terms are typically in place for six to twelve months.  At December 31, 2008, there were $2.4 million in troubled debt restructurings for which no allowance for loan losses was deemed necessary.

The Company serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in Wisconsin. The loan portfolio is widely diversified by types of borrowers, property type, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2009 and 2008, no loans to one borrower or industry concentrations existed in the Company’s loan portfolio in excess of 10% of total loans.

Note 5 — Deposits

A summary of the contractual maturities of certificate accounts at September 30, 2009 is as follows:

(In Thousands)

Within one year	$936,334
One to two years	68,973
Two to three years	20,065
Three to four years	4,518
Four through five years	4,046
$1,033,936

Note 6 — Borrowings

Borrowings consist of the following:

		September 30, 2009		December 31, 2008
			Weighted		Weighted
			Average		Average
		Balance	Rate	Balance	Rate
		(Dollars in Thousands)
Federal Home Loan Bank Chicago (FHLBC) advances maturing:
	2009	$4,100	4.23%	$4,100	4.23%
	2010	73,900	3.61%	48,900	4.80%
	2016	220,000	4.34%	220,000	4.34%
	2017	65,000	3.19%	65,000	3.19%
	2018	65,000	2.97%	65,000	2.97%

Repurchase agreements maturing	2017	84,000	3.96%	84,000	3.96%
		$512,000	3.85%	$487,000	3.99%

The $73.9 million in advances due in 2010 consist of five advances with rates ranging from 1.29% to 4.94% callable quarterly until maturity.

The $220.0 million in advances due in 2016 consist of eight advances with rates ranging from 4.01% to 4.82% callable quarterly until maturity.

The $65.0 million in advances due in 2017 consist of three advances with rates ranging from 3.09% to 3.46% callable quarterly until maturity.

The $65.0 million in advances due in 2018 consist of three callable advances.  The call features are as follows: two $25 million advances at a weighted average rate of 3.04% callable beginning in May 2010 and quarterly thereafter and a $15 million advance at a rate of 2.73% callable quarterly until maturity.

The $84.0 million in repurchase agreements have rates ranging from 2.89% to 4.31% callable quarterly until maturity.

The Company selects loans that meet underwriting criteria established by the FHLBC as collateral for outstanding advances.  The Company’s FHLBC borrowings are limited to 60% of the carrying value of qualifying, unencumbered one- to four-family mortgage loans, 25% of the carrying value of home equity loans and 60% of the carrying value of over four-family loans.  In addition, these advances are collateralized by FHLBC stock totaling $21.7 million at September 30, 2009 and December 31, 2008.

Note 7 – Income Taxes

The Company recorded an income tax benefit of $5,000 for the nine months ended September 30, 2009.  This total was comprised of a $503,000 benefit recorded in the first quarter of 2009 offset by a $498,000 expense recorded in the second quarter of 2009.  The $503,000 benefit was the result of a Wisconsin state tax law change (retroactive to January 1, 2009) related to the net unrealized loss on securities available for sale owned by the Company’s Nevada subsidiary.  The $498,000 federal tax expense recorded in the second quarter of 2009 was the result of an increase in the deferred tax asset valuation allowance.  During the nine months of 2008, the Company recorded income tax expense of $5.8 million.  During this period, the Company recognized income tax expense related to net deferred tax asset valuation allowances of $16.1 million.

Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of a deferred tax asset is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes the cumulative losses in the current year and prior two years and general business and economic trends. At September 30, 2009 and December 31, 2008, the Company determined that net deferred tax assets of $20.0 million and $19.2 million required offsetting valuation allowances of $15.5 million and $13.5 million, respectively, largely because of a cumulative loss in the most recent three-year period caused by the significant loan loss provisions recorded during 2009 and 2008. In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of projected earnings. Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly.

Note 8 – Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk are as follows:

	September 30,	December 31,
	2009	2008
	(In Thousands)
Financial instruments whose contract amounts represent
potential credit risk:
Commitments to extend credit under first mortgage loans	$15,512	15,340
Unused portion of home equity lines of credit	29,752	30,368
Unused portion of construction loans	14,005	20,241
Unused portion of business lines of credit	10,830	10,584
Standby letters of credit	1,157	1,866

In connection with its mortgage banking activities, the Company enters into forward loan sale commitments.  Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on commitments to originate loans and loans held for sale.  As of September 30, 2009 and December 31, 2008, the Company had $33.5 million and $13.0 million, respectively in forward loan sale commitments.  A forward sale commitment is a derivative instrument which must be recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in its value recorded in income (loss) from mortgage banking operations.  In determining the fair value of its derivative loan commitments, the Company considers the value that would be generated when the loan arising from exercise of the loan commitment is sold in the secondary mortgage market. That value includes the price that the loan is expected to be sold for in the secondary mortgage market.

Note 9 – Earnings (loss) per share

Earnings per share are computed using the two-class method.  Basic earnings per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include unvested restricted shares.  Unvested restricted shares are considered participating securities because holders of these securities have the right to receive dividends at the same rate as holders of the Company’s common stock.  Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Unvested restricted stock and stock options are considered outstanding for diluted earnings (loss) per share only.  Unvested restricted stock and stock options totaling 151,400 and 466,900 shares for the nine and three month periods ended September 30, 2009 and 201,200 and 621,200 shares for the nine and three month periods ended September 30, 2008 are antidilutive and are excluded from the earnings (loss) per share calculation.

Presented below are the calculations for basic and diluted earnings (loss) per share:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands, except per share data)

Net income (loss) available to
common stockholders	$(5,823)	(30,114)	$(3,572)	(28,187)

Weighted average shares outstanding	30,671	30,545	30,690	30,564
Effect of dilutive potential common shares	-	-	-	-
Diluted weighted average shares outstanding	30,671	30,545	30,690	30,564

Basic earnings (loss) per share	$(0.19)	(0.99)	$(0.12)	(0.92)
Diluted earnings (loss) per share	$(0.19)	(0.99)	$(0.12)	(0.92)

Note 10 – Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities to determine fair value disclosures.  Securities available for sale and loans held for sale are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as portfolio loans and real estate owned.  These nonrecurring fair value adjustments typically result from the write-downs of individual assets.

Effective January 1, 2009, the Company elected to measure loans held for sale originated after December 31, 2008 at fair value.  We believe that the election for loans held for sale will reduce timing differences and better match changes in the value of these assets with the changes in the value of forward commitments to sell mortgage loans which are used as economic hedges for these assets.

Presented below is information about assets recorded on our consolidated statement of financial position at fair value on a recurring basis and assets recorded on our consolidated statement of financial position on a nonrecurring basis.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents information about our assets recorded on our consolidated statement of financial position at their fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.  In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that we have the ability to access.  Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

	Assets Measured at Fair Value at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)

Available for sale securities	$202,695	-	187,645	15,050

The following summarizes the valuation techniques for assets recorded in our consolidated statements of financial condition at their fair value on a recurring basis:

Available for sale securities – The fair value of available-for-sale securities is determined by a third party valuation source using observable market data utilizing a matrix or multi-dimensional relational pricing model.  Standard inputs to these models include observable market data such as benchmark yields, reported trades, broker quotes, issuer spreads, benchmark securities and bid/offer market data.  For securities with an early redemption feature, an option adjusted spread model is used to adjust the issuer spread.  Prepayment models are used for mortgage related securities with prepayment features.

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2009.

Available-for-sale securties
(In Thousands)

Balance December 31, 2008	$4,242
Transfer into level 3	9,870
Unrealized holding losses arising during the period:
Included in other comprehensive loss	1,478
Other than temporary impairment included in net loss	(1,112)
Principal repayments	(550)
Net accretion of discount/amortization of premium	5
Cumulative-effect adjustment	1,117
Balance September 30, 2009	$15,050

Level 3 available-for-sale securities include two corporate collateralized mortgage obligations.  The market for these securities was not active as of September 30, 2009.  As such, the Company valued these securities based on the present value of estimated future cash flows

Loans held for sale – The Company elected to carry our loans held for sale at fair value.  Fair value is generally determined by estimating a gross premium or discount, which is derived from pricing currently observable in the market.  At September 30, 2009, loans held-for-sale totaled $33.5 million.  Loans held-for-sale are considered to be Level 2 in the fair value hierarchy of valuation techniques.

Assets Recorded at Fair Value on a Non-recurring Basis

Loans – On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at fair value.  Fair value is determined based on third party appraisals.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  At September 30, 2009, loans determined to be impaired with an outstanding balance of $70.6 million were carried net of specific reserves of $14.3 million for a fair value of $56.3 million.  Impaired loans are considered to be Level 2 in the fair value hierarchy of valuation techniques.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals obtained at the time the Company takes title to the property and, if less than the carrying value of the loan, the carrying value of the loan is adjusted to the fair value. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  At September 30, 2009, real estate owned totaled $41.0 million.  Real estate owned is considered to be Level 2 in the fair value hierarchy of valuation techniques.

The carrying amounts and fair values of the Company’s financial instruments consist of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In Thousands)
Financial Assets
Cash and cash equivalents	$95,422	95,422	23,849	23,849
Securities available-for-sale	202,695	202,695	179,887	179,887
Securities held-to-maturity	2,648	1,301	9,938	8,165
Loans held for sale	33,526	33,526	12,993	12,993
Loans receivable	1,464,496	1,455,853	1,559,758	1,553,577
FHLB stock	21,653	21,653	21,653	21,653
Cash surrender value of life insurance	33,742	33,742	32,399	32,399
Accrued interest receivable	4,562	4,562	4,323	4,323

Financial Liabilities
Deposits	1,188,125	1,191,861	1,195,897	1,202,939
Advance payments by borrowers for taxes	23,533	23,533	862	862
Borrowings	512,000	522,191	487,000	501,858
Accrued interest payable	3,128	3,128	5,539	5,539
Obligations under capital leases	-	-	3,308	3,308
Forward commitments to sell residential mortgage loans	370	370	21	21
Other Financial Instruments
Stand-by letters of credit	6	6	12	12

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

k)     Forward commitments to sell residential mortgage loans

The fair value of forward commitments to sell residential mortgage loans is the estimated amount that the Company would receive or pay to terminate the forward delivery contract at the reporting date based upon market prices for similar financial instruments.

l) Standby Letters of Credit

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

Note 11 – Recent Accounting Developments

In the first quarter 2009, the Company elected to early adopt new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures, related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  This new guidance requires an assessment of whether certain factors exist to indicate that the market for an instrument is not active at the measurement date. If, after evaluating those factors, the evidence indicates the market is not active, the Company must determine whether recent quoted transaction prices are associated with distressed transactions. If the Company concludes that the quoted prices are associated with distressed transactions, an adjustment to the quoted prices may be necessary or the Company may conclude that a change in valuation technique or the use of multiple techniques may be appropriate to estimate an instrument’s fair value.  For further information about fair value measurements, refer to Notes 3 and 10.

In the first quarter 2009, the Company elected to early adopt new guidance impacting ASC Topic 825, Financial Instruments, related to interim disclosures about fair value of financial instruments.  This new guidance requires that disclosures on the estimated fair value of financial instruments be included in interim financial statements. It also requires disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments in the interim financial statements.  For further information concerning the estimated fair value of financial instruments, refer to Note 10.

In the first quarter 2009, the Company elected to early adopt new guidance impacting ASC Topic 320, Investments — Debt and Equity Instruments, related to recognition and presentation of other-than-temporary impairments. This new guidance changed the method for determining whether OTTI exists for debt securities by requiring an assessment of the likelihood of selling the security prior to recovering its amortized cost basis. It also changed the amount of an impairment charge to be recorded in the consolidated statements of income. If the Company intends to sell the security or it is more-likely-than-not that the Company will be required to sell the security prior to recovery of its amortized cost basis, the security would be written down to fair value with the full amount of any impairment charge recorded as a loss in “net securities gains (losses)” in the consolidated statements of income. If the Company does not intend to sell the security and it is more-likely-than-not that the Company will not be required to sell the security prior to recovery of its amortized cost basis, only the credit component of any impairment of a debt security would be recognized as a loss in “net securities gains (losses)” in the consolidated statements of income, with the remaining impairment recorded in OCI.  For further information, refer to Note 3.

On January 1, 2009, the Company adopted new guidance impacting ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in share-based payment transactions are participating securities.  The guidance clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of basic earnings per share using the two-class method and was applied retrospectively to all prior periods presented.  The adoption had no impact on the three or nine months ended September 30, 2009 basic net income per common share.  For further earnings per share information, refer to Note 9.

During the second quarter 2009, the Company adopted guidance impacting ASC Topic 855, Subsequent Events.  The objective of the guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  The adoption did not have an impact on financial position, results of operation or liquidity.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” (SFAS 166).  SFAS 166 removes the concept of a qualifying special-purpose entity from ASC Topic 860, Transfers and Servicing, and eliminates the exception for qualifying special-purpose entities from consolidation guidance.  In addition, SFAS 166 establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale.  If the transfer does not meet established sale conditions, the transferor and transferee must account for the transfer as a secured borrowing.  An enterprise that continues to transfer portions of a financial asset that do not meet the established sale conditions would be eligible to record a sale only after it has transferred all of its interest in that asset.  The effective date is fiscal years beginning after November 15, 2009.  Accordingly, the Company will adopt the provisions in the first quarter 2010.  The Company is currently evaluating the impact of the provisions.

Also, in June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167).  SFAS 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, is the primary beneficiary and is required to consolidate the variable interest entity with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity.  In addition, SFAS 167 requires reconsideration of whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.  It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and additional disclosures about an enterprise’s involvement in variable interest entities. The effective date is fiscal years beginning after November 15, 2009.  Accordingly, the Company will adopt the provisions in the first quarter 2010.  The Company is currently evaluating the impact of the provisions.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 (ASU 2009-05), which provides amendments to ASC Topic 820, Fair Value Measurements and Disclosures, for the fair value measurement of liabilities.  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability when traded as an asset or a quoted price for a similar liability when traded as an asset, or another valuation method that is consistent with the principles of ASC Topic 820, Fair Value Measurements and Disclosures.  ASU 2009-05 also provides clarification that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  The effective date is the first reporting period beginning after issuance.  Accordingly, the Corporation will adopt the provisions of ASU 2009-5 in the fourth quarter 2009.  The Company does not expect the adoption of the provisions of ASU 2009-5 to have a material effect on the Company’s financial condition and results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Information

This report contains or incorporates by reference various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management.  Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as in oral presentations.  When used in written documents or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “objective” and similar expressions and verbs in the future tense, are intended to identify forward-looking statements.  The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected.  In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:

•
regulatory action requiring maintenance of minimum regulatory capital ratios higher than generally applicable minimum ratios; noncompliance could result in additional regulatory enforcement action; compliance could result in lower future return on equity and dilution for current stock holders;

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

Overview

The following discussion and analysis is presented to assist the reader in the understanding and evaluation of the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the results of operations for the nine and three month periods ended September 30, 2009 and 2008 and the financial condition as of September 30, 2009 compared to the financial condition as of December 31, 2008.

Generally, our results of operations are highly dependent on our net interest income and the provision for loan losses.  In recent periods our results of operations have also been negatively impacted by other than temporary impairment of securities available for sale, by increased real estate owned expense and by higher deposit insurance premiums.  Net interest income is the difference between the interest income we earn on loans receivable, investment securities and cash and cash equivalents and the interest we pay on deposits and other borrowings.  The Company’s banking subsidiary, WaterStone Bank SSB (“WaterStone Bank”), formerly Wauwatosa Savings Bank, is primarily a mortgage lender with such loans comprising 97.0% of total loans receivable on September 30, 2009.  Further, 82.5% of loans receivable are residential mortgage loans with over four-family loans comprising 35.4% of all loans on September 30, 2009.  WaterStone Bank funds loan production primarily with retail deposits and Federal Home Loan Bank advances.  On September 30, 2009, deposits comprised 68.5% of total liabilities.  Time deposits, also known as certificates of deposit, accounted for 87.0% of total deposits at September 30, 2009.  Federal Home Loan Bank advances outstanding on September 30, 2009 totaled $512.0 million, or 29.5% of total liabilities.  During the current period of low interest rates and economic weakness, we have determined that an investment philosophy emphasizing short-term liquid investments is prudent and will position the Company to take advantage of the opportunities that will exist as the local and national economies recover from the recession.

During the nine and three month periods ended September 30, 2009, our results of operations continued to be adversely affected by elevated levels of  nonperforming  loans and real estate owned which have resulted in high provisions for loan losses and loan charge-offs.  We have sought to address the deterioration of the real estate market by increasing our provisions for loan losses over the past two years.  The continued downturn in the local real estate market requires the Company to continually reevaluate the assumptions used to determine the fair value of collateral related to loans receivable to ensure that the allowance for loan losses continues to be an accurate reflection of management’s best estimate of the amount needed to provide for the probable and estimable loss on impaired loans and other inherent losses in the loan portfolio.  As a result, the Company determined that a provision for loan losses of $19.1 million was necessary during the nine months ended September 30, 2009 in order to maintain the allowance for loan losses at an appropriate level.  Additional information regarding loan quality and its impact on our financial condition and results of operations can be found in the Asset Quality discussion.  Our results of operations are also affected by noninterest income and noninterest expense.  Noninterest income consists primarily of mortgage banking fee income and service charges.  A significant increase in the sale of mortgage loans in the secondary market, resulting from a decline in mortgage interest rates during the period, yielded a $3.5 million increase in mortgage banking income during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  In addition to the increase in mortgage banking activity, the increase in noninterest income compared to the prior period resulted from an $885,000 decrease in impairment charge on securities considered to be other than temporarily impaired.  Noninterest expense consists primarily of compensation and employee benefits, FDIC insurance premiums, occupancy expenses and real estate owned expense.  In 2009 our noninterest expense has been and will continue to be adversely affected by higher deposit insurance premium assessments from the FDIC.  FDIC insurance premium expense, which included a $876,000 special assessment during the nine months ended September 30, 2009, has increased $1.7 million compared to the nine months ended September 30, 2008.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities.

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

Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes the cumulative losses in the current year and prior two years and general business and economic trends.  At September 30, 2009 and at December 31, 2008, the Company determined that valuation allowances were necessary, largely based on the cumulative loss during the most recent three-year period caused by the significant loan loss provisions recorded during 2009 and 2008.  In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of projected earnings.  Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly.

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

Management believes its tax policies and practices are critical because the determination of the tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets.  We have no plans to change the tax recognition methodology in the future.  If our estimated deferred tax valuation allowance is adjusted it will affect our future results of operations.  At September 30, 2009, the Company had a deferred tax valuation allowance of $15.1 million.  The net recorded deferred tax asset, after valuation allowance, at September 30, 2009 was $4.5 million.  The remaining deferred tax asset was supported by remaining carry-backs of income taxes paid in prior years and available tax planning strategies.  The deferred tax asset is also net of deferred tax liabilities associated with net unrealized gains on available for sale investment securities recorded in other comprehensive income.  The comparable net deferred tax asset valuation allowance at December 31, 2008 totaled $13.5 million and the net deferred tax asset after valuation allowance was $5.6 million.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008

General - Net loss for the nine months ended September 30, 2009 totaled $5.8 million, or $0.19 for both basic and diluted loss per share, compared to net loss of $30.1 million, or $0.99 for both basic and diluted loss per share, for the nine months ended September 30, 2008.  The nine months ended September 30, 2009 generated an annualized loss on average assets of 0.41% and an annualized loss on average equity of 4.63%, compared to an annualized loss on average assets of 2.21% and an annualized loss on average equity of 20.02% for the comparable period in 2008.  The net loss for the nine months ended September 30, 2009 reflects continuing deterioration in asset quality which resulted in a $19.1 million provision for loan losses during the current year.  The current year to date provision represents a $15.5 million decrease from the $34.6 million provision for loan losses for the nine months ended September 30, 2008.  Increases of $1.4 million in net interest income, $3.5 million in mortgage banking income, an $885,000 decrease in impairment charge on securities considered to be other than temporarily impaired and a decrease of $5.8 million in income tax expense for the first nine months of 2009 over the prior period were FDIC insurance expense increases of $1.7 million (which include the FDIC special assessment) and an increase in compensation expense of $524,000.  Loan charge-off activity and specific loan reserves are discussed in additional detail in the Asset Quality section.  The net interest margin for the nine months ended September 30, 2009 was 2.34% compared to 2.35% for the nine months ended September 30, 2008.

Total Interest Income - Total interest income decreased $3.4 million, or 4.4%, to $74.5 million during the nine months ended September 30, 2009 from $77.9 million during the nine months ended September 30, 2008.

Interest income on loans decreased $3.2 million, or 4.7%, to $66.3 million during the nine months ended September 30, 2009 from $69.6 million during the nine months ended September 30, 2008.   The decrease in interest income was primarily due to a 54 basis point decrease in the average yield on loans to 5.79% for the nine-month period ended September 30, 2009 from 6.23% for the comparable period in 2008.  The decrease in interest income attributable to the decrease in the yield on loans was partially offset by a $40.3 million, or 2.7%, increase in the average balance of average loans outstanding to $1.53 billion during the nine months ended September 30, 2009 from $1.49 billion during the comparable period in 2008.  In addition to the decrease in interest income due to a decrease in the average yield, $1.5 million of the overall decrease compared to the prior year related to interest income recognized on a loan during the nine months ended September 30, 2008 that had previously been recorded on the cost recovery method.  The loan was originated to facilitate the sale of Company owned real estate during 2000 and the $1.5 million represented interest income that was collected but not recognized during the facilitation period.  The loan was paid in full during the third quarter of 2008, which resulted in full recognition of interest collected in prior periods. This transaction had the affect of increasing the average yield on interest earning assets by 13 basis points for the nine months ended September 30, 2008.  Unrecognized interest income on non-accrual loans totaled $4.9 million during the nine months ended September 30, 2009.  This had the effect of reducing the average yield on loans during the same period by 43 basis points.  Unrecognized interest income on non-accrual loans totaled $3.2 million during the nine months ended September 30, 2008, effectively reducing the average yield on loans for that period by 28 basis points.

Interest income from mortgage-related securities decreased $176,000, or 3.1%, to $5.5 million during the nine months ended September 30, 2009 from $5.7 million during the nine months ended September 30, 2008.  The decrease in interest income was primarily due to a $8.6 million, or 6.2%, decrease in the average balance of mortgage-related securities to $129.3 million for the nine months ended September 30, 2009 from $137.9 million during the comparable period in 2008.  The decrease in interest income, reflecting a decrease in average balance, was partially offset by an increase in average yield.  The average yield on mortgage-related securities increased 18 basis points to 5.67% for the nine months ended September 30, 2009 from 5.49% for the comparable period in 2008.  The decline in the average balance of mortgage-related securities during the nine months ended September 30, 2009 reflects management’s decision to deemphasize investments in mortgage-related securities and emphasize more liquid government agency and higher yielding municipal debt securities.

Finally, interest income from debt securities, federal funds sold and short-term investments remained stable at $2.6 million for both the nine months ended September 30, 2009 and 2008.  Interest income decreased due to a 109 basis point decline in the average yield on other earning assets to 2.15% for the nine months ended September 30, 2009 from 3.24% for the comparable period in 2008.  The decline in average yield provided by these investments reflects the overall interest rate environment as opposed to a shift in investment strategy or product mix.  The decrease in average rate was offset by an increase of $53.8 million, or 48.9%, in the average balance of other earning assets to $163.8 million during the nine months ended September 30, 2009 from $110.0 million during the comparable period in 2008.  The increase in average balance reflects a strategic shift towards higher levels of liquidity.  The Company intends to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on loans and mortgage related securities.  The average balance of debt securities, federal funds sold and short-term investments includes FHLBC stock of $21.7 million and $20.6 million for the nine month-periods ended September 30, 2009 and 2008, respectively.  On October 10, 2007, the FHLBC entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, dividend declarations are subject to the prior written approval of the Federal Housing Finance Board.  The FHLBC has not declared a dividend since it entered into the cease and desist order.  At the request of the FHLBC, on July 24, 2008, the Finance Board amended the cease and desist order to allow the FHLBC to redeem incremental purchases of capital stock tied to increased levels of borrowing through advances after repayment of those new advances.

Total Interest Expense - Total interest expense decreased by $4.8 million, or 10.2%, to $42.5 million during the nine months ended September 30, 2009 from $47.3 million during the nine months ended September 30, 2008.  This decrease was the result of a decrease of 67 basis points in the cost of funds to 3.27% for the nine months ended September 30, 2008 from 3.94% for the comparable period ended September 30, 2008, partially offset by an increase of $128.5 million, or 8.0%, in average interest bearing deposits and borrowings outstanding to $1.73 billion for the nine months ended September 30, 2009 compared to an average balance of $1.61 billion for the nine months ended September 30, 2008.

Interest expense on deposits decreased $4.4 million, or 13.8%, to $27.4 million during the nine months ended September 30, 2009 from $31.8 million during the comparable period in 2008.  This was due to a decrease in the cost of total average deposits of 85 basis points to 3.03% for the nine months ended September 30, 2009 compared to 3.88% for the comparable period during 2008.  The decrease in interest expense attributable to the decrease in the cost of deposits was partially offset by an increase of $113.2 million, or 10.3%, in the average balance of other interest bearing deposits to $1.21 billion during the nine months ended September 30, 2009 from $1.1 billion during the comparable period in 2008.  The decrease in the cost of deposits reflects the Federal Reserve’s reduction of short term interest rates which are typically used by financial institutions in pricing deposit products.

Interest expense on borrowings decreased $469,000, or 3.0%, to $15.1 million during the nine months ended September 30, 2009 from $15.5 million during the comparable period in 2008.  The decrease resulted primarily from a 24 basis point decrease in the average cost of borrowings to 3.90% during the nine months ended September 30, 2009 from 4.14% during the comparable period in 2008.  The decrease due to rate was partially offset by a $20.2 million, or 4.1%, increase in average borrowings outstanding to $512.2 million during the nine months ended September 30, 2009 from $492.0 million during the comparable period in 2008.  The increased use of borrowings as a source of funding during nine months ended September 30, 2009 reflected our assessment that such sources of funds provided favorable rates and terms compared to retail funding sources.  The reduction in short term interest rates by the Federal Reserve allowed banks such as WaterStone Bank to borrow funds at lower rates, helping to reduce our cost of funds.

Net Interest Income - Net interest income increased by $1.4 million or 4.6%, to $32.0 million during the nine months ended September 30, 2009 as compared to $30.6 million during the comparable period in 2008.  Net interest income continues to be positively affected by a decrease in short and medium term interest rates in 2009, as compared to 2008 and by our interest bearing liabilities repricing at a faster rate than our interest earning assets.  The increase in net interest income resulted primarily from a 14 basis point increase in our interest rate spread to 2.18% for the nine month period ended September 30, 2009 from 2.04% for the comparable period in 2008.  The 14 basis point increase in the interest rate spread resulted from a 67 basis point decrease in the cost of interest bearing liabilities, which was partially offset by a 53 basis point decrease in the yield on interest earning assets.  The increase in net interest income resulting from an increase in our net interest rate spread was partially offset by a decrease in net average earning assets of $43.0 million, or 32.0%, to $91.5 million for the nine months ended September 30, 2009 from $134.5 million from the comparable period in 2008.  The decrease in net average earning assets was primarily attributable to an increase in loans transferred to real estate owned.  The average balance of real estate owned totaled $37.3 million for the nine months ended September 30, 2009 compared to $13.7 million for the nine months ended September 30, 2008.

Provision for Loan Losses – Our provision for loan losses decreased $15.5 million, to $19.1 million during the nine months ended September 30, 2009, from $34.6 million during the comparable period during 2008.  During the third quarter of 2008, the Company received updated appraisals on a number of properties that collateralized nonperforming loans.  The decline in value noted in those appraisals, in addition to the continued downturn in the local real estate market, prompted the Company to obtain updated appraisals on a larger number of at risk loans and to reevaluate the assumptions used to determine the fair value of collateral related to both performing and nonperforming loans.  This reevaluation contributed to the provision for loan losses of $34.6 million during the nine months ended September 30, 2008.  While it has decreased from the prior year, the provision for loan losses remains at historically high levels.  The provision for the nine months ended September 30, 2009 was primarily the result of $12.7 million of net loan charge-offs combined with continued weakness in local real estate markets.  The increase in charge-offs reflects management’s continued evaluation of assumptions used to determine the fair value of collateral supporting nonperforming loans.  In addition, compared to prior periods, the Company has observed an increased likelihood of borrowers being unable to resolve ongoing loan defaults prior to completion of a sheriff’s sale.  As such, charge-offs are generally being recognized earlier in the foreclosure process than they have been in prior periods.  See the Asset Quality section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $3.7 million, or 80.3%, to $8.2 million during the nine months ended September 30, 2009 from $4.6 million during the comparable period in 2008.  The increase primarily resulted from an increase in mortgage banking income.  Mortgage banking income increased $3.5 million to $6.8 million for the nine months ended September 30, 2009, compared to $3.3 million during the comparable period in 2008.  The increase was the result of increased mortgage loan refinancing  triggered by declines in  mortgage interest rates during the period.  During the nine months ended September 30, 2009, the Company sold $515.4 million of mortgage loans into the secondary market, as compared to $229.2 million during the comparable period in 2008.

Noninterest Expense - Total noninterest expense increased $2.1 million, or 8.5%, to $27.0 million during the nine months ended September 30, 2009 from $24.9 million during the comparable period in 2008.  The increase was primarily attributable to increased FDIC insurance premiums, including a special assessment charged to income during the second quarter of 2009.

Compensation, payroll taxes and other employee benefit expense increased $524,000, or 4.1%, to $13.3 million during the nine months ended September 30, 2009 compared to $12.8 million during the comparable period in 2008.  This increase resulted primarily from an increase in compensation and payroll taxes and health insurance expense, partially offset by a reduction in expense related to the ESOP.  Due primarily to an increase in loan sales into the secondary market, total compensation, in the form of commissions, and payroll taxes increased $637,000, or 6.4%, to $10.8 million for the nine months ended September 30, 2009 compared to $10.1 million during the comparable period in 2008.  Company paid health insurance expense increased $260,000 to $904,000 during the nine months ended September 30, 2009 compared to $645,000 during the comparable period in 2008.  Partially offsetting the increase in compensation and health insurance expense, ESOP expense decreased $471,000, to $195,000 during the nine months ended September 30, 2009 compared to $666,000 during the comparable period in 2008.  This decrease reflects the decrease in the Company’s average share price during the nine months ended September 30, 2009 compared to the comparable period in 2008.

Real estate owned expense remained constant at $2.8 million for the nine months ended September 30, 2009 and 2008.  Real estate owned expense includes the net gain or loss recognized upon the sale of a foreclosed property, as well as the net operating and carrying costs related to the properties.  During the nine months ended September 30, 2009, net operational expenses increased $321,000 to $2.2 million from $1.8 million during the comparable period in 2008.  The increase in net operational expense compared to the prior period resulted from an increase in the number of foreclosed properties.  The average balance of real estate owned totaled $37.3 million for the nine months ended June 30, 2009 compared to $13.7 million for the nine months ended September 30, 2008.  Net loss recognized on the sale of real estate owned totaled $596,000 during the nine months ended September 30, 2009, compared to a net loss of $915,000 during the comparable period in 2008.

Other noninterest expense increased $1.7 million, or 69.2%, to $4.2 million during the nine months ended September 30, 2009 from $2.5 million during the comparable period in 2008.  The increase resulted primarily from an increase in FDIC deposit insurance premiums.  FDIC insurance premium expense increased $1.7 million to $2.0 million during the nine months ended September 30, 2009 from $319,000 during the comparable period during 2008.  The increase results from both an increase in the premium rate as well as a special assessment totaling $876,000 that was paid on September 30, 2009.

Income Taxes – We recorded an income tax benefit of $5,000 for the nine months ended September 30, 2009.  This total was comprised of a $503,000 benefit recorded in the first quarter of 2009 offset by a $498,000 expense recorded in the second quarter of 2009.  The $503,000 benefit was the result of a Wisconsin state tax law change (retroactive to January 1, 2009) related to the net unrealized loss on securities available for sale owned by the Company’s Nevada subsidiary.  The $498,000 federal tax expense recorded in the second quarter of 2009 was the result of an increase in the deferred tax asset valuation allowance.  During the nine months ended September 30, 2008, we recorded income tax expense of $5.8 million, which was primarily the result of the establishment of deferred tax asset valuation allowances of $16.1 million.

Net Loss - As a result of the foregoing factors, net loss for the nine months ended September 30, 2009 was $5.8 million as compared to a net loss of $30.1 million during the comparable period in 2008.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

General - Net loss for the three months ended September 30, 2009 totaled $3.6 million, or $0.12 for both basic and diluted loss per share compared to net loss of $28.2 million, or $0.92 for both basic and diluted loss per share for the three months ended September 30, 2008.  The three months ended September 30, 2009 generated an annualized loss on average assets of 0.74% and an annualized loss on average equity of 8.31%, compared to an annualized loss on average assets of 5.89% and an annualized loss on average equity of 56.14% for the comparable period in 2008.  The decrease in our net loss in 2009 as compared with 2008 reflects a $14.4 million decrease in the provision for loan losses, an $8.6 million decrease in income tax expense and a $3.4 million increase in noninterest income, partially offset by a $1.1 million decrease in net interest income and a $683,000 increase in noninterest expense.  Loan charge-off activity and specific loan reserves are discussed in additional detail in the Asset Quality section.  The net interest margin for the three months ended September 30, 2009 was 2.46% compared to 2.69% for the three months ended September 30, 2008.

Total Interest Income - Total interest income decreased $3.4 million, or 12.2%, to $24.7 million during the three months ended September 30, 2009 compared to $28.1 million for the three months ended September 30, 2008.

 Interest income on loans decreased $3.2 million, or 12.7%, to $22.0 million for the three months ended September 30, 2009 compared to $25.2 million for the comparable period of 2008.  The decrease resulted primarily from a 59 basis point decrease in the average yield on loans to 5.84% for the three-month period ended September 30, 2009 from 6.43% for the comparable period in 2008.  The decrease in interest income due to the decline in average yield  was compounded by a decrease of $62.2 million, or 4.0%, in the average loan balance to $1.49 billion during the three-month period ended September 30, 2009 from $1.55 billion during the comparable period in 2008.  In addition to the decrease in interest income due to a decline in both average yield and average balance, $1.5 million of the overall decrease compared to the prior year related to interest income recognized on a loan during the nine months ended September 30, 2008 that had previously been recorded on the cost recovery method.  The loan was originated to facilitate the sale of Company owned real estate during 2000 and the $1.5 million represented interest income that was collected but not recognized during the facilitation period.  The loan was paid in full during the third quarter of 2008, which resulted in full recognition of interest collected in prior periods. This transaction had the affect of increasing the average yield on interest earning assets by 38 basis points for the three months ended September 30, 2008.  Unrecognized interest income on non-accrual loans totaled $1.3 million during the three months ended September 30, 2009.  This had the effect of reducing the average yield on loans during the same period by 35 basis points.  Unrecognized interest income on non-accrual loans totaled $1.0 million during the three months ended September 30, 2008 effectively reducing the average yield on loans for that period by 26 basis points.

Interest income from mortgage-related securities decreased $199,000, or 10.4%, to $1.7 million for the three months ended September 30, 2009 compared to $1.9 million for the comparable quarter in 2008.  This was primarily due to a decrease of $16.0 million, or 11.6%, in the average balance of mortgage related securities to $121.8 million for the three months ended September 30, 2009 from $137.9 million during the comparable period in 2008.  The decline in average balance during the three months ended September 30, 2009 reflects a strategic shift in the investment portfolio mix towards more liquid government agency securities and higher yielding municipal debt securities.  The decrease in interest income on mortgage related securities was due to a decline in average balance and was partially offset by a 7 basis point increase in the average yield to 5.60% for the three months ended September 30, 2009 from 5.53% for the comparable period in 2008.

Finally, interest income from debt securities, federal funds sold and short-term investments decreased $27,000, or 2.7%, to $973,000 for the three months ended September 30, 2009 compared to $1.0 million for the comparable period in 2008.  The decrease in interest income was the result of a 121 basis point decrease in the average yield on other earning assets to 1.91% for the three months ended September 30, 2009 from 3.12% for the comparable period in 2008.  The decrease in interest income due to a decrease in average yield was partially offset by an increase in average balance of $75.4 million, or 59.3%, to $202.4 million during the three months ended September 30, 2009 from $127.1 million during the comparable period in 2008.  The Company intends to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on loans and mortgage related securities.  The average balance of debt securities, federal funds sold and short-term investments includes FHLBC stock of $21.7 million and $20.6 million for the three month-periods ended September 30, 2009 and 2008, respectively.  On October 10, 2007, the FHLBC entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, dividend declarations are subject to the prior written approval of the Federal Housing Finance Board.  The FHLBC has not declared a dividend since it entered into the cease and desist order.  At the request of the FHLBC, on July 24, 2008, the Finance Board amended the cease and desist order to allow the FHLBC to redeem incremental purchases of capital stock tied to increased levels of borrowing through advances after repayment of those new advances.

Total Interest Expense - Total interest expense decreased by $2.3 million, or 14.8%, to $13.4 million during the three months ended September 30, 2009 from $15.8 million during the three months ended September 30, 2008.  This decrease was the result of a decrease of 61 basis points in the cost of funds to 3.08% for the three months ended September 30, 2009 from 3.69% for the comparable period ended September 30, 2008, partially offset by an increase of $35.7 million, or 2.1%, in average interest bearing deposits and borrowings outstanding to $1.73 billion for the three months ended September 30, 2009 compared to an average balance of $1.69 billion for the three months ended September 30, 2008.

Interest expense on deposits decreased $2.0 million, or 19.7%, to $8.3 million during the three months ended September 30, 2009 from $10.4 million during the comparable period in 2008.  This was due to a decrease in the cost of average deposits of 81 basis points to 2.76% for the three months ended September 30, 2009 compared to 3.57% for the comparable period during 2008.  The decrease in interest expense attributable to the decrease in the cost of deposits was partially offset by an increase of $43.4 million, or 3.8%, in the average balance of other interest bearing deposits to $1.20 billion during the three months ended September 30, 2009 from $1.15 billion during the comparable period in 2008.  The decrease in the cost of deposits reflects a lower short term interest rate environment in 2009 when compared with 2008 which reflects the Federal Reserve’s reduction of short term interest rates which are typically used by financial institutions in determining the market rate for deposit products.

Interest expense on borrowings decreased $285,000, or 5.3%, to $5.1 million during the three months ended September 30, 2009 from $5.4 million during the comparable period in 2008.  The decrease in interest expense resulted primarily from a 16 basis point decrease in the average cost of borrowings to 3.91% during the three months ended September 30, 2009 from 4.07% during the comparable period in 2008.  The decrease in interest expense also reflects a $2.3 million, or 0.4%, decrease in average borrowings outstanding to $512.0 million during the three months ended September 30, 2009 from $514.3 million during the comparable period in 2008.

Net Interest Income - Net interest income decreased by $1.1 million or 8.8%, to $11.2 million during the three months ended September 30, 2009 as compared to $12.3 million during the comparable period in 2008.  The decrease in net interest income primarily resulted from income recognized on a loan during the three months ended September 30, 2008 that had previously been recorded on the cost recovery method.  The loan was originated to facilitate the sale of Company owned real estate during 2000 and the $1.5 million represented interest income that was collected but not recognized during the facilitation period.  The loan was paid in full during the third quarter of 2008, which resulted in full recognition of interest collected in prior periods.  This transaction had the affect of increasing the average yield on interest earning assets by 38 basis points for the three months ended September 30, 2008. As a result, our interest rate spread decreased 13 basis points to 2.31% for the three month period ended September 30, 2009 from 2.44% for the comparable period in 2008.  The 13 basis point decrease in the interest rate spread resulted from a 74 basis point decrease in the average yield on interest earning assets, which was partially offset by a 61 basis point decrease in the average cost of interest bearing liabilities.  The decrease in net interest income resulting from a decrease in our net interest rate spread was compounded by a decrease in net average earning assets of $38.5 million, or 31.0%, to $85.8 million for the three months ended September 30, 2009 from $124.3 million from the comparable period in 2008.  The decrease in net average earning assets was primarily attributable to an increase in loans transferred to real estate owned.  The average balance of real estate owned totaled $45.7 million for the three months ended September 30, 2009 compared to $19.6 million for the three months ended September 30, 2008.

Provision for Loan Losses – The provision for loan losses decreased $14.4 million, or 62.0%, to $8.9 million during the three months ended September 30, 2009, from $23.3 million during the comparable period in 2008.  While still at a level that exceeds the historical average, the provision for the three months ended September 30, 2009 reflects a decrease in both nonperforming loans and overall delinquent loans compared to the comparable period in 2008.  See the Asset Quality section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $3.4 million to $4.0 million during the three months ended September 30, 2009 from $597,000 during the comparable period in 2008.  The increase resulted primarily from an increase in mortgage banking income and a decrease in impairment losses recognized on securities.  Mortgage banking income increased $1.6 million, or 115.0%, to $2.9 million for the three months ended September 30, 2009, compared to $1.4 million during the comparable period in 2008.  The increase resulted from an increase in mortgage refinancing triggered by a decrease in mortgage interest rates.  During the three months ended September 30, 2009, the Company sold $162.0 million in mortgage loans in the secondary market, as compared to $51.6 million during the comparable period in 2008.  In addition to the increase related to mortgage banking activities, noninterest income was positively affected on a comparative basis due to a reduction in impairment losses.  During the quarter ended September 30, 2008, the Company recognized an other than temporary impairment loss totaling $2.0 million on a collateralized mortgage obligation.  There were no impairment losses in the comparable 2009 period.

Noninterest Expense - Total noninterest expense increased $683,000, or 7.4%, to $9.9 million during the three months ended September 30, 2009 from $9.2 million during the comparable period in 2008.  The increase was primarily attributable to an increase of $427,000 in compensation, payroll taxes and other employee benefits and a $331,000 increase in FDIC insurance premiums.

Compensation, payroll taxes and other employee benefit expense increased $427,000, or 9.5%, to $4.9 million during the three months ended September 30, 2009 compared to $4.5 million during the comparable period in 2008.  This increase resulted primarily from an increase in compensation and payroll taxes.  Due primarily to an increase in loan originations and sales in the secondary market, total compensation expense increased $302,000, or 8.4%, to $3.9 million for the three months ended compared to $3.6 million during the comparable period in 2008.  In addition to an increase in compensation expenses, expense related to the Company’s self funded health insurance plan increased $119,000, or 49.1%, to $361,000 during the three months ended September 30, 2009 compared to $242,000 during the comparable period in 2008.

Real estate owned expense increased $33,000, or 2.1%, to $1.6 million for the three months ended September 30, 2009 compared to $1.5 million during the three months ended September 30, 2008.  Real estate owned expense includes the net gain or loss recognized upon the sale of a real estate property acquired through foreclosure, as well as the net operating and carrying costs related to the properties.  During the three months ended September 30, 2009, net operational expenses decreased $205,000, or 27.2%, to $550,000 from $755,000 during the comparable period in 2008.  Net losses on the sale of real estate owned increased $238,000, or 31.1% to $1.0 million during the three months ended September 30, 2009, compared to $763,000 during the comparable period in 2008.

Other noninterest expense increased $437,000, or 48.8%, to $1.3 million during the three months ended September 30, 2009 from $895,000 during the comparable period in 2008.  The increase resulted primarily from an increase in the FDIC insurance premiums related to deposits.  FDIC insurance premium expense increased $331,000, or 150.0% to $552,000 during the three months ended September 30, 2009 from $221,000 during the comparable period during 2008.

Income Taxes – There was no income tax expense incurred during the three months ended September 30, 2009 due to having previously utilized all net operating loss carry backs.  Income tax expense of $8.6 million was recognized for the three months ended September 30, 2008.  The relationship between pretax loss and income tax expense for the three months ended September 30, 2008 is the result of income tax expense related to net deferred tax asset valuation allowances of $16.1 million.

Net Income - As a result of the foregoing factors, net loss for the three months ended September 30, 2009 was $3.6 million as compared to net a net loss of $28.2 million during the comparable period in 2008.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Total Assets - Total assets increased by $22.5 million, or 1.2%, to $1.91 billion at September 30, 2009 from $1.89 billion at December 31, 2008. The increase in total assets is comprised of increases in cash and cash equivalents of $71.6 million, securities available for sale of $22.8 million, loans held for sale of $20.5 million and real estate owned of $16.3 million.  These increases were partially offset by a decrease in loans receivable of $95.3 million.

Cash and Cash Equivalents – Cash and cash equivalents increased by $71.6 million to $95.4 million at September 30, 2009 from $23.8 million at December 31, 2008.  The increase in cash and cash equivalents reflects the Company’s decision to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on securities and other investments.

Securities Available for Sale – Securities available for sale increased by $22.8 million, or 12.7%, to $202.7 million at September 30, 2009 from $179.9 million at December 31, 2008.  The increase in the available for sale portfolio relates to an increase in government agency and municipal securities.  The $22.8 million increase in securities available for sale was primarily comprised of the reinvestment of $7.4 million of earnings into securities, a $7.5 million reduction in the net unrealized loss and $7.3 million of securities held to maturity reinvested in securities available for sale.

Debt securities increased by $35.6 million to $83.9 million at September 30, 2009 compared to $48.3 million at December 31, 2008.  The increase in debt securities was partially offset by a $12.8 million decrease in mortgage related securities to $118.8 million at September 30, 2009 from $131.5 million as of December 31, 2009.  The shift in the mix of the portfolio towards less volatile, shorter-term debt securities reflects a strategic decision to increase portfolio liquidity.  During the nine months ended September 30, 2009, the Company identified one previously unimpaired available for sale security with a September 30, 2009 fair value of $11.6 million that was determined to be other than temporarily impaired.  As a result of the Company’s analysis, a $6.4 million impairment has been recognized as of September 30, 2009, with respect to this security.  Of the total impairment on this security, $977,000 has been identified as a credit loss and has been recognized as a current year expense.  The remaining $5.4 million impairment (before taxes) is included in other comprehensive income.

Loans Held for Sale – Loans held for sale increased by $20.5 million to $33.5 million at September 30, 2009, from $13.0 million at December 31, 2008.  The increase in loans held for sale resulted primarily from an increase in origination activity driven by a decrease in mortgage interest rates during the current period.

Loans Receivable - Loans receivable decreased $95.3 million, or 6.1%, to $1.46 billion at September 30, 2009 from $1.56 billion at December 31, 2008.  The decrease in loans receivable reflects a decline in loan demand combined with the Company’s more stringent loan underwriting requirements in the current economic environment.  The 2009 decrease in loans receivable was primarily attributable to a $74.9 million decrease in one- to four-family loans and a $48.6 million decrease in land and construction loans, which was partially offset by a $26.4 million increase in over four-family loans.  During the nine-month period ended September 30, 2009, $37.8 million in loans were transferred to real estate owned.

The following table shows loan origination, principal repayment activity, transfers to real estate owned, charge offs and sales during the periods indicated.

	As of or for the		As of or for the
	Nine Months Ended September 30,		Year Ended
	2009	2008	December 31, 2008
	(In Thousands)
Total gross loans receivable and held for sale at
beginning of period	$1,636,277	$1,495,970	1,495,970
Real estate loans originated for investment:
Residential
One- to four-family	20,987	174,973	205,526
Over four-family	53,566	107,833	122,113
Construction and land	4,492	46,677	51,367
Commercial real estate	7,352	13,414	14,876
Home equity	7,781	15,490	20,672
Total real estate loans originated for investment	94,178	358,387	414,554
Consumer loans originated for investment	136	179	280
Commerical business loans originated for investment	8,956	17,906	21,934
Total loans originated for investment	103,270	376,472	436,768

Principal repayments	(154,860)	(181,122)	(228,099)
Transfers to real estate owned	(37,835)	(22,272)	(32,946)
Loan principal charged-off	(12,724)	(21,207)	(25,301)
Net activity in loans held for investment	(102,149)	151,871	150,422

Loans originated for sale	529,415	217,518	255,891
Loans sold	(508,882)	(231,990)	(266,006)
Net activity in loans held for sale	20,533	(14,472)	(10,115)
Total gross loans receivable and held for sale at end of period	$1,554,661	$1,633,369	1,636,277

Real Estate Owned – Total real estate owned increased $16.3 million, or 66.3%, to $41.0 million at September 30, 2009 from $24.7 million at December 31, 2008.  The $16.3 million increase was primarily due to a $4.5 million increase in construction and land properties and a $4.1 million increase in one- to four-family real estate properties.

Deposits – Total deposits decreased $7.8 million, or 0.7%, to $1.19 billion at September 30, 2009 from $1.20 billion at December 31, 2008.  Total time deposits decreased $7.6 million, or 0.7%, to $1.03 billion from $1.04 billion at December 31, 2008.  Time deposits originated through the wholesale market decreased $35.9 million, or 34.4%, to $68.2 million at September 30, 2009 from $104.1 million at December 31, 2008.  Time deposits originated through local retail outlets increased $28.3 million, or 3.0%, to $965.7 million at September 30, 2009 from $937.4 million at December 31, 2008.  The decrease in time deposits originated through the wholesale market was partially offset by an increase in time deposits originated through our local markets.  The shift in the mix of deposits away from the wholesale market is intended to decrease our reliance on this source of funding. Total money market and savings deposits decreased $4.7 million, or 4.7%, to $96.2 million at September 30, 2009 from $100.9 million at December 31, 2008.  Total demand deposits increased $4.5 million, or 8.5%, to $58.0 million at September 30, 2009 from $53.4 million at December 31, 2008.

Borrowings – Total borrowings increased $25.0 million, or 5.1%, to $512.0 million at September 30, 2009 from $487.0 million at December 31, 2008.  Early in 2009 a $25.0 million FHLBC advance was entered into to fund the disbursement of advance payments by borrowers for taxes.  The FHLBC advance matures in January of 2010 and bears an interest rate of 1.29%.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes and insurance increased $22.7 million to $23.5 million at September 30, 2009 from $862,000 at December 31, 2008.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $19.1 million, or 62.8%, to $11.3 million at September 30, 2009 from $30.4 million at December 31, 2008.  The decrease resulted from a $12.8 million decrease in outstanding escrow checks and a $3.3 million decrease in capital lease obligations.  The decrease related to outstanding escrow checks is seasonal.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  These amounts remain classified as other liabilities until paid.  The balance of these outstanding checks was $13,000 at September 30, 2009 and $12.8 million at December 31, 2008.  With respect to the elimination of the capital lease obligation, the Company executed a purchase option of its capital lease on a branch location during March 2009.

Shareholders’ Equity – Shareholders’ equity increased $1.7 million, or 1.0%, to $173.0 million at September 30, 2009 from $171.3 million at December 31, 2008.  The increase was primarily due to a $5.0 million decrease in accumulated other comprehensive loss resulting from an increase in the market value of available for sale securities.  In addition to the decrease in accumulated other comprehensive loss, shareholders’ equity was positively affected by a $811,000 increase in additional paid in capital and a $640,000 decrease in unearned ESOP shares.  The increases in shareholders’ equity were partially offset by an $4.7 million decrease in retained earnings.  The decrease in retained earnings was the result of the net loss of $5.8 million recognized during the nine months ended September 30, 2009, partially offset by a $1.1 million cumulative-effect adjustment for a change in accounting principle.  The cumulative-effect adjustment resulting from the adoption of new guidance impacting ASC Topic 320, Investments – Debt and Equity Instruments, relates to a security that had been deemed other-than-temporarily impaired during the year ended December 31, 2008.  The adjustment was made to reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis as of January 1, 2009, the effective date of the change in accounting principle.

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

	Nine Months Ended September 30,
	2009				2008
	Average Balance	Interest and Dividends		Yield/Cost	Average Balance	Interest and Dividends		Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,533,203	66,348	(1)	5.79%	$1,492,917	69,584	(1)	6.23%
Mortgage related securities(2)	129,337	5,485		5.67	137,942	5,661		5.49
Debt securities (2), federal funds sold and short-term investments	163,772	2,640		2.15	109,965	2,667		3.24
Total interest-earning assets	1,826,312	74,473		5.45	1,740,824	77,912		5.98
Noninterest-earning assets	89,601				79,949
Total assets	$1,915,913				$1,820,773
Interest-bearing liabilities:
Demand and money market accounts	$116,844	298		0.34	$144,037	1,790		1.66
Savings accounts	35,450	140		0.53	25,552	184		0.96
Certificates of deposit	1,056,271	26,969		3.41	925,755	29,797		4.30
Total interest-bearing deposits	1,208,565	27,407		3.03	1,095,344	31,771		3.88
Borrowings	512,183	14,959		3.90	491,986	15,233		4.14
Other interest-bearing liabilities	14,104	128		1.21	19,003	333		2.35
Total interest-bearing liabilities	1,734,852	42,494		3.27	1,606,333	47,337		3.94
Noninterest-bearing liabilities	13,089				13,555
Total liabilities	1,747,941				1,619,888
Equity	167,972				200,883
Total liabilities and equity	$1,915,913				$1,820,771
Net interest income		31,979				30,575
Net interest rate spread (3)				2.18%				2.04%
Net interest-earning assets (4)	$91,460				$134,491
Net interest margin (5)				2.34%				2.35%
Average interest-earning assets to average interest-bearing liabilities				105.27%				108.37%
__________

(1) Includes net deferred loan fee amortization income of $728,000 and $1,306,000 for the nine months ended September 30, 2009 and 2008, respectively.
(2) Average balance of mortgage related and debt securities is based on amortized historical cost.
(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.
______________

	Three Months Ended September 30,
	2009				2008
	Average Balance	Interest and Dividends		Yield/Cost	Average Balance	Interest and Dividends		Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,491,604	21,974	(1)	5.84%	$1,553,779	25,166	(1)	6.43%
Mortgage related securities(2)	121,847	1,721		5.60	137,890	1,921		5.53
Debt securities (2), federal funds sold and short-term investments	202,415	973		1.91	127,061	1,000		3.12
Total interest-earning assets	1,815,866	24,668		5.39	1,818,730	28,087		6.13
Noninterest-earning assets	97,573				84,216
Total assets	$1,913,439				$1,902,946
Interest-bearing liabilities:
Demand and money market accounts	$108,699	69		0.25	$141,052	449		1.26
Savings accounts	43,272	76		0.69	28,157	69		0.98
Certificates of deposit	1,044,787	8,180		3.11	984,109	9,848		3.97
Total interest-bearing deposits	1,196,758	8,325		2.76	1,153,318	10,366		3.57
Borrowings	512,000	5,040		3.91	514,278	5,282		4.07
Other interest-bearing liabilities	21,323	59		1.10	26,822	108		1.59
Total interest-bearing liabilities	1,730,081	13,424		3.08	1,694,418	15,756		3.69
Noninterest-bearing liabilities	12,749				8,784
Total liabilities	1,742,830				1,703,202
Equity	170,609				199,744
Total liabilities and equity	$1,913,439				$1,902,946
Net interest income		11,244				12,331
Net interest rate spread (3)				2.31%				2.44%
Net interest-earning assets (4)	$85,785				$124,312
Net interest margin (5)				2.46%				2.69%
Average interest-earning assets to average interest-bearing liabilities				104.96%				107.34%
__________

(1) Includes net deferred loan fee amortization income of $194,000 and $435,000 for the three months ended September 30, 2009 and 2008, respectively.
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

	Nine Months Ended September 30,			Three Months Ended September 30,
	2009 versus 2008			2009 versus 2008
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable(1) (2)	$1,848	(5,084)	(3,236)	$(979)	(2,213)	(3,192)
Mortgage related securities	(361)	185	(176)	(227)	27	(200)
Other earning assets(3)	1,048	(1,075)	(27)	450	(477)	(27)
Total interest-earning assets	2,535	(5,974)	(3,439)	(756)	(2,663)	(3,419)

Interest expense:
Demand and money market accounts	(287)	(1,205)	(1,492)	(84)	(296)	(380)
Savings accounts	57	(101)	(44)	31	(24)	7
Certificates of deposit	3,862	(6,690)	(2,828)	570	(2,238)	(1,668)
Total interest-bearing deposits	3,632	(7,996)	(4,364)	517	(2,558)	(2,041)
Borrowings	612	(886)	(274)	(23)	(219)	(242)
Other interest bearing liabilities	(72)	(133)	(205)	(19)	(30)	(49)
Total interest-bearing liabilities	4,172	(9,015)	(4,843)	475	(2,807)	(2,332)
Net change in net interest income	(1,637)	3,041	1,404	(1,231)	144	(1,087)

______________
(1)	Includes net deferred loan fee amortization income of $728,000, $1,306,000, $194,000 and $435,000 for the nine and three months ended September 30, 2009 and 2008, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)	Average balance of available for sale securities is based on amortized historical cost.

ASSET QUALITY

The following table summarizes nonperforming loans and assets:

NONPERFORMING ASSETS

	At September 30,	At December 31,
	2009	2008
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$52,211	42,182
Over four-family	29,656	35,787
Construction and land	7,014	18,271
Commercial real estate	2,685	9,325
Home equity	1,094	2,015
Commercial	839	150
Total non-accrual loans	93,499	107,730
Real estate owned
One- to four-family	20,870	16,720
Over four-family	9,959	6,057
Construction and land	5,624	1,094
Commercial real estate	4,541	782
Total real estate owned	40,994	24,653
Total nonperforming assets	$134,493	132,383

Total performing troubled debt restructurings	$31,192	2,409

Total non-accrual loans to total loans receivable	6.38%	6.91%
Total non-accrual loans and performing troubled debt
restructurings to total loans receivable	8.51%	7.06%
Total non-accrual loans to total assets	4.90%	5.71%
Total nonperforming assets to total assets	7.05%	7.02%

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

LOAN DELINQUENCY

	At September 30,	At December 31,
	2009	2008
	(Dollars in Thousands)

Loans past due less than 90 days	33,337	56,013
Loans past due in excess of 90 days	75,127	89,907
Total loans past due	108,464	145,920

Total loans past due to total loans receivable	7.41%	9.36%

Total non-accrual loans decreased by $14.2 million to $93.5 million as of September 30, 2009, compared to $107.7 million as of December 31, 2008.  The ratio of non-accrual loans to total loans at September 30, 2009 was 6.38% compared to 6.91% at December 31, 2008.  The decrease in non-accrual loans was primarily attributable to the transfer of loans to real estate owned upon completion of foreclosure action.  During the nine months ended September 30, 2009, $37.8 million in loans were transferred to real estate owned.  Of the overall $14.2 million decrease in non-accrual loans, $11.3 million relates to a decrease in the construction and land category.  The decrease in this category was attributable to $12.4 million in loans that were transferred to real estate owned during the nine months ended September 30, 2009.  Of the total $12.4 million transferred to real estate owned, $5.8 million worth of that real estate was subsequently sold for approximately $6.0 million.

Of the $93.5 million in total non-accrual loans as of September 30, 2009, $19.7 million related to three borrower relationships involving 15 loans secured by residential and mixed use commercial real estate.  Based upon a review of the underlying collateral, the Company has determined that the value of the properties is not sufficient to allow for the recovery of the outstanding balance.  As a result, $3.8 million in charge-offs has been recorded with respect to these loans and $1.7 million in additional specific reserves has been recorded.  As of September 30, 2009, an additional $21.1 million of nonaccrual loans outstanding is attributable to 145 mortgage loans made to residential real estate investors.  Based upon a review of the underlying collateral, the Company has determined that the value of the properties related to these loans is not sufficient to allow for the recovery of the outstanding balance.  As a result, $3.3 million in charge-offs and $3.3 million in specific reserves have been recorded with respect to this general category of borrowers.  An additional $5.2 million of the September 30, 2009 nonaccrual balance is attributable to two mortgage loans made to real estate developers.  Based upon a review of the underlying collateral, the Company has determined that the value of the properties related to these loans is not sufficient to allow for the recovery of the outstanding balance.  As a result, $1.7 million in charge-offs has been recorded with respect to these borrowers.  Finally, $7.5 million of the overall balance of non-accrual loans relates to seven mortgage loans secured by single family residences located outside of the state of Wisconsin.  Based upon a review of the underlying collateral, the Company has determined that the value of the properties related to these loans is not sufficient to allow for the recovery of the outstanding balance.  As a result, $1.3 million in charge-offs and $435,000 in specific reserves have been recorded with respect to these borrowers.

Total real estate owned increased by $16.3 million, to $41.0 million as of September 30, 2009, compared to $24.7 million as of December 31, 2008.  During the nine months ended September 30, 2009, $37.8 million was transferred from loans to real estate owned upon completion of foreclosure.  During the same period, proceeds from the sale of real estate owned totaled $20.6 million which resulted in a net loss of $596,000.  The Company owned 171 properties as of September 30, 2009, compared to 136 properties at December 31, 2008.  Of this increase, $9.2 million represents properties acquired through foreclosure related to five former borrowers.  The real estate consists of 13 separate properties including residential, commercial, mixed use, residential development and raw land.  The real estate estimated fair values range from a low of $146,000 for a mixed use property to $2.1 million for a commercial property.  An additional $3.9 million of the increase in real estate owned is attributable to four single family residences located outside of the state of Wisconsin.  These properties have estimated fair values ranging from $318,000 to $2.5 million.  Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

A summary of the allowance for loan losses is shown below:

ALLOWANCE FOR LOAN LOSSES

	At or for the Nine Months
	Ended September 30,
	2009	2008
	(Dollars in Thousands)

Balance at beginning of period	$25,167	$12,839
Provision for loan losses	19,055	34,578
Charge-offs:
Mortgage
One- to four-family	9,522	7,154
Over four-family	1,523	7,828
Commercial real estate	676	1,838
Construction and land	638	4,333
Home Equity	604	348
Consumer	2	3
Total charge-offs	12,965	21,504
Recoveries:
Mortgage
One- to four-family	140	155
Over four-family	23	10
Construction and land	77	125
Consumer	1	7
Total recoveries	241	297
Net charge-offs	12,724	21,207
Allowance at end of period	$31,498	$26,210

Ratios:
Allowance for loan losses to non-accrual loans at end of period	33.69%	28.30%
Allowance for loan losses to loans receivable at end of period	2.15%	1.69%
Net charge-offs to average loans outstanding (annualized)	1.11%	1.89%

_______________

Net charge-offs totaled $12.7 million, or 1.11% of average loans for the nine months ended September 30, 2009 on an annualized basis, compared to $21.2 million, or 1.89% of average loans for the comparable period in 2008.  While still at a level that exceeds the Company’s historical average, the decrease in net charge-offs for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is consistent with the decrease in both nonperforming loans and overall delinquent loans period over period.  Of the $12.7 million in net charge-offs for the nine months ended September 30, 2009, $9.4 million related to loans secured by one- to four-family loans.  The majority of charge-offs in this category relate to two borrower types, small real estate investors and out-of-state single family borrowers.  Lending relationships with small real estate investors, whose collateral consists of non-owner occupied one- to four-family properties accounts for $4.9 million of net charge-offs related to one-to four-family loans for the nine months ended September 30, 2009.  An additional $4.1 million of charge-offs relate to borrowers with single family residences located outside of the state of Wisconsin.

The allowance for loan loss totaled $31.5 million or 2.15% of loans outstanding as of September 30, 2009 compared to $25.2 million or 1.61% of loans outstanding as of December 31, 2008.  The $6.3 million increase in the allowance for loan loss primarily results from a decline in the estimated net realizable value of underlying collateral related to both nonperforming and delinquent loans.  Weakness in the residential real estate market is well into its second year and the risk of loss on loans secured by residential real estate remains elevated.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 4.2% and 2.2% for the nine months ended September 30, 2009 and 2008, respectively.  The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets.  We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans.  We also adjust liquidity as appropriate to meet asset and liability management objectives.  The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the Asset/Liability Committee.  Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2009 and 2008, respectively, $95.4 million and $52.1 million of our assets were invested in cash and cash equivalents.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, federal funds purchased and advances from the FHLBC.

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

During the nine months ended September 30, 2009, the collection of principal payment on loans, net of loan originations provided cash flow of $44.7 million.  During the comparable period of the prior year, loan originations, net of collected principal, resulted in the use of $196.9 million in cash.  The decrease in loans receivable is reflective of the general decline in loan demand combined with the Company’s tightened underwriting standards given the current economic environment.  The decrease in the loan portfolio during the nine months ended September 30, 2009 was primarily attributable to a $74.9 million decrease in one- to four-family loans.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.  Deposits decreased by $7.8 million for the nine months ended September 30, 2009 primarily as the result of a $35.9 million reduction in brokered deposits.  At September 30, 2009, brokered deposits totaled $68.2 million or 5.7% of total deposits.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC which provide an additional source of funds.  At September 30, 2009, we had $428.0 million in advances from the FHLBC, of which $53.0 million was due within 12 months.  As an additional source of funds, we also enter into repurchase agreements.  At September 30, 2009, we had $84.0 million in repurchase agreements.  The agreements mature at various times beginning in 2017, however, all are callable quarterly until maturity.

At September 30, 2009, we had outstanding commitments to originate loans of $15.5 million, unfunded commitments under construction loans of $14.0 million, unfunded commitments under business lines of credit of $10.8 million and unfunded commitments under home equity lines of credit and standby letters of credit of $30.9 million.  At September 30, 2009, certificates of deposit scheduled to mature in one year or less totaled $936.3 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets.  However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed.  Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

On September 29, 2009, the Federal Deposit Insurance Corporation issued a proposed rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  Under the proposed rule, this pre-payment would be due on December 31, 2009.  Under the proposed rule, the assessment rate for the fourth quarter of 2009 and for 2010 would be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional 3 basis points.  In addition, each institution’s base assessment rate for each period would be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes that as of September 30, 2009, the Bank met all capital adequacy requirements to which it is subject.  On November 18, 2008, WaterStone Bank entered into an informal agreement with its federal and state bank regulators whereby it has agreed to maintain a minimum Tier I capital ratio of 8.00% and a minimum total risk based capital ratio of 10.00%.  At September 30, 2009 these higher capital requirements were satisfied.  Banking regulators can take actions at any time which could include raising minimum capital amounts.  Noncompliance with such actions can result in more severe restrictions and civil money penalties.  While formal enforcement actions taken by banking regulators are publicly disclosed, applicable law prohibits disclosure of specific examination findings by a financial institution.

As of September 30, 2009 the most recent notification from the Federal Deposit Insurance Corporation categorized WaterStone Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” WaterStone Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below.

As a state-chartered savings bank, WaterStone Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.

The actual capital amounts and ratios for WaterStone Bank as of September 30, 2009 are presented in the table below:

	September 30, 2009
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
WaterStone Bank
Total capital (to risk-weighted assets)	$181,723	13.86%	$104,913	8.00%	$131,142	10.00%
Tier I capital (to risk-weighted assets)	165,805	12.64%	52,457	4.00%	78,685	6.00%
Tier I capital (to average assets)	165,805	8.69%	76,316	4.00%	95,395	5.00%
State of Wisconsin capital required (to total assets)	165,805	8.72%	114,056	6.00%	N/A	N/A
_____________

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of September 30, 2009 and the respective maturity dates.

Contractual Obligations
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Deposits without a stated maturity (5)	$154,189	154,189	-	-	-
Certificates of deposit (5)	1,033,936	936,334	89,038	8,564	-
Federal Home Loan Bank advances (1)	428,000	53,000	25,000	-	350,000
Repurchase agreements (2)(5)	84,000	-	-	-	84,000
Operating leases (3)	55	55	-	-	-
State income tax obligation (4)	1,242	1,242	-	-	-
Salary continuation agreements	1,825	576	442	340	467
	$1,703,247	1,145,396	114,480	8,904	434,467

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
(5)   Excludes interest.

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of September 30, 2009.

Other Commitments
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$15,512	15,512	-	-	-
Unused portion of home equity lines of credit (2)	29,752	29,752	-	-	-
Unused portion of business lines of credit	10,830	10,830	-	-	-
Unused portion of construction loans (3)	14,005	14,005	-	-	-
Standby letters of credit	1,157	917	240	-	-
Total Other Commitments	$71,256	71,016	240	-	-

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

Income Simulation.  Simulation analysis is used to estimate our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates could have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation used projected repricing of assets and liabilities at September 30, 2009 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions can have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage-related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the expected average lives of our assets tend to lengthen more than the expected average lives of our liabilities and, therefore, negatively impact net interest income and earnings.

Percentage Increase (Decrease) in Estimated Annual Net Interest Income Over 24 Months

300 basis point increase in rates	(3.27%)
200 basis point increase in rates	(0.79%)
100 basis point increase in rates	0.12%
100 basis point decrease in rates	(2.52%)
200 basis point decrease in rates	(4.56%)
300 basis point decrease in rates	(21.24%)

WaterStone Bank’s Asset/Liability policy limits projected changes in net average annual interest income to a maximum variance of (10%) to (50%) for various levels of interest rate changes measured over a 24-month period when compared to the flat rate scenario.  In addition, projected changes in the capital ratio are limited to (0.15%) to (1.00%) for various levels of changes in interest rates when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  Because our balance sheet is slightly liability sensitive, net interest income is expected to decline proportionately with increased interest rates.  However, due to the historically low short-term current interest rate environment and related low cost of deposits, significant declines in interest rates do not result in a proportionate decline in the cost of deposits even though deposit liabilities reprice slightly faster than do loans.  At September 30, 2009, a 100 basis point immediate and instantaneous increase in interest rates had the effect of increasing estimated net interest income by 0.12% while a 100 basis point decrease in rates had the affect of decreasing estimated net interest income by 2.52%.  At September 30, 2009, a 100 basis point immediate and instantaneous increase in interest rates had no effect on the estimated return on assets while a 100 basis point decrease in rates had the effect of decreasing the estimated return on assets by 0.07%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At September 30, 2009, we believe that any liability arising from the resolution of any pending legal proceedings will not be material to our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2008, we set forth the following additional risk factor.

The Company Operates in a Highly Regulated Environment and is Subject to Supervision and Examination by Various Regulatory Agencies

As a savings bank holding company, the Company is regulated by the Office of Thrift Supervision, and the Bank is regulated separately by various federal and state banking regulators.  This regulation is primarily intended to protect the Bank’s customers and their deposits rather than the Company’s shareholders.  In addition, the Company’s common stock is registered under the Exchange Act and it is subject to regulation by the Securities and Exchange Commission and to public reporting requirements.

Under applicable laws, the Office of Thrift Supervision, the FDIC, as the Bank’s primary federal regulator and deposit insurer, and the Wisconsin Department of Financial Institutions as the Bank’s chartering authority, have the ability to impose sanctions, restrictions and requirements on the Company and on the Bank if they determine, upon examination or otherwise, violations of laws with which the Company and the Bank must comply, or weaknesses or failures with respect to general standards of safety and soundness.  Banking regulators can take actions at any time which could have an adverse impact on the Company and on the Bank.  These actions could include raising minimum capital amounts, restricting growth or other actions.  Noncompliance can result in more severe restrictions and civil money penalties.  While formal enforcement actions taken by banking regulators are publicly disclosed, applicable law prohibits disclosure of specific examination findings by a financial institution.

Challenges Posed by The Current Operating Environment

The Company is operating in a difficult and uncertain economic environment which presents greater challenges in increasing capital levels.  Options normally available to increase capital levels such as issuing common or preferred stock or borrowing funds at cost effective rates may not be available.  Sales of either fixed assets or pools of loans forced by an immediate need to increase capital may also result in a negative impact to the Company.  In addition to the deteriorating credit quality due to the economic downturn and contraction of the U.S. real estate market which have been reflected in higher provision for loan losses and loan charge-offs, these same trends may also cause valuation changes and losses in other balance sheet items, most notably the investment portfolio.  All of these factors have reduced the Company’s capital levels over the past 18 months and may continue to do so in future periods.

Item 6. Exhibits

    (a) Exhibits: See Exhibit Index, which follows the signature page hereof.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: November 6, 2009
/s/Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer
Date: November 6, 2009
/s/ Richard C. Larson
Richard C. Larson
Chief Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended September 30, 2009

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