Form 10-K
period 2009-12-31
WATERSTONE FINANCIAL INC
filed 2010-03-16
CIK 1329517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

F O R M 1 0 - K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted  on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes	*	No	*

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act

Large accelerated filer	*	Accelerated filer	☑	Non-accelerated filer	*	Smaller Reporting Company	*

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).

Yes	*	No	☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2009, as reported by the NASDAQ Capital Market® was approximately $92.8 million.

As of February 28, 2010, 31,250,097 shares of the Registrant’s Common Stock were validly issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K Into Which
Document	Portions of Document are Incorporated
Proxy Statement for Annual Meeting of	Part III
Shareholders on May 11, 2010

WATERSTONE FINANCIAL, INC.

FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2009

Part 1

Waterstone Financial, Inc. and its subsidiaries, including WaterStone Bank, SSB, are referred to herein as the “Company,” “Waterstone Financial,” or “we.”

Item 1.   Business

Introduction

Waterstone Financial, Inc. was formed in October 2005 as the mid-tier stockholding company subsidiary of Lamplighter Financial, MHC, as part of the reorganization of WaterStone Bank into mutual holding company form.  WaterStone Bank was converted from a mutual to a stock savings bank as part of our reorganization.  In connection with the reorganization, the Company sold 30% of its common stock in a subscription offering, contributed 1.65% of its common stock to a charitable foundation, and issued the remaining 68.35% of its common stock to Lamplighter Financial, MHC.  As a result of the reorganization, the Company owns all of the stock of WaterStone Bank and Lamplighter Financial, MHC owned 68.35% of the common stock of the Company.  In this report, we refer to WaterStone Bank, both before and after the reorganization, as “WaterStone Bank” or the “Bank.”

On September 28, 2007, the Company completed its charter conversion to change the Company’s charter from a Wisconsin corporation to that of a federal corporation regulated exclusively by the Office of Thrift Supervision (the “OTS”).  Similarly, the Company’s mutual holding company parent, Lamplighter Financial, MHC (the “MHC”), also completed its charter conversion to change the MHC’s charter from a Wisconsin chartered mutual holding company to a federally chartered mutual holding company regulated exclusively by the OTS.  WaterStone Bank continues to be a Wisconsin chartered savings bank.  On May 19, 2008, our subsidiary bank changed its name to WaterStone Bank.

Pursuant to the plan of charter conversion, each outstanding share of common stock, par value $.01 per share of the Company as a Wisconsin corporation, became by operation of law, one share of common stock, par value $.01 per share of the Company as a federal corporation.

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

In 2009, the Company consented to a Cease and Desist Order ("Order") issued by its primary regulator, the Office of Thrift Supervision.  The specifics of the Order are described in detail on page 34 of this Form 10-K and in a Form 8-K filed with the SEC on November 27, 2009.

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

Cautionary Factors

This Form 10-K contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management.  Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as in oral presentations.  When used in written documents or oral statements, the words "anticipate," "believe," "estimate," "expect," "objective" and similar expressions and verbs in the future tense, are intended to identify forward-looking statements.  The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected.  In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:
•	adverse changes in real estate markets;
•	adverse changes in the securities markets;
•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	inflation and changes in interest rates that reduce our margins or reduce the fair value of financial instruments;
•	legislative or regulatory changes that adversely affect our business;
•	our ability to maintain higher regulatory capital levels as imposed by federal and state regulators;
•	our ability to maintain adequate levels of liquidity given regulatory limits on sources of funding and rates that can be paid for funding;
•	our ability to enter new markets successfully and to take advantage of growth opportunities;
•	significantly increased competition among depository and other financial institutions;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and
•	changes in consumer spending, borrowing and savings habits.

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

     We invest those deposits, together with funds generated from operations, primarily in residential real estate mortgage loans. At December 31, 2009, residential real estate mortgage loans comprised 88.6% of our total loans receivable. On that same date, our residential mortgage loan portfolio was comprised of first mortgage loans secured by one-to four-family residences (46.3%), and over four-family residences (36.5%).  The remainder of our residential mortgage loans consisted of home equity loans and lines of credit (5.8%) secured by a junior position on one-to four-family residences. The remainder of our loans receivable consists of construction and land mortgages, commercial mortgages, commercial business loans and consumer loans.

     Our revenues are derived principally from interest on loans and securities. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

Business Strategy

     Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing a complete range of banking products and services available through multiple delivery channels. Our principal business activity historically has been the origination of residential mortgage loans, including over four-family properties. In 2007, we added additional business loan and deposit products and expanded our consumer loan product base.  There can be no assurances that we will successfully implement our business strategy.

     Elements of our business strategy are as follows:

•
Improve Asset Quality.  By all measures, our asset quality has deteriorated over the past three years.  We have taken a number of significant steps to improve our underwriting of loans and monitoring asset quality.  We identified the weaknesses in our loan underwriting standards and procedures in the fourth quarter of 2005.  In 2006, we rewrote our underwriting policies, strengthened our underwriting and administration standards and implemented an officers’ loan committee for review and approval of all loans in excess of $500,000.  We hired senior loan officers experienced in systematically identifying, objectively evaluating and documenting good credit risks.  In 2007, we added an independent loan underwriting function for all residential loans and a loan review function to ensure that newly implemented controls and safeguards are uniformly implemented and applied.  We also expanded our collections staff and upgraded our information management systems to reduce the number of past-due loans that become chronically delinquent.   In 2008, we hired a Chief Credit Officer (CCO) and moved the credit analysis and loan review functions to a newly formed credit department headed by the CCO.  The CCO reports directly to the Chief Executive Officer.  Notwithstanding the forgoing, in the current distressed economic environment at December 31, 2009 non-performing loans totaled $75.3 million, or 5.3% of total loans and real estate owned totaled $50.9 million.  During the year ended December 31, 2009, net charge-offs totaled $23.4 million.

•
Capital Maintenance. Given the continuing weakness in our local and national economies, it is imperative that the Company maintain its current level of capital strength.  Continuing loan losses have eroded total shareholders’ equity by 16.5% since December 31, 2007.  The Company will continue reducing total assets during the year ending December 31, 2010 in order to maintain or increase the 9.02% equity to total assets ratio that existed as of December 31, 2009.

•
Remaining a Community-Oriented Institution. We were established in Wauwatosa, Wisconsin, a suburb of Milwaukee, in 1921, and have been operating continuously since that time. We have been, and continue to be, committed to meeting the financial needs of the communities we serve, and we are dedicated to providing quality personal service to our customers.

•
Continuing Emphasis on Residential Real Estate Lending. We offer long-term, fixed-rate loans and indexed, adjustable mortgage loans to our owner-occupied residential mortgage customers. We intend to continue our emphasis on the origination of residential real estate loans, especially over four-family loans. Current loans-to-one borrower limitations cap the amount of credit that we can extend to a single or affiliated group of borrowers at 15% of WaterStone Bank’s capital.

•
Expansion of Product Offerings.  Beginning in 2007, the Bank began offering variable rate, indexed residential mortgage loan and long-term fixed rate residential mortgage loans.  Expanded on-line banking and other forms of electronic banking have also provided the opportunity to add more commercial transaction accounts to our funding mix.

Competition

     We face competition within our market area both in making real estate loans and attracting deposits. The Milwaukee-Waukesha-West Allis metropolitan statistical area has a high concentration of financial institutions including large commercial banks, community banks and credit unions. As of June 30, 2009, based on the FDIC’s annual Summary of Deposits Report, we had the sixth largest market share in our metropolitan statistical area representing 2.5% of all deposits.

     Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from money market funds, brokerage firms, and mutual funds. Our primary focus is to build and develop profitable consumer and commercial customer relationships while maintaining our role as a community bank.

Market Area

     The Bank’s market area is broadly defined as the Milwaukee, Wisconsin metropolitan market which is geographically located in the southeast corner of the state.  More specifically, our primary market area is Milwaukee and Waukesha counties and the five surrounding counties of Ozaukee, Washington, Jefferson, Walworth and Racine.  The Bank has four branch offices in Milwaukee County, three branch offices in Waukesha County and one branch office in Washington County.  At June 30, 2009, 44.4% of deposits in the state of Wisconsin were located in the seven County metropolitan Milwaukee market.

     Our primary market area for deposits includes the communities in which we maintain our banking office locations. Our primary lending market area is broader than our primary deposit market area and includes all of the primary market area noted above but extends further west to the Madison, Wisconsin market and further north to the Appleton and Green Bay, Wisconsin markets.  In addition, our mortgage banking operation has twelve offices in Wisconsin, three offices in each of Idaho and Illinois, two offices in Florida and one office in each of Arizona and Minnesota.

Lending Activities

     The scope of the discussion included under “Lending Activities” is limited to lending operations related to loans originated for investment.  A discussion of the lending activities related to loans originated for sale is included under “Mortgage Banking Activities.”

      Historically, our principal lending activity has been originating mortgage loans for the purchase or refinancing of residential real estate. Generally, we retain the loans that we originate which we refer to as loans originated for investment. One- to four-family residential mortgage loans represented $681.6 million, or 46.3%, of our total loan portfolio at December 31, 2009.  Over four-family residential mortgage loans represented $536.7 million, or 36.5%, of our total loan portfolio at December 31, 2009. We also offer construction and land loans, commercial real estate loans, home equity lines of credit and commercial loans. At December 31, 2009, construction and land loans, commercial real estate loans, home equity loans and commercial business loans totaled $69.8 million, $48.9 million, $86.0 million and $48.1 million or 4.7%, 3.3%, 5.8% and 3.3%, respectively, of our total loan portfolio.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total portfolio at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans:
Real estate loans:
One- to four-family	$681,578	46.31%	$790,486	48.70%	$672,362	45.64%	638,089	44.17%	$649,996	46.66%
Over four-family	536,731	36.47%	512,746	31.59%	477,766	32.45%	492,693	34.10%	456,686	32.78%
Construction and land	69,814	4.74%	131,840	8.12%	156,289	10.61%	168,605	11.67%	157,861	11.33%
Commercial	48,948	3.33%	55,193	3.40%	51,983	3.53%	51,062	3.53%	35,196	2.53%
Home equity	85,964	5.84%	89,648	5.52%	85,954	5.84%	91,536	6.34%	93,230	6.69%
Commercial business	48,094	3.27%	43,006	2.65%	28,222	1.92%	2,657	0.18%	-	-
Consumer	619	0.04%	365	0.02%	286	0.01%	141	0.01%	127	0.01%

Total loans	$1,471,748	100.00%	1,623,284	100.00%	1,472,862	100.00%	1,444,783	100.00%	1,393,096	100.00%

Undisbursed loan proceeds	(49,818)		(61,192)		(67,549)		(67,390)		(82,712)

Net deferred loan fees and premiums	(1,920)		(2,334)		(3,265)		(4,486)		(4,366)
Allowance for loan losses	(28,494)		(25,167)		(12,839)		(7,195)		(5,250)

Loans, net	$1,391,516		$1,534,591		$1,389,209		$1,365,712		$1,300,768

Loan Portfolio Maturities and Yields. The following table summarizes the final maturities of our loan portfolio at December 31, 2009.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.  Maturities are based upon the final contractual payment dates and do not reflect the impact of prepayments and scheduled monthly payments that will occur.

	One- to four-family		Over four-family		Construction and Land		Commercial Real Estate
		Weighted		Weighted		Weighted		Weighted
Maturity Date	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
Jan 1, 2010 – Dec 31, 2010	$44,360	6.75%	$47,232	6.41%	$31,336	5.04%	$6,145	7.74%
Jan 1, 2011 – Dec 31, 2011	49,888	6.49%	67,565	6.28%	16,410	6.25%	5,525	6.12%
Jan 1, 2012 – Dec 31, 2012	48,953	6.66%	61,119	6.36%	1,751	6.44%	7,356	6.31%
Jan 1, 2013 – Dec 31, 2013	2,920	7.01%	30,428	6.28%	39	6.50%	4,590	6.05%
Jan 1, 2014 – Dec 31, 2014	4,909	6.19%	9,400	6.22%	582	4.61%	897	6.19%
Jan 1, 2015 and thereafter	530,548	6.01%	320,987	6.10%	19,696	5.80%	24,435	6.45%

Total	$681,578	6.14%	$536,731	6.19%	$69,814	5.57%	$48,948	6.51%

	Home Equity		Commercial Business		Consumer		Total
		Weighted		Weighted		Weighted		Weighted
Maturity Date	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
Jan 1, 2010 – Dec 31, 2010	$30,978	5.20%	$28,087	4.84%	$287	5.72%	$188,425	5.87%
Jan 1, 2011 – Dec 31, 2011	8,796	4.58%	2,267	5.29%	25	6.69%	150,476	6.23%
Jan 1, 2012 – Dec 31, 2012	7,888	4.80%	6,270	6.97%	38	7.46%	133,375	6.41%
Jan 1, 2013 – Dec 31, 2013	13,568	4.35%	7,234	6.22%	65	6.46%	58,844	5.85%
Jan 1, 2014 – Dec 31, 2014	6,327	3.90%	2,804	6.11%	204	6.00%	25,123	5.58%
Jan 1, 2015 and thereafter	18,407	4.77%	1,432	6.37%	-	-	915,505	6.02%

Total	$85,964	4.78%	$48,094	5.47%	$619	6.04%	$1,471,748	6.04%

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2009 that are contractually due after December 31, 2010.

	Due After December 31, 2010
	Fixed	Variable	Total
	(In Thousands)
Real estate loans:
Mortgage loans
One- to four-family	$11,899	$625,319	$637,218
Over four-family	27,663	461,836	489,499
Construction and land	12,827	25,651	38,478
Commercial	14,265	28,538	42,803
Home equity	2,853	52,133	54,986
Commercial	16,604	3,403	20,007
Consumer	332	-	332

Total loans	$86,443	$1,196,880	$1,283,323

One- to Four-Family Residential Mortgage Loans.  WaterStone Bank’s primary lending activity is originating residential mortgage loans secured by properties located in Milwaukee and surrounding counties.  One- to four-family residential mortgage loans totaled $681.6 million, or 46.3% of total loans at December 31, 2009.  One- to four-family residential mortgage loans originated for investment during the year ended December 31, 2009 totaled $25.7 million, or 19.9% of all loans originated.  Our one- to four-family residential mortgage loans have fixed and adjustable rates.  Our variable-rate mortgage loans generally provide for maximum rate adjustments of 100 basis points per adjustment, with a lifetime maximum adjustment of up to 300 basis points, regardless of the initial rate.  Our variable-rate mortgage loans typically amortize over terms of up to 30 years.  Portfolio one- to four-family loans at December 31, 2009 are variable rate loans but are not necessarily indexed.  They are adjustable semi-annually at our discretion with the limits noted above.  The Company does not and has never offered residential mortgage loans specifically designed for borrowers with sub-prime credit scores, including Alt-A and negative amortization loans.  Further, prior to 2007, we did not offer indexed, variable-rate loans other than home equity lines of credit and we have never offered “teaser rate” first mortgage products.  As a result, our borrowers do not face automatic mortgage rate increases at the end of an initial period.

Variable rate mortgage loans can decrease the interest rate risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower.  At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of variable rate mortgage loans in decreasing the risk associated with changes in interest rates may be limited during periods of rapidly rising interest rates.  Moreover, during periods of rapidly declining interest rates the interest income received from the adjustable rate loans can be significantly reduced, thereby adversely affecting interest income.

All residential mortgage loans that we originate include "due-on-sale" clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.  We also require homeowner's insurance and where circumstances warrant, flood insurance on properties securing real estate loans.  The average single family first mortgage loan balance was $208,000 and the highest outstanding balance was $4.8 million on December 31, 2009.  The average two- to four-family first mortgage loan balance was $142,000 on December 31, 2009 and the highest outstanding balance was $4.4 million.

Over Four-family Real Estate Loans.  Over four-family loans totaled $536.7 million, or 36.5% of total loans at December 31, 2009.  Over four-family loans originated during the year ended December 31, 2009 totaled $66.7 million or 51.7% of all loans originated for investment.  These loans are generally secured by properties located in our primary market area.  Our over four-family real estate underwriting policies generally provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided the loan complies with our current loans-to-one borrower limit.  Over four-family real estate loans are offered with interest rates that are fixed for periods of up to five years or are variable and either adjust based on a market index or at our discretion.  Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 30-year amortization period.  In reaching a decision on whether to make an over four-family real estate loan, we consider gross revenues and the net operating income of the property, the borrower's expertise and credit history, business cash flow, and the appraised value of the underlying property.  In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants.  We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times.  Generally, over four-family loans made to corporations, partnerships and other business entities require personal guarantees by the principals and by the owners of 20% or more of the borrower.

An over four-family borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide updated financial statements and federal tax returns annually.  These requirements also apply to all guarantors on these loans.  We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average outstanding over four-family mortgage loan balance was $613,000 on December 31, 2009 with the largest outstanding balance at $9.8 million.  At December 31, 2009, our largest exposure to one borrower or to a related group of borrowers was $20.9 million, and consisted of six separate loans on residential properties with over four units.  The largest loan in the group is a loan with a December 31, 2009 outstanding balance of $6.5 million secured by a 112 unit apartment building.

Loans secured by over four-family real estate generally involve larger principal amounts and greater risk than owner-occupied, one- to four-family residential mortgage loans.  Because payments on loans secured by over four-family properties often depend on the successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Residential Construction and Land Loans.  We originate construction loans to individuals and contractors for the construction and acquisition of single and multi-family residences.  At December 31, 2009, construction mortgage loans totaled $69.8 million, or 4.7%, of total loans.  Construction and land loans originated during the year ended December 31, 2009 totaled $7.9 million, or 6.1% of all loans originated for investment.  At December 31, 2009, the unadvanced portion of these construction loans totaled $7.9 million.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months although our policy is to consider construction periods as long as 12 months or more.  At the end of the construction phase, the construction loan converts to a longer term mortgage loan.  Construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance if the loan balance exceeds 80% of the lesser of the appraised value or sales price of the secured property.  The average outstanding construction loan balance totaled $791,000 on December 31, 2009 and ranged from $35,000 to $4.4 million. The average outstanding land loan balance was $301,000 on December 31, 2009 with the largest outstanding balance at $10.0 million.

Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser.  We also review and inspect each property before disbursement of funds during the term of the construction loan.  Loan proceeds are disbursed after inspection based on the percentage of completion method.

Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions.  If the estimate of construction cost is inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property.  Additionally, if the estimate of value is inaccurate, we may be confronted with a project, when completed, with a value that is insufficient to ensure full repayment of the loan.

Commercial Real Estate Loans. Commercial real estate loans totaled $48.9 million at December 31, 2009, or 3.3% of total loans, and are made up of loans secured by office and retail buildings, churches, restaurants, other retail properties and mixed use properties.  Commercial real estate loans originated during the year ended December 31, 2009 totaled $7.4 million, or 5.7% of all loans originated for investment.  These loans are generally secured by property located in our primary market area.  Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property.  Commercial real estate loans are offered with interest rates that are fixed up to five years or are variable and either adjust based on a market index or at our discretion.  Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 30-year amortization period.   In reaching a decision on whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower's expertise and credit history, business cash flow, and the appraised value of the underlying property.  In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants.  We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times.  Environmental surveys are required for commercial real estate loans when environmental risks are identified.  Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and by the owners of 20% or more of the borrower.

A commercial borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide annually updated financial statements and federal tax returns.  These requirements also apply to all guarantors on these loans.  We also require borrowers to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average commercial real estate loan in our portfolio at December 31, 2009 was $465,000 with the largest outstanding balance at $3.8 million.

Home Equity Loans. We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied and non-owner occupied one- to four-family residences.  Home equity loans and lines originated during the year ended December 31, 2009 totaled $8.5 million, or 6.6% of all loans originated for investment.  At December 31, 2009, outstanding home equity loans and equity lines of credit totaled $86.0 million, or 5.8% of total loans outstanding.  At December 31, 2009, the unadvanced amounts of home equity lines of credit totaled $28.4 million.  The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan.  Home equity loans are offered with adjustable rates of interest and with terms up to 10 years.  The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to 90% when combined with the first security lien, if applicable.  Our home equity lines of credit have ten-year terms and adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal.  Interest rates on home equity lines of credit are generally limited to a maximum rate of 18%.  The average outstanding home equity loan balance was $48,000 at December 31, 2009 with the largest outstanding balance at $1.2 million.

Commercial Loans. Commercial loans originated during the year ended December 31, 2009 totaled $12.6 million, or 9.8% of all loans originated.  Commercial loans totaled $48.1 million at December 31, 2009, or 3.3% of total loans, and are made up of loans secured by accounts receivable, inventory, equipment and real estate.  These loans are generally made to borrowers that are located in our primary market area.  Working capital lines of credit are granted for the purpose of carrying inventory and accounts receivable or purchasing equipment.  These lines require that certain working capital ratios must be maintained and are monitored on a monthly or quarterly basis.  Working capital lines of credit are short-term loans with variable interest rates.  Outstanding balances fluctuate up to the maximum commitment amount based on fluctuations in the balance of the underlying collateral.  Personal property loans secured by equipment are considered commercial business loans and are generally made for terms of up to 84 months and for up to 80% of the value of the underlying collateral.  Interest rates on equipment loans may be either fixed or variable.  Commercial business loans are generally variable rate loans with initial fixed rate periods of up to five years.  These loans generally amortize over 15 to 25 years.  Small Business Administration participation is available to qualifying borrowers on all types of commercial business loans.

A commercial borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  The average outstanding commercial loan at December 31, 2009 was $227,000 with the largest outstanding balance at $2.7 million.

The following table shows loan origination, principal repayment activity, transfers to real estate owned, charge offs and sales during the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)

Total loans at beginning of year	$1,636,277	$1,495,970	$1,450,170
Mortgage loans originated for investment:
Residential
One- to four-family	25,660	205,526	65,851
Over four-family	66,657	122,113	64,857
Construction and land	7,914	51,367	33,705
Commercial	7,352	14,876	13,494
Home equity	8,491	20,672	15,886
Total mortgage loans originated for investment	116,074	414,554	193,793

Consumer loans originated for investment	180	280	157
Commercial loans originated for investment	12,640	21,934	25,229
Total loans originated for investment	128,894	436,768	219,179
Other loans – net activity			-
Principal repayments	(202,722)	(228,099)	(171,592)
Transfers to real estate owned	(54,072)	(32,946)	(13,455)
Loan principal charge-off	(23,636)	(25,301)	(6,053)
Net activity in loans held for investment	(151,536)	150,422	28,079

Loans originated for sale	739,151	255,891	242,120
Loans sold	(707,092)	(266,006)	(224,399)
Net activity in loans held for sale	32,059	(10,115)	17,721

Total loans receivable and held for sale at end of period	$1,516,800	$1,636,277	$1,495,970
                                       _____________

Origination and Servicing of Loans.  All loans originated by us are underwritten pursuant to internally developed policies and procedures.  While we generally underwrite loans to Freddie Mac and Fannie Mae standards, due to several unique characteristics, our loans originated prior to 2008 do not conform to the secondary market standards.  The unique features of these loans include: interest payments in advance of the month in which they are earned, discretionary rate adjustments that are not tied to an independent index and pre-payment penalties.

Exclusive of our mortgage banking operations, we generally retain in our portfolio a significant majority of the loans that we originate.  At December 31, 2009, WaterStone Bank was servicing loans sold in the amount of $4.7 million.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

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

Loan officers are authorized to approve and close any loan that qualifies under WaterStone Bank underwriting guidelines within the following lending limits:

•
A secured one- to four-family mortgage loan up to $500,000 for a borrower with total outstanding loans from the Bank of less than $1,000,000 that is independently underwritten can be approved by select loan officers.

•	A loan up to $500,000 for a borrower with total outstanding loans from the Bank of less than $500,000 can be approved by select commercial loan officers.
•	Any secured mortgage loan ranging from $500,001 to $2,999,999 or any new loan to a borrower with outstanding loans from the Bank exceeding $1,000,000 must be approved by the Officer Loan Committee.
•
Any loan for $3,000,000 or more must be approved by the Officer Loan Committee and the board of directors prior to closing.  Any new loan to a borrower with outstanding loans from the Bank exceeding $10,000,000 must be approved by the board of directors prior to closing.

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

All loans are reviewed on a regular basis, and such loans are placed on non-accrual status when they become more than 90 or more days delinquent.  When loans are placed on non-accrual status, unpaid accrued interest is reversed, and further income is recognized only to the extent received.

Non-Performing Assets.  Non-performing assets consist of non-accrual loans and other real estate owned.  Loans are generally placed on non-accrual status when contractually past due 90 days or more as to interest or principal payments.  Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectibility of principal or interest on loans, management may place such loans on non-accrual status immediately, rather than waiting until the loan becomes 90 days past due. At that time, previously accrued and uncollected interest on such loans is reversed and additional income is recorded only to the extent that payments are received and the collection of principal is reasonably assured.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

The table below sets forth the amounts and categories of our non-accrual loans and real estate owned at the dates indicated.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$45,988	$42,182	$32,587	$12,044	$8,766
Over four-family	16,683	35,787	38,218	8,384	6,703
Construction and land	6,269	18,271	3,855	7,664	1,360
Commercial real estate	2,773	9,325	4,358	357	962
Home equity	1,159	2,015	1,332	439	274
Commercial	2,441	150	-	-	-
Consumer	-	-	-	-	-
Total non-accrual loans	75,313	107,730	80,350	28,888	18,065

Real estate owned
One- to four-family	27,016	16,720	4,988	404	215
Over four-family	8,824	6,057	755	-	-
Construction and land	10,458	1,094	2,619	116	-
Commercial real estate	4,631	782	181	-	-
Total real estate owned	50,929	24,653	8,543	520	215

Total non-performing assets	$126,242	$132,383	$88,893	$29,408	$18,280

Total performing troubled debt restructurings	$42,730	$2,409	$2,228	$-	$-

Total non-accrual loans to total loans, net	5.30%	6.91%	5.73%	2.10%	1.39%
Total non-accrual loans and performing troubled
debt restructurings to total loans receivable	8.31%	7.06%	5.89%	2.10%	1.39%
Total non-accrual loans to total assets	4.03%	5.71%	4.70%	1.75%	1.20%
Total non-performing assets to total assets	6.76%	7.02%	5.20%	1.78%	1.21%
______________________________

Total non-accrual loans decreased by $32.4 million to $75.3 million as of December 31, 2009 compared to $107.7 million as of December 31, 2008.  The ratio of non-accrual loans to total loans was 5.30% at December 31, 2009 compared to 6.91% at December 31, 2008.  The $32.4 million decrease in nonaccrual loans during the year ended December 31, 2009 resulted from $54.1 million in transfers to real estate owned (net of charge-offs), $22.1 million in loans that returned to accrual status, $14.9 million in charge-offs and $3.8 million in loans that were paid in full.  The decrease in nonaccrual loans due to these factors was partially offset by $66.6 million in loans that were placed on non-accrual status during the year ended December 31, 2009.

Of the $75.3 million in total non-accrual loans as of December 31, 2009, $59.2 million have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral.  Based upon these specific reviews, a total of $13.5 million in charge-offs have been recorded with respect to these loans.  In addition, specific reserves totaling $6.0 million have been recorded as of December 31, 2009.  The remaining $16.1 million of non-accrual loans were reviewed on an aggregate basis and $3.7 million in general valuation allowance was deemed necessary as of December 31, 2009.   The $3.7 million in general valuation allowance is based upon a migration analysis performed with respect similar non-accrual loans in prior periods.

During the year ended December 31, 2009, $8.7 million of interest income would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms.  Interest income of $3.7 million was recognized during 2009 on non-accrual loans using the cash basis of accounting.  The remaining $5.0 million in interest income on non-accrual loans was contractually due and payable during 2009, but was not reported as interest income.

Total real estate owned increased by $26.3 million to $50.9 million at December 31, 2009, compared to $24.7 million at December 31, 2008.  During the year ended December 31, 2009, $54.1 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write downs totaling $4.3 million during the year ended December 31, 2009.  During the same period, proceeds from the sale of real estate owned totaled $24.0 million which resulted in a net gain of $935,000.  The net gain on sale of real estate owned properties represented 4.0% of the recorded value of the properties as of the date of sale.  We owned 226 properties as of December 31, 2009, compared to 136 properties at December 31, 2008.  Of the $50.9 million in real estate owned properties as of December 31, 2009, $40.5 million consist of one -to four-family, over four-family and commercial real estate properties.  Of these properties, $21.6 million, or 53.5%, represent properties that are generating rental revenue. Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

During 2009, as a result of continuing efforts to mitigate the risk of loan losses, the Company has increased activity with respect to loans modified in a troubled debt restructuring.  Troubled debt restructurings involve granting concessions to the borrower in connection with the modification of the terms of the loan, such as changes in payment schedule or interest rate, which would not otherwise be considered.   As of December 31, 2009, $52.1 million in loans had been modified in troubled debt restructurings, and $9.4 million of these loans are included in the non-accrual loan total.  The remaining $42.7 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continue to be included with accruing loans.  Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.  Typical restructured terms include six to twelve months of principal forbearance and a reduction in interest rate.  Of the $52.1 million in restructured loans as of December 31, 2009, $35.1 million were one- to four-family loans.  An additional $15.5 million were multi-family loans.  All loans that have been modified in a troubled debt restructuring are considered to be impaired.  As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve.  When a borrower is expected to perform in accordance with the restructured terms and ultimately return to and perform under market terms, a valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows.  When there is doubt as to the borrower’s ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral.  As a result of the impairment analysis, a $2.1 million valuation allowance has been established as of December 31, 2009 with respect to the $52.1 million in troubled debt restructurings.

There were no accruing loans past due 90 days or more during the years ended December 31, 2009, 2008 and 2007.

Allowance for Loan Losses

We establish valuation allowances on loans that are deemed to be impaired. A loan is considered impaired when, based on current information and events it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral.

We also establish valuation allowances based on an evaluation of the various risk components that are inherent in the loan portfolio. The risk components that are evaluated include past loan loss experience; the level of non-performing and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect the borrower’s ability to repay; the estimated value of any underlying collateral; peer group comparisons; regulatory guidance; and other relevant factors. The allowance is increased by provisions charged to earnings and recoveries of previously charged-off loans and reduced by charge-offs. The adequacy of the allowance for loan losses is reviewed and approved quarterly by the WaterStone Bank board of directors. The allowance reflects management’s best estimate of the amount needed to provide for the probable loss on impaired loans and other inherent losses in the loan portfolio, and is based on a risk model developed and implemented by management and approved by the WaterStone Bank board of directors.

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

Any loan that is 90 or more days delinquent is placed on non-accrual and classified as a non-performing asset. A loan is classified as impaired when it is probable that we will be unable to collect all amounts due in accordance with the terms of the loan agreement.  Non-performing assets are then evaluated and accounted for in accordance with generally accepted accounting principles.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

					At or for the
					Six Month	At or for the
	At or for the Year				Period Ended	Year Ended
	Ended December 31,				December 31,	June 30,
	2009	2008	2007	2006	2005	2005
	(Dollars in Thousands)

Balance at beginning of period	$25,167	$12,839	$7,195	$5,250	$4,606	$3,378
Provision for loan losses	26,687	37,629	11,697	2,201	1,035	1,238
Charge-offs:
Mortgage loans
One- to four-family (1)	13,602	8,397	1,397	524	97	1
Over four-family	3,304	10,056	634	-	169	-
Construction and land	3,957	5,088	3,982	-	-	-
Commercial real estate	910	1,838	27	5	102	2
Home equity (1)	861	394	120	-	-	-
Consumer	9	4	3	7	23	8
Commercial	1,000	-	-	-	-	-
Total charge-offs	$23,643	25,777	6,163	536	391	11
Recoveries:
Mortgage loans
One- to four-family	181	313	68	144	-	-
Over four-family	23	31	-	30	-	-
Construction and land	77	125	-	-	-	-
Commercial real estate	-	-	40	100	-	-
Home equity	1	1	1	-	-	-
Consumer	1	6	1	6	-	1
Total recoveries	$283	476	110	280	-	1

Net charge-offs	$23,360	25,301	6,053	256	391	10
Allowance at end of year	$28,494	$25,167	$12,839	$7,195	$5,250	$4,606

Ratios:
Allowance for loan losses to non-
performing loans at end of period	37.83%	23.36%	15.98%	24.91%	29.06%	35.22%
Allowance for loan losses to net
loans outstanding at end of period	2.01%	1.61%	0.92%	0.52%	0.40%	0.38%
Net charge-offs to average loans
outstanding (annualized)	1.54%	1.67%	0.44%	0.02%	0.06%	0.00%
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

	At December 31,
		2009		2008			2007
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
				(Dollars in Thousands)
Real Estate:
Residential(1)
One- to four-family	$17,847	46.31%	62.63%	$14,185	48.70%	56.36%	$5,424	45.64%	42.25%
Over four-family	5,208	36.47%	18.28%	6,844	31.59%	27.20%	4,369	32.45%	34.03%
Construction and land	2,635	4.74%	9.25%	2,137	8.12%	8.49%	2,087	10.61%	16.26%
Commercial Real Estate	720	3.33%	2.53%	445	3.40%	1.77%	280	3.53%	2.18%
Home equity(1)	1,642	5.84%	5.76%	1,027	5.52%	4.08%	536	5.84%	4.17%
Commercial	371	3.27%	1.30%	457	2.65%	1.82%	99	1.92%	0.77%
Consumer	43	0.04%	0.15%	39	0.02%	0.15%	35	0.01%	0.27%
Unallocated	28	0.00%	0.10%	33	0.00%	0.13%	9	0.00%	0.07%
Total allowance for loan losses	$28,494	100.00%	100.00%	$25,167	100.00%	100.00%	$12,839	100.00%	100.00%

(1)
Prior to the year ended December 31, 2007, one- to four-family loans include home equity loans and home equity lines of credit, as a separate breakdown of the allowance for loan losses is not available for those years.

	At December 31,						At June 30,
		2006		2005			2005
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars In Thousands)
Real Estate:
Residential(1)
One- to four-family	$4,116	44.17%	57.21%	2,624	46.66%	49.98%	1603	48.36%	34.80%
Over four-family	2,034	34.10%	28.27%	1,716	32.78%	32.69%	1,646	31.36%	35.74%
Construction and land	167	11.67%	2.32%	234	11.33%	4.46%	712	11.05%	15.46%
Commercial Real Estate	764	3.53%	10.62%	630	2.53%	12.00%	450	2.81%	9.77%
Home equity	-	6.34%	-	-	6.69%	-	10	6.41%	0.22%
Commercial	-	0.18%	-	-	-	-	-	-	-
Consumer	30	0.01%	0.42%	27	0.01%	0.51%	25	0.01%	0.54%
Unallocated	84	0.00%	1.16%	19	-	0.36%	160	-	3.47%
Total allowance for loan losses	$7,195	100.00%	100.00%	$5,250	100.00%	100.00%	$4,606	100.00%	100.00%

(1)   Prior to the year ended December 31, 2007, one- to four-family loans include home equity loans and home equity lines of credit, as a separate breakdown for the allowance for loan losses is not available for those years.

At least once each quarter, management evaluates the adequacy of the balance of the allowance for loan losses based on several factors some of which are not loan specific, but are reflective of the inherent losses in the loan portfolio.  This process includes, but is not limited to, a periodic review of loan collectibility in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral and economic conditions in our immediate market area.  All loans meeting the criteria established by management are evaluated individually, based primarily on the value of the collateral securing each loan and the ability of the borrowers to repay according to the terms of the loans.  Specific loss allowances are established as required by this analysis.  All loans for which a specific loss review is not required are segregated by loan type and a loss allowance is established by using loss experience data and management's judgment concerning other matters it considers significant including trends in non-performing loan balances, impaired loan balances, classified asset balances and the current economic environment.  The allowance is allocated to each category of loans based on the results of the above analysis.  Differences between the allocated balances and recorded allowances are reflected as unallocated and are available to absorb losses resulting from the inherent imprecision involved in the loss analysis process.

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

At December 31, 2009, the allowance for loan losses was $28.5 million, compared to $25.2 million at December 31, 2008.  As of December 31, 2009, the allowance for loan losses to total loans receivable was 2.01% and was equal to 37.83% of non-performing loans, compared to 1.61% and 23.36%, respectively, at December 31, 2008. The $3.3 million increase in the allowance for loan loss during the year ended December 31, 2009 is attributable to a $2.7 million increase in specific loan loss reserves related to impaired loans and a $643,000 increase in the general valuation allowance.  The increase in specific loan loss reserves was the result of an increase in impaired loans and a decline in the value of collateral as evidenced by updated appraisals.  The increase in the general valuation allowance resulted from an increase in loans that, while still performing, have been identified as having higher risk characteristics.  The increase in the amount and number of loans identified as exhibiting elevated levels of risk with respect to loss outweighed the decline in both non-performing loans and overall delinquent loans.  Loans with elevated risk profiles include troubled debt restructurings and loans internally classified as special mention and watch.  These loans resulted in a $1.8 million increase to the general valuation allowance during the year.  This was partially offset by a $1.2 million reduction to the general valuation allowance due primarily to a $139.7 million decrease in the balance of loans outstanding.  Weakness in the residential real estate market has continued for the past three years and the risk of loss on loans secured by residential real estate remains at an elevated level.

Net charge-offs totaled $23.4 million, or 1.54% of average loans for the year ended December 31, 2009, compared to $25.3 million, or 1.67% of average loans  for the year ended December 31, 2008.  Of the $23.4 million in net charge-offs during the year ended December 31, 2009, $13.4 million related to loans secured by one- to four-family residential loans.  The majority of charge-offs in this category relate to two borrower types, small real estate investors and out-of-state single family borrowers.  Lending relationships with small real estate investors, whose collateral consists of non-owner occupied one- to four-family properties accounted for $6.5 million of net charge-offs in one-to four-family loans for the year ended December 31, 2009.  An additional $4.1 million of charge-offs relate to borrowers with single family residences located outside of the state of Wisconsin. Net charge-offs related to land and construction loans totaled $3.9 million during the year ended December 31, 2009.  Of this total, $2.9 million related to a single loan made to a borrower to finance the purchases of raw land for eventual subdivision and single family residential development.  The undeveloped land is held as real estate owned as of December 31, 2009.

The $26.7 million loan loss provision for the year ended December 31, 2009 reflects the Company’s conclusion as to the need for the ending allowance to be $28.5 million following the net charge-offs recorded during the period and a review of the Bank’s loan portfolio and general economic conditions.  The increase in the estimated allowance for loan losses for the period of $3.3 million plus the $23.4 million in net charge-offs results in the loan loss provision for the year ended December 31, 2009.

Our revised underwriting policies and procedures emphasize the fact that credit decisions must rely on both the credit quality of the borrower and the estimated value of the underlying collateral.  In the fourth quarter of 2005, it became clear that our credit decisions relied too heavily on the estimated value of the underlying collateral.  In this scenario, credit quality is assured only when the estimated value of the collateral is objectively determined and is not subject to significant fluctuation.  The quantified deterioration of the credit quality of our loan portfolio as described above is the direct result of borrowers who were not financially strong enough to make regular interest and principal payments or maintain their properties when the economic environment no longer allowed them the option of converting estimated real estate value increases into short-term cash flow.

Mortgage Banking Activity

The Company originated $739.2 million and $255.9 million in mortgage loans during the years ended December 31, 2009 and 2008.  Proceeds from sales to third parties totaled $716.6 million and $268.7 million for the periods ended December 31, 2009 and 2008, respectively.  These sales generated approximately $9.5 million and $3.4 million in gains for the periods ended December 31, 2009 and 2008, respectively.  These gains are included in total mortgage banking income.  The remaining $499,000 and $859,000 in mortgage banking income for the periods ended December 31, 2009 and 2008, respectively relate to brokerage fees earned on loans originated by the Company but funded by third-party lenders.

Investment Activities

        Wauwatosa Investments, Inc. is WaterStone Bank’s investment subsidiary located in Las Vegas, Nevada.  Wauwatosa Investments, Inc. manages the Bank’s investment portfolio.  The Bank’s Treasurer and its Treasury Officer are responsible for implementing our Investment Policy and monitoring the investment activities of Wauwatosa Investments, Inc.  The Investment Policy is reviewed annually by management and changes to the policy are recommended to and subject to the approval of our board of directors.  Authority to make investments under the approved Investment Policy guidelines is delegated by the board to designated employees.  While general investment strategies are developed and authorized by management, the execution of specific actions rests with the Treasurer and Treasury Officer who may act jointly or severally.  In addition, the President of Wauwatosa Investments, Inc. has execution authority for securities transactions.  The Treasurer and Treasury Officer are responsible for ensuring that the guidelines and requirements included in the Investment Policy are followed and that all securities are considered prudent for investment.  The Treasurer, the Treasury Officer and the President of Wauwatosa Investments, Inc. are authorized to execute investment transactions (purchases and sales) without the prior approval of the board and within the scope of the established Investment Policy.

Our Investment Policy requires that all securities transactions be conducted in a safe and sound manner.  Investment decisions are based upon a thorough analysis of each security instrument to determine its quality, inherent risks, fit within our overall asset/liability management objectives, effect on our risk-based capital measurement and prospects for yield and/or appreciation.

Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, our investment portfolio is comprised primarily of securities that are classified as available for sale.  At December 31, 2009, we owned one structured note that has been classified as held to maturity.  Two available for sale municipal securities with a total book value of $503,000 were sold in 2009 at a gain of $12,000.  There were no sales with respect to the available for sale investment portfolio during the year ended December 31, 2008.  Impairment losses of $1.1 million and $2.0 million were recognized as an other than temporary impairment during 2009 and 2008, respectively.  A cumulative effect adjustment of $1.1 million was made in 2009 effective January 1, 2009 in connection with the early adoption of new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures, which partially reversed the impairment loss recognized during the year ended December 31, 2008.

Available for Sale Portfolio

Government Sponsored Entity Bonds.  At December 31, 2009, our Government sponsored entity bond portfolio totaled $40.6 million, all of which were issued by government sponsored entities and were classified as available for sale.  The weighted average yield on these securities was 2.20% and the weighted average remaining average life was 3.0 years at December 31, 2009.  While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and prepayment protection.  The estimated fair value of our government sponsored entity bond portfolio at December 31, 2009 was $189,000 more than the amortized cost of $40.4 million.  A total of $16.4 million of government entity bonds are pledged as collateral for borrowings at December 31, 2009.

Mortgage Related Securities.  We purchase government sponsored enterprise mortgage- related securities issued by Fannie Mae, Freddie Mac and Ginnie Mae and corporate sponsored mortgage related securities issued by investment banks.  We invest in mortgage related securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk.  We regularly monitor the credit quality of the mortgage related portfolio.  We have analyzed these securities for other than temporary impairment at December 31, 2009 and recorded an impairment charge of $1.1 million as discussed below.

Mortgage related securities are created by the pooling of mortgages and the issuance of a security with an interest rate which is less than the interest rate on the underlying mortgages.  Mortgage related securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage related securities backed by one- to four-family mortgages.  The issuers of such securities pool and resell the participation interests in the form of securities to investors such as WaterStone Bank, and in the case of government agency sponsored issues, guarantee the payment of principal and interest to investors.  Mortgage related securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements.  However, mortgage related securities are usually more liquid than individual mortgage loans.  Virtually all mortgage related securities that we hold are fixed rate securities.

At December 31, 2009, mortgage related securities, all of which were classified as available for sale, totaled $116.8 million.  Of this total, $86.4 million are backed by government sponsored entities.  The remaining $30.4 million are issued by investment banks.  At December 31, 2009, the estimated fair value of the securities issued by investment banks was $6.3 million less than the amortized cost of $36.7 million.  The mortgage related securities portfolio had a weighted average yield of 5.21% and a weighted average remaining life of 2.7 years at December 31, 2009.  The estimated fair value of our mortgage related securities portfolio at December 31, 2009 was $3.0 million less than the amortized cost of $119.8 million.  Mortgage related securities valued at $82.6 million are pledged as collateral for borrowings at December 31, 2009. Investments in mortgage related securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected in a rising interest rate environment, particularly since virtually all of our mortgage related securities have a fixed rate of interest.

All mortgage related securities issued by investment banks were rated AAA by Moody’s at the date of purchase.  During the year ended December 31, 2009, two mortgage related securities with other than temporary impairment were downgraded to less than investment grade status.  One was downgraded by S&P from A at December 31, 2008 to CCC at December 31, 2009.  The other security was downgraded by S&P from AAA at December 31, 2008 to BB at December 31, 2009.  The estimated fair value of these securities was $15.8 million at December 31, 2009.

During the year ended December 31, 2008, we recognized a $2.0 million loss on impairment of a security.  As of December 31, 2008, this security had an amortized cost of $4.7 million, reflecting the impairment loss recognized in the income statement and a fair value of $4.2 million.  As of January 1, 2009, a cumulative effect adjustment was made to retained earnings for $1.1 million to reflect the difference between credit loss and the estimated fair value of the security when the other than temporary loss was identified.  During the year ended December 31, 2009, the Company recognized an additional other than temporary impairment loss totaling $135,000 with respect to this security.  Also, during the year ended December 31, 2009, a second mortgage-related security was found to have an other than temporary impairment totaling $997,000.  These two securities had a fair value of $21.9 million and an amortized cost of $15.8 million as of December 31, 2009.  At the same date, unrealized losses on these collateralized mortgage obligations include other-than-temporary impairment recognized in other comprehensive income (before taxes) of $6.1 million.  The related loss recognized on these two securities totaled $1.1 million during the year ended December 31, 2009.  No other mortgage-related securities have been found to have other than temporary impairment as of December 31, 2009.

Municipal Obligations.  These securities consist of obligations issued by states, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds.  Our Investment Policy requires that such non-Wisconsin state agency or municipal obligations be rated AA or better by a nationally recognized rating agency.  A security that is downgraded below investment grade will require additional analysis of creditworthiness and a determination will be made to hold or dispose of the investment.  At December 31, 2009, our state agency and municipal obligations portfolio totaled $43.2 million, all of which was classified as available for sale.  The weighted average yield on this portfolio was 5.43% at December 31, 2009, with a weighted average remaining life of 12.7 years.  The estimated value of our municipal obligations bond portfolio at December 31, 2009 was $358,000 less than the amortized cost of $43.6 million.  The estimated market value of the municipal obligations portfolio has been negatively impacted in the current economic environment by both the financial difficulties being encountered by the companies that ensure the bonds and by the credit quality of the municipalities.  At December 31, 2009 two municipal school district bonds in the State of California were rated either BBB or Baa1 by S&P or Moody’s.  The estimated value of these securities at December 31, 2009 was $343,000 less than the amortized cost of $1.4 million.  Based upon an assessment performed as of December 31, 2009, we have determined that no securities in this category are other than temporarily impaired.

Other Debt Securities.  As of December 31, 2009, we held a trust preferred security with a fair value of $4.5 million and amortized cost of $5.0 million.  This security, which yields 10.0% is callable beginning in the second quarter of 2013 with final maturity in 2048.    Based upon an assessment performed as of December 31, 2009, the Company has determined that this security is not other than temporarily impaired.

Held to Maturity Portfolio.  As of December 31, 2009, we held one structured corporate note that has been designated as held to maturity since its purchase in 2007.  The corporate note has an amortized cost of $2.6 million and an estimated fair value of $1.9 million.  The final maturity of this security is 2022, however, it is callable quarterly.  The corporate note has a yield of 7.5%.  Due to the magnitude of the difference between fair value and amortized cost and considering additional factors as previously described, we assessed whether this security is other-than-temporarily impaired.  Based primarily on the ongoing financial support of the issuer of the security by the United States government, we have determined that the security is not other-than-temporarily impaired at December 31, 2009.

Investment Securities Portfolio.

  The following table sets forth the carrying values of our available for sale securities portfolio at the dates indicated.

	At December 31,
	2009		2008		2007
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In Thousands)
Securities Available for Sale:

Government sponsored entity bonds	$40,400	$40,589	$11,007	$11,342	$13,996	$14,182
Mortgage-related securities	119,838	116,835	139,862	131,542	130,547	130,610
Municipal obligations	43,599	43,241	32,697	31,362	27,277	27,095
Corporate notes	-	-	992	941	-	-
Other debt securities	5,250	4,750	5,250	4,700	250	250
Total securities available for sale	$209,087	$205,415	$189,808	$179,887	$172,070	$172,137

Portfolio Maturities and Yields.  The composition and maturities of the securities portfolio at December 31, 2009 are summarized in the following table.  Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.  Municipal obligation yields have not been adjusted to a tax-equivalent basis.  Certain mortgage related securities have interest rates that are adjustable and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.  At December 31, 2009, mortgage related securities with adjustable rates totaled $138,000.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in Thousands)

Securities available for sale:
Government sponsored entity bonds	$-	0.00%	$40,589	2.12%	$-	-	$-	-	$40,589	2.12%
Mortgage-related securities	10,811	5.03%	90,098	4.89%	15,926	6.66%	-	0.00%	116,835	5.21%
Municipal obligations	2,831	0.73%	4,742	5.01%	11,603	4.87%	24,065	6.30%	43,241	5.43%
Other debt securities	-	-	4,750	9.72%	-	-	-	10.00%	4,750	9.72%
Total securities available for sale	$13,642	4.12%	$140,179	4.27%	$27,529	6.02%	$24,065	6.30%	$205,415	4.77%

Securities held to maturity:
Corporate notes	-	-	-	-	-	-	$2,648	7.50%	$2,648	7.50%

Sources of Funds

General.  Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also rely on advances from the Federal Home Loan Bank of Chicago and borrowings from other commercial banks in the form of repurchase agreements collateralized by investment securities.  In addition to deposits and borrowings, we derive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets.  While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, economic conditions and competition from other financial institutions.

Deposits. A majority of our depositors are persons who work or reside in Milwaukee and Waukesha Counties and, to a lesser extent, other southeastern Wisconsin communities.  We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, and fixed-term certificates of deposit.  Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.  Certificates of deposit comprised 86.8% of total deposits at December 31, 2009, and had a weighted average cost of 2.52% on that date.  Our reliance on certificates of deposit has resulted in a higher cost of funds than would otherwise be the case if demand deposits, savings and money market accounts made up a larger part of our deposit base.  Development of our branch network is expected to result in decreased reliance on higher cost certificates of deposit in the long-term by aggressively seeking lower cost savings, checking and money market accounts.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis.  Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals.  Effective March 1, 2010, maximum deposit rates that the Bank may offer are determined by the FDIC.  To attract and retain deposits, we rely upon personalized customer service, long-standing relationships and competitive interest rates.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition.  The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on historical experience, management believes our deposits are relatively stable.  It is unclear whether future levels of deposits will reflect our historical experience particularly in view of new FDIC limits on the rates we may offer on deposits.  The ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.  At December 31, 2009 and December 31, 2008, $1.01 billion and $1.04 billion, or 86.8% and 87.1%, respectively, of our deposit accounts were certificates of deposit, of which $920.1 million and $826.0 million, respectively, had maturities of one year or less.  The percentage of our deposit accounts that are certificates of deposit is greater than most of our competitors.

Deposits obtained from brokers totaled $63.6 million and $103.0 million at December 31, 2009 and 2008, respectively.  Brokered deposits have historically been utilized when their relative cost compares favorably to the cost of retail deposits generated directly by the Bank.  This is generally the case in a declining interest rate environment as local market deposit rates often lag the national market.  Brokered deposits have also been historically utilized in order to obtain significant additional deposit funding over a period of weeks rather than months.  A consent order issued by state and federal regulators effective December 18, 2009 prohibits the Bank from accepting new or renewing existing brokered deposits.

Total deposits decreased by $31.0 million, or 2.6%, from December 31, 2008 to December 31, 2009.  This net decrease was the result of a $30.1 million, or 2.9%, decrease in certificates of deposit and an $8.9 million, or 8.8%, decrease in money market and savings accounts, partially offset by an $8.0 million, or 14.9%, increase in demand deposits.  The $30.1 million decrease in certificates of deposit consisted of a $39.4 million decrease in non-local brokered deposits, partially offset by a $9.3 million increase in local certificates.  Brokered deposits totaling $49.1 million will mature during the year ended December 31, 2010.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2009			2008			2007
			Weighted			Weighted			Weighted
			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in Thousands)

Deposit type:
Demand deposits	$24,255	2.08%	0.00%	$20,664	1.73%	0.00%	$18,950	1.91%	0.00%
NOW accounts	37,165	3.19%	0.08%	32,770	2.74%	0.13%	34,260	3.44%	0.82%
Regular savings	45,219	3.88%	0.48%	27,029	2.26%	0.47%	19,162	1.93%	0.87%
Money market and
savings deposits	46,809	4.02%	0.46%	73,901	6.18%	0.95%	95,225	9.57%	3.66%

Total transaction accounts	153,448	13.17%	0.18%	154,364	12.91%	0.21%	167,597	16.85%	2.35%

Certificates of deposit	1,011,442	86.83%	2.52%	1,041,533	87.09%	3.85%	826,938	83.15%	4.75%

Total deposits	$1,164,890	100.00%	2.21%	$1,195,897	100.00%	3.38%	$994,535	100.00%	4.35%

At December 31, 2009, the aggregate balance of certificates of deposit of $100,000 or more was approximately $288.8 million.  The following table sets forth the maturity of those certificates at December 31, 2009.

(In Thousands)
Due in:
Three months or less	$84,409
Over three months through six months	69,767
Over six months through 12 months	105,917
Over 12 months	28,680

Total	$288,773

Borrowings.  Our borrowings at December 31, 2009 consist of advances from the Federal Home Loan Bank of Chicago and repurchase agreements collateralized by investment securities.  At December 31, 2009, we had access to additional Federal Home Loan Bank advances of up to $87.2 million.  The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Year Ended
	December 31,
	2009	2008	2007
Borrowings:	(Dollars in Thousands)

Balance outstanding at end of period	$507,900	$487,000	$475,484
Weighted average interest rate at the end of period	3.85%	3.99%	4.16%
Maximum amount of advances outstanding at any
month end during the period	512,000	519,296	475,484
Average balance outstanding during the period	511,384	494,655	403,577
Weighted average interest rate during the period	3.90%	4.11%	4.28%

Average Balance Sheet and Rate Yield Analysis

                See item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Average Balance Sheets and Yield/Costs and – Rate/Volume Analysis.”

Legal Proceedings

The Company and its subsidiaries are not involved in any legal proceedings where the outcome, if adverse to us, would have a material and adverse affect on our financial condition or results of operations.

Subsidiary Activities

Waterstone Financial currently has one wholly-owned subsidiary, WaterStone Bank, which in turn has three wholly-owned subsidiaries.  Wauwatosa Investments, Inc., which holds and manages our investment portfolio, is located and incorporated in the state of Nevada.  Waterstone Mortgage Corporation is a mortgage broker incorporated in Wisconsin. Main Street Real Estate Holdings, LLC, is an inactive Wisconsin limited liability corporation and previously owned Bank office facilities and held Bank office facility leases.

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

Waterstone Mortgage Corporation.  Acquired in February 2006, Waterstone Mortgage Corporation is a mortgage broker with twelve offices in Wisconsin, three in each of Idaho and Illinois, two in Florida and one in each of Arizona and Minnesota.  Waterstone Mortgage Corporation was the largest mortgage broker in the Milwaukee area based on 2009 dollar volume of retail first and second mortgages originated.  It has its own board of directors currently comprised of its President, the WaterStone Bank CEO, CFO, Senior Vice President and General Counsel and the Vice President Residential Lending.

Main Street Real Estate Holdings, LLC.  Established in 2002, Main Street Real Estate Holdings, LLC was established to acquire and hold Bank office and retail facilities both owned and leased.  Main Street Real Estate Holdings, LLC is currently inactive.

Personnel

As of December 31, 2009, we had 518 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

Supervision and Regulation

The following discussion is only a summary of the primary laws and regulations affecting the powers and operations of WaterStone Bank, Waterstone Financial, and Lamplighter Financial, MHC.  It is not intended to be a comprehensive description of all laws and regulations applicable to these entities and is qualified in its entirety by reference to the applicable laws and regulations.

Regulation of WaterStone Bank

WaterStone Bank is a stock savings bank organized under the laws of the State of Wisconsin.  The lending, investment, and other business operations of WaterStone Bank are governed by Wisconsin law and regulations, as well as applicable federal law and regulations, and WaterStone Bank is prohibited from engaging in any operations not authorized by such laws and regulations.  WaterStone Bank is subject to extensive regulation by the Wisconsin Department of Financial Institutions, Division of Banking (“WDFI”) and by the Federal Deposit Insurance Corporation (“FDIC”), as its deposit insurer and primary federal regulator.  WaterStone Bank’s deposit accounts are insured up to applicable limits by the FDIC under its Deposit Insurance Fund (“DIF”).  A summary of the primary laws and regulations that govern the operations of WaterStone Bank are set forth below.

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

Federal Law and Regulation.  The Interstate Banking Act (the "IBA") permits the federal banking agencies to, under certain circumstances, approve acquisition transactions between banks located in different states, regardless of whether an acquisition would be prohibited under state law.  The IBA authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.  Additionally, the IBA authorizes branching by merger, subject to certain state law limitations.

Loans and Investments

Wisconsin Law and Regulations.  Under Wisconsin law and regulation, WaterStone Bank is authorized to make, invest in, sell, purchase, participate or otherwise deal in mortgage loans or interests in mortgage loans without geographic restriction, including loans made on the security of residential and commercial property.  Wisconsin savings banks also may lend funds on a secured or unsecured basis for business, commercial or agricultural purposes, provided the total of all such loans does not exceed 20% of WaterStone Bank’s total assets, unless the WDFI authorizes a greater amount. Loans are subject to certain other limitations, including percentage restrictions based on WaterStone Bank’s total assets.

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

Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of WaterStone Bank’s capital plus an additional 10% for loans fully secured by readily marketable collateral.  In addition, and notwithstanding the 15% of capital and additional 10% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of WaterStone Bank’s capital, subject to certain conditions. At December 31, 2009, WaterStone Bank did not have any loans which exceeded the “loans-to-one borrower” limitations.

Finally, under Wisconsin law, WaterStone Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A Wisconsin savings bank that fails to meet this qualified thrift lender test becomes subject to certain operating restrictions otherwise applicable only to commercial banks. At December 31, 2009, WaterStone Bank maintained 96.7% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.

Federal Law and Regulation.   FDIC regulations also govern the equity investments of WaterStone Bank, and, notwithstanding Wisconsin law and regulations, FDIC regulations prohibit WaterStone Bank from making certain equity investments and generally limit WaterStone Bank’s equity investments to those that are permissible for national banks and their subsidiaries.   Under FDIC regulations, WaterStone Bank must obtain prior FDIC approval before directly, or indirectly through a majority-owned subsidiary, engaging “as principal” in any activity that is not permissible for a national bank unless certain exceptions apply.  The activity regulations provide that state banks that meet applicable minimum capital requirements would be permitted to engage in certain activities that are not permissible for national banks, including guaranteeing obligations of others, activities which the Board of Governors of the Federal Reserve System (FRB) has found to be closely related to banking, and certain real estate and securities activities conducted through subsidiaries. The FDIC will not approve an activity that it determines presents a significant risk to the FDIC insurance fund.  The activities of WaterStone Bank and its subsidiaries are permissible under applicable federal regulations.

Loans to, and other transactions with, affiliates of WaterStone Bank, such as Waterstone Financial and Lamplighter Financial, MHC, are restricted by the Federal Reserve Act and regulations issued by the FRB thereunder. See “Transactions with Affiliates and Insiders” below.

Lending Standards

Wisconsin Law and Regulation.  Wisconsin law and regulations issued by the WDFI impose on Wisconsin savings banks certain fairness in lending requirements and prohibit savings banks from discriminating against a loan applicant based upon the applicant’s physical condition, developmental disability, sex, marital status, race, color, creed, national origin, religion or ancestry.

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

        Federal Law and Regulation.  WaterStone Bank is a member of the DIF, which is administered by the FDIC.  The Bank’s deposit accounts are insured by the FDIC, generally up to a maximum of $250,000 until December 31, 2013.  In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until June 30, 2010.

                The FDIC imposes an assessment against all depository institutions.    On February 27, 2009 the FDIC issued a final rule that alters the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter. Under the rule, the FDIC first establishes an institution’s initial base assessment rate.  This initial base assessment rate ranges, depending on the risk category of the institution, form 12 to 45 basis points.  The FDIC then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits.

                 The FDIC issued an interim rule that provided for a special assessment to be collected on September 30, 2009, based on June 30, 2009, Call Report data. The special assessment increased the Bank’s FDIC premium expense by $876,000 in 2009.  On November 12, 2009, the FDIC issued a rule requiring all depository institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  Under the rule, this prepayment was due on December 31, 2009.  The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional 3 basis points.  In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  WaterStone Bank received a waiver from the FDIC relative to the 2010, 2011 and 2012 prepayment.

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

                 In addition to the FDIC assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2009, the annualized FICO assessment was equal to 1.06 basis points for each $100 in domestic deposits maintained at an institution.

Capitalization

Wisconsin Law and Regulation.  Wisconsin savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank.   If a Wisconsin savings bank's capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends. At December 31, 2009, WaterStone Bank’s capital to assets ratio, as calculated under Wisconsin law, was 8.86%.

Federal Law and Regulation.  Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System ("state non-member banks"), such as WaterStone Bank, are required to comply with minimum capital requirements.  For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum Tier I leverage capital to total assets ratio is 3%.  For all other institutions, the minimum leverage capital ratio is not less than 4%.  Tier I leverage capital is the sum of common shareholders' equity, non-cumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

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

The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy.  The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is, or is likely to become, inadequate in light of the particular circumstances.  As such, in connection with a consent order effective December 18, 2009, federal and state regulators require that WaterStone Bank maintain a minimum Tier I capital ratio of 8.50% and a minimum total risk-based capital ratio of 12.00%.  WaterStone Bank was in compliance with the higher regulatory minimums at December 31, 2009 with a Tier 1 capital ratio of 8.71% and a total risk-based capital ratio of 13.74%.

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

        Prompt Corrective Regulatory Action

                                The Federal Deposit Insurance Corporation Improvement Act requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  Under the regulations, a bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leveraged capital ratio of 4.0% or more (3.0% under certain circumstance) and does nto meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.  Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

                At December 31, 2009, WaterStone Bank was considered well-capitalized with a Tier 1 leverage ratio of 8.71%, a Tier 1 risk-based ratio of 12.48% and a total risk-based capital ratio of 13.74%.

    Regulatory Development

               On November 25, 2009, pursuant to a Stipulation and Consent to the Issuance of a Consent Order (Stipulations”), WaterStone Bank agreed to the issuance of a Consent Order jointly issued by the FDIC and the WDFI, the Bank’s primary banking regulators.  At the same time, pursuant to a Stipulation and Consent to Issuance of Order to Cease and Desist, Waterstone Financial, Inc. agreed to the issuance of an Order to Cease and Desist by the Office of Thrift Supervision (“OTS”), the Company’s thrift holding company regulator.  Collectively, the Stipulation and Consent to the Issuance of a Consent Order which became effective on December 18, 2009 and the Stipulation and Consent to Issuance of Order to Cease and Desist which became effective on December 1, 2009 are referred to as the “Orders”.

              The Orders formalize a prior informal agreement entered into by the Bank, the FDIC and the WDFI in 2008.  The Bank and its federal and state regulators have been working in concert for the past two years to minimize the effects that the recession is having on the Bank and its borrowers.  The Orders require, among other things, that the Bank (i) maintain minimum Tier 1 capital of 8.5% of total average assets and minimum total risk-based capital of 12.0% of risk-weighted assts; (ii) perform a study to confirm that the Bank is a well managed institution; (iii) manage its bad loans and real estate acquired in foreclosure; and (iv) adopt a two year capital plan.  The Orders prohibit the payment of cash dividends or repurchases of common stock, and restrict the ability of the Company to incur debt, in each case without the prior non-objection of the OTS.  Failure to comply with the Orders could result in additional enforcement actions by the FDIC, the WDFI or the OTS.  Compliance with the Orders may have adverse effects on the operations and financial condition of the Company and the Bank.

Dividends

Under Wisconsin law and applicable regulations, a Wisconsin savings bank that meets its regulatory capital requirement may declare dividends on capital stock based upon net profits, provided that its paid-in surplus equals its capital stock.  If the paid-in surplus of the savings bank does not equal its capital stock, the board of directors may not declare a dividend unless at least 10% of the net profits of the preceding half year, in the case of quarterly or semi-annual dividends, or 10% of the net profits of the preceding year, in the case of annual dividends, has been transferred to paid-in surplus. In addition, prior WDFI approval is required before dividends exceeding 50% of profits for any calendar year may be declared and before a dividend may be declared out of retained earnings.  Under WDFI regulations, a Wisconsin savings bank which has converted from mutual to stock form also is prohibited from paying a dividend on its capital stock if the payment causes the regulatory capital of the savings bank to fall below the amount required for its liquidation account.  A consent order issued by state and federal regulators effective December 18, 2009 prohibits the Bank from paying dividends without the written consent of the WDFI and the FDIC.

The primary source of Waterstone Financial’s cash flow, including cash flow to pay dividends on Waterstone Financial’s Common Stock, is the payment of dividends to Waterstone Financial by WaterStone Bank.  The Federal Deposit Insurance Corporation has the authority to prohibit WaterStone Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of WaterStone Bank.  In addition, since WaterStone Bank is a subsidiary of a savings and loan holding company, WaterStone Bank must file a notice with the Office of Thrift Supervision at least 30 days before the board declares a dividend or approves a capital distribution.  A cease and desist order issued by the Office of Thrift Supervision consistent with the consent order issued by state and federal regulators of WaterStone Bank, prohibits dividend payments without the written approval of the Office of Thrift Supervision.

Liquidity and Reserves

Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments.  The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the saving bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”).  At December 31, 2009, WaterStone Bank’s Required Liquidity Ratio was 8.0%, and WaterStone Bank was in compliance with this requirement.  In addition, 50% of the liquid assets maintained by Wisconsin savings banks must consist of “primary liquid assets,” which are defined to include securities issued by the United States government and United States government agencies.  At December 31, 2009, WaterStone Bank was in compliance with this requirement.

Federal Law and Regulation.   Under federal law and regulations, WaterStone Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices.  Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions, including WaterStone Bank, which maintain transaction accounts or non-personal time deposits.  Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 2009, a depository institution was required to maintain average daily reserves equal to 3% on the first $45.8 million of transaction accounts and an initial reserve of $1.1 million, plus 10% of that portion of total transaction accounts in excess of $45.8 million. The first $8.5 million of otherwise reservable balances (subject to adjustment by the FRB) are exempt from the reserve requirements.  These percentages and threshold limits are subject to adjustment by the FRB.  Savings institutions have authority to borrow from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve.  As of December 31, 2009, WaterStone Bank met its Regulation D reserve requirements.

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

An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution or a “financial subsidiary” under federal law is not treated as an affiliate of the bank for the purposes of Sections 23A and 23B; however, the FDIC has the discretion to treat subsidiaries of a bank as affiliates on a case-by-case basis. Sections 23A and 23B limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus.   The statutory sections also require that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions.   Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100% to 130% of the loan amounts.   In addition, any covered transaction by an association with an affiliate and any purchase of assets or services by an association from an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those that would be provided to a non-affiliate.

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

                Consistent with these requirements, the Bank offered employees special terms for home mortgage loans on their principal residences.  Effective April 1, 2006, this program was discontinued for new loan originations.  Under the terms of the discontinued program, the employee interest rate is based on the Bank’s cost of funds on December 31 of the immediately preceding year and is adjusted annually.  At December 31, 2009, the rate of interest on an employee rate mortgage loan was 3.59%, compared to the weighted average rate of 6.04% on all single family mortgage loans.  This rate decreased to 2.71% effective March 1, 2010.  Employee rate mortgage loans totaled $5.2 million, or 0.4%, of our residential mortgage loan portfolio on December 31, 2009.

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

   Examinations and Assessments

WaterStone Bank is required to file periodic reports with and is subject to periodic examinations by the WDFI and FDIC.   Federal regulations require annual on-site examinations for all depository institutions except those well-capitalized institutions with assets of less than $100 million; annual audits by independent public accountants for all insured institutions with assets in excess of $1 billion; the formation of independent audit committees of the boards of directors of insured depository institutions for institutions with assets of $500 million or more; and management of depository institutions to prepare certain financial reports annually and to establish internal compliance procedures.  WaterStone Bank is required to pay examination fees and annual assessments to fund its supervision.  WaterStone Bank paid an aggregate of $114,000 in assessments for the calendar year ended December 31, 2009.

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

Federal Home Loan Bank System

The Federal Home Loan Bank System, consisting of twelve FHLBCs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBCs; ensure that the FHLBCs carry out their housing finance mission; ensure that the FHLBCs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBCs operate in a safe and sound manner.

WaterStone Bank, as a member of the FHLBC-Chicago, is required to acquire and hold shares of capital stock in the FHLBC-Chicago in an amount equal to the greater of (i) 1% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 0.3% of total assets. WaterStone Bank is in compliance with this requirement with an investment in FHLBC-Chicago stock of $21.7 million at December 31, 2009.  Potential risks identified with respect to the Company’s investment in FHLBC-Chicago stock is addressed in Item 1A. Risk Factors.

Among other benefits, the FHLBCs provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBC System. It makes advances to members in accordance with policies and procedures established by the FHFB and the board of directors of the FHLBC-Chicago. At December 31, 2009, WaterStone Bank had $423.9 million in advances from the FHLBC-Chicago.

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

       Waivers of Dividends by Lamplighter Financial, MHC

               Office of Thrift Supervision regulations require Lamplighter Financial, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Waterstone Financial.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: the waiver would not be detrimental to the safe and sound operation of the subsidiary savings bank; and the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s depositors.  We anticipate that Lamplighter Financial, MHC will waive any dividends paid by Waterstone Financial.  As long as WaterStone Bank remains a Wisconsin chartered savings bank, (i) any dividends waived by Lamplighter Financial, MHC must be retained by Waterstone Financial or WaterStone Bank and segregated, earmarked, or otherwise identified on the books and records of Waterstone Financial or WaterStone Bank, (ii) such amounts must be taken into account in any valuation of the institution, and factored into the calculation used in establishing a fair and reasonable basis for exchanging shares in any subsequent conversion of Lamplighter Financial, MHC to stock form, and (iii) such amounts shall not be available for payment to, or the value thereof transferred to, minority shareholders, by any means, including through dividend payments or at liquidation.

        Conversion of Lamplighter Financial, MHC to Stock Form

               Office of Thrift Supervision regulations permit Lamplighter Financial, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”).  There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction.  In a Conversion Transaction a new holding company would be formed as the successor to Waterstone Financial (the “New Holding Company”), Lamplighter Financial, MHC’s corporate existence would end, and certain depositors of WaterStone Bank would receive the right to subscribe for shares of the New Holding Company.  In a Conversion Transaction, each share of common stock held by shareholders other than Lamplighter Financial, MHC  (“Minority Shareholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Shareholders own the same percentage of common stock in the New Holding Company as they owned in Waterstone Financial immediately prior to the Conversion Transaction subject to adjustment for any mutual holding company assets or waived dividends, as applicable.  The total number of shares of common stock held by Minority Shareholders after a Conversion Transaction also would be increased by any purchases by Minority Shareholders in the stock offering conducted as part of the Conversion Transaction.

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

               Sarbanes-Oxley Act of 2002.    The Sarbanes-Oxley Act of 2002 was adopted in response to public concerns regarding corporate accountability and oversight.  The Sarbanes-Oxley Act is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

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

              Bad Debt Reserves.  Prior to the Small Business Protection Act of 1996 (the "1996 Act"), WaterStone Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at our taxable income.  As a result of the 1996 Act, WaterStone Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return.  Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve).  At December 31, 2009, WaterStone Bank had no reserves subject to recapture in excess of its base year.

            Taxable Distributions and Recapture.  Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if WaterStone Bank failed to meet certain thrift asset and definitional tests.  Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2009, our total federal pre-1988 base year reserve was approximately $16.7 million.  However, under current law, pre-1988 base year reserves remain subject to recapture if WaterStone Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

             Alternative Minimum Tax.  The Internal Revenue Code of 1986, as amended (the "Code"), imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences which we refer to as "alternative minimum taxable income."  The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax.  Net operating losses can offset no more than 90% of alternative minimum taxable income.  AMT payments may be used as credits against regular tax liabilities in future years.  Due to a federal net operating loss carry back generated in 2008, Waterstone Financial became subject to AMT for 2006 and 2007.  At December 31, 2009, the Company had no such amounts available as credits for carryover.

            Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  A 2009 federal tax law change allows for a one-time carry back of either 2008 or 2009 taxable losses for up to five years.  At December 31, 2009, WaterStone Bank had no net operating loss carry forwards for federal income tax purposes.

           Corporate Dividends-Received Deduction.  Waterstone Financial may exclude from its income 100% of dividends received from WaterStone Bank as a member of the same affiliated group of corporations.  The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations that own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

       State Taxation

           Wisconsin State Taxation.  Lamplighter Financial, MHC and the Company are subject to the Wisconsin corporate franchise (income) tax.  Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the combined taxable incomes of the members of our consolidated income tax group.  Prior to January 1, 2009, the income of the Nevada subsidiary was only subject to taxation in Nevada, which currently does not impose a corporate income or franchise tax.  In February 2009, the Wisconsin legislature passed legislation that requires combined state tax reporting effective January 1, 2009.  This legislation results in the income of the Nevada subsidiary being subject to the Wisconsin corporate franchise tax of 7.9%.

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

Item 1A.   Risk Factors

The Company Operates in a Highly Regulated Environment and is Subject to Supervision, Examination and Enforcement Action by Various Regulatory Agencies.

As a savings bank holding company, the Company is regulated by the Office of Thrift Supervision, and the Bank is regulated separately by various federal and state banking regulators.  This regulation is primarily intended to protect the Bank’s depositors rather than the Company’s shareholders.  In addition, the Company’s common stock is registered under the Securities Exchange Act and it is subject to regulation by the Securities and Exchange Commission and to public reporting requirements.

Under applicable laws, the Office of Thrift Supervision, the FDIC, as the Bank’s primary federal regulator and deposit insurer, and the Wisconsin Department of Financial Institutions as the Bank’s chartering authority, have the ability to impose sanctions, restrictions and requirements on the Company and on the Bank if they determine, the Bank or the Company has violated laws or regulations or are not operating in a safe and sound manner.. Banking regulators can take actions at any time that may have an adverse impact on the Company and on the Bank.  On November 25, 2009, Bank agreed to a Consent Order issued by the WDFI and FDIC and the Company agreed to a Cease and Desist Order issued by the OTS, requiring among other things, the bank to maintain a minimum Tier I capital ratio of 8.5%, a minimum total risk based capital of 12.0%, and prohibiting dividend payments without written regulatory approval.  As a result of the Consent Order the bank is subject to restrictions regarding the interest rates that it may offer on deposits.  Specifically, it may not offer rates on deposits that exceed 75 basis points above the “national rate” as calculated by the FDIC.  As of December 31, 2009, the Company and the Bank were in compliance with all requirements of the regulatory orders issued.  Noncompliance can result in more severe restrictions and civil money penalties.  Complete copies of the regulatory orders were attached as exhibits to a Form 8-K filed with the SEC on November 27, 2009.

Challenges Posed by the Weak Economy and Distressed Real Estate Market.

The Company is operating in a difficult and uncertain economic environment characterized by high unemployment rates, a weak real estate market and a weak economy.  As a result, capital raising alternatives, such as issuing common or preferred stock or borrowing funds at attractive rates are generally not available.  Sales of either fixed assets or pools of loans to increase capital ratios may also have a negative impact on the Company.  The economic recession and contraction of the local and national real estate markets have also resulted in higher provisions for loan losses and loan charge-offs, and these same trends may also cause further valuation changes and losses in our loan and investment portfolios.  These conditions have reduced our capital levels and regulatory capital ratios over the past three years and may continue to do so in future periods.

Changing Interest Rates May Have a Negative Impact on Our Results of Operations.

Our earnings and cash flows are largely dependent on our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  If the interest rates paid on deposits and borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore our results of operations would be adversely affected.  Earnings would also be adversely affected if the interest rate received on our loans and other investments fall more quickly than the interest rates paid on our deposits and borrowings.  Although we believes that we have implemented effective asset and liability management strategies to reduce the adverse effects of changes in market interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have an adverse effect on our financial condition and results of operations.

During 2009 We Continued to Experience High Levels of Delinquencies, Non-performing Loans and Charge-offs.

During 2009, we continued to experience high levels of non-performing loans and loan delinquencies.  Our non-performing loans totaled $75.3 million, or 5.30% of total loans at December 31, 2009, compared to $107.7 million, or 6.91% of total loans at December 31, 2008.  Our loans past due totaled $113.4 million, or 8.0% of total loans receivable at December 31, 2009, compared to $145.9 million, or 9.4% of total loans at December 31, 2008.  The continued high level of non-performing and delinquent loans has resulted in high levels of loan charge-offs.  During 2009, net charge-offs totaled $23.4 million.  To the extent that our loan portfolio continues to deteriorate, our financial condition and results of operations will be materially and adversely affected.  Continued deterioration could also lead to additional actions by regulators that could have a direct material impact on our financial condition and results of operation.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Results of Operation Would be Negatively Impacted.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we analyze our loss and delinquency experience by loan categories and we consider the impact of existing economic conditions.  If the results of our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance and would decrease our net income.  Although we are unaware of any specific weaknesses in our loan portfolio that would require increases in our allowance at the present time, we may need to increase our allowance further in the future due to credit deterioration, our emphasis on loan growth and on increasing our portfolio of commercial real estate loans.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations and financial condition.

Continued Deterioration of our Investment Portfolio Could Have a Negative Impact on Our Results of Operations.

The current sustained economic downturn has resulted in a decline in the value of our overall investment portfolio, including a decline in value of mortgage related securities which are dependent upon the performance of the underlying mortgages that provide the principal and interest cash flow for the securities.  Similarly, growing states and municipality budget deficits resulting from declining tax revenues will result in related declines in the value of debt securities they have issued in prior years.  Continued weakness or deterioration in general economic market conditions could result in future impairment losses on these securities or other investment securities.

If Our Investment in the Federal Home Loan Bank of Chicago is Classified as Other Than Temporarily Impaired, Our Earnings and Stockholders’ Equity Could Decrease.

               We own common stock of the Federal Home Loan Bank of Chicago (FHLBC) in order to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBC’s advance program.  The fair value of our FHLBC common stock as of December 31, 2009 was $21.7 million based on its cost.  There is no trading market for our FHLBC common stock.

               Certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels.  In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLBC, could be substantially diminished or reduced to zero.  Consequently, there is a risk that our investment in FHLBC common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of any impairment charge.

Our Shareholders Own a Minority of Waterstone Financial Common Stock and Are Not Able to Exercise Voting Control Over Most Matters Put to a Vote of Shareholders.

Public shareholders own a minority of the outstanding shares of Waterstone Financial common stock.  As a result, public shareholders are not able to exercise voting control over most matters put to a vote of shareholders. Lamplighter Financial, MHC owns a majority of Waterstone Financial’s common stock and, through its Board of directors, is able to exercise voting control over most matters put to a vote of shareholders, including possible acquisitions.  The same directors who govern Waterstone Financial and WaterStone Bank also govern Lamplighter Financial, MHC.  The only matters which Lamplighter Financial, MHC is not able to exercise voting control are those requiring a separate vote of shareholders other than Lamplighter Financial, MHC.

Our Non-Interest Expense Will Increase Because of Increases in FDIC Insurance Premiums

The FDIC assesses premiums for deposit insurance on insured banks and savings banks.  This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits.  Federal law requires that the FDIC establish a reserve ratio for the deposit insurance fund at 1.15% to 1.50% of estimated insured deposits.  If this reserve ratio drops below 1.15% or the FDIC expects that it will do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with sustained weakness in the economy have significantly reduced the Deposit Insurance Fund’s reserve ratio.  The FDIC imposed a 10 basis point special assessment that was collected on September 30, 2009.  On November 12, 2009, the FDIC issued a rule pursuant to which all insured depository institutions are required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  The prepayment was due on December 31, 2009.  Under the rule, the assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 was equal to the modified third quarter assessment rate plus an additional 3 basis points.  In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  WaterStone Bank received a waiver from the FDIC with respect to the 2010, 2011 and 2012 insurance prepayment.

These actions significantly increased our non-interest expense in 2009, and will continue to increase non-interest expense in future years as long as the FDIC designated reserve ratio remains low.

Item 1B.   Unresolved Staff Comments

None

 Item 2.   Properties

We conduct substantially all of our business through eight banking offices and automated teller machines ("ATM").  We believe that our facilities are adequate for our operations.

	Owned Or	Year	December 31, 2009
Location	Leased	Acquired	Net Book Value
			(In Thousands)
Branches:
7500 West State Street
Wauwatosa, Wisconsin	Own	1971	$993

6560 South 27th Street
Oak Creek, Wisconsin	Own	1986	$1,055

21505 East Moreland Blvd (1)
Waukesha, Wisconsin	Own	2005	$4,916

1233 Corporate Center Drive
Oconomowoc, Wisconsin	Own	2003	$2,584

1230 George Towne Drive
Pewaukee, Wisconsin	Own	2004	$3,633

6555 S 108th St
Franklin, Wisconsin	Own	2006	$2,484

W188N9820 Appleton Ave
Germantown, Wisconsin	Own	2006	$2,462

10101 W Greenfield Ave
West Allis, Wisconsin	Own	2006	$4,207

7136 W State Street (1)
Wauwatosa, Wiscsonsin	Own	2000	$503

Corporate Center:
11200 West Plank Court
Wauwatosa, Wisconsin	Own	2004	$4,734

Waterstone Mortgage Corporation
1133 Quail Court
Pewaukee, WI 53072	Lease	2006	$174

(1) Drive-up banking facility only.

Item 3.   Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At December 31, 2009, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.  Other than the consent order we have entered into with the WDFI and FDIC and the cease and desist order entered into with the OTS, both of which are discussed under Item 1. Business and Item 1A. Risk Factors, we have no pending proceedings before any agency.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable

Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

The common stock of Waterstone Financial, Inc. is traded on The NASDAQ Global Select Market® under the symbol WSBF.

As of February 28, 2010, there were 31,250,097 shares of common stock outstanding and 3,980 shareholders of record of the common stock.  Waterstone Financial, Inc became a publicly-held corporation on October 4, 2005.

Waterstone Financial has never paid cash dividends on its common stock, and our board currently has no plan to pay cash dividends on the common stock.  If the board considers a cash dividend in the future, the payment of dividends will depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions and regulatory restrictions that affect our ability to pay dividends.  We cannot assure you that any dividends will be paid or that, if paid, they will not be reduced or eliminated in the future.  Special cash or stock dividends, to the extent permitted by applicable policy and regulation, may be paid in addition to, or in lieu of, regular cash dividends.

Our ability to pay dividends will depend, in part, upon our receipt of dividends from WaterStone Bank, because we have no significant source of income other than dividends from WaterStone Bank, earnings on our investments and interest payments on our loan to WaterStone Bank’s employee stock ownership plan.  Wisconsin law generally allows WaterStone Bank to pay dividends to Waterstone Financial equal to up to 50% of WaterStone Bank’s net profit in the current year without prior regulatory approval and above such amount, including out of retained earnings, with prior regulatory approval. A consent order jointly issued by the WDFI and the FDIC effective December 18, 2009 prohibits the payment of a dividend without written regulatory approval.

Market Information

The high and low quarterly trading prices during fiscal 2009 and 2008 were as follows:

2009	High	Low
1st Quarter	3.73	1.84
2nd Quarter	4.98	1.90
3rd Quarter	5.59	2.95
4th Quarter	5.16	1.77

2008
1st Quarter	13.30	11.30
2nd Quarter	13.17	10.62
3rd Quarter	11.94	9.06
4th Quarter	9.60	2.91

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

Stock/Index	10/4/2005	12/31/05	12/31/2006	12/31/2007	12/31/2008	12/31/2009

Waterstone Financial, Inc (WSBF)	100.00	114.40	178.20	128.20	33.50	20.50
NASDAQ Stock Market (^IXIC)	100.00	103.08	112.90	123.98	73.72	106.07
ABA NASDAQ Commumity Bank Index (^ABAQ)	100.00	102.75	116.49	89.87	74.55	60.24

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

	At December 31,					At June 30,
	2009	2008	2007	2006	2005	2005
	(In Thousands)
Selected Financial Condition Data:

Total assets	$1,868,266	$1,885,432	$1,710,202	$1,648,470	$1,511,209	$1,386,132
Available for sale securities	205,415	179,887	172,137	117,330	121,955	83,991
Federal Home Loan Bank stock	21,653	21,653	19,289	17,213	14,406	14,097
Loans receivable, net	1,391,516	1,534,591	1,389,209	1,365,712	1,306,716	1,213,561
Cash and cash equivalents	71,120	23,849	17,884	73,807	16,498	20,467
Deposits	1,164,890	1,195,897	994,535	1,036,218	1,045,593	1,128,791
Borrowings	507,900	487,000	475,484	334,003	201,212	93,162
Total shareholders' equity	168,592	171,267	201,819	241,272	231,696	133,416
Allowance for loan losses	28,494	25,167	12,839	7,195	5,250	4,606
Non-performing loans	75,313	107,730	80,350	28,888	18,065	13,076

					Six Months
					Ended	Year Ended
	Years Ended December 31,				December 31,	June 30,
	2009	2008	2007	2006	2005	2005
	(In Thousands, except per share amounts)
Selected Operating Data:
Interest income	$98,488	$104,078	$96,975	$92,228	$42,036	$74,207
Interest expense	54,577	63,027	62,134	53,779	20,758	36,068
Net interest income	43,911	41,051	34,841	38,449	21,278	38,139
Provision for loan losses	26,687	37,629	11,697	2,201	1,035	1,238
Net interest income after
provision for loan losses	17,224	3,422	23,144	36,248	20,243	36,901
Noninterest income	12,208	6,291	6,842	5,156	2,244	3,257
Noninterest expense	40,876	33,860	28,682	28,652	18,303	23,522
Income (loss) before income taxes	(11,444)	(24,147)	1,304	12,752	4,184	16,636
Provision for income taxes (benefit)	(1,306)	2,299	(254)	4,699	1,471	7,520

Net income (loss)	$(10,138)	$(26,446)	$1,558	$8,053	$2,713	$9,116

Income (loss) per share – basic (1)	$(0.33)	$(0.87)	$0.05	$0.24	$(0.02)	N/A
Income (loss) per share – diluted (1)	$(0.33)	$(0.87)	$0.05	$0.24	$(0.02)	N/A

(1) The 2005 loss per share is based upon net loss and weighted average shares outstanding from the date of reorganization (October 4, 2005) to December 31, 2005.

						At or for the
						Six Months	At or for the
	At or For the Years Ended					Ended	Year Ended
	December 31,					December 31.	June 30,
	2009	2008	2007	2006	2005	2005	2005
Selected Financial Ratios (4) and Other Data:

Performance Ratios:
Return (loss) on average assets	(0.53%)	(1.44%)	0.09%	0.50%	0.43%	0.36%	0.70%
Return (loss) on average equity	(6.12)	(13.76)	0.72	3.41	4.52	3.22	7.12
Interest rate spread (1)	2.25	2.04	1.74	2.00	2.56	2.43	2.74
Net interest margin (2)	2.41	2.32	2.19	2.52	2.95	2.96	3.04
Noninterest expense to average assets	2.14	1.85	1.73	1.80	2.09	2.44	1.81
Efficiency ratio (3)	72.84	71.52	68.85	66.19	67.80	77.84	56.88
Average interest-earning assets to average interest-bearing liabilities	105.28	107.85	111.68	114.59	113.07	118.38	110.29

Capital Ratios:
Equity to total assets at end of period	9.02%	9.08%	11.80%	14.64%	15.33%	15.33%	9.63%
Average equity to average assets	8.67	10.44	13.07	14.79	9.41	11.25	9.83
Total capital to risk-weighted assets	13.74	12.84	13.43	21.36	22.79	22.79	14.05
Tier I capital to risk-weighted assets	12.48	11.58	12.52	20.75	22.29	22.29	13.58
Tier I capital to average assets	8.71	8.93	10.08	14.47	14.23	14.23	9.84

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	2.01%	1.61%	0.92%	0.52%	0.40%	0.40%	0.38%
Allowance for loan losses as a percent of non-performing loans	37.83	23.36	15.98	24.91	29.06	29.06	35.22
Net charge-offs to average outstanding loans during the period	1.54	1.67	0.44	0.02	0.03	0.06	0
Non-performing loans as a percent of total loans	5.30	6.91	5.73	2.10	1.39	1.39	1.07
Non-performing assets as a percent of total assets	6.76	5.71	5.20	1.75	1.20	1.21	0.98

Other Data:
Number of full service Bank offices	8	8	8	7	5	5	5
Number of limited service Bank offices	1	1	1	1	1	1	1

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

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our results of operations depend substantially on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of residential loans, construction loans and debt and mortgage related securities and the interest we pay on our interest-bearing liabilities, consisting primarily of time deposits and borrowings from the FHLBC.  WaterStone Bank is primarily a mortgage lender with mortgage loans comprising 96.7% of total loans receivable at December 31, 2009.  Further, 88.6% of total loans receivable at December 31, 2009 were residential mortgage loans of which 46.3% were one– to four-family residential mortgage loans and 36.5% were over four-family residential mortgage loans.  WaterStone Bank funds loan production primarily with retail deposits.  Total deposits were 62.4% of total assets on December 31, 2009.  In addition, 86.8% of total deposits were time deposits-also known as certificates of deposit.  Deposits obtained from brokers totaled $63.6 million at December 31, 2009.  WaterStone Bank uses borrowings from the FHLBC as a secondary source of funding.  FHLBC advances outstanding at December 31, 2009 totaled $423.9 million or 22.7% of total assets.

Our results of operations also are significantly affected by our provision for loan losses, non-interest income and non-interest expense.  During the past three years, the significant provision for loan losses has had the greatest impact on our results of operations.  Non-interest income currently consists of mortgage banking income, service fees, income from the increase on the cash surrender value of life insurance and miscellaneous other income, partially offset by impairment losses on securities.  Non-interest expense currently consists of compensation and employee benefits, occupancy, real estate owned expense, data processing, advertising, professional fees and other operating expenses including FDIC insurance premiums.  Our results of operations are also affected by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

                Income Taxes. The Company and its subsidiaries file consolidated federal and combined state income tax returns. The provision for income taxes is based upon income in the consolidated financial statements, rather than amounts reported on the income tax return.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

During 2008, the Company recorded net income tax expense of $2.3 million which included $13.2 million of additional income tax expense to establish a valuation allowance against the Company’s net deferred tax asset.  Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Examples of positive evidence may include the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods.  Examples of negative evidence may include cumulative losses in a current year and prior two years and general business and economic trends.  At both December 31, 2009 and 2008, the Company determined a valuation allowance was necessary, largely based on the negative evidence represented by a cumulative loss in the most recent three-year period caused by the significant loan loss provisions recorded during those three years.  In addition, general uncertainty regarding the economy and the housing market has increased the potential volatility and uncertainty of projected earnings.  Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly.

Positions taken in the Company’s tax returns are subject to challenge by the taxing authorities upon examination.  The benefit of uncertain tax positions are initially recognized in the financial statements only when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.   Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement.

During the first quarter of 2007, the Company settled a dispute with the state of Wisconsin regarding the operations of the Company’s investment subsidiary located in the state of Nevada.  The settlement covered the Nevada operations through the March 30, 2007 settlement date.  The settlement had no material effect on net income for the year ended December 31, 2007 as the full liability of $4.9 million, including interest, net of deferred Federal tax benefit of $1.7 million, was accrued in prior periods.

Management believes the Company’s tax policies and practices are critical because the determination of the tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets.  We have no plans to change the tax recognition methodology in the future.  If the estimated valuation allowance against our deferred asset is adjusted it will affect our future net income.  At of December 31, 2009, there was a valuation allowance of $16.9 million.  At December 31, 2008, the valuation allowance was $13.5 million.  The net recorded deferred tax asset, after valuation allowance was $3.2 million at December 31, 2009 and $5.6 million at December 31, 2008.  The remaining net deferred tax assets at December 31, 2009 and 2008 were primarily supported by available tax planning strategies.  The deferred tax asset at December 31, 2008 was partially supported by taxes paid in prior years recoverable by carry back.

Comparison of Financial Condition at December 31, 2009 and at December 31, 2008

Total Assets. Total assets decreased by $17.2 million, or 0.9%, to $1.87 billion at December 31, 2009 from $1.89 billion at December 31, 2008. The decrease in total assets resulted primarily from a $139.7 million decrease in loans receivable, partially offset by increases in cash and cash equivalents of $47.3 million, securities available for sale and held to maturity of $18.2 million, loans held for sale of $32.1 million and real estate owned of $26.3 million.

Cash and Cash Equivalents. Cash and cash equivalents increased by $47.3 million to $71.1 million at December 31, 2009 from $23.8 million at December 31, 2008.  The increase in cash and cash equivalents reflects the Company’s decision to maintain higher than usual liquidity in the current weak economic environment and relatively low rates of return available on securities and other investments.

Securities Available for Sale.  Securities available for sale increased by $25.5 million, or 14.2%, to $205.4 million at December 31, 2009 from $179.9 million at December 31, 2008.  The increase in the available for sale portfolio resulted from an increase in debt securities such as government agency and municipal securities.  The $25.5 million increase in securities available for sale consisted of the reinvestment of $10.3 million of earnings related to securities, a $6.3 million reduction in the net unrealized loss and $7.3 million of securities held to maturity reinvested in securities available for sale.

Debt securities increased by $45.9 million to $88.6 million at December 31, 2009 from $42.7 million at December 31, 2008.  The increase in debt securities was partially offset by a $14.7 million decrease in mortgage related securities to $116.8 million at December 31, 2009 from $131.5 million as of December 31, 2009.  The shift in the composition of the securities portfolio towards less volatile, shorter-term debt securities reflects a decision to increase portfolio liquidity.

During the year ended December 31, 2009, the Company identified two available for sale securities with a total December 31, 2009 fair value of $15.8 million that was determined to be other than temporarily impaired.  As a result of the Company’s analysis, a $7.2 million impairment has been recognized as of December 31, 2009, with respect to this security.  Of the total impairment on this security, $1.1 million has been identified as a credit loss and has been recognized as a current year expense.  The remaining $6.1 million impairment (before taxes) is included in other comprehensive income.

Securities Held to Maturity.  Securities held to maturity decreased by $7.3 million, or 73.4%, to $2.6 million at December 31, 2009 from $9.9 million at December 31, 2008.  During the year ended December 31, 2009, two securities that had been designated as held to maturity were called by their issuer.  The securities had a total amortized cost of $7.3 million.  As of December 31, 2009, the Company held one security that has been designated as held to maturity.  The security has an amortized cost of $2.6 million and an estimated fair value of $1.9 million.  The final maturity of this security is 2022, however, it is callable quarterly.  This higher yielding structured corporate note accrues interest based on the range of a constant maturity treasury yield spread and therefore has a higher potential for market value volatility.  As the Company has the intent and ability to hold this security until it matures, it has been classified as held to maturity rather than as available for sale.

Loans Held for Sale. Loans held for sale increased by $32.1 million to $45.1 million at December 31, 2009, from $13.0 million at December 31, 2008.  The increase in loans held for sale resulted primarily from an increase in origination activity driven by lower mortgage interest rates during the current period combined with an increase in mortgage banking staff and office locations.

Loans Receivable.  Loans receivable decreased $139.7 million, or 9.0%, to $1.42 billion at December 31, 2009 from $1.56 billion at December 31, 2008.  The decrease in loans receivable reflects a decline in loan demand combined with the Company’s more stringent loan underwriting requirements.  Loans originated for investment totaled $128.9 million during the year ended December 31, 2009 compared to $436.8 million for the year ended December 31, 2008.  In addition to the decrease due to a decline in origination activity, total loans outstanding declined due to $54.1 million in loans transferred to real estate owned and $23.4 million in net charge-offs. The 2009 decrease was primarily attributable to a $108.9 million decrease in one- to four-family loans and a $62.0 million decrease in land and construction loans, which was partially offset by a $24.0 million increase in over four-family loans.  During the year ended December 31, 2009,.

Federal Home Loan Bank Stock. FHLBC stock remained unchanged at $21.7 million at December 31, 2009 and December 31, 2008.  Minimum stock ownership is based on a combination of member bank mortgage loans and FHLBC advances outstanding.  WaterStone Bank owns the minimum required amount of FHLBC stock based on the highest level of advances outstanding during 2009.  The FHLBC has not paid a dividend since the second quarter of 2007.  On October 10, 2007, the FHLBC entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board.  Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC has received approval of the Director of the Office of Supervision of the Federal Housing Finance Board ("OS Director"). The order also provides that dividend declarations are subject to the prior written approval of the OS Director.

Cash Surrender Value of Life Insurance. Cash surrender value of life insurance increased $1.5 million, or 4.8%, to $33.9 million at December 31, 2009 from $32.4 million at December 31, 2008.

Real Estate Owned. Total real estate owned increased $26.3 million, or 106.6%, to $50.9 million at December 31, 2009 from $24.7 million at December 31, 2008.  During the year ended December 31, 2009, the Company transferred $54.1 to real estate owned from the loan portfolio.  During the same period the Company sold approximately $24.3 million of real estate owned.  The overall $26.3 million increase in real estate owned was primarily due to a $10.3 million increase in one- to four-family real estate properties and a $9.4 million increase in construction and land properties.

Deposits. Total deposits decreased $31.0 million, or 2.6%, to $1.16 billion at December 31, 2009 from $1.20 billion at December 31, 2008.  Total time deposits decreased $30.1 million, or 2.9%, to $1.01 billion at December 31, 2009 from $1.04 billion at December 31, 2008.  The decrease in time deposits resulted from the run-off of non-local wholesale deposits, partially offset by an increase in time deposits originated through our local retail outlets.  Brokered time deposits originated through the wholesale market decreased $39.4 million, or 38.3%, to $63.6 million at December 31, 2009 from $103.0 million at December 31, 2008.  Time deposits originated through local retail outlets increased $9.3 million, or 1.0%, to $947.8 million at December 31, 2009 from $938.5 million at December 31, 2008.  The shift in the mix of deposits away from the wholesale market is intended to decrease our reliance on this source of funding.  Furthermore, a consent order issued by state and federal regulators effective December 18, 2009 prohibits the Bank from accepting new or renewed brokered deposits. Total money market and savings deposits decreased $8.9 million, or 8.8%, to $92.0 million at December 31, 2009 from $100.9 million at December 31, 2008.  Total demand deposits increased $8.0 million, or 14.9%, to $61.4 million at December 31, 2009 from $53.4 million at December 31, 2008.  The overall decrease in deposits is consistent with the drop in loans receivable and the reduced need for funding.

Borrowings. Total borrowings increased $20.9 million, or 4.3%, to $507.9 million at December 31, 2009 from $487.0 million at December 31, 2008.  Early in 2009 we borrowed $25.0 million from the FHLBC to fund the disbursement of advance payments by borrowers for taxes.  This FHLBC advance matured and was paid off in January of 2010.

Other Liabilities. Other liabilities decreased $4.2 million, or 13.7%, to $26.3 million at December 31, 2009 from $30.4 million at December 31, 2008.  The decrease resulted from a $3.3 million decrease in capital lease obligations and a $2.5 million decrease in accrued interest payable on deposits partially offset by a $1.1 million increase in accrued FDIC insurance premiums.  The decrease in the capital lease obligation resulted from the Company’s execution of a purchase option on its capital lease on a branch location during March 2009.  The decrease in accrued interest payable on deposits resulted from a decrease in the weighted average cost of funds on time deposits for the year ended December 31, 2009 as compared to the year ended December 31, 2008 combined with a decline in average outstanding balances.  The increase in accrued FDIC insurance premiums is partially attributable to general FDIC rate increases and an additional risk premium assessed on WaterStone Bank in particular.

Shareholders’ Equity.  Shareholders’ equity decreased $2.7 million, or 1.6%, to $168.6 million at December 31, 2009 from $171.3 million at December 31, 2008.  The decrease in shareholders’ equity was primarily due to a $9.0 million decrease in retained earnings.  The decrease in retained earnings was the result of the net loss of $10.1 million recognized during the year ended December 31, 2009, partially offset by a $1.1 million cumulative-effect adjustment for a change in accounting principle.  The cumulative-effect adjustment resulting from the adoption of new guidance impacting ASC Topic 320, Investments – Debt and Equity Instruments, relates to a security that had been deemed other-than-temporarily impaired during the year ended December 31, 2008.  The adjustment was made to reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis as of January 1, 2009, the effective date of the change in accounting principle. The decrease in shareholders’ equity due to the decrease in retained earnings was partially offset by a $4.2 million decrease in accumulated other comprehensive loss resulting from an increase in the market value of available for sale securities.  In addition to the decrease in accumulated other comprehensive loss, shareholders’ equity was positively affected by a $1.0 million increase in additional paid in capital related to stock based compensation and an $854,000 decrease in unearned ESOP shares.

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

	Years Ended December 31,
	2009				2008				2007
	Average			Average	Average			Average	Average			Average
	Balance	Interest		Rate	Balance	Interest		Rate	Balance	Interest		Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable, net	$1,519,348	$87,847	(1)	5.78%	$1,510,952	$92,860	(1)	6.13%	$1,387,803	$87,101	(1)	6.28%
Mortgage related securities(5) (6)	126,616	7,101		5.61	136,505	7,679		5.61	111,132	5,869		5.28
Other earning assets	174,593	3,540		2.03	116,395	3,539		3.03	90,859	4,005		4.41
Total interest-earning assets	1,820,557	98,488		5.41	1,763,852	104,078		5.88	1,589,794	96,975		6.10
Noninterest-earning assets	90,653				77,768				69,015
Total assets	$1,911,210				$1,841,620				$1,658,809
Interest-bearing liabilities:
Demand and money market accounts	115,276	362		0.31	141,052	2,103		1.49	143,295	4,478		3.13
Savings accounts	38,317	229		0.60	26,272	246		0.93	19,299	83		0.43
Certificates of deposit	1,047,692	33,858		3.23	951,780	39,849		4.18	857,319	40,297		4.70
Total interest-bearing deposits	1,201,285	34,449		2.87	1,119,104	42,198		3.76	1,019,913	44,858		4.40
Borrowings	511,384	19,967		3.90	494,655	20,380		4.11	381,614	16,791		4.40
Other interest bearing liabilities	16,596	161		0.97	21,674	449		2.07	21,963	485		2.21
Total interest-bearing liabilities	1,729,265	54,577		3.16	1,635,433	63,027		3.84	1,423,490	62,134		4.36
Noninterest-bearing liabilities	16,332				13,971				18,442
Total liabilities	1,745,597				1,649,404				1,441,932
Equity	165,614				192,216				216,877
Total liabilities and equity	$1,911,211				$1,841,620				$1,658,809
Net interest income		43,911				41,051				$34,841
Net interest rate spread (2)				2.25%				2.04%				1.74%
Net interest-earning assets (3)	$91,292				$128,419				$166,304
Net interest margin (4)				2.41%				2.32%				2.19%
Average interest-earning assets
to average interest-bearing
liabilities				105.28%				107.85%				111.68%

(1)   Includes net deferred loan fee amortization income of $887,000, $1,582,000 and $2,164,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
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

	Years Ended December 31,			Years Ended December 31,
	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable(1) (2)	$489	(5,502)	(5,013)	$7,828	(2,069)	5,759
Mortgage related securites	(576)	(2)	(578)	1,422	388	1,810
Other interest-earning assets	1,408	(1,407)	1	964	(1,429)	(465)
Total interest-earning assets	1,321	(6,911)	(5,590)	10,214	(3,110)	7,104

Interest expense:
Demand and money market accounts	(473)	(1,268)	(1,741)	(69)	(2,306)	(2,375)
Savings accounts	89	(106)	(17)	39	124	163
Certificates of deposit	3,692	(9,683)	(5,991)	4,248	(4,696)	(448)
Total interest-bearing deposits	3,308	(11,057)	(7,749)	4,218	(6,878)	(2,660)
Borrowings	651	(1,064)	(413)	4,750	(1,161)	3,589
Other interest-bearing liabilities	(88)	(200)	(288)	(6)	(29)	(35)
Total interest-bearing liabilities	3,871	(12,321)	(8,450)	8,962	(8,068)	894
Net change in net interest income	$(2,550)	5,410	2,860	$1,252	4,958	6,210
_______________________________

(1)	Includes net deferred loan fee amortization income of $887,000, $1,582,000 and $2,164,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.

Comparison of Operating Results for the Years Ended December 31, 2009 and 2008

General. Net loss for the year ended December 31, 2009 totaled $10.1 million, or $0.33 for both basic and diluted loss per share, compared to net loss of $26.4 million, or $0.87 for both basic and diluted loss per share, for the year ended December 31, 2008.  The year ended December 31, 2009 generated a loss on average assets of 0.53% and a loss on average equity of 6.12%, compared to a loss on average assets of 1.44% and a loss on average equity of 13.76% for the year ended December 31, 2008.  The net loss for the year ended December 31, 2009 reflected continuing deterioration in asset quality in a weak economic environment which resulted in a $26.7 million provision for loan losses in 2009.  The 2009 loan loss provision represents a $10.9 million decrease from the $37.6 million provision for loan losses in 2008.  Increases of $2.9 million in net interest income, $5.7 million in mortgage banking income, an $885,000 decrease in impairment charge on securities considered to be other than temporarily impaired and a decrease of $3.6 million in income tax expense for the year ended December 31, 2009 compared to 2008 were partially offset by a $7.0 million increase in noninterest expense.  The increase in noninterest expense resulted from a $4.1 million increase in FDIC insurance expense (which included an FDIC special assessment) and an increase in real estate owned expense of $1.9 million.  Loan charge-off activity and specific loan reserves are discussed in additional detail in the Asset Quality section.  The net interest margin for the year ended December 31, 2009 was 2.41% compared to 2.32% for the year ended December 31, 2008.

                Total Interest Income - Total interest income decreased $5.6 million, or 5.4%, to $98.5 million during the year ended December 31, 2009 from $104.1 million during the year ended December 30, 2008, reflecting the decrease in market rates during 2009.

Interest income on loans decreased $5.0 million, or 5.4%, to $87.8 million during the year ended December 31, 2009 from $92.9 million during the year ended December 31, 2008.   The decrease in interest income was primarily due to a 35 basis point decrease in the average yield on loans to 5.78% for the year ended December 31, 2009 from 6.13% for the year ended December 31, 2008.  The decrease in interest income attributable to the decrease in the yield on loans was partially offset by an $8.4 million, or 0.6%, increase in the average balance of average loans outstanding to $1.52 billion during the year ended December 31, 2009 from $1.51 billion during the year ended December 31, 2008.  In addition to the decrease in interest income due to a decrease in the average yield, $1.5 million of the overall decrease compared to the prior year related to interest income recognized on a loan during the year ended December 31, 2008 that had previously been recorded on the cost recovery method.  The loan was originated to facilitate the sale of Company owned real estate during 2000 and the $1.5 million represented interest income that was collected but not recognized during the facilitation period.  The loan was paid in full during the third quarter of 2008, which resulted in full recognition of interest collected in prior periods.  This transaction had the effect of increasing the average yield on interest earning assets by 10 basis points for the year ended December 31, 2008.

Interest income on mortgage-related securities decreased $578,000, or 7.5%, to $7.1 million during the year ended December 31, 2009 from $7.7 million during the year ended December 31, 2008.  The decrease in interest income was primarily due to a $9.9 million, or 7.2%, decrease in the average balance of mortgage-related securities to $126.6 million for the year ended December 31, 2009 from $136.5 million during the year ended December 31, 2008.  The average yield on mortgage-related securities remained unchanged at 5.61% for the years ended December 31, 2009 and 2008.  The decline in the average balance of mortgage-related securities during the year ended December 31, 2009 reflects management’s decision to reinvest security portfolio cash flows in the more liquid government agency and higher yielding municipal debt securities.

Interest income on other earnings assets, consisting of debt securities, federal funds sold and short-term investments remained unchanged at $3.5 million for both the year ended December 31, 2009 and 2008, notwithstanding a 100 basis point decline in the average yield on other earning assets to 2.03% for the year ended December 31, 2009 from 3.03% for the comparable period in 2008.  The decrease in average yield on these investments reflected the decline in market interest rates as opposed to a shift in investment strategy or product mix.  The decrease in average yield was offset by a $58.2 million, or 50.0%, increase in the average balance of other earning assets to $174.6 million for the year ended December 31, 2009 from $116.4 million for the year ended December 31, 2008.  The increase in average balance reflected a strategic shift towards higher levels of liquidity.  The Company intends to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on loans and mortgage related securities.  The average balance of debt securities, federal funds sold and short-term investments includes FHLBC stock of $21.7 million and $20.9 million for the years ended December 31, 2009 and 2008, respectively.  On October 10, 2007, the FHLBC entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, dividend declarations are subject to the prior written approval of the Federal Housing Finance Board.  The FHLBC has not declared a dividend since it entered into the cease and desist order.  At the request of the FHLBC, on July 24, 2008, the Finance Board amended the cease and desist order to allow the FHLBC to redeem incremental purchases of capital stock tied to increased levels of borrowing through advances after repayment of those new advances.

Total Interest Expense - Total interest expense decreased by $8.5 million, or 13.4%, to $54.6 million for  the year ended December 31, 2009 from $63.0 million for the year ended December 31, 2008.  This decrease was the result of a decrease of 68 basis point decrease in our cost of funds to 3.16% for the year ended December 31, 2009 from 3.84% for the year ended December 31, 2008, which was partially offset by a $93.8 million, or 5.7%, increase in average interest bearing deposits and borrowings outstanding to $1.73 billion for the year ended December 31, 2009 from $1.64 billion for the year ended December 31, 2008.

Interest expense on deposits decreased $7.8 million, or 18.4%, to $34.5 million during the year ended December 31, 2009 from $42.3 million during the comparable period in 2008.  This was due to a decrease in the average cost of deposits of 89 basis points to 2.87% for the year ended December 31, 2009 compared to 3.76% for the year ended December 31, 2008  The decrease in interest expense attributable to the decrease in the cost of deposits was partially offset by an increase of $82.2 million, or 7.3%, in the average balance of interest bearing deposits to $1.20 billion for the year ended December 31, 2009 from $1.12 billion during the year ended December 31, 2008.  The decrease in the average cost of deposits reflects the Federal Reserve’s reduction of short term interest rates which are typically used by financial institutions in pricing deposit products.

Interest expense on borrowings decreased $685,000, or 3.3%, to $20.1 million during the year ended December 31, 2009 from $20.8 million during the year ended December 31, 2008.  The decrease resulted primarily from a 21 basis point decrease in the average cost of borrowings to 3.90% for the year ended December 31, 2009 from 4.11% for the year ended December 31, 2008, which was partially offset by a $16.7 million, or 3.4%, increase in average borrowings outstanding to $511.4 million for the year ended December 31, 2009 from $494.7 million for the year ended December 31, 2008.  The increased use of borrowings as a source of funding for the year ended December 31, 2009 reflected our assessment that such sources of funds provided favorable rates and terms compared to retail funding sources.  The reduction in short term interest rates by the Federal Reserve allowed banks such as WaterStone Bank to borrow funds at lower rates, helping to reduce our cost of funds.

Net Interest Income - Net interest income increased by $2.9 million or 7.0%, to $43.9 million during the year ended December 31, 2009 as compared to $41.1 million during the year ended December 31, 2008.  Net interest income continues to be positively affected by lower short and medium term interest rates in 2009, as compared to 2008 and by our interest bearing liabilities repricing at a faster rate than our interest earning assets.  The increase in net interest income resulted primarily from a 21 basis point increase in our interest rate spread to 2.25% for the year ended December 31, 2009 from 2.04% for the year ended December 31, 2008.  The 21 basis point increase in the interest rate spread resulted from a 68 basis point decrease in the average cost of interest bearing liabilities, which was only partially offset by a 47 basis point decrease in the average yield on interest earning assets.  The increase in net interest income resulting from an increase in our net interest rate spread was partially offset by a decrease in average net earning assets of $37.1 million, or 28.9%, to $91.3 million for the year ended December 31, 2009 from $128.4 million from the year ended December 31, 2008.  The decrease in average net earning assets was primarily attributable to an increase in loans transferred to real estate owned.  The average balance of real estate owned totaled $39.5 million for the year ended December 31, 2009 compared to $15.6 million for the year ended December 31, 2008.

Provision for Loan Losses – Our provision for loan losses decreased $10.9 million, to $26.7 million during the year ended December 31, 2009, from $37.6 million during the year ended December 31, 2008.  While the provision for loan losses has decreased from the prior year, it remained at historically high levels.  The provision for the year ended December 31, 2009 was the result of $23.4 million of net loan charge-offs combined with continued weakness in local real estate markets which required an overall increase to the allowance for loan losses.  See the Asset Quality section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $5.9 million, or 94.1%, to $12.2 million during the year ended December 31, 2009 from $6.3 million during the year ended December 31, 2008.  The increase primarily resulted from an increase in mortgage banking income.  Mortgage banking income increased $5.7 million to $10.0 million for the year ended December 31, 2009, compared to $4.3 million during the comparable period in 2008.  The increase was the result of an expansion of the branch network of our mortgage banking subsidiary and increased mortgage loan refinancing triggered by declines in mortgage interest rates during the period.  During the year ended December 31, 2009, the Company sold $707.1 million of mortgage loans into the secondary market, as compared to $266.0 million during the comparable period in 2008.

Noninterest Expense - Total noninterest expense increased $7.0 million, or 20.7%, to $40.9 million for the year ended December 31, 2009 from $33.9 million for the year ended December 31, 2008.  The increase was primarily attributable to higher FDIC insurance premiums, including a special assessment charged to income during the second quarter of 2009, and real estate owned expense.

Compensation, payroll taxes and other employee benefits expense increased $255,000, or 1.5%, to $17.3 million during the year ended December 31, 2009 compared to $17.1 million during the year ended December 31, 2008.  Due primarily to an expansion of our mortgage banking operations, total compensation, and payroll taxes increased $479,000, or 3.5%, to $14.1 million for the year ended December 31, 2009 compared to $13.6 million for the year ended December 31, 2008.  Company paid health insurance expense increased $133,000 to $1.1 million during the year ended December 31, 2009 compared to $963,000 during the year ended December 31, 2008.  Partially offsetting the increase in compensation and health insurance expense, ESOP expense decreased $526,000, to $250,000 for the year ended December 31, 2009 compared to $776,000 during the year ended December 31, 2008.  This decrease reflects the decrease in the Company’s average share price for the year ended December 31, 2009 compared to 2008.

Real estate owned expense increased $1.9 million, or 41.4%, to $6.4 million for the year ended December 31, 2009 compared to $4.6 million for the year ended December 31, 2008.  Real estate owned expense includes the net gain or loss recognized upon the sale of a foreclosed property, as well as the net operating and carrying costs related to the properties.  For the year ended December 31, 2009, net operational expenses increased $119,000 to $3.3 million from $3.2 million during the year ended December 31, 2008.  For the year ended December 31, 2009, the Company allocated additional resources to increasing occupancy rates and controlling costs at its income producing properties.  As a result, net operational expenses were relatively stable given the increase in properties under management.  The average balance of real estate owned totaled $39.5 million for the year ended December 31, 2009 compared to $15.6 million for the year ended December 31, 2008.  Net losses recognized on the write-down or sale of real estate owned totaled $3.1 million during the year ended December 31, 2009, compared to a net losses of $1.4 million during the year ended December 31, 2008.

Other noninterest expense increased $4.7 million, or 141.4%, to $8.0 million during the year ended December 31, 2009 from $3.3 million during the year ended December 31, 2008.  The increase resulted primarily from a $4.1 million increase in FDIC deposit insurance premiums to $4.7 million for the year ended December 31, 2009 from $545,000 for the year ended December 31, 2008.  The increase resulted from both an increase in the premium rate as well as a special assessment totaling $876,000 that was paid on September 30, 2009.

Income Taxes – We recorded an income tax benefit of $1.3 million for the year ended December 31, 2009, primarily as a result of federal and Wisconsin tax law changes enacted during 2009.  In the first quarter a Wisconsin state tax law change was enacted (with retroactive effect to January 1, 2009) requiring combined filing in Wisconsin.  We recognized a state tax benefit in connection with the establishment of a Wisconsin deferred tax asset (which does not require a valuation allowance) related to the net unrealized loss on securities available for sale owned by the Company's Nevada subsidiary.  In addition, we recognized a federal tax benefit as a result of legislation passed in the fourth quarter of 2009 allowing a one-time carry back of tax losses for up to five years.  The effective tax rate for the year ended December 31, 2009 was 11.4%.

Income tax expense of $2.3 million for the year ended December 31, 2008 is comprised of $7.6 million in deferred tax expense partially offset by current tax benefit of $5.3 million.  The deferred tax expense is the result of valuation allowances established in accordance with generally accepted accounting principles. The effective tax rate for the year ended December, 31, 2008 was (9.5%).

Net Loss - As a result of the foregoing factors, net loss for the year ended December 31, 2009 was $10.1 million as compared to a net loss of $26.4 million during the year ended December 31, 2008.

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

        Income Taxes. Income tax expense of $2.3 million for the year ended December 31, 2008 is comprised of $7.6 million in deferred tax expense partially offset by current tax benefit of $5.3 million.  The deferred tax expense is the result of valuation allowances established in the third quarter of 2008 in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  Under generally accepted accounting a principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The current year benefit is equal to the refund receivable as a result of carrying back current year taxable losses to prior years.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 4.5% and 2.4% for the years ended December 31, 2009 and 2008.  The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets.  We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans.  We also adjust liquidity as appropriate to meet asset and liability management objectives.  The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the full Asset/Liability Committee.  Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.  Regulatory liquidity, as required by the Wisconsin Department of Financial Institutions, is based on current liquid assets as a percentage of the prior month’s average deposits and short-term borrowings.  Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings.  The Bank’s primary and total regulatory liquidity at December 31, 2009 were 11.97% and 14.56%, respectively.

Our primary sources of liquidity are deposits, amortization and prepayment of loans, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competitors.  However, effective March 1, 2010, our deposit rates are capped by the FDIC.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.  Additional sources of liquidity for the purpose of managing long- and short-term cash flows include advances from the FHLBC.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At December 31, 2009 and 2008, respectively, $71.1 million and $23.8 million of our assets were invested in cash and cash equivalents.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage related securities, increases in deposit accounts, Federal funds purchased and advances from the FHLBC.

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

During the year ended December 31, 2009, loan repayments net of loan originations generated positive cash flows of $62.3 million.  During the years ended December 31, 2008 and 2007, our loan originations, net of collected principal, totaled $216.0 million and $48.6 million, respectively.  Cash received from the calls, maturities and principal repayments of debt and mortgage related securities totaled $58.9 million, $24.7 million and $23.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.  We purchased $72.4 million, $42.1 million and $76.4 million in debt and mortgage related securities classified as available for sale during the years ended December 31, 2009, 2008 and 2007, respectively.  In addition, we purchased $4.3 million and $7.6 million in securities classified as held to maturity during the years ended December 31, 2008 and 2007, respectively.  We sold $515,000 in available for sale debt and mortgage related securities during the year ended December 31, 2009.  There were no securities sold during the years ended December 31, 2008 and 2007.

Deposit flows are generally affected by the level of interest rates, market conditions and products offered by local competitors and other factors.  The net decrease in deposits was $31.0 million during the year ended December 31, 2009.  This compares to a net increase in deposits of $201.4 million for the year ended December 31, 2008 and a net decrease in deposits of $41.7 million during the year ended December 31, 2007.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC, which provide an additional source of funds.  At December 31, 2009, we had $423.9 million in fixed-rate advances from the FHLBC, of which $73.9 million was due within 12 months, and an additional available borrowing limit of $134.0 million based on collateral requirements of the FHLBC.

At December 31, 2009, we had outstanding commitments to originate loans of $13.6 million and unfunded commitments under construction loans, lines of credit and standby letters of credit of $50.8 million.  At December 31, 2009, certificates of deposit scheduled to mature in less than one year totaled $920.1 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBC advances to maintain our level of assets.  However, such borrowings may not be available on attractive terms, or at all, if and when needed.  Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available for sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

WaterStone Bank has various financial obligations, including contractual obligations and commitments that may require future cash payments.  The following tables present information indicating various non-deposit contractual obligations and commitments of WaterStone Bank as of December 31, 2009 and the respective maturity dates.

Contractual Obligations

			More Than	More Than
			One Year	Three Years
		One Year or	Through	Through Five	Over Five
	Total	Less	Three Years	Years	Years
	(In Thousands)
Deposits without a stated maturity (5)	$153,448	$153,448	$-	$-	$-
Certificates of deposit (5)	1,011,442	920,068	84,513	6,861	-
Federal Home Loan Bank advances (1)	423,900	73,900	-	-	350,000
Repurchase agreements (2) (5)	84,000	-	-	-	84,000
Operating leases (3)	536	238	298	-	-
State income tax obligation (4)	1,242	1,242	-	-	-
Salary continuation agreements	1,681	576	340	340	425
Total Contractual Obligations	$1,676,249	$1,149,472	$85,151	$7,201	$434,425

_______________

(1)	Secured under a blanket security agreement on qualifying assets, principally, mortgage loans. Excludes interest that will accrue on the advances. All Federal Home Loan Bank advances with maturities exceeding five years are callable on a quarterly basis.
(2)	The repuchase agreements are callable on a quarterly basis.
(3)	Represents non-cancellable operating leases for offices and equipment.
(4)	Represents remaining amounts due to the Wisconsin Department of Revenue related to the operations of the Company's Nevada subsidiary.
(5)	Excludes interest.

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of December 31, 2009.

Other Commitments

			More than	More than
			One Year	Three
			through	Years
		One Year	Three	Through	Over Five
	Total	or Less	Years	Five Years	Years
	(In Thousands)
Real estate loan commitments(1)	$13,607	$13,607	$-	$-	$-
Unused portion of home equity lines of credit(2)	28,376	28,376	-	-	-
Unused portion of construction loans(3)	7,861	7,861	-	-	-
Unused portion of business lines of credit	13,581	13,581
Standby letters of credit	1,001	911	90	-	-
Total Other Commitments	$64,426	$64,336	$90	$-	$-
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

Impact of Recent Accounting Pronouncements

In the first quarter 2009, the Company elected to early adopt new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures, related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  This new guidance requires an assessment of whether certain factors exist to indicate that the market for an instrument is not active at the measurement date. If, after evaluating those factors, the evidence indicates the market is not active, the Company must determine whether recent quoted transaction prices are associated with distressed transactions. If the Company concludes that the quoted prices are associated with distressed transactions, an adjustment to the quoted prices may be necessary or the Company may conclude that a change in valuation technique or the use of multiple techniques may be appropriate to estimate an instrument’s fair value.  The adoption did not have an impact on financial position, results of operation or liquidity.  For further information about fair value measurements, refer to Notes 2 and 13 to the Consolidated Financial Statements.

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

On January 1, 2009, the Company adopted new guidance impacting ASC Topic 260, Earnings Per Share, related to determining whether instruments granted in share-based payment transactions are participating securities.  The guidance clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of basic earnings per share using the two-class method and was applied retrospectively to all prior periods presented.  The adoption had no impact on the year ended December 31, 2009 and 2008 basic and diluted net income per common share.  For further earnings per share information, refer to Note 14 to the Consolidated Financial Statements.

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

In June 2009, the FASB issued ASC Topic 860-10-65, Accounting for Transfers of Financial Assets.  The standard removes the concept of a qualifying special-purpose entity from ASC Topic 860, Transfers and Servicing, and eliminates the exception for qualifying special-purpose entities from consolidation guidance.  In addition, the standard establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale.  If the transfer does not meet established sale conditions, the transferor and transferee must account for the transfer as a secured borrowing.  An enterprise that continues to transfer portions of a financial asset that do not meet the established sale conditions would be eligible to record a sale only after it has transferred all of its interest in that asset.  The effective date is fiscal years beginning after November 15, 2009.  Accordingly, the Company will adopt the provisions in the first quarter 2010.  The Company is currently evaluating the impact of the provisions.

Also, in June 2009, the FASB issued ASU N0. 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting for Enterprises involved with Variable Interest Entities”.  The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, is the primary beneficiary and is required to consolidate the variable interest entity with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity.  In addition, the standard requires reconsideration of whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.  It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and additional disclosures about an enterprise’s involvement in variable interest entities. The effective date is fiscal years beginning after November 15, 2009.  Accordingly, the Company will adopt the provisions in the first quarter 2010.  The Company is currently evaluating the impact of the provisions.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05 (ASU 2009-05), which provides amendments to ASC Topic 820, Fair Value Measurements and Disclosures, for the fair value measurement of liabilities.  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability when traded as an asset or a quoted price for a similar liability when traded as an asset, or another valuation method that is consistent with the principles of ASC Topic 820, Fair Value Measurements and Disclosures.  ASU 2009-05 also provides clarification that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This statement is effective for the first interim or annual reporting period ending after December 15, 2009. The Company adopted the accounting standard in the fourth quarter of 2009. The adoption of this accounting standard, had no material impact on the Company’s results of operations, financial position, and liquidity.

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

Quarterly Financial Information

The following table sets forth certain unaudited quarterly data for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2009 (unaudited)
Interest income	$24,991	$24,814	$24,668	$24,015
Interest expense	14,709	14,361	13,424	12,083
Net interest income	10,282	10,453	11,244	11,932
Provision for loan losses	7,201	3,001	8,853	7,632
Net interest income after provision for loan losses	3,081	7,452	2,391	4,300
Total noninterest income	720	3,574	3,955	3,959
Total noninterest expense	7,906	9,177	9,918	13,875
Income (loss) before income taxes	(4,105)	1,849	(3,572)	(5,616)
Income taxes (benefit)	(503)	498	-	(1,301)
Net income (loss)	$(3,602)	$1,351	$(3,572)	$(4,315)
Income (loss) per share – basic	$(0.12)	$0.04	$(0.12)	$(0.14)
Income (loss) per share - diluted	$(0.12)	$0.04	$(0.12)	$(0.14)

2008 (unaudited)
Interest income	$24,577	$25,248	$28,087	$26,166
Interest expense	16,084	15,498	15,756	15,689
Net interest income	8,493	9,750	12,331	10,477
Provision for loan losses	2,699	8,577	23,301	3,052
Net income after provision for loan losses	5,794	1,173	(10,970)	7,425
Total noninterest income	1,727	2,252	597	1,715
Total noninterest expense	7,002	8,653	9,236	8,969
Income (loss) before income taxes	519	(5,228)	(19,609)	171
Income taxes (benefit)	(90)	(2,692)	8,578	(3,497)
Net income (loss)	$609	$(2,536)	$(28,187)	$3,668
Income (loss) per share – basic	$0.02	$(0.08)	$(0.92)	$0.11
Income (loss) per share - diluted	$0.02	$(0.08)	$(0.92)	$0.11

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates.  We have implemented the following strategies to manage our interest rate risk: (i) emphasizing variable rate loans including variable rate one- to four-family, and commercial real estate loans as well as three to five year commercial real estate balloon loans; (ii) reducing and shortening the expected average life of the investment portfolio; and (iii) whenever possible, lengthening the term structure of our deposit base and our borrowings from the FHLBC.  These measures should reduce the volatility of our net interest income in different interest rate environments.

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2009 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a negative impact on net interest income and earnings.

Percentage Increase (Decrease) in Estimated Net Annual Interest Income Over 12 Months

300 basis point gradual rise in rates	4.24%
200 basis point gradual rise in rates	4.30%
100 basis point gradual rise in rates	4.55%
100 basis point gradual decline in rates	4.27%
200 basis point gradual decline in rates	2.10%
300 basis point gradual decline in rates	(0.05%)

WaterStone Bank’s Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 20% for various levels of interest rate changes measured over a 12-month period when compared to the flat rate scenario.  In addition, projected changes in the economic value of equity are limited to a maximum decline of 10% to 80% for interest rate movements of 100 to 300 basis points when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  Because our balance sheet is liability sensitive, net interest income is projected to decline as interest rates rise.  However, due to the historically low short-term current interest rate environment and related low cost of deposits, significant declines in interest rates do not result in a proportionate decline in the cost of deposits even though deposit liabilities reprice slightly faster than do loans.  At December 31, 2009, a 100 basis point gradual increase in interest rates had the effect of increasing forecast net interest income by 4.55% while a 100 basis point decrease in rates had the effect of increasing net interest income by 4.27%.  At December 31, 2009, a 100 basis point gradual increase in interest rates had the effect of reducing the economic value of equity by 9.58% while a 100 basis point decrease in rates had the effect of increasing the economic value of equity by 0.06%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of directors

Waterstone Financial, Inc.:

We have audited the accompanying consolidated statements of financial condition of Waterstone Financial, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in note 2 to the financial statements, the Company changed its method for accounting for other than temporary impairment of securities due to the adoption of ASC 320 Investments - Debt and Equity Instruments.

/s/ KPMG LLP

Milwaukee, Wisconsin
March 16, 2010

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
December 31, 2009 and 2008

	December 31,
	2009	2008
Assets	(In Thousands, except share data)
Cash	$57,234	14,847
Federal funds sold	9,631	9,002
Interest-earning deposits in other financial institutions
and other short term investments	4,255	-
Cash and cash equivalents	71,120	23,849
Securities available for sale (at fair value)	205,415	179,887
Securities held to maturity (at amortized cost)
fair value of $1,930 in 2009 and $8,165 in 2008	2,648	9,938
Loans held for sale	45,052	12,993
Loans receivable	1,420,010	1,559,758
Less: Allowance for loan losses	28,494	25,167
Loans receivable, net	1,391,516	1,534,591

Office properties and equipment, net	29,144	30,560
Federal Home Loan Bank stock, at cost	21,653	21,653
Cash surrender value of life insurance	33,941	32,399
Real estate owned	50,929	24,653
Prepaid expenses and other assets	16,848	14,909
Total assets	$1,868,266	1,885,432

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$61,420	53,434
Money market and savings deposits	92,028	100,930
Time deposits	1,011,442	1,041,533
Total deposits	1,164,890	1,195,897

Short-term borrowings	73,900	4,100
Long-term borrowings	434,000	482,900
Advance payments by borrowers for taxes	630	862
Other liabilities	26,254	30,406
Total liabilities	1,699,674	1,714,165

Shareholders’ equity:
Preferred stock (par value $.01 per share)
Authorized - 20,000,000 shares, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 200,000,000 shares in 2009 and 2008
Issued - 33,974,250 in 2009 and 2008
Outstanding - 31,250,097 in 2009 and 31,249,897 in 2008	340	340
Additional paid-in capital	108,883	107,839
Accumulated other comprehensive loss, net of taxes	(2,001)	(6,449)
Retained earnings	110,900	119,921
Unearned ESOP shares	(4,269)	(5,123)
Treasury shares (2,724,353 shares), at cost	(45,261)	(45,261)
Total shareholders’ equity	168,592	171,267
Total liabilities and shareholders’ equity	$1,868,266	1,885,432

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2009, 2008 and 2007

	Years ended December 31,
	2009	2008	2007
	(In Thousands, except per share amounts)

Interest income:
Loans	$87,847	92,860	87,101
Mortgage-related securities	7,101	7,679	5,869
Debt securities, federal funds sold and
short-term investments	3,540	3,539	4,005
Total interest income	98,488	104,078	96,975
Interest expense:
Deposits	34,484	42,250	44,910
Borrowings	20,093	20,777	17,224
Total interest expense	54,577	63,027	62,134
Net interest income	43,911	41,051	34,841
Provision for loan losses	26,687	37,629	11,697
Net interest income after provision for loan losses	17,224	3,422	23,144
Noninterest income:
Service charges on loans and deposits	1,191	1,656	1,983
Increase in cash surrender value of life insurance	1,236	1,444	1,192
Total other-than-temporary investment loses	(7,255)	-	-
Portion of loss recognized in other comprehensive loss (before tax)	6,143	-	-
Net impairment losses recognized in earnings	(1,112)	(1,997)	-
Mortgage banking income	9,976	4,296	2,912
Other	917	892	755
Total noninterest income	12,208	6,291	6,842
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	17,335	17,080	15,487
Occupancy, office furniture, and equipment	4,822	4,779	4,990
Advertising	876	1,155	1,158
Data processing	1,413	1,377	1,622
Communications	693	692	729
Professional fees	1,334	924	1,230
Real estate owned	6,434	4,551	1,200
Other	7,969	3,302	2,266
Total noninterest expenses	40,876	33,860	28,682
Income (loss) before income taxes	(11,444)	(24,147)	1,304
Income tax (benefit) expense	(1,306)	2,299	(254)
Net income (loss)	$(10,138)	(26,446)	1,558
Income (loss) per share:
Basic	$(0.33)	(0.87)	0.05
Diluted	$(0.33)	(0.87)	0.05
Weighted average shares outstanding:
Basic	30,680,825	30,556,004	31,570,677
Diluted	30,680,285	30,556,004	31,578,626

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2009, 2008 and 2007

						Accumulated
			Additional		Unearned	Other		Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Shares	Equity
	(In Thousands)

Balances at December 31, 2006	33,724	$337	104,182	144,809	(6,831)	(1,225)	—	241,272

Comprehensive income:
Net income	—	—	—	1,558	—	—	—	1,558
Other comprehensive income:
Net unrealized holding gains on
available for sale securities realized in net
income, net of taxes of $684	—	—	—	—	—	1,269	—	1,269
Total comprehensive income								2,827
ESOP shares committed to be released to Plan
participants	—	—	398	—	854	—	—	1,252
Stock based compensation	251	3	1,726					1,729
Purchase of treasury shares	(2,724)	—	—	—	—	—	(45,261)	(45,261)

Balances at December 31, 2007	31,251	$340	106,306	146,367	(5,977)	44	(45,261)	201,819

Comprehensive income:
Net loss	—	—	—	(26,446)	—	—	—	(26,446)
Other comprehensive income:
Net unrealized holding losses on
available for sale securities arising during
the period, net of taxes of $4,195	—	—	—	—	—	(7,791)	—	(7,791)
Reclassification adjustment for net losses on
available for sale securities realized in net
income, net of taxes of $699	—	—	—	—	—	1,298	—	1,298
Total comprehensive income								(32,939)
ESOP shares committed to be released to Plan
participants	—	—	(78)	—	854	—	—	776
Stock based compensation	(1)	—	1,611	—	—	—	—	1,611

Balances at December 31, 2008	31,250	$340	107,839	119,921	(5,123)	(6,449)	(45,261)	171,267

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2009, 2008 and 2007

						Accumulated
			Additional		Unearned	Other		Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Shares	Equity
	(In Thousands)

Balances at December 31, 2008	31,250	340	107,839	119,921	(5,123)	(6,449)	(45,261)	171,267

Cummulative effect adjustment related to a change
in accounting principle related to available for	—	—	—	1,117	—	(669)	—	448
sale securities, net of taxes of $448
Comprehensive income:
Net loss	—	—	—	(10,138)	—	—	—	(10,138)
Other comprehensive income:
Net unrealized holding losses on
available for sale securities arising during
the period, net of taxes of $1,804	—	—	—	—	—	4,451	—	4,451
Reclassification adjustment for net losses on
available for sale securities realized in net
income, net of taxes of $446	—	—	—	—	—	666	—	666
Total comprehensive income								(4,573)
ESOP shares committed to be released to Plan
participants	—	—	(604)	—	854	—	—	250
Stock based compensation	—	—	1,648	—	—	—	—	1,648

Balances at December 31, 2009	31,250	340	108,883	110,900	(4,269)	(2,001)	(45,261)	168,592

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007

	Years ended December 31,
	2009	2008	2007
	(In Thousands)

Operating activities:
Net (loss) income	$(10,138)	(26,446)	1,558
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Provision for loan losses	26,687	37,629	11,697
Provision for depreciation	1,970	2,430	2,633
Deferred income taxes	479	7,560	(2,469)
Stock based compensation	1,648	1,611	1,729
Net amortization of premium/discount on debt and
mortgage related securities	(218)	(445)	(219)
Amortization of unearned ESOP shares	250	776	1,252
Gain on sale of loans held for sale	(9,477)	(3,437)	(1,820)
Loans originated for sale	(739,179)	(255,891)	(242,120)
Proceeds on sales of loans originated for sale	716,596	268,690	226,219
Increase in accrued interest receivable	(205)	(1,207)	(950)
Increase in cash surrender value of life insurance	(1,236)	(1,444)	(1,192)
Increase (decrease) in accrued interest on deposits	(2,468)	1,240	(45)
Increase (decrease) in other liabilities	1,626	(6,054)	1,046
Loss on impairment or sale of securities	1,112	1,997	—
(Gain) loss on sale of office properties and equipment	(49)	233	(77)
Net loss related to real estate owned	935	1,417	712
Other	(217)	(4,591)	1,822

Net cash provided by (used in) operating activities	(11,884)	24,068	(224)

Investing activities:
Net increase in loans receivable	62,316	(215,957)	(48,643)
Purchases of:
Debt securities	(54,731)	(11,596)	(28,958)
Mortgage related securities	(17,701)	(30,525)	(47,401)
Structured notes, held to maturity	-	(4,289)	(7,646)
Premises and equipment, net	(3,820)	(1,284)	(2,122)
Bank owned life insurance	(306)	(5,306)	(306)
FHLB stock	-	(2,364)	(2,076)
Proceeds from:
Principal repayments on mortgage-related securities	36,610	19,452	17,621
Maturities of debt securities	14,988	3,244	5,509
Sales of debt securities	515	—	—
Calls of structured notes	7,289	1,998	—
Sales of foreclosed properties and other assets	24,334	15,391	3,369

Net cash provided by (used in) investing activities	69,494	(231,236)	(110,653)

See accompanying notes to consolidated financial statements.

	Years ended December 31,
	2009	2008	2007
	(In Thousands)

Financing activities:
Net increase (decrease) in deposits	(31,007)	201,362	(41,683)
Net change in short-term borrowings	20,900	(53,484)	(35,519)
Proceeds from long-term borrowings	—	65,000	177,000
Net increase (decrease) in advance payments by borrowers for taxes	(232)	255	417
Purchase of treasury stock	—	—	(45,261)

Net cash (used) provided by financing activities	(10,339)	213,133	54,954
Increase (decrease) in cash and cash equivalents	47,271	5,965	(55,923)
Cash and cash equivalents at beginning of period	23,849	17,884	73,807
Cash and cash equivalents at end of period	$71,120	23,849	17,884

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	(500)	230	4,429
Interest payments	57,045	61,787	62,179
Noncash investing activities:
Loans receivable transferred to other real estate	54,072	32,946	13,455
Non Cash financing activities:
Long-term FHLB advances reclassified to short-term	48,900	4,100	47,779

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

1)	Summary of Accounting Policies

a)	Organization

The board of directors of WaterStone Bank (the Bank) adopted the Plan of Reorganization and related Stock Issuance Plan on May 17, 2005, as amended on June 3, 2005, under which Waterstone Financial, Inc. (the Company) was formed to become the mid-tier holding company for the Bank. In addition, Lamplighter Financial, MHC, a Federally-chartered mutual holding company, was formed to become the majority owner of Waterstone Financial, Inc. The Company’s outstanding common shares are 73.8% owned by Lamplighter Financial, MHC at December 31, 2009.

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

The consolidated financial statements include the accounts and operations of Waterstone Financial, Inc. and its wholly owned subsidiary, WaterStone Bank.  The Bank has the following wholly owned subsidiaries: Wauwatosa Investments, Inc. and Waterstone Mortgage Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

f)	Securities

Available for Sale Securities

At the time of purchase, investment securities are classified as available for sale, as management has the intent and ability to hold such securities for an indefinite period of time, but necessarily to maturity.  Any decision to sell investment securities available for sale would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations.  Available for sale securities are carried at fair value, with the unrealized gains and losses, net of deferred tax, reported as a separate component of equity.  The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage related securities, over the estimated life of the security. Such amortization is included in interest income from investments.  Realized securities gains or losses on securities sales (using specific identification method) and declines in value judged to be other than temporary are included in investment securities gains (losses), net, in the consolidated statements of income.

Held to Maturity Securities

Debt securities that the Company has the intent and ability to hold to maturity have been designated as held to maturity.  Such securities are stated at amortized cost.

Other Than Temporary Impairment

One of the significant estimates related to securities is the evaluation of investments for other than temporary impairment.  The Company assesses all investment securities with significant unrealized positions for other than temporary impairment on at least a quarterly basis.  When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either temporary or other than temporary.  In evaluating other than temporary impairment, management considers the length of time and extent to which the fair value has been less than cost and the expected recovery period of the security, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.  Declines in the fair value of investment securities below amortized cost are deemed to be other than temporary when it is more likely than not that the Company will sell the security prior to recovery of its amortized cost, or the Company does not expect to recover the entire amortized cost of the security. If it is more likely than not that the Company will sell the security before recovery, an other than temporary impairment write down is recognized in earnings equal to the difference between the security’s amortized cost and its fair value.  If it is not more likely than not that the Company will sell the security before recovery, the other than temporary impairment write down is separated into an amount representing credit loss, which is recognized in earnings , and an amount related to other factors, which is recognized as a separate component of equity.  Following the recognition of an other than temporary impairment representing credit loss, the book value of an investment less the impairment loss realized becomes the new cost basis.  Because the Company’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other than temporary impairment exists and, if so, the amount considered other than temporarily impaired, or not impaired, is subjective and, therefore, the timing and amount of other than temporary impairments constitute material estimates that are subjective to significant change.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is carried at cost, which is the amount that the stock is redeemable by tendering to the FHLBC or the amount at which shares can be sold to other FHLBC members.  FHLBC dividends are recognized as income on their ex-dividend date.

g)	Loans Held for Sale

Loans held for sale generally consist of current origination of certain fixed-rate mortgage loans.  The Company has elected to carry loans held for sale at fair value.  Fair value is generally determined by estimating a gross premium or discount, which is derived from pricing currently observable in the market.  The amount by which cost differs from market value is accounted for as a valuation adjustment to the carrying value of the loans.  Changes in value are included in mortgage banking income in the consolidated statements of income.

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

h)	Loans Receivable and Related Interest Income

Loans are classified as held for investment when management has both the intent and ability to hold the loan for the foreseeable future, or until maturity or payoff.  Loans are carried at the principal amount outstanding, net of any unearned income.  Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan yield. Amortization is based on a level-yield method over the contractual life of the related loans or until the loan is paid in full.  Interest on loans is accrued and credited to income as it is earned.

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

A loan is accounted for as a troubled debt restructuring if the Company, for economic reasons related to the borrower’s financial condition, grants a significant concession to the borrower that it would not otherwise consider.  A troubled debt restructuring typically involves a modification of terms such as a reduction of the stated interest rate, a deferral of principal payments or a combination of both for a temporary period of time.  If the borrower was performing in accordance with the original contractual terms at the time of the restructuring, the restructured loan is accounted for on an accruing basis as long as the borrower continues to comply with the modified terms.  If the loan was not accounted for on an accrual basis at the time of restructuring, the restructured loan remains in nonaccrual status until the loan returns to its original contractual terms and a positive payment history is established.

i)	Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The Bank evaluates the need for specific valuation allowances on  loans that are considered impaired. A loan is considered impaired when, based on current information and events, it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral.

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

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

j)	Real Estate Owned

Real estate owned consists of properties acquired through, or in lieu of, loan foreclosure.  Real estate owned is recorded at estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property and the net carrying value of the loan charged to the allowance for loan losses.  Subsequent write-downs to reflect current fair market value, as well as gains and losses upon disposition and revenue and expenses incurred in maintaining such properties, are treated as period costs.

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

The Company and its subsidiaries file consolidated federal and combined state income tax returns. The provision for income taxes is based upon income in the consolidated financial statements, rather than amounts reported on the income tax returns.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

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
Years Ended December 31, 2009, 2008 and 2007

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

Earnings per share are computed using the two-class method.  Basic earnings per share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Shares of the Employee Stock Ownership Plan committed to be released are considered outstanding for both common and diluted EPS.  Incentive stock compensation awards granted can result in dilution.

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

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

2)	Securities

Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities follow:

	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$39,785	1,728	—	41,513
Collateralized mortgage obligations	80,053	1,614	(6,345)	75,322
Mortgage related securities	119,838	3,342	(6,345)	116,835

Government sponsored entity bonds	40,400	238	(49)	40,589
Municipals	43,599	631	(989)	43,241
Other debt securities	5,250	—	(500)	4,750
Debt securities	89,249	869	(1,538)	88,580
	$209,087	4,211	(7,883)	205,415

	December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$38,966	1,133	(14)	40,085
Collateralized mortgage obligations	100,896	1,068	(10,507)	91,457
Mortgage related securities	139,862	2,201	(10,521)	131,542

Government sponsored entity bonds	11,007	335	—	11,342
Municipals	32,697	291	(1,626)	31,362
Corporate notes	992	—	(51)	941
Other securities	5,250	—	(550)	4,700
Debt securities	49,946	626	(2,227)	42,704
	$189,808	2,827	(12,748)	179,887

At December 31, 2009, $16.4 million of the Company’s government sponsored entity bonds and $82.6 million of the Company’s mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

The amortized cost and fair value of securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers or borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2009
	Amortized
	cost	Fair value
	(In Thousands)
Debt securities:
Due within one year	$2,831	2,831
Due after one year through five years	50,149	50,081
Due after five years through ten years	11,482	11,603
Due after ten years	24,787	24,065
Mortgage-related securities	119,838	116,835
	$209,087	205,415

Proceeds from securities sales in 2009 totaled $515,000 and gross realized gains totaled $12,000.  There were no securities sales in 2008 or 2007.

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Collateralized mortgage obligations	3,026	(33)	28,843	(6,312)	31,869	(6,345)
Government sponsored entity bonds	7,351	(49)	—	—	7,351	(49)
Municipals	12,802	(114)	7,713	(875)	20,515	(989)
Other debt securities	—	—	4,500	(500)	4,500	(500)
	$23,179	(196)	41,056	(7,687)	64,235	(7,883)

	December 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$—	—	1,705	(14)	1,705	(14)
Collateralized mortgage obligations	33,787	(9,599)	15,050	(908)	48,837	(10,507)
Municipals	10,169	(533)	11,260	(1,093)	21,429	(1,626)
Corporate notes	941	(51)	—	—	941	(51)
Other debt securities	4,450	(550)	—	—	4,450	(550)
	$49,347	(10,733)	28,015	(2,015)	77,362	(12,748)

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

The Company reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment.  In evaluating whether a security’s decline in market value is other-than-temporary, management considers the length of time and extent to which the fair value has been less than cost, financial condition of the issuer and the underlying obligors, quality of credit enhancements, volatility of the fair value of the security, the expected recovery period of the security and ratings agency evaluations.  In addition, with regard to its debt securities, the Company may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds and the value of any underlying collateral.  For certain debt securities in unrealized loss positions, the Company prepares cash flow analysis to compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.

As of December 31, 2009, the Company had eighteen securities which had been in an unrealized loss position for twelve months or longer, including: five collateralized mortgage obligation securities, twelve municipal securities and one trsut preferred security included in other debt securities.  Based upon the aforementioned factors, the Company identified two collateralized mortgage obligation securities at December 31, 2009 with a combined amortized cost of $21.9 million for which a cash flow analysis was performed to determine whether an other than temporary impairment was warranted.  This evaluation indicated that the two collateralized mortgage obligations were other-than-temporarily impaired.  Estimates of discounted cash flows based on expected yield at time of original purchase, prepayment assumptions based on actual and anticipated prepayment speed, actual and anticipated default rates and estimated level of severity given the loan to value ratios, credit scores, geographic locations, vintage and levels of subordination related to the security and its underlying collateral resulted in a projected credit loss on the collateralized mortgage obligations.  One of these securities had been deemed other-than-temporarily impaired in 2008 and a cumulative-effect adjustment of $1.1 million was made to retained earnings as of January 1, 2009 to reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis as of the beginning of the period in which the aforementioned accounting principals were adopted.  Additional estimated credit losses on the two collateralized mortgage obligations of $1.1 million were charged to earnings during the year ended December 31, 2009.  These two securities had an amortized cost of $21.9 million and a fair value of $15.8 million as of December 31, 2009.  As of December 31, 2009, unrealized losses on these collateralized mortgage obligations include other-than-temporary impairment recognized in other comprehensive income (before taxes) of $6.1 million.

The following table presents the change in other-than-temporary credit related impairment charges on collateralized mortgage obligations for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(in thousands)
Credit related impairments on securities as of December 31, 2008	$755
Credit related impairments not previously recognized	1,112
Credit related impairments on securities as of December 31, 2009	$1,867

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

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

Securities Held to Maturity

As of December 31, 2009, the Company held one security that has been designated as held to maturity.  The security has an amortized cost of $2.6 million and an estimated fair value of $1.9 million.  The final maturity of this security is 2022, however, it is callable quarterly.  Due to the magnitude of the difference between fair  value and amortized cost, the Company has performed an assessment to determine whether this security is other than temporarily impaired.  Based upon a number of factors, including significant and repeated investments on the part of the United States government, the Company has determined that the security is not other than temporarily impaired at December 31, 2009.  During the year ended December 31, 2009, two securities that had been designated as held to maturity were called.  The securities had a total amortized cost of $7.3 million.

3)	Loans Receivable

Loans receivable at December 31, 2009 and 2008 are summarized as follows:

	December 31,
	2009	2008
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$681,578	790,486
Over four-family	536,731	512,746
Construction and land	69,814	131,840
Commercial real estate	48,948	55,193
Home equity	85,964	89,648
Consumer	619	365
Commercial loans	48,094	43,006
	1,471,748	1,623,284
Less:
Undisbursed loan proceeds	49,818	61,192
Unearned loan fees	1,920	2,334
	$1,420,010	1,559,758

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  The Company does not have a concentration of loans in any specific industry.  Credit risks tend to be geographically concentrated in that a majority of the Company’s customer base lies in the Milwaukee metropolitan area.  Furthermore, as of December 31, 2009, 86.9% of the Company’s loan portfolio involves loans that are secured by real estate properties located primarily within the Milwaukee metropolitan area.  Real estate collateralizing $144.0 million or 9.8% of total mortgage loans is located outside of the state of Wisconsin.

The unpaid principal balance of loans serviced for others was $4.7 million and $4.9 million at December 31, 2009 and December 31, 2008, respectively. These loans are not reflected in the consolidated financial statements.

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

A summary of the activity for the years ended December 31, 2009, 2008 and 2007 in the allowance for loan losses follows:

	Years ended December 31,
	2009	2008	2007
	(In Thousands)

Balance at beginning of period	$25,167	12,839	7,195
Provision for loan losses	26,687	37,629	11,697
Charge-offs	(23,643)	(25,777)	(6,163)
Recoveries	283	476	110
Balance at end of period	$28,494	25,167	12,839

Percentage of allowance to gross loans	2.01%	1.61%	0.92%

Non-accrual loans totaled $75.3 million and $107.7 million at December 31, 2009 and 2008, respectively.

Beginning in 2007 and continuing through the year ended December 31, 2009, the Company experienced significant deterioration in credit quality, primarily in its residential and construction and land portfolios.  These two segments represent a significant portion of the overall loan portfolio.  The downturn in the residential real estate market that has persisted throughout 2009 has reduced demand and market prices for vacant land, new construction and existing residential units.  The overall economic downturn and the depressed real estate market have negatively impacted many residential real estate customers and has resulted in an increase in nonperforming assets.

The following table presents data on impaired loans at December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In Thousands)
Impaired loans for which an allowance
has been provided	$90,787	41,970
Impaired loans for which no allowance
has been provided	61,123	56,382
Total loans determined to be impaired	$151,910	98,352
Allowance for loan losses related to
impaired loans	$12,517	9,832

Average recorded investment in
impaired loans	$126,132	93,066
Cash basis interest income recognized
from impaired loans	$6,651	5,549

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower’s intent and ability to make all principal and interest payments in accordance with contractual terms.  The evaluation process is subject to the use of significant estimates and actual results could differ from estimates.  This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis.  In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan.  Of the total $61.1 million of impaired loans for which no allowance has been provided, $13.4 million represent loans on which a total of $7.8 million in charge-offs have been recorded to reduce the outstanding loans balance to an amount that is commensurate with the estimated fair value of the underlying collateral.  To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At December 31, 2009, total impaired loans includes $34.9 million of troubled debt restructurings that are performing in accordance with their restructured terms.  The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate.  The restructured terms are typically in place for six to twelve months.  At December 31, 2008, there were $2.4 million in troubled debt restructurings.

The Company serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in Wisconsin. The loan portfolio is widely diversified by types of borrowers, property type, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2009 and 2008, no loans to one borrower or industry concentrations existed in the Company’s loan portfolio in excess of 10% of total loans.

4)	Office Properties and Equipment

Office properties and equipment are summarized as follows:

	December 31,
	2009	2008
	(In Thousands)

Land	$6,959	6,297
Office buildings and improvements	29,291	29,791
Furniture and equipment	9,753	9,553
	46,003	45,641
Less accumulated depreciation	(16,859)	(15,081)
	$29,144	30,560

During the year ended December 31, 2009, the Company exercised its $3.3 million purchase option on a capital lease related to facilities and equipment at one of the Company’s branch locations. The building has been occupied since September 2005.

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

5)	Deposits

At December 31, 2009 and 2008, time deposits with balances greater than one hundred thousand dollars amounted to $288.8 and $302.6 million, respectively.  Time deposits at December 31, 2009 and 2008 also include brokered deposits of $63.6 million and $103.0 million, respectively.

A summary of interest expense on deposits is as follows:

	Years ended December 31,
	2009	2008	2007
		(In Thousands)
			$
Interest-bearing demand deposits	35	151		331
Money market and savings deposits	534	2,231		4,283
Time deposits	33,915	39,868		40,296
	$34,484	42,250		44,910

A summary of the contractual maturities of time deposits at December 31, 2009 is as follows:

(In Thousands)
Within one year	$920,069
One to two years	64,085
Two to three years	20,428
Three to four years	3,379
Four through five years	3,375
After five years	106
$1,011,442

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

6)	Borrowings

Borrowings consist of the following:

	December 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(In Thousands)

Federal Home Loan Bank (FHLB) advances maturing:
2009	-	-	4,100	4.23%
2010	73,900	3.61%	48,900	4.80%
2016	220,000	4.34%	220,000	4.34%
2017	65,000	3.19%	65,000	3.19%
2018	65,000	2.97%	65,000	2.97%

Repurchase agreements maturing:
2018	84,000	3.96%	84,000	3.96%
	$507,900	3.85%	487,000	3.99%

The $73.9 million in advances due in 2010 consist of five advances with rates ranging from 1.29% to 4.94%.

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

The $84 million in repurchase agreements have rates ranging from 2.89% to 4.31% callable quarterly until maturity.  The repurchase agreements are collateralized by securities available for sale with an estimated market value of $99.0 million at December 31, 2009.

The Company selects loans that meet underwriting criteria established by the FHLBC as collateral for outstanding advances. The Company’s borrowings at the FHLBC are limited to 60% of the carrying value of unencumbered one- to four-family mortgage loans, 25% of the carrying value of home equity loans and 60% of the carrying value of over four-family loans. In addition, these advances are collateralized by FHLBC stock of $21.7 million at December 31, 2009 and 2008, respectively. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

Since October 2007, the FHLBC Chicago has been under a consensual cease and desist order with its regulator.  Under the terms of the order, capital stock repurchases, redemptions of FHLBC Chicago stock and dividend declarations are subject to prior written approval from the FHLBC Chicago’s regulator.  The FHLBC Chicago has not declared or paid a dividend since the third quarter of 2007.  The Company believes that all FHLBC Chicago stock held at December 31, 2009 will ultimately be recovered.

At December 31, 2009, we had an additional available borrowing limit of $87.2 million based on collateral requirements of the Federal Home Loan Bank of Chicago.  There were no federal funds borrowings outstanding as of December 31, 2009 or 2008.

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

7)	Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements, or overall financial performance deemed by the regulators to be inadequate, can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.  On December 18, 2009, WaterStone Bank entered into a consent order with its federal and state bank regulators whereby it has agreed to maintain a minimum Tier 1 capital ratio of 8.50% and a minimum total risk based capital ratio of 12.00%.  At December 31, 2009, these higher capital requirements were satisfied.

As of December 31, 2009 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as quantitatively “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category, however, the outstanding consent order limits transactions otherwise available to “well capitalized” banks.

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

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

The actual and required capital amounts and ratios for the Bank as of December 31, 2009 and 2008 are presented in the table below:

	December 31, 2009
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)

WaterStone Bank
Total capital (to risk-weighted assets)	$181,344	13.74%	105,559	8.00%	131,949	10.00%
Tier I capital (to risk-weighted assets)	164,693	12.48%	52,780	4.00%	79,170	6.00%
Tier I capital (to average assets)	164,693	8.71%	75,674	4.00%	94,592	5.00%
State of Wisconsin (to total assets)	164,693	8.86%	111,484	6.00%	N/A	N/A

	December 31, 2008
WaterStone Bank
Total capital (to risk-weighted assets)	$188,527	12.84%	117,470	8.00%	146,838	10.00%
Tier I capital (to risk-weighted assets)	170,101	11.58%	58,735	4.00%	88,103	6.00%
Tier I capital (to average assets)	170,101	8.93%	76,161	4.00%	95,202	5.00%
State of Wisconsin (to total assets)	170,101	9.06%	112,680	6.00%	N/A	N/A

8)	Stock Based Compensation

Stock-Based Compensation Plan

In 2005, the Company’s shareholders approved the 2006 Equity Incentive Plan.  During the year ended December 31, 2007, the Company granted 797,500 stock options in tandem with stock appreciation rights and 251,500 shares of restricted stock.  During the year ended December 31, 2008, an additional 5,000 stock options and 5,000 restricted shares were granted.  An additional 10,000 stock options and 5,000 restricted shares were granted during the year ended December 31, 2009.  The initial 251,500 shares of restricted stock were issued from previously unissued shares.  All stock awards granted under these plans vest over a period of five years and are required to be settled in shares of the Company’s common stock.  The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised.

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

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

Assumptions are used in estimating the fair value of stock options granted.  The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the SEC simplified approach to calculating expected term.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on the historical volatility for a group of selected peers.  The following assumptions were used in estimating the fair value of options granted in the year ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
Dividend Yield	0.00%	1.32%	1.32%
Risk-free interest rate	0.40%	3.57%	4.44%
Expected volatility	31.86%	31.86%	31.86%
Weighted average expected life	6.5 years	6.5 years	6.5 years
Weighted average per share value of options	$1.51	$3.94	$6.25

The Company estimates potential forfeitures of stock grants and adjusts compensation expense recorded accordingly.  The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

A summary of the Company’s stock option activity for the years ended December 31, 2009, 2008 and 2007 is presented below.

			Weighted Average	Aggregate
		Weighted Average	Years Remaining in	Instrinsic Value
Stock Options	Shares	Exercise Price	Contractual Term	(000's)
Outstanding December 31, 2006
Granted	797,500	$17.63		-
Excercised	-			-
Forfeited	(15,000)	17.67		-
Outstanding December 31, 2007	782,500	17.63	9.02	-
Options exercisable at December 31, 2007	-

Granted	5,000	$11.71		-
Excercised	-			-
Forfeited	(20,000)	17.67		-
Outstanding December 31, 2008	767,500	17.59	8.03	-
Options exercisable at December 31, 2008	152,500	17.63	8.02	-

Granted	10,000	$4.65		-
Excercised	-			-
Forfeited	(20,000)	17.67		-
Outstanding December 31, 2009	757,500	17.41	7.07	-
Options exercisable at December 31, 2009	298,000	17.60	7.03	-

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

The following table summarizes information about the Company’s nonvested stock option activity for the year ended December 31, 2009 and 2008:

		Weighted Average
Stock Options	Shares	Grant Date Fair Value
Nonvested at December 31, 2007	782,500	$6.25
Granted	5,000	3.94
Vested	(152,500)	6.25
Forfeited	(20,000)	6.25
Nonvested at December 31, 2008	615,000	6.21

Nonvested at December 31, 2008	615,000	$6.21
Granted	10,000	1.51
Vested	(149,500)	6.23
Forfeited	(16,000)	6.27
Nonvested at December 31, 2009	459,500	6.13

The Company amortizes the expense related to stock options as compensation expense over the vesting period.  During the year ended December 31, 2009, 10,000 options were granted and 20,000 were forfeited, of which 4,000 had vested in the prior year. During the year ended December 31, 2008, 5,000 options were granted and 20,000 were forfeited.  During the year ended December 31, 2007, 797,500 options were granted and 15,000 were forfeited.  Expense for the stock options granted of $804,000, $746,000 and $841,000 was recognized during the years ended December 31, 2009, 2008 and 2007, respectively.  At December 31, 2009, the Company had $1.6 million in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 24 months.

The following table summarizes information about the Company’s restricted stock shares activity for the years ended December 31, 2009 and 2008:

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value
Nonvested at December 31, 2007	251,500	$17.67
Granted	5,000	9.46
Vested	(50,300)	17.67
Forfeited	(6,000)	17.67
Nonvested at December 31, 2008	200,200	17.46

Nonvested at December 31, 2008	200,200	$17.46
Granted	5,000	4.65
Vested	(49,800)	17.51
Forfeited	(4,800)	17.67
Nonvested at December 31, 2009	150,600	17.02

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period.  During the year ended December 31, 2009, 5,000 shares of restricted stock were awarded and 4,800 were forfeited.  During the year ended December 31, 2008, 5,000 shares of restricted stock were awarded and 6,000 were forfeited.  During the year ended December 31, 2007, 251,500 shares of restricted stock were awarded and no shares were forfeited.  Expense for the restricted stock awards of $845,000, $865,000 and $888,000 was recorded for the years ended December 31, 2009, 2008 and 2007, respectively.  At December 31, 2009, the Company had $1.7 million of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period 36 months.

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

9)	Employee Benefit Plans

The Company participated in an industry group sponsored multi-employer defined-benefit retirement plan covering substantially all employees with one year or more of service. During the period ended December 31, 2005, the Company elected to freeze benefits accruing in the Pension Plan.  The Internal Revenue Service approved the termination of the Plan and all benefits are to be paid out to Plan participants prior to April 30, 2009.  There was no related expense for the years ended December 31, 2009, 2008 and 2007.

The Company has a 401(k) profit sharing plan and trust covering substantially all employees with at least one year of service who have attained age 18. Participating employees may annually contribute up to 15% of their pretax compensation. The Bank made no contributions to the Plan during the years ended December 31, 2009, 2008 and 2007.

The Company has a nonqualified salary continuation plan for two former employees. These agreements provide for payments of specific amounts over 10-year periods subsequent to each key employee’s retirement. The deferred compensation liability was accrued ratably to the employee’s respective normal retirement date. Payments made to the retired employees reduce the liability. As of December 31, 2009 and 2008, approximately $1.5 million and $2.0 million was accrued related to these plans, respectively. These agreements are intended to be funded by life insurance policies with death benefits of $11.8 million and a cash surrender value of $7.4 million and $6.8 million at December 31, 2009 and 2008, respectively. The former employees, however, have no interest in these policies. There was no expense for compensation under these agreements during the years ended December 31, 2009, 2008 and 2007.

During the year ended December 31, 2006, the Company established a nonqualified deferred compensation plan for executive officers.  The plan allows participants to defer a portion of regular salary and bonus to future periods.  The participant earns interest on the deferred balance.  During the year ended December 31, 2009, the balance of this plan was distributed to participants.  As of December 31, 2008 and 2007, compensation of approximately $763,000 and $539,000, respectively had been deferred under this plan.  Earnings credited to deferred compensation totaled $26,000 and $23,000 for the years ended December 31, 2008 and 2007, respectively.

10)	Employee Stock Ownership Plan

All employees are eligible to participate in the WaterStone Bank Employee Stock Ownership Plan (the “Plan”) after they attain twenty-one years of age and complete twelve consecutive months of service in which they work at least 1,000 hours of service.  The Plan borrowed $8.5 million from the Company and purchased 761,515 shares of common stock of the Company in the open market.  The Plan debt is secured by shares of the Company.  The Company has committed to make annual contributions to the Plan necessary to repay the loan, including interest.  The loan is scheduled to be repaid in ten annual installments.  While the shares are not released and allocated to Plan participants until the loan payment is made, the shares are deemed to be earned and are therefore, committed to be released throughout the service period.  As such, one-tenth of the shares are scheduled to be released annually as shares are earned over a period of ten years, beginning with the period ended December 31, 2005.  As the debt is repaid, shares are released from collateral and allocated to active participant accounts.  The shares pledged as collateral are reported as unearned ESOP shares in the consolidated statement of financial condition.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair market price of the shares, and the shares become outstanding for earnings per share computations.  Compensation expense attributed to the ESOP was $250,000, $776,000 and $1.3 million, respectively for the years ended December 31, 2009, 2008 and 2007.

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

The aggregate activity in the number of unearned ESOP shares, considering the allocation of those shares committed to be released as of December 31, is as follows:

	2009	2008
Beginning ESOP shares	456,909	533,061
Shares committed to be released	(76,152)	(76,152)
Unreleased shares	380,757	456,909

Fair value of unreleased shares (in thousands)	$781	1,530

11)	Income Taxes

The provision (benefit) for income taxes for the year ended December 31, 2009, 2008 and 2007 consists of the following:

	Years ended December 31,
	2009	2008	2007
	(In Thousands)
Current:
Federal	$(1,319)	(5,083)	2,046
State	(466)	(178)	169
	(1,785)	(5,261)	2,215
Deferred:
Federal	812	5,492	(1,780)
State	(333)	2,068	(689)
	479	7,560	(2,469)
Total	$(1,306)	2,299	(254)

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

The income tax provisions differ from that computed at the Federal statutory corporate tax rate for the years ended December 31, 2009, 2008 and 2007 as follows:

	Years ended December 31,
	2009	2008	2007
	(Dollars In Thousands)

Income before income taxes	$(11,444)	(24,147)	1,304
Tax at Federal statutory rate (35%)	(4,005)	(8,451)	456
Add (deduct) effect of:
State income taxes
net of Federal income tax benefit (expense)	(519)	1,229	(338)
Cash surrender value of life insurance	(433)	(505)	(417)
Non-deductible ESOP and stock
option expense	151	169	258
Tax-exempt interest income	(439)	(397)	(282)
Change in valuation allowance on deferred taxes	3,983	10,227	15
Other	(44)	27	54
Income tax provision (benefit)	(1,306)	2,299	(254)
Effective tax rate	11.4%	(9.5%)	(19.6%)

The increase in the required valuation allowance was largely due to an increase in the Company’s net deferred tax assets, partly offset by a reduction related to changes in the beginning of the year valuation allowance solely attributable to identifiable events recorded in other comprehensive income, primarily changes in unrealized gains on the available for sale investment portfolio, the tax effects of which were therefore allocated to other comprehensive income.

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

The significant components of the Company’s net deferred tax assets (liabilities) included in prepaid expenses and other assets are as follows at December 31, 2009 and 2008:

	December 31,
	2009	2008
Gross deferred tax assets:	(In Thousands)
Excess book depreciation	$812	650
Compensation agreements	595	789
Restricted stock and stock options	898	722
Allowance for loan losses	11,436	10,101
Real estate owned write-downs	1,815	—
Interest recognized for tax but not books	1,522	1,267
State tax liability - Nevada settlement	—	435
State NOL carryforward	1,436	1,281
Unrealized loss on impaired securities	799	656
Unrealized loss on securities available for sale, net	1,474	3,473
Charitable contributions carry forward	996	1,078
AMT carry forward	—	319
Other	312	365
Total gross deferred tax assets	22,095	21,136
Valuation allowance	(16,917)	(13,530)
Deferred tax assets	5,178	7,606
Gross deferred tax liabilities:
FHLB stock dividends	(931)	(931)
Deferred loan fees	(1,083)	(1,035)
Deferred liabilities	(2,014)	(1,966)
Net deferred tax assets	$3,164	5,640

The Company has a federal charitable contribution carry forward of $2.1 million which expires in 2010 and a Wisconsin charitable contribution carry forward of $5.2 million which expires in 2010 at both December 31, 2009 and 2008.  At December 31, 2008, the Company had a Wisconsin charitable contribution carry forward of $1.6 million which expired in 2009.  The Company has a Wisconsin NOL carry forward of $28.0 million at December 31, 2009 and $25.0 million at December 31, 2008, which begin to expire in 2021.

All of the deferred tax assets related to these NOLs and charitable contribution carry forwards are fully offset by valuation allowances.  Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Examples of positive evidence may include the existence of taxes paid in available carry back years as well as the probability that taxable income will be generated in future periods, while examples of negative evidence may include the cumulative losses in the current year and prior two years and general business and economic trends.  At both December 31, 2009 and 2008, the Company determined a valuation allowance was necessary, largely based on the negative evidence represented by a cumulative loss in the most recent three-year period caused by the significant loan loss provisions recorded during the past three years.  In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of projected earnings.  Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly.

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

Under the Internal Revenue Code and Wisconsin Statutes, the Company was permitted to deduct, for tax years beginning before 1988, an annual addition to a reserve for bad debts. This amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings at December 31, 2009 include approximately $16.7 million for which no deferred Federal or state income taxes were provided.  Deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

The Company and its subsidiaries file consolidated federal and state tax returns. One subsidiary also files separate state income tax returns in certain states.  The Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2006.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
Balance at January 1	$20,000	$24,000
Increases related to current period positions	15,000	4,000
Decreases related to prior period positions	(20,000)	(8,000)
Balance at December 31	$15,000	$20,000

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  During the years ended 2009, 2008 and 2007 the Company recocorded $0, $0 and $111,000 in interest and penalties.

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
	(In Thousands)
Financial instruments whose contract
amounts represent potential credit risk:
Commitments to extend credit under
first mortgage loans	$13,607	15,340
Commitments to extend credit under
home equity lines of credit	28,376	30,368
Unused portion of construction loans	7,861	20,241
Unused portion of business lines of credit	13,581	10,584
Standby letters of credit	1,001	1,866

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of December 31, 2009 and 2008.

In connection with its mortgage banking activities, the Company enters into forward loan sale commitments.  Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale.  Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated statements of financial condition with the changes in fair value recorded as a component of mortgage banking income.  The fair value of the mortgage derivatives at December 31, 2009, was a net gain of $40,000, comprised of the net gain of $252,000 on forward commitments to sell residential mortgage loans to various investors of $56.5 million and the net loss of $211,000 on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $58.6 million.  In determining the fair value of its derivative loan commitments for economic purposes, the Company considers the value that would be generated when the loan arising from exercise of the loan commitment is sold in the secondary mortgage market. That value includes the price that the loan is expected to be sold for in the secondary mortgage market.

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

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.  In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that we have the ability to access.  Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value Measurements Using
	December 31, 2009	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities	$205,415	-	189,616	15,799
Loans held for sale	45,052	-	45,052	-

		Fair Value Measurements Using
	December 31, 2008	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities	$179,887	-	175,645	4,242

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

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2009 and 2008.

	Years ended December 31,
	2009	2008
	(In Thousands)

Balance at beginning of period	$4,242	7,073
Transfer into level 3	9,870	-
Unrealized holding losses arising during the period:
Included in other comprehensive income	2,427	(127)
Other than temporary impairment included in net loss	(1,112)	(1,997)
Principal repayments	(750)	(823)
Net accretion of discount/amortization of premium	5	116
Cummulative-effect adjustment	1,117	-
Balance at end of period	$15,799	4,242

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

Level 3 available-for-sale securities include two corporate collateralized mortgage obligations.  The market for these securities was not active as of December 31, 2009.  As such, the Company valued this security based on the present value of estimated future cash flows   Additional impairment may be incurred in future periods if estimated future cash flows are less than the cost basis of the securities.

Loans held for sale – Effective January 1, 2009, the Company elected to carry our loans held for sale at fair value.  Fair value is generally determined by estimating a gross premium or discount, which is derived from pricing currently observable in the market.  At December 31, 2009, loans held-for-sale totaled $45.1 million.  Loans held-for-sale are considered to be Level 2 in the fair value hierarchy of valuation techniques.  During the year ended December 31, 2008, loans held for sale were carried at the lower of cost or market value.

Assets Recorded at Fair Value on a Non-recurring Basis

Loans – On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at fair value.  Fair value is determined based on third party appraisals.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Impaired loans are considered to be Level 2 in the fair value hierarchy of valuation techniques.  At December 31, 2009, loans determined to be impaired with an outstanding balance of $90.8 million were carried net of specific reserves of $11.5 million for a fair value of $79.3 million.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are now considered to be Level 3 in the fair value hierarchy of valuation techniques.  At December 31, 2008, loans determined to be impaired with an outstanding balance of $42.0 million were carried net of specific reserves of $9.8 million for a fair value of $32.2 million.  At December 31, 2008, impaired loans were considered to be Level 2 in the fair value hierarchy of valuation techniques.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals obtained at the time the Company takes title to the property and, if less than the carrying value of the loan, the carrying value of the loan is adjusted to the fair value. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  At December 31, 2009 and 2008, real estate owned totaled $50.9 million.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is now considered to be Level 3 in the fair value hierarchy of valuation techniques.  At December 31, 2008, real estate owned totaled $24.7 million and was considered to be Level 2 in the fair value hierarchy of valuation techniques.

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

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

The carrying amounts and fair values of the Company’s financial instruments consist of the following at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In Thousands)
Financial Assets
Cash and cash equivalents	$71,120	71,120	23,849	23,849
Securities available-for-sale	205,415	205,415	179,887	179,887
Securities held-to-maturity	2,648	1,930	9,938	8,165
Loans held for sale	45,052	45,052	12,993	12,993
Loans receivable	1,420,010	1,403,266	1,559,758	1,553,577
FHLB stock	21,653	21,653	21,653	21,653
Cash surrender value of life insurance	33,941	33,941	32,399	32,399
Accrued interest receivable	4,525	4,525	4,323	4,323

Financial Liabilities
Deposits	1,164,890	1,167,834	1,195,897	1,202,939
Advance payments by
borrowers for taxes	630	630	862	862
Borrowings	507,900	513,542	487,000	501,858
Accrued interest payable	3,070	3,070	5,539	5,539
Obligations under capital leases	-	-	3,308	3,308

Other Financial Instruments
Stand-by letters of credit	5	5	12	12

The following methods and assumptions were used by the Company in determining its fair value disclosures for financial instruments.

a) Cash and Cash Equivalents

The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents is a reasonable estimate of fair value.

b) Securities

The fair value of investment securities are based on quoted prices in active markets, or if quoted prices are not available for a specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flow analysis.

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

c) Loans Held for Sale

Fair value is estimated using the prices of the Company’s existing commitments to sell such loans and/or the quoted market price for commitments to sell similar loans.

d) Loans Receivable

The fair value estimation process for the loan portfolio is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar maturities.

e) FHLBC Stock

For FHLBC stock, the carrying amount is the amount at which shares can be redeemed with the FHLBC and is a reasonable estimate of fair value.

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

j) Obligations under Capital Leases

The fair value of obligations under capital leases is determined using a present value of future minimum lease payments discounted at the current interest rate at the time of lease inception.  The Company executed a purchase option on its capital lease during the year ended December 31, 2009.

k) Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit is not material at December 31, 2009 and 2008.

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

14)	Earnings (loss) per share

Earnings per share are computed using the two-class method.  Basic earnings per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include unvested restricted shares.  Unvested restricted shares are considered participating securities because holders of these securities have the right to receive dividends at the same rate as holders of the Company’s common stock.  Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Unvested restricted stock and stock options are considered outstanding for diluted earnings (loss) per share only.  Unvested restricted stock and stock options totaling 150,600 and 459,500 shares for the year ended December 31, 2009 and 200,200 and 615,000 shares for the year ended December 31, 2008 are antidilutive and are excluded from the earnings (loss) per share calculation.  Presented below are the calculations for basic and diluted earnings (loss) per share.

	For the year ended December 31,
	2009	2008	2007
	(In Thousands, except per share amounts)

Net income (loss)	$(10,138)	(26,446)	1,558

Weighted average shares outstanding	30,680	30,556	31,571
Effect of dilutive potential common shares	-	-	8
Diluted weighted average shares outstanding	30,680	30,556	31,579

Basic earnings (loss) per share	$(0.33)	(0.87)	0.05
Diluted earnings (loss) per share	$(0.33)	(0.87)	0.05

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

15)	Condensed Parent Company Only Statements

Statements of Financial Condition
	December 31,
	2009	2008
	(In Thousands)
Assets
Cash and cash equivalents	$446	1,055
Securities available-for-sale (at fair value)	4,500	4,450
Investment in subsidiaries	163,602	164,648
Receivable from ESOP	-	1,153
Other assets	257	319
Total Assets	$168,805	171,625

Liabilities and shareholders' equity
Liabilities:
Other liabilities	213	358
Shareholders' equity
Preferred Stock (par value $.01 per share)	-	-
Authorized - 20,000,000 shares, no shares issued
Common stock (par value $.01 per share)	340	340
Authorized - 200,000,000 shares in 2009 and 2008
Issued - 33,974,250 in 2009 and 2008
Outstanding - 31,250,097 in 2009 and 31,249,897 in 2008
Additional paid-in-capital	108,883	107,839
Retained earnings	110,900	119,921
Unearned ESOP shares	(4,269)	(5,123)
Treasury stock (2,724,353 shares), at cost	(45,261)	(45,261)
Accumulated other comprehensive loss (net of taxes)	(2,001)	(6,449)
Total shareholders' equity	168,592	171,267
Total liabilities and shareholders' equity	$168,805	171,625

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

Statements of Operations

	For the year ended December 31,
	2009	2008	2007
	(In Thousands)

Interest income	$766	1,043	2,163
Provision for loan losses	-	252	271
Interest income after provision for loan losses	766	791	1,892

Equity in earnings (loss) of subsidiaries	(11,201)	(25,220)	1,170
Total income (loss)	(10,435)	(24,429)	3,062

Compensation	(557)	(30)	446
Professional fees	51	47	81
Other expense	131	557	464
Total expense	(375)	574	991

Income (loss) before income tax	(10,060)	(25,003)	2,071
Income tax expense	78	1,443	513
Net income (loss)	$(10,138)	(26,446)	1,558

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007

Statements of Cash Flows

	For the year ended December 31,
	2009	2008	2007
	(In Thousands)
Cash flows from operating activities
Net income (loss)	$(10,138)	(26,446)	1,558
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Provision for loan losses	-	252	271
Amortization of unearned ESOP	250	776	1,252
Stock based compensation	1,648	1,611	1,729
Deferred income taxes	(8)	1,285	(416)
Equity in earnings of subsidiaries	11,201	25,220	(1,170)
Change in other assets and liabilities	(562)	1,088	(1,650)
Net cash provided by operating actitivies	2,391	3,786	1,574

Cash flows from investing activities:
Net decrease in loans receivable	-	4,135	37,957
Purchase of available for sale securities	-	(5,000)	-
Capital contributions to subsidiary	(3,000)	(26,218)	-
Net cash provided by (used in) investing activities	(3,000)	(27,083)	37,957

Cash flows from financing activities:
Purchase of treasury stock	-	-	(45,261)
Dividend received from subsidiary	-	-	30,000
Net cash provided by (used in) financing activities	-	-	(15,261)
Net increase (decrease) in cash	(609)	(23,297)	24,270
Cash and cash equivalents at beginning of period	1,055	24,352	82
Cash and cash equivalents at end of period	$446	1,055	24,352

16)	Segments and Related Information

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

As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, is included below under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Waterstone Financial, Inc.:

We have audited Waterstone Financial, Inc’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Waterstone Financial, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Waterstone Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Waterstone Financial, Inc and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009 and our report dated March 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

                             /s/ KPMG LLP
Milwaukee, Wisconsin
March 16, 2010

Item 9B.                 Other Information.

None

Part III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information in the Company’s definitive Proxy Statement, prepared for the 2010 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the caption “Election of Directors” and compliance with Section 16 reporting requirements under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and information concerning executive officers of the Company under the caption “Executive Officers of Waterstone Financial” and information concerning corporate governance under the caption “Other Board and Corporate Governance Matters” in Part I hereof is incorporated herein by reference.

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

Name and Age	Offices and Positions with Waterstone Financial and Subsidiaries*	Executive Officer Since
Douglas S. Gordon, 52	Chief Executive Officer and President of Waterstone Financial and of WaterStone Bank	2005
Richard C. Larson, 52	Chief Financial Officer and Senior Vice President of Waterstone Financial and of WaterStone Bank	1990 (1)
William F. Bruss, 40	General Counsel, Senior Vice President and Secretary of Waterstone Financial and of WaterStone Bank	2005
Rebecca M. Arndt, 42	Vice President – Retail Operations of WaterStone Bank	2006
Eric J. Egenhoefer, 34	President of Waterstone Mortgage Corporation	2008

*	Excluding directorships and excluding positions with Bank subsidiary positions which do not constitute a substantial part of the officers’ duties.
(1)	Indicates date when individual first held an executive officer position with the Bank. This individual became an executive officer of Waterstone Financial upon its organization as noted.

Item 11.                 Executive Compensation

The information in the Company’s definitive Proxy Statement, prepared for the 2010 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Discussion and Analysis” is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the Company’s definitive Proxy Statement, prepared for the 2010 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Stock Ownership of Certain Beneficial Owners” is incorporated herein by reference.

Compensation Plans

Set forth below is information as of December 31, 2009 regarding equity compensation plans that have been approved by shareholders.  The Company has no equity based benefit plans, other than its employee stock ownership plan, that were not approved by shareholders.

Plan	Number of shares to be issued upon exercise of outstanding options and rights	Weighted average option exercise price	Number of securities remaining available for issuance under plan
2006 Equity Incentive Plan	1,494,298 (1)	$17.41	486,098
__________
(1)
Consists of 1,067,356 shares reserved for grants of stock options and 426,942 shares reserved for grants of restricted stock.  On December 31, 2009, 757,500 options were outstanding with a weighted average exercise price of $17.41 of which 298,000 were exercisable as of that date.

Item 13.                 Certain Relationships and Related Transactions and Director Independence

The information in the Company’s definitive Proxy Statement, prepared for the 2010 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Certain Transactions with the Company” and “Board Meetings and Committee” is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information in the Company’s definitive Proxy Statement, prepared for the 2010 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Independent Registered Public Accounting Firm,” is incorporated herein by reference.

Part IV

Item 15.                 Exhibits and Financial Statement Schedules

              (a)  Documents filed as part of the Report:
      1. and 2.   Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Waterstone Financial, Inc. and subsidiaries are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:

           Consolidated Statements of Financial Condition – December 31, 2009 and 2008.

           Consolidated Statements of Operations – Years ended December 31, 2009, 2008 and 2007.

           Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2009, 2008 and 2007.

       Consolidated Statements of Cash Flows – Years ended December 31, 2009, 2008 and 2007.

       Notes to Consolidated Financial Statements.

      Report of KPMG LLP, Independent Registered Public Accounting Firm, on consolidated financial statements.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)
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
March 16, 2010

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
(Principal Financial and Accounting Officer)

/s/Michael L. Hansen
Michael L. Hansen, Director

/s/Stephen J. Schmidt
Stephen J. Schmidt, Director

*Each of the above signatures is affixed as of March 16, 2010.

WATERSTONE FINANCIAL, INC
(“Waterstone Financial” or the “Company”)
Commission File No. 000-51507

EXHIBIT INDEX
TO
2009 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Annual Report on Form 10-K for the year ended December 31, 2009:

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