Form 10-Q
period 2010-03-31
WATERSTONE FINANCIAL INC
filed 2010-05-07
CIK 1329517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 31,250,097 at April 30, 2010.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
	2010	2009
Assets	(In Thousands, except share data)
Cash	$60,791	57,234
Federal funds sold	19,325	9,631
Short term investments	-	4,255
Cash and cash equivalents	80,116	71,120
Securities available for sale (at fair value)	196,623	205,415
Securities held to maturity (at amortized cost)
fair value of $2,221in 2010 and $1,930 in 2009	2,648	2,648
Loans held for sale (at fair value)	39,273	45,052
Loans receivable	1,407,034	1,420,010
Less: Allowance for loan losses	31,630	28,494
Loans receivable, net	1,375,404	1,391,516
Office properties and equipment, net	28,807	29,144
Federal Home Loan Bank stock (at cost)	21,653	21,653
Cash surrender value of life insurance	34,123	33,941
Real estate owned	53,885	50,929
Prepaid expenses and other assets	12,406	16,848
Total assets	$1,844,938	1,868,266

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$64,628	61,420
Money market and savings deposits	90,464	92,028
Time deposits	1,023,427	1,011,442
Total deposits	1,178,519	1,164,890

Short term borrowings	36,900	73,900
Long term borrowings	434,000	434,000
Advance payments by borrowers for taxes	8,045	630
Other liabilities	17,195	26,254
Total liabilities	1,674,659	1,699,674

Shareholders’ equity:
Preferred stock (par value $.01 per share)
Authorized 20,000,000 shares, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 200,000,000 shares in 2010 and 2009
Issued - 33,974,450 shares in 2010 and in 2009
Outstanding - 31,250,097 shares in 2010 and in 2009	340	340
Additional paid-in capital	109,131	108,883
Accumulated other comprehensive loss, net of taxes	(951)	(2,001)
Retained earnings	111,076	110,900
Unearned ESOP shares	(4,056)	(4,269)
Treasury shares (2,724,353 shares), at cost	(45,261)	(45,261)
Total shareholders’ equity	170,279	168,592
Total liabilities and shareholders’ equity	$1,844,938	1,868,266

See Accompanying Notes to Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2010	2009
	(In thousands, except per share data)
Interest income:
Loans	$20,753	$22,267
Mortgage-related securities	1,490	1,912
Debt securities, cash and cash equivalents	806	812
Total interest income	23,049	24,991
Interest expense:
Deposits	5,845	9,737
Borrowings	4,771	4,972
Total interest expense	10,616	14,709
Net interest income	12,433	10,282
Provision for loan losses	5,457	7,201
Net interest income after provision for loan losses	6,976	3,081
Noninterest income:
Service charges on loans and deposits	286	293
Increase in cash surrender value of life insurance	182	216
Mortgage banking income	3,591	901
Total other-than-temporary impairment losses	-	(9,419)
Portion of loss recognized in other comprehensive income (before taxes)	-	8,512
Net impairment losses recognized in earnings	-	(907)
Other	242	217
Total noninterest income	4,301	720
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	5,113	3,810
Occupancy, office furniture and equipment	1,307	1,223
Advertising	204	222
Data processing	364	365
Communications	233	193
Professional fees	309	342
Real estate owned	1,430	821
Other	2,141	930
Total noninterest expenses	11,101	7,906
Income (loss) before income taxes	176	(4,105)
Income taxes (benefit)	-	(503)
Net income (loss)	176	(3,602)
Income (loss) per share:
Basic	0.01	(0.12)
Diluted	0.01	(0.12)
Weighted average shares outstanding:
Basic	30,773,335	30,651,581
Diluted	30,773,335	30,651,581

See Accompanying Notes to Consolidated Financial Statements.

WATERSONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
				Accumulated
			Additional	Other		Unearned		Total
	Common Stock		Paid-In	Comprehensive	Retained	ESOP	Treasury	Shareholders'
	Shares	Amount	Capital	Loss	Earnings	Shares	Shares	Equity
	(In Thousands)
Balances at December 31, 2008	31,250	$340	107,839	(6,449)	119,921	(5,123)	(45,261)	171,267

Cumulative effect adjustment related to a change in accounting principle related to available for sale securities, net of taxes of $448	—	—	—	(669)	1,117	—	—	448

Comprehensive loss:
Net loss	—	—	—	—	(3,602)	—	—	(3,602)
Other comprehensive income:
Net unrealized holding gain on available for sale securities arising during the period, net of taxes of $212	—	—	—	855	—	—	—	855
Reclassification of adjustment for net losses on available for sale securities realized during the period, net of taxes of $364	—	—	—	543	—	—	—	543
Total comprehensive income								(2,204)

ESOP shares committed to be released to Plan participants	—	—	(165)	—	—	213	—	48
Stock based compensation	—	—	419	—	—	—	—	419

Balances at March 31, 2009	31,250	$340	108,093	(5,720)	117,436	(4,910)	(45,261)	169,978

Balances at December 31, 2009	31,250	$340	108,883	(2,001)	110,900	(4,269)	(45,261)	168,592

Comprehensive income:
Net income	—	—	—	—	176	—	—	176
Other comprehensive loss:
Net unrealized holding gain on available for sale securities arising during the period, net of taxes of $588	—	—	—	1,043	—	—	—	1,043
Reclassification of adjustment for net losses on available for sale securities realized during the period, net of taxes of $4	—	—	—	7	—	—	—	7
Total comprehensive income								1,226

ESOP shares committed to be released to Plan participants	—	—	(165)	—	—	213	—	48
Stock based compensation	—	—	413	—	—	—	—	413

Balances at March 31, 2010	31,250	$340	109,131	(951)	111,076	(4,056)	(45,261)	170,279

See Accompanying Notes to Consolidated Financial Statements.

WATERSONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2010	2009
	(In Thousands)
Operating activities:
Net income (loss)	$176	(3,602)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Provision for loan losses	5,457	7,201
Depreciation	465	514
Deferred income taxes	(168)	(1,053)
Stock based compensation	413	419
Net amortization of premium on debt and mortgage-related securities	(6)	(54)
Amortization of unearned ESOP shares	48	48
Loss on impairment of securities	—	907
Loss on sale of real estate owned and other assets	201	192
Gain on sale of loans held for sale	(3,455)	(811)
Loans originated for sale	(151,582)	(135,327)
Proceeds on sales of loans originated for sale	160,817	120,881
Increase (decrease) in accrued interest receivable	(345)	23
Increase in cash surrender value of bank owned life insurance	(182)	(216)
Decrease in accrued interest on deposits and borrowings	(643)	(1,172)
Decrease in other liabilities	(3,417)	(1,841)
Decrease in accrued tax receivable	3,111	1,051
Other	858	(382)
Net cash provided by (used in) operating activities	11,748	(13,222)

Investing activities:
Net decrease in loans receivable	3,407	12,048
Purchases of:
Debt securities	(30,000)	—
Mortgage-related securities	—	(9,961)
Premises and equipment, net	(128)	(3,369)
Proceeds from:
Principal repayments on mortgage-related securities	9,567	6,597
Sales of mortgage-related securities	2,056	—
Sales of debt securities	8,349	—
Maturities of debt securities	15,303	3,497
Sales of real estate owned and other assets	4,650	1,875
Net cash provided by investing activities	13,204	10,687

See Accompanying Notes to Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2010	2009
	(In Thousands)
Financing activities:
Net increase in deposits	13,629	27,302
Net change in short-term borrowings	(37,000)	25,000
Net change in advance payments by borrowers for taxes	7,415	(6,938)
Net cash (used in) provided by financing activities	(15,956)	45,364
Increase in cash and cash equivalents	8,996	42,829
Cash and cash equivalents at beginning of period	71,120	23,849
Cash and cash equivalents at end of period	$80,116	66,678

Supplemental information:
Cash paid, credited or (received) during the period for:
Income tax refunds	(3,111)	(462)
Interest payments	11,259	15,880
Noncash investing activities:
Loans receivable transferred to real estate owned	7,248	8,799
Noncash financing activities:
Long-term FHLB advances reclassified to short-term	—	37,000

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2009 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The preparation of the unaudited consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Significant items subject to such estimates and assumptions include the allowance for loan losses, deferred income taxes, certain investment securities and real estate owned.  Actual results could differ from those estimates.

Note 2 — Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform to the March 31, 2010 presentation.

Note 3 — Securities

Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	March 31, 2010
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$36,770	1,990	—	38,760
Collateralized mortgage obligations	71,455	1,671	(5,561)	67,565
Mortgage-related securities	108,225	3,661	(5,561)	106,325

Government sponsored entity bonds	52,900	260	(52)	53,108
Municipal securities	32,446	561	(1,037)	31,970
Other debt securities	5,250	—	(30)	5,220
Debt securities	90,596	821	(1,119)	90,298
	$198,821	4,482	(6,680)	196,623

	December 31, 2009
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$39,785	1,728	—	41,513
Collateralized mortgage obligations	80,053	1,614	(6,345)	75,322
Mortgage-related securities	119,838	3,342	(6,345)	116,835

Government sponsored entity bonds	40,400	238	(49)	40,589
Municipal securities	43,599	631	(989)	43,241
Other debt securities	5,250	—	(500)	4,750
Debt securities	89,249	869	(1,538)	88,580
	$209,087	4,211	(7,883)	205,415

At March 31, 2010, $23.5 million of the Company’s government sponsored entity bonds and $74.2 million of the Company’s mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.

The amortized cost and fair values of investment securities by contractual maturity at March 31, 2010, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt securities
Due within one year	$3,252	3,368
Due after one year through five years	54,443	54,785
Due after five years through ten years	16,209	16,460
Due after ten years	16,692	15,685
Mortgage-related securities	108,225	106,325
	$198,821	196,623

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Collateralized mortgage obligations	$1,496	(5)	22,913	(5,556)	24,409	(5,561)
Government sponsored entity bonds	16,848	(52)	—	—	16,848	(52)
Municipal securities	9,771	(172)	7,277	(865)	17,048	(1,037)
Other debt securities	—	—	4,970	(30)	4,970	(30)
	$28,115	(229)	35,160	(6,451)	63,275	(6,680)

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
Collateralized mortgage obligations	$3,026	(33)	28,843	(6,312)	31,869	(6,345)
Government sponsored entity bonds	7,351	(49)	—	—	7,351	(49)
Municipal securities	12,802	(114)	7,713	(875)	20,515	(989)
Other debt securities	—	—	4,500	(500)	4,500	(500)
	$23,179	(196)	41,056	(7,687)	64,235	(7,883)

The Company reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment.  In evaluating whether a security’s decline in fair value is other-than-temporary, management considers the length of time and extent to which the fair value has been less than cost, financial condition of the issuer and the underlying obligors, quality of credit enhancements, volatility of the fair value of the security, the expected recovery period of the security and ratings agency evaluations.  In addition, with regard to its debt securities, the Company may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds and the value of any underlying collateral.  For certain debt securities in unrealized loss positions, the Company prepares cash flow analysis to compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.

As of March 31, 2010, the Company had fifteen securities which had been in an unrealized loss position for twelve months or longer, including: four collateralized mortgage obligation securities, ten municipal securities and one trust preferred security included in other debt securities.  Based upon the aforementioned factors, the Company identified two collateralized mortgage obligation securities at March 31, 2010 with a combined amortized cost of $21.8 million for which a cash flow analysis was performed to determine whether an other than temporary impairment was warranted.  This evaluation indicated that the two collateralized mortgage obligations were other-than-temporarily impaired.  Estimates of discounted cash flows based on expected yield at time of original purchase, prepayment assumptions based on actual and anticipated prepayment speed, actual and anticipated default rates and estimated level of severity given the loan to value ratios, credit scores, geographic locations, vintage and levels of subordination related to the security and its underlying collateral resulted in a projected credit loss on the collateralized mortgage obligations.  One of these securities had been deemed other-than-temporarily impaired in 2008 and a cumulative-effect adjustment of $1.1 million was made to retained earnings as of January 1, 2009 to reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis as of the beginning of the period in which the aforementioned accounting principals were adopted.  Additional estimated credit losses on the two collateralized mortgage obligations of $1.1 million were charged to earnings during the year ended December 31, 2009.  These two securities had an amortized cost of $21.8 million and a fair value of $16.4 million as of March 31, 2010.  As of March 31, 2010, unrealized losses on these collateralized mortgage obligations include other-than-temporary impairment recognized in other comprehensive income (before taxes) of $5.4 million.

The following table presents the change in other-than-temporary credit related impairment charges on collateralized mortgage obligations for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(in thousands)
Credit related impairments on securties as of December 31, 2008	$1,872
Cummulative effect adjustment related to a change in accounting principle	(1,117)
Credit related impairments related to securites for which an other-than-temporary
impairment was not previously recognized	977
Increase in credit related impairments related to securities for which an other-than-
temporary impairment was previously recognized	135
Credit related impairments on securities as of December 31, 2009	1,867
Credit related impairments related to securites for which an other-than-temporary
impairment was not previously recognized	-
Increase in credit related impairments related to securities for which an other-than-
temporary impairment was previously recognized	-
Credit related impairments on securities as of March 31, 2010	$1,867

Exclusive of the two aforementioned collateralized mortgage obligations, the Company has determined that the decline in fair value of the remaining securities is not attributable to credit deterioration, and based on the foregoing evaluation criteria and as the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

Continued deterioration of general economic market conditions could result in the recognition of future other than temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

Securities Held to Maturity

As of March 31, 2010, the Company held one security that has been designated as held to maturity.  The security has an amortized cost of $2.6 million and an estimated fair value of $2.2 million.  The final maturity of this security is 2022, however, it is callable quarterly.  Due to the magnitude of the difference between fair value and amortized cost, the Company has performed an assessment to determine whether this security is other than temporarily impaired.  Based upon a number of factors, including significant and repeated investments on the part of the United States government, the Company has determined that the security is not other than temporarily impaired at March 31, 2010.

Note 4 — Loans Receivable

Loans receivable are summarized as follows:

	March 31,	December 31,
	2010	2009
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$670,030	681,578
Over four-family residential	543,681	536,731
Home equity	76,964	85,964
Commercial real estate	49,232	48,948
Construction and land	66,494	69,814
Consumer loans	630	619
Commercial business loans	46,300	48,094
Gross loans receivable	1,453,331	1,471,748
Less:
Undisbursed loan proceeds	44,398	49,818
Unearned loan fees	1,899	1,920
Total loans receivable	$1,407,034	1,420,010

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  The Company does not have a concentration of loans in any specific industry.  Credit risks tend to be geographically concentrated since a majority of the Company’s customer base lies in the Milwaukee metropolitan area.  Furthermore, as of March 31, 2010, 87.2% of the Company’s loan portfolio consists of loans that are secured by real estate properties located primarily within the Milwaukee metropolitan area.  Residential real estate collateralizing $139.3 million, or 9.6%, of gross loans receivable is located outside of the state of Wisconsin.

The unpaid principal balance of loans serviced for others was $4.7 million at both March 31, 2010 and December 31, 2009. These loans are not reflected in the consolidated financial statements.

A summary of the activity in the allowance for loan losses is as follows:

	For the Three Months Ended
	March 31,
	2010	2009
	(In Thousands)

Balance at beginning of period	28,494	25,167
Provision for loan losses	5,457	7,201
Charge-offs	(2,373)	(3,591)
Recoveries	52	62
Balance at end of period	31,630	28,839

Allowance for loan losses to loans receivable	2.25%	1.88%
Net charge-offs to average loans outstanding (annualized)	0.65%	0.91%
Allowance for loan losses to non-accrual loans	41.57%	25.93%
Non-accrual loans to loans receivable	5.41%	7.24%

Non-accrual loans totaled $76.1 million at March 31, 2010 and $75.3 million at December 31, 2009.

Beginning in 2007 and continuing through the current quarter, the Company experienced significant deterioration in credit quality, primarily in its residential and construction and land portfolios.  These two segments represent a significant portion of the overall loan portfolio.  The downturn in the residential real estate market that has reduced demand and market prices for vacant land, new construction and existing residential units.  The overall economic downturn and the depressed real estate market have negatively impacted many residential real estate customers and have resulted in an increase in nonperforming assets.

The following table presents data on impaired loans at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
	(In Thousands)

Impaired loans for which a specific allowance has been provided	$97,153	90,787
Impaired loans for which no specifc allowance has been provided	65,993	61,123
Total loans determined to be impaired	$163,146	151,910

Specific allowance for loan losses related to all impaired loans	$13,862	12,517

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower’s intent and ability to make all principal and interest payments in accordance with contractual terms.  The evaluation process is subject to the use of significant estimates and actual results could differ from estimates.  This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis.  In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan.  Of the total $66.0 million of impaired loans for which no allowance has been provided, $9.8 million represent loans on which a total of $5.4 million in charge-offs have been recorded to reduce the outstanding loans balance to an amount that is commensurate with the net realizable value of the underlying collateral.  To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At March 31, 2010 and December 31, 2009, total impaired loans include $52.0 million and $42.7 million, respectively of troubled debt restructurings that are performing in accordance with their restructured terms and are accounted for on an accrual basis.  The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate.  The restructured terms are typically in place for six to twelve months.

The Company serves the credit needs of its customers by offering a variety of loan programs to customers, primarily in Wisconsin. The loan portfolio is diversified by types of borrowers, property type, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2010 and December 31, 2009, no loans to one borrower or industry concentrations existed in the Company’s loan portfolio in excess of 10% of total loans.

Note 5 — Deposits

A summary of the contractual maturities of time deposits at March 31, 2010 is as follows:

(In Thousands)

Within one year	$759,646
One to two years	240,520
Two to three years	15,407
Three to four years	3,417
Four through five years	4,437
$1,023,427

Note 6 — Borrowings

Borrowings consist of the following:

		March 31, 2010		December 31, 2009
			Weighted		Weighted
			Average		Average
		Balance	Rate	Balance	Rate
		(Dollars in Thousands)
Federal Home Loan Bank, Chicago (FHLBC) advances maturing:
	2010	$36,900	4.76%	73,900	3.61%
	2016	220,000	4.34%	220,000	4.34%
	2017	65,000	3.19%	65,000	3.19%
	2018	65,000	2.97%	65,000	2.97%

Repurchase agreements maturing	2017	84,000	3.96%	84,000	3.96%
		$470,900	3.96%	$507,900	3.85%

The $36.9 million in advances due in 2010 consist of two advances of which $11.9 million matures in May and $25.0 million matures in October.

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

The Company selects loans that meet underwriting criteria established by the FHLBC as collateral for outstanding advances.  The Company’s FHLBC borrowings are limited to 60% of the carrying value of qualifying, unencumbered one- to four-family mortgage loans, 25% of the carrying value of home equity loans and 60% of the carrying value of over four-family loans.  In addition, these advances are collateralized by FHLBC stock totaling $21.7 million at March 31, 2010 and December 31, 2009.

Note 7 – Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  As of March 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.  On December 18, 2009, WaterStone Bank entered into a consent order with its federal and state bank regulators whereby it has agreed to maintain a minimum Tier 1 capital ratio of 8.50% and a minimum total risk based capital ratio of 12.00%.  At March 31, 2010, these higher capital requirements were satisfied.

As of March 31, 2010 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as quantitatively “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category, however, the outstanding consent order limits transactions otherwise available to “well capitalized” banks.

As a state-chartered savings bank, the Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.

The actual capital amounts and ratios for WaterStone Bank as of March 31, 2010 are presented in the table below:

	March 31, 2010
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
WaterStone Bank
Total capital (to risk-weighted assets)	$181,039	14.34%	$100,972	8.00%	$126,215	10.00%
Tier I capital (to risk-weighted assets)	165,067	13.08%	50,486	4.00%	75,729	6.00%
Tier I capital (to average assets)	165,067	9.07%	72,797	4.00%	90,997	5.00%
State of Wisconsin capital required (to total assets)	165,067	8.98%	110,252	6.00%	N/A	N/A

	December 31, 2009
WaterStone Bank
Total capital (to risk-weighted assets)	$181,344	13.74%	$105,559	8.00%	$131,949	10.00%
Tier I capital (to risk-weighted assets)	164,693	12.48%	52,780	4.00%	79,170	6.00%
Tier I capital (to average assets)	164,693	8.71%	75,674	4.00%	94,592	5.00%
State of Wisconsin capital required (to total assets)	164,693	8.86%	111,484	6.00%	N/A	N/A
_____________

Note 8 – Income Taxes

During the three months ended March 31, 2010, we recorded no income tax expense.  We recorded an income tax benefit of $503,000 for the three months ended March 31, 2009 as a result of a Wisconsin state tax law change (retroactive to January 1, 2009).

Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of a deferred tax asset is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes the cumulative losses in the current year and prior two years and general business and economic trends. At both March 31, 2010 and December 31, 2009, the Company determined that a valuation allowance was necessary, largely based on the negative evidence represented by a cumulative loss in the most recent three-year period caused by the significant loan loss provisions recorded during the past three years. In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of projected taxable earnings. Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly.

Note 9 – Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk are as follows:

	March 31,	December 31,
	2010	2009
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$14,959	13,607
Unused portion of home equity lines of credit	27,736	28,376
Unused portion of construction loans	5,390	7,861
Unused portion of business lines of credit	11,272	13,581
Standby letters of credit	1,001	1,001

(1) Excludes commitments to originate loans held for sale

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of March 31, 2010 and December 31, 2009.

In connection with its mortgage banking activities, the Company enters into forward loan sale commitments.  Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale.  Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated statements of financial condition with the changes in fair value recorded as a component of mortgage banking income.  The fair value of the mortgage derivatives at March 31, 2010, was a net gain of $55,000, comprised of the net gain of $113,000 on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $80.7 million and the net loss of $58,000 on forward commitments to sell residential mortgage loans to various investors of $54.6 million.  In determining the fair value of its derivative loan commitments for economic purposes, the Company considers the value that would be generated when the loan arising from exercise of the loan commitment is sold in the secondary mortgage market. That value includes the price that the loan is expected to be sold for in the secondary mortgage market.

Note 10 – Earnings (loss) per share

Earnings per share are computed using the two-class method.  Basic earnings per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include unvested restricted shares.  Unvested restricted shares are considered participating securities because holders of these securities have the right to receive dividends at the same rate as holders of the Company’s common stock.  Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Unvested restricted stock and stock options are considered outstanding for diluted earnings (loss) per share only.  Unvested restricted stock and stock options totaling 103,400 and 314,000 shares for the three month periods ended March 31, 2010 and 151,400 and 474,500 shares for the three month periods ended March 31, 2009 are antidilutive and are excluded from the earnings (loss) per share calculation.

Presented below are the calculations for basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2010	2009
	(In Thousands, except per share data)

Net income (loss)	$176	(3,602)
Net income (loss) available to unvested restricted shares	1	-
Net income (loss) available to common stockholders	$175	(3,602)

Weighted average shares outstanding	30,773	30,652
Effect of dilutive potential common shares	-	-
Diluted weighted average shares outstanding	30,773	30,652

Basic earnings (loss) per share	$0.01	(0.12)
Diluted earnings (loss) per share	$0.01	(0.12)

Note 11 – Fair Value Measurements

The FASB issued an accounting standard (subsequently codified into ASC Topic 820, “Fair Value Measurements and Disclosures”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This accounting standard applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements. The standard also emphasizes that fair value (i.e., the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date), among other things, is based on exit price versus entry price, should include assumptions about risk such as nonperformance risk in liability fair values, and is a market-based measurement, not an entity-specific measurement. When considering the assumptions that market participants would use in pricing the asset or liability, this accounting standard establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The fair value hierarchy prioritizes inputs used to measure fair value into three broad levels.

Level 1 inputs - In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2 inputs - Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs - Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of March 31, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2010	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities	$196,623	-	180,256	16,367
Loans held for sale	39,273	-	39,273	-

		Fair Value Measurements Using
	December 31, 2009	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities	$205,415	-	189,616	15,799
Loans held for sale	45,052	-	45,052	-

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

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2010 and 2009.

	Three Months Ended	Year Ended
	March 31,	December 31,
	2010	2009
	(In Thousands)

Balance at beginning of period	$15,799	4,242
Transfer into level 3	-	9,870
Change in unrealized holding losses arising during the period:
Included in other comprehensive income	671	2,427
Other than temporary impairment included in net loss	-	(1,112)
Principal repayments	(103)	(750)
Net accretion of discount/amortization of premium	-	5
Cummulative-effect adjustment	-	1,117
Balance at end of period	$16,367	15,799

Level 3 available-for-sale securities include two corporate collateralized mortgage obligations which are deemed non-investment grade.  The market for these securities was not active as of March 31, 2010.  As such, the Company valued these securities based on the present value of estimated future cash flows   Additional impairment may be incurred in future periods if estimated future cash flows are less than the cost basis of the securities.

Loans held for sale – Effective January 1, 2009, the Company elected to carry our loans held for sale at fair value.  Fair value is generally determined by estimating a gross premium or discount, which is derived from pricing currently observable in the market.  At March 31, 2010 and December 31, 2009, loans held-for-sale totaled $39.3 million and $45.1 million, respectively.  Loans held-for-sale are considered to be Level 2 in the fair value hierarchy of valuation techniques.

Assets Recorded at Fair Value on a Non-recurring Basis

Loans – We do not record loans at fair value on a recurring basis.  On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at fair value.  Fair value is determined based on third party appraisals.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques.  At March 31, 2010, loans determined to be impaired with an outstanding balance of $97.2 million were carried net of specific reserves of $12.9 million for a fair value of $84.3 million.  At December 31, 2009, loans determined to be impaired with an outstanding balance of $90.8 million were carried net of specific reserves of $11.5 million for a fair value of $79.3 million.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals obtained at the time the Company takes title to the property and, if less than the carrying value of the loan, the carrying value of the loan is adjusted to the fair value. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques.  At March 31, 2010 and December 31, 2009, real estate owned totaled $53.9 million and $50.9 million, respectively.

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In Thousands)
Financial Assets
Cash and cash equivalents	$80,116	80,116	71,120	71,120
Securities available-for-sale	196,623	196,623	205,415	205,415
Securities held-to-maturity	2,648	2,221	2,648	1,930
Loans held for sale	39,273	39,273	45,052	45,052
Loans receivable	1,407,034	1,399,363	1,420,010	1,403,266
FHLB stock	21,653	21,653	21,653	21,653
Cash surrender value of life insurance	34,123	34,123	33,941	33,941
Accrued interest receivable	4,869	4,869	4,525	4,525
Mortgage banking derivative assets	113	113	252	252

Financial Liabilities
Deposits	1,178,519	1,182,675	1,164,890	1,167,834
Advance payments by borrowers for taxes	8,045	8,045	630	630
Borrowings	470,900	479,251	507,900	513,596
Accrued interest payable	2,427	2,427	3,070	3,070
Mortgage banking derivative liabilities	58	58	211	211

Other Financial Instruments
Stand-by letters of credit	5	5	5	5

The following methods and assumptions were used by the Company in determining its fair value disclosures for financial instruments.

 Cash and Cash Equivalents

The carrying amounts reported in the consolidated statements of financial condition for cash and cash equivalents is a reasonable estimate of fair value.

 Securities

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

Loans Receivable

Loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at fair value.  Fair value is determined based on third party appraisals.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  With respect to loans that are not considered to be impaired, fair value is estimated by discounting the future contractual cash flows using discount rates that that reflect a current rate offered to borrowers of similar credit standing for the remaining term to maturity.  This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC820-10 and generally produces a higher fair value.

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit is not material at March 31, 2010 and December 31, 2009.

Note 12 – Recent Accounting Developments

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

See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption “Risk Factors” in Item 1A of the Company’s 2009 Annual Report on Form 10-K).

Overview

The following discussion and analysis is presented to assist the reader in the understanding and evaluation of the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the results of operations for the three month periods ended March 31, 2010 and 2009 and the financial condition as of March 31, 2010 compared to the financial condition as of December 31, 2009.

Our results of operations are highly dependent on our net interest income and the provision for loan losses.  In recent periods our results of operations have also been negatively impacted by the establishment of valuation allowances with respect to our deferred tax assets, other than temporary impairment of securities available for sale, by increased real estate owned expense and by higher deposit insurance premiums.  Net interest income is the difference between the interest income we earn on loans receivable, investment securities and cash and cash equivalents and the interest we pay on deposits and other borrowings.  The Company’s banking subsidiary, WaterStone Bank SSB (“WaterStone Bank”) is primarily a mortgage lender with loans secured by real estate comprising 96.8% of total loans receivable on March 31, 2010.  Further, 88.8% of loans receivable are residential mortgage loans with over four-family loans comprising 37.4% of all loans on March 31, 2010.  WaterStone Bank funds loan production primarily with retail deposits and Federal Home Loan Bank advances.  On March 31, 2010, deposits comprised 70.4% of total liabilities.  Time deposits, also known as certificates of deposit, accounted for 86.8% of total deposits at March 31, 2010.  Federal Home Loan Bank advances outstanding on March 31, 2010 totaled $470.9 million, or 28.1% of total liabilities.  During the current period of low interest rates and economic weakness, we have determined that an investment philosophy emphasizing short-term liquid investments is prudent and will position the Company to take advantage of the opportunities that will exist as the local and national economies recover from the recession.

During the three month period ended March 31, 2010, our results of operations continued to be adversely affected by elevated levels of nonperforming loans and real estate owned.  Weaknesses in our loan portfolio have required that we establish higher provisions for loan losses and incur significant loan charge-offs.  We have sought to address the deterioration of the real estate market by increasing our provisions for loan losses over the past three years.  The continued downturn in the local real estate market requires the Company to continually reevaluate the assumptions used to determine the fair value of collateral and net present value of discounted future estimated cash flows related to loans receivable to ensure that the allowance for loan losses continues to be an accurate reflection of management’s best estimate of the amount needed to provide for the probable and estimable loss on impaired loans and other incurred losses in the loan portfolio.  As a result, the Company determined that a provision for loan losses of $5.5 million was necessary during the three months ended March 31, 2010 in order to maintain the allowance for loan losses at an appropriate level in relation to the risks management believe are inherent and estimable in our portfolio.  Additional information regarding loan quality and its impact on our financial condition and results of operations can be found in the “Asset Quality” discussion.  Our results of operations are also affected by noninterest income and noninterest expense.  Noninterest income consists primarily of mortgage banking fee income.  A significant increase in the sale of mortgage loans in the secondary market, resulting from a decline in mortgage interest rates during the period and additional mortgage banking offices added over the past twelve months, yielded a $2.7 million increase in mortgage banking income during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  In addition to the increase in mortgage banking activity, the increase in noninterest income compared to the prior period resulted from an $907,000 decrease in impairment charge on securities considered to be other than temporarily impaired.  Noninterest expense consists primarily of compensation and employee benefits, FDIC insurance premiums, occupancy expenses and real estate owned expense.  In 2010 our noninterest expense has been and will continue to be adversely affected by higher deposit insurance premium assessments from the FDIC.  FDIC insurance premium expense has increased $882,000 during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets.

Allowance for Loan Losses. WaterStone Bank establishes valuation allowances on loans considered impaired whether determined through an individual assessment or collective assessment process. A loan is considered impaired when, based on current information and events, it is probable that WaterStone Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the net realizable value of the underlying collateral.  WaterStone Bank also establishes valuation allowances based on an evaluation of the various risk components that are inherent in the credit portfolio. The risk components that are evaluated include past loan loss experience; the level of nonperforming and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect the borrower’s ability to repay; the estimated value of any underlying collateral; regulatory guidance; and other relevant factors. The allowance is increased by provisions charged to earnings and recoveries of previously charged-off loans and reduced by charge-offs. The adequacy of the allowance for loan losses is reviewed and approved at least quarterly by the WaterStone Bank board of directors. The allowance reflects management’s best estimate of the amount needed to provide for the probable loss on impaired loans and other incurred losses in the loan portfolio, and is based on a risk model developed and implemented by management and approved by the WaterStone Bank board of directors.

Actual results could differ from this estimate and future additions to the allowance may be necessary based on unforeseen changes in loan quality, values of real estate collateral  and local economic conditions such as unemployment rates.  In addition, state and federal regulators periodically review the WaterStone Bank allowance for loan losses. Such regulators have the authority to require WaterStone Bank to recognize additions to the allowance at the time of their examination.

Income Taxes.  The Company and its subsidiaries file consolidated federal and Wisconsin income tax returns. The provision for income taxes is based upon income in the consolidated financial statements, rather than amounts reported on the income tax return.  Consequently, our federal income tax returns do not include the financial results of our mutual holding company parent.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes the cumulative losses in the current year and prior two years and general business and economic trends.  At March 31, 2010 and at December 31, 2009, the Company determined that valuation allowances were necessary, largely based on the cumulative loss during the most recent three-year period caused by the significant loan loss provisions recorded during 2009 and 2008.  In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of projected taxable earnings.  Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly.

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

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

General - Net income for the three months ended March 31, 2010 totaled $176,000, or $0.01 for both basic and diluted loss per share, compared to net loss of $3.6 million, or $0.12 for both basic and diluted loss per share, for the three months ended March 31, 2009.  The three months ended March 31, 2010 generated an annualized return on average assets of 0.04% and an annualized return on average equity of 0.42%, compared to an annualized loss on average assets of 0.76% and an annualized loss on average equity of 8.68% for the comparable period in 2009.  The results of operations for the three months ended March 31, 2010 reflect continuing deterioration in asset quality which resulted in a $5.5 million provision for loan losses during the current year.  The current year-to-date provision represents a $1.7 million decrease from the $7.2 million provision for loan losses for the three months ended March 31, 2009.  Increases of $2.2 million in net interest income and $2.7 million in mortgage banking income and a $907,000 decrease in impairment charge on securities considered to be other than temporarily impaired for the first three months of 2010 over the prior year were partially offset by increases of $1.3 million in compensation expense, $882,000 in FDIC insurance expense and $609,000 in real estate owned expense and a $503,000 decrease in income tax benefit.  Loan charge-off activity and specific loan reserves are discussed in additional detail in the Asset Quality section.  The net interest margin for the three months ended March 31, 2010 was 2.92% compared to 2.28% for the three months ended March 31, 2009.

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

	Three Months Ended March 31,
	2010				2009
	Average Balance	Interest		Yield/Cost	Average Balance	Interest		Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable, net	$1,442,353	20,753	(1)	5.84%	$1,571,690	22,267	(1)	5.75%
Mortgage related securities(2)	113,067	1,490		5.35	134,453	1,912		5.77
Debt securities,(2) federal funds sold and short-term investments	170,736	806		1.91	125,764	812		2.62
Total interest-earning assets	1,726,156	23,049		5.42	1,831,907	24,991		5.53
Noninterest-earning assets	98,277				80,220
Total assets	$1,824,433				$1,912,127

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$59,278	8		0.06	$52,002	11		0.03
Money market and savings accounts	95,461	112		0.48	105,520	146		0.56
Time deposits	1,010,528	5,725		2.30	1,056,989	9,580		3.68
Total interest-bearing deposits	1,165,267	5,845		2.03	1,214,511	9,737		3.25
Borrowings	480,347	4,771		4.03	516,605	4,972		3.90
Total interest-bearing liabilities	1,645,614	10,616		2.62	1,731,116	14,709		3.45
Noninterest-bearing liabilities	10,454				12,788
Total liabilities	1,656,068				1,743,904
Equity	168,365				168,223
Total liabilities and equity	$1,824,433				$1,912,127

Net interest income		$12,433				$10,282
Net interest rate spread (3)				2.80%				2.08%
Net interest-earning assets (4)	$80,542				$100,791
Net interest margin (5)				2.92%				2.28%
Average interest-earning assets to average interest-bearing liabilities				104.89%				105.82%
__________

(1) Includes net deferred loan fee amortization income of $166,000 and $244,000 for the three months ended March 31, 2010 and 2009, respectively.
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

	Three Months Ended March 31,
	2010 versus 2009
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable(1) (2)	$(1,864)	350	(1,514)
Mortgage related securities	(289)	(133)	(422)
Other earning assets(3)	249	(255)	(6)
Total interest-earning assets	(1,904)	(38)	(1,942)

Interest expense:
Demand accounts	1	(4)	(3)
Money merket and savings accounts	(13)	(21)	(34)
Time deposits	(404)	(3,451)	(3,855)
Total interest-bearing deposits	(416)	(3,476)	(3,892)
Borrowings	(360)	159	(201)
Total interest-bearing liabilities	(776)	(3,317)	(4,093)
Net change in net interest income	$(1,128)	3,279	2,151

______________
(1)	Includes net deferred loan fee amortization income of $166,000 and $244,000 for the three months ended March 31, 2010 and 2009, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.

Total Interest Income - Total interest income decreased $1.9 million, or 7.8%, to $23.0 million during the three months ended March 31, 2010 from $25.0 million during the three months ended March 31, 2009.

Interest income on loans decreased $1.5 million, or 6.8%, to $20.8 million during the three months ended March 31, 2010 from $22.3 million during the three months ended March 31, 2009.   The decrease in interest income was primarily due to a $129.3 million, or 8.2%, decrease in the average balance of average loans outstanding to $1.44 billion during the three months ended March 31, 2010 from $1.57 billion during the comparable period in 2009.  The decrease in interest income attributable to the decrease in average balance was partially offset by a 9 basis point increase in the average yield on loans to 5.84% for the three-month period ended March 31, 2010 from 5.75% for the comparable period in 2009.  Unrecognized interest income on non-accrual loans totaled $1.1 million during the three months ended March 31, 2010.  This had the effect of reducing the average yield on loans during the same period by 32 basis points.  Unrecognized interest income on non-accrual loans totaled $1.7 million during the three months ended March 31, 2009, effectively reducing the average yield on loans for that period by 43 basis points.

Interest income from mortgage-related securities decreased $422,000, or 22.1%, to $1.5 million during the three months ended March 31, 2010 from $1.9 million during the three months ended March 31, 2009.  The decrease in interest income was primarily due to a $21.4 million, or 15.9%, decrease in the average balance of mortgage-related securities to $113.1 million for the three months ended March 31, 2010 from $134.5 million during the comparable period in 2009.  The decrease in interest income attributable to the decrease in average balance was compounded by a decrease in average yield.  The average yield on mortgage-related securities decreased 42 basis points to 5.35% for the three months ended March 31, 2010 from 5.77% for the comparable period in 2009.  The decline in the average balance of mortgage-related securities during the three months ended March 31, 2010 reflects management’s decision to deemphasize investments in mortgage-related securities and emphasize more liquid less volatile government agency securities.

Finally, interest income from debt securities, federal funds sold and short-term investments remained stable at $806,000 for the three months ended March 31, 2010 compared to $812,000 for the three months ended March 31, 2009.  Interest income decreased due to a 71 basis point decline in the average yield on other earning assets to 1.91% for the three months ended March 31, 2010 from 2.62% for the comparable period in 2009.  The decline in average yield provided by these assets reflects the lower overall interest rate environment as opposed to a shift in investment strategy and product mix.  The decrease in average rate was partially offset by an increase of $45.0 million, or 35.8%, in the average balance of other earning assets to $170.7 million during the three months ended March 31, 2010 from $125.8 million during the comparable period in 2009.  The increase in average balance reflects a strategic shift towards higher levels of liquidity.  The Company intends to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on loans and mortgage related securities.  The average balance of debt securities, federal funds sold and short-term investments includes FHLBC stock of $21.7 million for the three month-periods ended March 31, 2010 and 2009, respectively.  On October 10, 2007, the FHLBC entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, dividend declarations are subject to the prior written approval of the Federal Housing Finance Board.  The FHLBC has not declared a dividend since it entered into the cease and desist order.  At the request of the FHLBC, on July 24, 2008, the Finance Board amended the cease and desist order to allow the FHLBC to redeem from borrowing institutions the incremental purchases of capital stock tied to increased levels of borrowing through advances once the advances are repaid.

Total Interest Expense - Total interest expense decreased by $4.1 million, or 27.8%, to $10.6 million during the three months ended March 31, 2010 from $14.7 million during the three months ended March 31, 2009.  This decrease was the result of a decrease of 83 basis points in the average cost of funds to 2.62% for the three months ended March 31, 2010 from 3.45% for the comparable period ended March 31, 2009.  The decrease in interest expense resulted from a decrease in the average cost of funds as well as a decrease of $85.5 million, or 4.9%, in average interest bearing deposits and borrowings outstanding to $1.65 billion for the three months ended March 31, 2010 compared to an average balance of $1.73 billion for the three months ended March 31, 2009.

Interest expense on deposits decreased $3.9 million, or 40.0%, to $5.8 million during the three months ended March 31, 2010 from $9.7 million during the comparable period in 2009.  This was due to a decrease in the cost of total average deposits of 122 basis points to 2.03% for the three months ended March 31, 2010 compared to 3.25% for the comparable period during 2009.  The decrease in interest expense attributable to the decrease in the cost of deposits was compounded by a decrease of $49.2 million, or 4.1%, in the average balance of interest bearing deposits to $1.17 billion during the three months ended March 31, 2010 from $1.21 billion during the comparable period in 2009.  The decrease in the cost of deposits reflects the Federal Reserve’s reduction of short term interest rates beginning in 2008 and throughout 2009, which are typically used by financial institutions in pricing deposit products.  The decrease in the average balance of interest bearing deposits was primarily due to a $53.7 million decline in average outstanding non-local or brokered deposits.

Interest expense on borrowings decreased $201,000, or 4.0%, to $4.8 million during the three months ended March 31, 2010 from $5.0 million during the comparable period in 2009.  The decrease resulted from a $36.3 million, or 7.0%, decrease in average borrowings outstanding to $480.3 million during the three months ended March 31, 2010 from $516.6 million during the comparable period in 2009.  The decrease due to average balance was partially offset by a 13 basis point increase in the average cost of borrowings to 4.03% during the three months ended March 31, 2010 from 3.90% during the comparable period in 2009.  The decreased use of borrowings as a source of funding during the three months ended March 31, 2010 reflected our recommitment to utilize core deposits as our primary funding source.

Net Interest Income - Net interest income increased by $2.2 million or 20.9%, to $12.4 million during the three months ended March 31, 2010 as compared to $10.3 million during the comparable period in 2009.  The increase in net interest income resulted primarily from a 71 basis point increase in our interest rate spread to 2.80% for the three month period ended March 31, 2010 from 2.09% for the comparable period in 2009.  The 71 basis point increase in the interest rate spread resulted from an 83 basis point decrease in the cost of interest bearing liabilities, which was partially offset by a 12 basis point decrease in the yield on interest earning assets.  The increase in net interest income resulting from an increase in our net interest rate spread was partially offset by a decrease in net average earning assets of $20.2 million, or 20.1%, to $80.5 million for the three months ended March 31, 2010 from $100.8 million during the comparable period in 2009.  The decrease in net average earning assets was primarily attributable to an increase in loans transferred to real estate owned.  The average balance of real estate owned totaled $53.1 million for the three months ended March 31, 2010 compared to $26.4 million for the three months ended March 31, 2009.

Provision for Loan Losses – Our provision for loan losses decreased $1.7 million, to $5.5 million during the three months ended March 31, 2010, from $7.2 million during the comparable period during 2009.  While it has decreased from the prior year, the provision for loan losses remains at above average levels.  The provision for the three months ended March 31, 2010 was primarily the result of $2.3 million of net loan charge-offs combined with continued weakness in local real estate markets.  See the Asset Quality section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $3.6 million to $4.3 million during the three months ended March 31, 2010 from $720,000 during the comparable period in 2009.  The increase resulted primarily from an increase in mortgage banking income.  Mortgage banking income increased $2.7 million to $3.6 million for the three months ended March 31, 2010, compared to $901,000 during the comparable period in 2009.  The increase was the result of increased mortgage loan refinancing triggered by declines in  mortgage interest rates during the period and an expansion of our mortgage banking operations over the past year.  In addition to an increase in the volume of loans sold, the expansion of our mortgage banking operations has resulted in increased levels of profitability through expansion into geographic regions and mortgage products that yield a higher margin.  During the three months ended March 31, 2010, the Company sold $157.4 million of mortgage loans into the secondary market, as compared to $120.1 million during the comparable period in 2009.  In addition to the increase in mortgage banking activity, the increase in noninterest income compared to the prior period resulted from an $907,000 decrease in impairment charge on securities considered to be other than temporarily impaired.

Noninterest Expense - Total noninterest expense increased $3.2 million, or 40.4%, to $11.1 million during the three months ended March 31, 2010 from $7.9 million during the comparable period in 2009.  The increase was primarily attributable to increased compensation, real estate owned expense and FDIC insurance premium expense.

Compensation, payroll taxes and other employee benefit expense increased $1.3 million, or 34.2%, to $5.1 million during the three months ended March 31, 2010 compared to $3.8 million during the comparable period in 2009.  This increase resulted primarily from an increase in compensation and payroll taxes.  Due primarily to an expansion of our mortgage banking operations, total compensation increased $1.2 million, or 42.4%, to $4.2 million for the three months ended March 31, 2010 compared to $2.9 million during the comparable period in 2009.

Real estate owned expense increased $609,000 to $1.4 million during the three months ended March 31, 2010 from $821,000 during the comparable period in 2009.  Real estate owned expense includes the net operating and carrying costs related to the properties.  In addition, it includes net gain or loss recognized upon the sale of a foreclosed property, as well as writedowns recognized to maintain the properties at their estimated fair value.  During the three months ended March 31, 2010, net operational expenses increased $755,000 to $1.4 million from $668,000 during the comparable period in 2009.  The increase in net operational expense compared to the prior period resulted from an increase in the number of foreclosed properties.  The average balance of real estate owned totaled $53.1 million for the three months ended March 31, 2010 compared to $26.4 million for the three months ended March 31, 2009.  Net loss recognized on the sale and writedown of real estate owned totaled $7,200 during the three months ended March 31, 2010, compared to $153,000 during the comparable period in 2009.

Other noninterest expense increased $1.2 million to $2.1 million during the three months ended March 31, 2010 from $930,000 during the comparable period in 2009.  The increase resulted primarily from an increase in FDIC deposit insurance premiums.  FDIC insurance premium expense increased $882,000 to $1.1 million during the three months ended March 31, 2010 from $240,000 during the comparable period during 2009.  The increase results from an increase in the premium rate.

Income Taxes – During the three months ended March 31, 2010, we recorded no income tax expense.  Rather, net deferred tax asset valuation allowances were reduced accordingly.  We recorded an income tax benefit of $503,000 for the three months ended March 31, 2009.  The $503,000 benefit was the result of a Wisconsin state tax law change (retroactive to January 1, 2009) related to the net unrealized loss on securities available for sale owned by the Company’s Nevada subsidiary.

Net Income - As a result of the foregoing factors, net income for the three months ended March 31, 2010 was $176,000 as compared to a net loss of $3.6 million during the comparable period in 2009.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Total Assets - Total assets decreased by $23.3 million, or 1.2%, to $1.84 billion at March 31, 2010 from $1.87 billion at December 31, 2009. The decrease in total assets is comprised of decreases in loans receivable of $13.0 million, securities available for sale of $8.8 million and loans held for sale of $5.8 million.  These decreases were partially offset by an increase in cash and cash equivalents of $9.0 million.

Cash and Cash Equivalents – Cash and cash equivalents increased by $9.0 million, or 12.6%, to $80.1 million at March 31, 2010 from $71.1 million at December 31, 2009.  The increase in cash and cash equivalents reflects the Company’s decision to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on securities and other investments.

Securities Available for Sale – Securities available for sale decreased by $8.8 million, or 4.3%, to $196.6 million at March 31, 2010 from $205.4 million at December 31, 2009.  The decrease in the available for sale portfolio is comprised of a $11.3 million decrease in municipal securities and a $7.8 million decrease in collateralized mortgage obligations, partially offset by a $12.5 million increase in government sponsored entity bonds.  The shift in the mix of the portfolio towards less volatile, shorter-term government sponsored entity bonds reflects a strategic decision to increase portfolio liquidity.

Loans Held for Sale – Loans held for sale decreased by $5.8 million to $39.3 million at March 31, 2010, from $45.1 million at December 31, 2009.  Fluctuations in the balance of loans held for sale result from the timing of loan closings and sales to third parties.

Loans Receivable - Loans receivable held for investment decreased $13.0 million, or 0.9%, to $1.41 billion at March 31, 2010 from $1.42 billion at December 31, 2009.  The 2010 decrease in total loans receivable was primarily attributable to an $11.5 million decrease in one- to four-family loans.  The decrease reflects a decline in loan demand for variable rate real estate mortgage loans as potential borrowers have gravitated towards long-term fixed-rate products that the Company does not generally retain in its portfolio.  Decreases in loan balances in this and other categories also reflect an overall decrease in demand due to current economic conditions combined with the Company’s more stringent loan underwriting requirements.  As a result of the low rate environment with respect to long-term fixed-rate real estate mortgage products, the Company has experienced a shift in the mix origination activity during the three months ended March 31, 2010 away form one- to four-family residential variable-rate loans.  During this time period, the majority of our origination activity consisted of residential real estate loans collateralized by multi-family properties, as this category of borrower displayed relatively stable levels of demand for our existing products.  During the three-month period ended March 31, 2010, $7.2 million in loans were transferred to real estate owned.

The following table shows loan origination, principal repayment activity, transfers to real estate owned, charge offs and sales during the periods indicated.

	As of or for the		As of or for the
	Three Months Ended March 31,		Year Ended
	2010	2009	December 31, 2009
	(In Thousands)
Total gross loans receivable and held for sale at
beginning of period	$1,516,800	$1,636,277	1,636,277
Real estate loans originated for investment:
Residential
One- to four-family	700	8,543	25,660
Over four-family	17,806	9,732	66,657
Construction and land	100	512	7,914
Commercial real estate	375	4,080	7,352
Home equity	1,392	2,596	8,491
Total real estate loans originated for investment	20,373	25,463	116,074
Consumer loans originated for investment	73	122	180
Commerical business loans originated for investment	3,393	3,216	12,640
Total loans originated for investment	23,839	28,801	128,894

Principal repayments	(32,688)	(46,101)	(202,722)
Transfers to real estate owned	(7,248)	(8,799)	(54,072)
Loan principal charged-off	(2,320)	(3,529)	(23,636)
Net activity in loans held for investment	(18,417)	(29,628)	(151,536)

Loans originated for sale	151,582	135,327	739,151
Loans sold	(157,362)	(120,070)	(707,092)
Net activity in loans held for sale	(5,780)	15,257	32,059
Total gross loans receivable and held for sale at end of period	$1,492,603	$1,621,906	1,516,800

Real Estate Owned – Total real estate owned increased $3.0 million, or 5.8%, to $53.9 million at March 31, 2010 from $50.9 million at December 31, 2009.  The $3.0 million increase was primarily due to a $5.6 million increase in over four-family real estate properties, partially offset by a $2.9 million decrease in one- to four-family real estate properties.

Deposits – Total deposits increased $13.6 million, or 1.2%, to $1.18 billion at March 31, 2010 from $1.16 billion at December 31, 2009.  Total time deposits increased $12.0 million, or 1.2%, to $1.02 billion at March 31, 2010 from $1.01 billion at December 31, 2009.  Time deposits originated through local retail outlets increased $34.1 million, or 3.6%, to $982.0 million at March 31, 2010 from $947.9 million at December 31, 2009.  The increase in time deposits originated through our local markets was partially offset by a decrease in time deposits originated through the wholesale market.  Time deposits originated through the wholesale market decreased $22.1 million, or 34.8%, to $41.5 million at March 31, 2010 from $63.6 million at December 31, 2009.  The shift in the mix of deposits away from the wholesale market is intended to decrease our reliance on this source of funding.  Furthermore, a consent order issued by state and federal regulators effective December 18, 2009 prohibits the Bank from accepting or renewing brokered deposits.  Total money market and savings deposits decreased $1.6 million, or 1.7%, to $90.5 million at March 31, 2010 from $92.0 million at December 31, 2009.  Total demand deposits increased $3.2 million, or 5.2%, to $64.6 million at March 31, 2010 from $61.4 million at December 31, 2009.

Borrowings – Total borrowings decreased $37.0 million, or 7.3%, to $470.9 million at March 31, 2010 from $507.9 million at December 31, 2009.  During the three months ended March 31, 2010, three FHLBC advances matured which totaled $37.0 million and had an average rate of 2.47%.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $7.4 million to $8.0 million at March 31, 2010 from $630,000 at December 31, 2009.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $9.1 million, or 34.5%, to $17.2 million at March 31, 2010 from $26.3 million at December 31, 2009.  The decrease resulted from a $7.4 million decrease in outstanding escrow checks.  The decrease related to outstanding escrow checks is seasonal.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  These amounts remain classified as other liabilities until paid.

Shareholders’ Equity – Shareholders’ equity increased $1.7 million, or 1.0%, to $170.3 million at March 31, 2010 from $168.6 million at December 31, 2009.  The increase was primarily due to a $1.1 million decrease in accumulated other comprehensive loss resulting from an increase in the market value of available for sale securities.  In addition to the decrease in accumulated other comprehensive loss, shareholders’ equity was positively affected by a $249,000 increase in additional paid in capital related to stock compensation benefits, a $213,000 decrease in unearned ESOP shares and a $176,000 increase in retained earnings reflecting net income for the three months ended March 31, 2010.

ASSET QUALITY

The following table summarizes nonperforming loans and assets:

NONPERFORMING ASSETS

	At March 31,	At December 31,
	2010	2009
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$47,114	45,988
Over four-family	16,887	16,683
Construction and land	6,458	6,269
Commercial real estate	3,152	2,773
Home equity	494	1,159
Commercial	1,983	2,441
Total non-accrual loans	76,088	75,313
Real estate owned
One- to four-family	24,075	27,016
Over four-family	14,379	8,824
Construction and land	10,387	10,458
Commercial real estate	5,044	4,631
Total real estate owned	53,885	50,929
Total nonperforming assets	$129,973	126,242

Total non-accrual loans to total loans receivable	5.41%	5.30%
Total non-accrual loans to total assets	4.12%	4.03%
Total nonperforming assets to total assets	7.04%	6.76%

The following table summarizes troubled debt restructurings:
TROUBLED DEBT RESTRUCTURINGS

	At March 31,	At December 31,
	2010	2009
	(Dollars in Thousands)

Troubled debt restructurings - accrual	$51,971	42,730
Troubled debt restructurings - non-accrual	2,910	9,355
Total troubled debt restructurings	$54,881	52,085

Total non-accrual loans and accruing troubled debt
restructurings to total loans receivable	9.10%	8.31%

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

LOAN DELINQUENCY

	At March 31,	At December 31,
	2010	2009
	(Dollars in Thousands)

Loans past due less than 90 days	49,775	51,062
Loans past due in excess of 90 days	62,520	62,354
Total loans past due	112,295	113,416

Total loans past due to total loans receivable	7.98%	7.99%

Total non-accrual loans increased by $775,000, or 1.0%, to $76.1 million as of March 31, 2010 compared to $75.3 million as of December 31, 2009.  The ratio of non-accrual loans to total loans receivable was 5.41% at March 31, 2010 compared to 5.30% at December 31, 2009.  The $775,000 increase in nonaccrual loans during the three months ended March 31, 2010 resulted from $16.1 million in loans that were placed on non-accrual status during the period.  The increase due to loans placed on non-accrual during the three months ended March 31, 2010 was partially offset by $7.5 million in transfers to real estate owned (net of charge-offs), $4.9 million in loans that returned to accrual status, $2.0 million in partial charge-offs and $890,000 in loans that were paid in full.

Of the $76.1 million in total non-accrual loans as of March 31, 2010, $60.2 million have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $11.9 million in partial charge-offs have been recorded with respect to these loans.  In addition, specific reserves totaling $5.6 million have been recorded as of March 31, 2010.  The remaining $15.9 million of non-accrual loans were reviewed on an aggregate basis and $3.6 million in general valuation allowance was deemed necessary as of March 31, 2010.   The $3.6 million in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

Total real estate owned increased by $3.0 million, or 5.8%, to $53.9 million at March 31, 2010, compared to $50.9 million at December 31, 2009.  During the three months ended March 31, 2010, $7.2 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write downs totaling $223,000 during the three months ended March 31, 2010.  During the same period, proceeds from the sale of real estate owned totaled $4.6 million which resulted in a net gain of $211,000.  The net gain on sale of real estate owned properties represented 4.7% of the recorded value of the properties as of the date of sale.  We owned 247 properties as of March 31, 2010, compared to 226 properties at December 31, 2009.  Of the $53.9 million in real estate owned properties as of March 31, 2010, $43.5 million consist of one– to four-family, over four-family and commercial real estate properties.  Of all real estate owned, these property types present the greatest opportunity to offset operating expenses through the generation of rental income.  Of the $43.5 million in one– to four-family, over four-family and commercial real estate properties, $24.5 million, or 56.4%, represent properties that are generating rental revenue.  Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

During 2010 and 2009, as a result of continuing efforts to mitigate the risk of loan losses, the Company has increased activity with respect to loans modified in a troubled debt restructuring.  Troubled debt restructurings involve granting concessions to the borrower in connection with the modification of the terms of the loan, such as changes in payment schedule or interest rate, which would not otherwise be considered.   As of March 31, 2010, $54.9 million in loans had been modified in troubled debt restructurings, and $2.9 million of these loans are included in the non-accrual loan total.  The remaining $52.0 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continue to be included with accruing loans.  Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.  Typical restructured terms include six to twelve months of principal forbearance and a reduction in interest rate.  Of the $54.9 million in restructured loans as of March 31, 2010, $35.7 million were one- to four-family loans.  An additional $17.0 million were multi-family loans.  All loans that have been modified in a troubled debt restructuring are considered to be impaired.  As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve.  When a borrower is expected to perform in accordance with the restructured terms and ultimately return to and perform under original terms, a valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows discounted using the loan's original effective rate.  When there is doubt as to the borrower’s ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral.  As a result of the impairment analysis, a $1.2 million valuation allowance has been established as of March 31, 2010 with respect to the $54.9 million in troubled debt restructurings.

There were no accruing loans past due 90 days or more during the three months ended March 31, 2010 and 2009.

A summary of the allowance for loan losses is shown below:

ALLOWANCE FOR LOAN LOSSES

	At or for the Three Months
	Ended March 31,
	2010	2009
	(Dollars in Thousands)

Balance at beginning of period	$28,494	$25,167
Provision for loan losses	5,457	7,201
Charge-offs:
Mortgage
One- to four-family	1,669	2,354
Over four-family	585	380
Commercial real estate	117	567
Construction and land	-	290
Consumer	2	-
Commercial	1	-
Total charge-offs	2,373	3,591
Recoveries:
Mortgage
One- to four-family	49	62
Construction and land	2	-
Home Equity	1	-
Total recoveries	52	62
Net charge-offs	2,321	3,529
Allowance at end of period	$31,630	$28,839

Ratios:
Allowance for loan losses to non-accrual loans at end of period	41.57%	25.93%
Allowance for loan losses to loans receivable at end of period	2.25%	1.88%
Net charge-offs to average loans outstanding (annualized)	0.65%	0.91%
                                  _______________

At March 31, 2010, the allowance for loan losses was $31.6 million, compared to $28.5 million at December 31, 2009.  As of March 31, 2010, the allowance for loan losses represented 2.25% of total loans receivable and was equal to 41.57% of non-performing loans, compared to 2.01% and 37.83%, respectively, at December 31, 2009.  The $3.1 million increase in the allowance for loan loss during the three months ended March 31, 2010 is attributable to a $2.2 million increase in specific loan loss reserves related to impaired loans and an $898,000 increase in the general valuation allowance.  The increase in specific loan loss reserves was the result of an increase in impaired loans and a decline in the value of collateral as evidenced by updated appraisals reflecting further decline in the value of those properties during the quarter.  The increase in the general valuation allowance resulted from an increase in loans that, while still performing, have been identified as having higher risk characteristics.  The increase in the amount and number of loans identified as exhibiting elevated levels of risk with respect to loss outweighed the decline in overall delinquent loans.  Loans with elevated risk profiles include loans internally classified as special mention and watch.  These loans resulted in a $947,000 increase to the general valuation allowance during the three months ended March 31, 2010.  This was partially offset by a $49,000 reduction to the general valuation allowance due primarily to a decrease in the balance of loans outstanding.  Weakness in the residential real estate market has continued for the past three years and the risk of loss on loans secured by residential real estate remains at an elevated level.

Net charge-offs totaled $2.3 million, or 0.65% of average loans for the three months ended March 31, 2010, compared to $3.5 million, or 0.91% of average loans for the three months ended March 31, 2009.  Of the $2.3 million in net charge-offs during the three months ended March 31, 2010, $1.6 million related to loans secured by one- to four-family residential loans.  Lending relationships with small real estate investors, whose collateral consists of non-owner occupied one- to four-family properties accounted for all of the $1.6 million of net charge-offs in one-to four-family loans for the three months ended March 31, 2010.

The $5.5 million loan loss provision for the three months ended March 31, 2010 reflects the Company’s conclusion as to the need for the ending allowance to be $31.6 million following the net charge-offs recorded during the period and a review of the Bank’s loan portfolio and general economic conditions.  The increase reflects the estimated allowance for loan losses necessary to reflect risks in the portfolio, as well as the $2.3 million that was added to the provision to replenish net charge-offs for the three months ended March 31, 2010.

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

The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may or may not be correct. Higher than anticipated rates of loan default would likely result in a need to increase provisions in future years. See “Critical Accounting Policies” above for a discussion on the use of judgment in determining the amount of the allowance for loan losses.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 3.5% and 2.5% for the three months ended March 31, 2010 and 2009, respectively.  The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets.  We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans.  We also adjust liquidity as appropriate to meet asset and liability management objectives.  The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the senior management as supported by the Asset/Liability Committee.  Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.

Our primary sources of liquidity are deposits, amortization and prepayment of loans, sales of loans held for sale, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competitors.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term, interest-earning assets, which provide liquidity to meet lending requirements.  Additional sources of liquidity used for the purpose of managing long- and short-term cash flows include advances from the FHLBC and access to the Federal Reserve Bank discount window.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2010 and 2009, respectively, $80.1 million and $66.7 million of our assets were invested in cash and cash equivalents.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, federal funds purchased and advances from the FHLBC.

During the three months ended March 31, 2010, the collection of principal payment on loans, net of loan originations provided cash flow of $3.4 million, compared to $12.0 million for the three months ended March 31, 2009.  The decrease in loans receivable is reflective of the general decline in loan demand for variable-rate residential real estate mortgage loans combined with the Company’s tightened underwriting standards given the current economic environment.  The decrease in the loan portfolio during the three months ended March 31, 2010 was primarily attributable to an $11.5 million decrease in one- to four-family loans.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.  Deposits increased by $13.6 million for the three months ended March 31, 2010 primarily as the result of competitive pricing offered on time deposits in our local market.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC which provide an additional source of funds.  At March 31, 2010, we had $386.9 million in advances from the FHLBC, of which $36.9 million was due within 12 months.  As an additional source of funds, we also enter into repurchase agreements.  At March 31, 2010, we had $84.0 million in repurchase agreements.  The agreements mature at various times beginning in 2017, however, all are callable quarterly until maturity.

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

At March 31, 2010, we had outstanding commitments to originate loans of $15.0 million, unfunded commitments under construction loans of $5.4 million, unfunded commitments under business lines of credit of $11.3 million and unfunded commitments under home equity lines of credit and standby letters of credit of $28.7 million.  At March 31, 2010, certificates of deposit scheduled to mature in one year or less totaled $759.6 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets.  However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed.  Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

 Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of March 31, 2010 and the respective maturity dates.

Contractual Obligations
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Deposits without a stated maturity (4)	$155,092	155,092	-	-	-
Certificates of deposit (4)	1,023,427	759,646	255,927	7,854	-
Federal Home Loan Bank advances (1)	386,900	36,900	-	-	350,000
Repurchase agreements (2)(4)	84,000	-	-	-	84,000
Operating leases (3)	478	239	239	-	-
Salary continuation agreements	1,536	474	340	340	382
	$1,651,433	952,351	256,506	8,194	434,382
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
(4)  Excludes interest.

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of March 31, 2010.

Other Commitments
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$14,959	14,959	-	-	-
Unused portion of home equity lines of credit (2)	27,735	27,735	-	-	-
Unused portion of business lines of credit	11,272	11,272	-	-	-
Unused portion of construction loans (3)	5,390	5,390	-	-	-
Standby letters of credit	1,001	911	90	-	-
Total Other Commitments	$60,357	60,267	90	-	-
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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2010 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our fixed-rate mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our fixed-rate assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a negative impact on net interest income and earnings.  This effect is offset by the impact that variable-rate assets have on net interest income as interest rates rise and fall.

Percentage Increase (Decrease) in Estimated Annual Net Interest Income Over 12 Months

300 basis point gradual rise in rates	1.23%
200 basis point gradual rise in rates	0.23%
100 basis point gradual rise in rates	(0.65%)
100 basis point gradual decline in rates	(1.51%)
200 basis point gradual decline in rates	(3.31%)
300 basis point gradual decline in rates	(4.77%)

WaterStone Bank’s Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 20% for various levels of interest rate changes measured over a 12-month period when compared to the flat rate scenario.  In addition, projected changes in the economic value of equity are limited to a maximum decline of 10% to 80% for interest rate movements of 100 to 300 basis points when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  Because our balance sheet is liability sensitive, net interest income is projected to decline as interest rates rise.  However, due to the historically low short-term current interest rate environment and related low cost of deposits, significant declines in interest rates do not result in a proportionate decline in the cost of deposits even though deposit liabilities reprice slightly faster than do loans.  At March 31, 2010, a 100 basis point gradual increase in interest rates had the effect of decreasing forecast net interest income by 0.65% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 1.51%.  At March 31, 2010, a 100 basis point gradual increase in interest rates had the effect of increasing the economic value of equity by 5.15% while a 100 basis point decrease in rates had the effect of increasing the economic value of equity by 8.84%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At March 31, 2010, we believe that any liability arising from the resolution of any pending legal proceedings will not be material to our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2009, we set forth the following additional risk factors.

Regulatory Action

On November 25, 2009, pursuant to a Stipulation and Consent to the Issuance of a Consent Order (“Stipulations”), WaterStone Bank agreed to the issuance of a Consent Order jointly issued by the FDIC and the WDFI, the Bank’s primary banking regulators.  At the same time, pursuant to a Stipulation and Consent to Issuance of Order to Cease and Desist, Waterstone Financial, Inc. agreed to the issuance of an Order to Cease and Desist by the Office of Thrift Supervision (“OTS”), the Company’s thrift holding company regulator.  Collectively, the Stipulation and Consent to the Issuance of a Consent Order which became effective on December 18, 2009 and the Stipulation and Consent to Issuance of Order to Cease and Desist which became effective on December 1, 2009 are referred to as the “Orders”.

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

Challenges Posed by The Current Operating Environment

The Company is operating in a difficult and uncertain economic environment which presents greater challenges in increasing capital levels.  Options normally available to increase capital levels such as issuing common or preferred stock or borrowing funds at cost effective rates may not be available.  Sales of either fixed assets or pools of loans forced by an immediate need to increase capital may also result in a negative impact to the Company.  In addition to the deteriorating credit quality due to the economic downturn, high unemployment rate and contraction of the U.S. real estate market which have been reflected in higher provision for loan losses and loan charge-offs, these same trends may also cause valuation changes and losses in other balance sheet items, most notably the investment portfolio.  All of these factors have reduced the Company’s capital levels over the past 24 months and may continue to do so in future periods.

Item 6. Exhibits

    (a) Exhibits: See Exhibit Index, which follows the signature page hereof.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: May 7, 2010
/s/Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer
Date: May 7, 2010
/s/ Richard C. Larson
Richard C. Larson
Chief Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended March 31, 2010

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