Form 10-Q
period 2010-06-30
WATERSTONE FINANCIAL INC
filed 2010-08-06
CIK 1329517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 31,250,097 at July 31, 2010.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30,	December 31,
	2010	2009
Assets	(In Thousands, except share data)
Cash	$100,295	57,234
Federal funds sold	8,817	9,631
Short term investments	-	4,255
Cash and cash equivalents	109,112	71,120
Securities available for sale (at fair value)	206,554	205,415
Securities held to maturity (at amortized cost)
fair value of $2,251in 2010 and $1,930 in 2009	2,648	2,648
Loans held for sale (at fair value)	65,576	45,052
Loans receivable	1,384,377	1,420,010
Less: Allowance for loan losses	34,374	28,494
Loans receivable, net	1,350,003	1,391,516
Office properties and equipment, net	28,546	29,144
Federal Home Loan Bank stock (at cost)	21,653	21,653
Cash surrender value of life insurance	34,587	33,941
Real estate owned	51,312	50,929
Prepaid expenses and other assets	11,034	16,848
Total assets	$1,881,025	1,868,266

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$64,546	61,420
Money market and savings deposits	97,456	92,028
Time deposits	1,023,182	1,011,442
Total deposits	1,185,184	1,164,890

Short term borrowings	57,901	73,900
Long term borrowings	434,000	434,000
Advance payments by borrowers for taxes	15,796	630
Other liabilities	14,843	26,254
Total liabilities	1,707,724	1,699,674

Shareholders’ equity:
Preferred stock (par value $.01 per share)
Authorized 20,000,000 shares, no shares issued	—	—
Common stock (par value $.01 per share)
Authorized - 200,000,000 shares in 2010 and 2009
Issued - 33,974,450 shares in 2010 and in 2009
Outstanding - 31,250,097 shares in 2010 and in 2009	340	340
Additional paid-in capital	109,403	108,883
Accumulated other comprehensive income (loss), net of taxes	2,707	(2,001)
Retained earnings	109,954	110,900
Unearned ESOP shares	(3,842)	(4,269)
Treasury shares (2,724,353 shares), at cost	(45,261)	(45,261)
Total shareholders’ equity	173,301	168,592
Total liabilities and shareholders’ equity	$1,881,025	1,868,266

See Accompanying Notes to Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Interest income:
Loans	$40,565	44,374	19,812	22,107
Mortgage-related securities	2,863	3,764	1,373	1,852
Debt securities, cash and cash equivalents	1,647	1,666	841	855
Total interest income	45,075	49,804	22,026	24,814
Interest expense:
Deposits	11,214	19,091	5,369	9,354
Borrowings	9,453	9,978	4,682	5,007
Total interest expense	20,667	29,069	10,051	14,361
Net interest income	24,408	20,735	11,975	10,453
Provision for loan losses	12,488	10,202	7,031	3,001
Net interest income after provision for loan losses	11,920	10,533	4,944	7,452
Noninterest income:
Service charges on loans and deposits	541	571	255	277
Increase in cash surrender value of life insurance	467	508	285	292
Mortgage banking income	8,586	3,889	4,995	2,989
Total other-than-temporary impairment losses	-	(8,555)	-	(7,648)
Portion of loss recognized in other comprehensive income (before taxes)	-	7,443	-	7,443
Net impairment losses recognized in earnings	-	(1,112)	-	(205)
Other	537	437	295	221
Total noninterest income	10,131	4,293	5,830	3,574
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	11,165	8,391	6,052	4,581
Occupancy, office furniture and equipment	2,719	2,368	1,412	1,146
Advertising	530	450	326	228
Data processing	701	708	337	343
Communications	453	349	220	155
Professional fees	737	692	428	350
Real estate owned	2,170	1,209	740	389
Other	4,500	2,915	2,359	1,985
Total noninterest expenses	22,975	17,082	11,874	9,177
Income (loss) before income taxes	(924)	(2,256)	(1,100)	1,849
Income taxes (benefit)	22	(5)	22	498
Net income (loss)	$(946)	(2,251)	(1,122)	1,351
Income (loss) per share:
Basic	$(0.03)	(0.07)	(0.04)	0.04
Diluted	$(0.03)	(0.07)	(0.04)	0.04
Weighted average shares outstanding:
Basic	30,783,883	30,661,074	30,794,314	30,333,527
Diluted	30,783,883	30,661,074	30,794,314	30,333,527

See Accompanying Notes to Consolidated Financial Statements.

WATERSONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other		Unearned		Total
	Common Stock		Paid-In	Comprehensive	Retained	ESOP	Treasury	Shareholders'
	Shares	Amount	Capital	Loss	Earnings	Shares	Shares	Equity
	(In Thousands)
Balances at December 31, 2008	31,250	$340	107,839	(6,449)	119,921	(5,123)	(45,261)	171,267

Cumulative effect adjustment related to a change in accounting
principle related to available for sale securities, net of taxes of $448				(669)	1,117			448

Comprehensive income:
Net loss	—	—	—	—	(2,251)	—	—	(2,251)
Other comprehensive income:
Net unrealized holding gain on
available for sale securities arising during the period, net of taxes of $652	—	—	—	2,231	—	—	—	2,231
Reclassification of adjustment for net losses on available for sale
securities realized during the period, net of taxes of $446	—	—	—	666	—	—	—	666
Total comprehensive income								646

ESOP shares committed to be released to Plan participants	—	—	(320)	—	—	427	—	107
Stock based compensation	—	—	837	—	—	—	—	837

Balances at June 30, 2009	31,250	$340	108,356	(4,221)	118,787	(4,696)	(45,261)	173,305

Balances at December 31, 2009	31,250	$340	108,883	(2,001)	110,900	(4,269)	(45,261)	168,592

Comprehensive income:
Net income	—	—	—	—	(946)	—	—	(946)
Other comprehensive income:
Net unrealized holding gain on
available for sale securities arising during the period, net of taxes of $2,323	—	—	—	4,712	—	—	—	4,712
Reclassification of adjustment for net gains on available for
sale securities realized during the period, net of taxes of $3	—	—	—	(4)	—	—	—	(4)
Total comprehensive income								3,762

ESOP shares committed to be released to Plan participants	—	—	(308)	—	—	427	—	119
Stock based compensation	—	—	828	—	—	—	—	828

Balances at June 30, 2010	31,250	$340	109,403	2,707	109,954	(3,842)	(45,261)	173,301

See Accompanying Notes to Consolidated Financial Statements.

WATERSONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2010	2009
	(In Thousands)
Operating activities:
Net loss	$(946)	(2,251)
Adjustments to reconcile net loss to net
cash used in operating activities:
Provision for loan losses	12,488	10,202
Depreciation	926	1,012
Deferred income taxes	(501)	(308)
Stock based compensation	828	837
Net amortization of premium on debt and mortgage-related securities	(22)	(109)
Amortization of unearned ESOP shares	119	107
Loss on impairment of securities	—	1,112
Gain on sale of real estate owned and other assets	(701)	(356)
Gain on sale of loans held for sale	(8,140)	(3,500)
Loans originated for sale	(374,146)	(367,362)
Proceeds on sales of loans originated for sale	361,763	353,326
Decrease in accrued interest receivable	361	108
Increase in cash surrender value of bank owned life insurance	(467)	(508)
Decrease in accrued interest on deposits and borrowings	(737)	(1,341)
(Decrease) increase in other liabilities	(7,673)	5,698
Decrease in accrued tax receivable	3,125	168
Other	430	(1,282)
Net cash used in operating activities	(13,293)	(4,447)

Investing activities:
Net decrease in loans receivable	15,672	40,589
Purchases of:
Debt securities	(48,764)	(19,349)
Mortgage-related securities	(1,000)	(13,010)
Premises and equipment, net	(327)	(3,480)
Bank owned life insurance	(180)	(180)
Proceeds from:
Principal repayments on mortgage-related securities	18,788	18,011
Sales of mortgage-related securities	2,056	—
Sales of debt securities	10,018	—
Maturities of debt securities	21,820	5,000
Sales of real estate owned and other assets	13,741	8,723
Net cash provided by investing activities	31,824	36,304

See Accompanying Notes to Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2010	2009
	(In Thousands)
Financing activities:
Net increase in deposits	20,294	11,545
Net change in short-term borrowings	(15,999)	25,000
Net change in advance payments by borrowers for taxes	15,166	2,620
Net cash provided by financing activities	19,461	39,165
Increase in cash and cash equivalents	37,992	71,022
Cash and cash equivalents at beginning of period	71,120	23,849
Cash and cash equivalents at end of period	$109,112	94,871

Supplemental information:
Cash paid, credited or (received) during the period for:
Income tax payments (refunds)	(3,111)	1,247
Interest payments	21,404	30,410
Noncash investing activities:
Loans receivable transferred to real estate owned	13,353	28,438
Noncash financing activities:
Long-term FHLB advances reclassified to short-term	—	23,900

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2009 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Note 2 — Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform to the June 30, 2010 presentation.

Note 3 — Securities

Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	June 30, 2010
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$33,497	2,320	—	35,817
Collateralized mortgage obligations:
Government agency issue	32,501	1,396	—	33,897
Private label issue	33,985	176	(1,424)	32,737
Mortgage-related securities	99,983	3,892	(1,424)	102,451

Government sponsored entity bonds	67,162	710	—	67,872
Municipal securities	30,803	796	(678)	30,921
Other debt securities	5,250	60	—	5,310
Debt securities	103,215	1,566	(678)	104,103
	$203,198	5,458	(2,102)	206,554

	December 31, 2009
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$39,785	1,728	—	41,513
Collateralized mortgage obligations:
Government agency issue	43,372	1,614	(26)	44,960
Private label issue	36,681	—	(6,319)	30,362
Mortgage-related securities	119,838	3,342	(6,345)	116,835

Government sponsored entity bonds	40,400	238	(49)	40,589
Municipal securities	43,599	631	(989)	43,241
Other debt securities	5,250	—	(500)	4,750
Debt securities	89,249	869	(1,538)	88,580
	$209,087	4,211	(7,883)	205,415

At June 30, 2010, $31.7 million of the Company’s government sponsored entity bonds and $67.7 million of the Company’s mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.

The amortized cost and fair values of investment securities by contractual maturity at June 30, 2010, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt securities
Due within one year	$3,252	3,340
Due after one year through five years	71,170	72,212
Due after five years through ten years	13,602	13,981
Due after ten years	15,191	14,570
Mortgage-related securities	99,983	102,451
	$203,198	206,554

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Collateralized mortgage obligations:
Private-label issue	—	—	26,263	(1,424)	26,263	(1,424)
Municipal securities	1,575	(18)	6,166	(660)	7,741	(678)
	$1,575	(18)	32,429	(2,084)	34,004	(2,102)

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
Collateralized mortgage obligations:
Government agency issue	$1,507	(26)	—	—	1,507	(26)
Private-label issue	1,519	(7)	28,843	(6,312)	30,362	(6,319)
Government sponsored entity bonds	7,351	(49)	—	—	7,351	(49)
Municipal securities	12,802	(114)	7,713	(875)	20,515	(989)
Other debt securities	—	—	4,500	(500)	4,500	(500)
	$23,179	(196)	41,056	(7,687)	62,728	(7,883)

The Company reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment.  In evaluating whether a security’s decline in fair value is other-than-temporary, management considers the length of time and extent to which the fair value has been less than amortized cost, financial condition of the issuer and the underlying obligors, quality of credit enhancements, volatility of the fair value of the security, the expected recovery period of the security and ratings agency evaluations.  In addition, with regard to its debt securities, the Company may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds and the value of any underlying collateral.  For certain debt securities in unrealized loss positions, the Company prepares a cash flow analysis to compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.

As of June 30, 2010, the Company had eleven securities which had been in an unrealized loss position for twelve months or longer, including: four private-label issue collateralized mortgage obligation securities and seven municipal securities.  Based upon the aforementioned factors, the Company identified two collateralized mortgage obligation securities at June 30, 2010 with a combined amortized cost of $21.7 million for which a cash flow analysis was performed to determine whether an other than temporary impairment charge was warranted.  This evaluation indicated that the two collateralized mortgage obligations were other-than-temporarily impaired.  Estimates of discounted cash flows based on expected yield at time of original purchase, prepayment assumptions based on actual and anticipated prepayment speed, actual and anticipated default rates and estimated level of severity given the loan to value ratios, credit scores, geographic locations, vintage and levels of subordination related to the security and its underlying collateral resulted in a projected credit loss on the collateralized mortgage obligations.  One of these securities had been deemed other-than-temporarily impaired in 2008 resulting in a cumulative-effect adjustment of $1.1 million was made to retained earnings as of January 1, 2009 to reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis as of the beginning of the period in which the aforementioned accounting principals were adopted.  Additional estimated credit losses on the two collateralized mortgage obligations of $1.1 million were charged to earnings during the year ended December 31, 2009.  These two securities had an amortized cost of $21.7 million and a fair value of $20.4 million as of June 30, 2010.  As of June 30, 2010, unrealized losses on these collateralized mortgage obligations include other-than-temporary impairment recognized in other comprehensive income (before taxes) of $1.3 million.

The following table presents the change in other-than-temporary credit related impairment charges on collateralized mortgage obligations for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(in thousands)
Credit related impairments on securties as of December 31, 2008	$1,872
Cummulative effect adjustment related to a change in accounting principle	(1,117)
Credit related impairments related to securites for which an other-than-temporary
impairment was not previously recognized	977
Increase in credit related impairments related to securities for which an other-than-
temporary impairment was previously recognized	135
Credit related impairments on securities as of December 31, 2009	1,867
Credit related impairments related to securites for which an other-than-temporary
impairment was not previously recognized	-
Increase in credit related impairments related to securities for which an other-than-
temporary impairment was previously recognized	-
Credit related impairments on securities as of June 30, 2010	$1,867

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

Securities Held to Maturity

As of June 30, 2010, the Company held one security that has been designated as held to maturity.  The security has an amortized cost of $2.6 million and an estimated fair value of $2.3 million.  The final maturity of this security is 2022, however, it is callable quarterly.  Due to the magnitude of the difference between fair value and amortized cost, the Company has performed an assessment to determine whether this security is other than temporarily impaired.  Based upon a number of factors, including significant and repeated investments on the part of the United States government, the Company has determined that the security is not other than temporarily impaired at June 30, 2010.

Note 4 — Loans Receivable

Loans receivable are summarized as follows:

	June 30,	December 31,
	2010	2009
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$646,479	681,578
Over four-family residential	552,785	536,731
Home equity	75,102	85,964
Commercial real estate	48,742	48,948
Construction and land	63,180	69,814
Consumer loans	418	619
Commercial business loans	43,764	48,094
Gross loans receivable	1,430,470	1,471,748
Less:
Undisbursed loan proceeds	44,166	49,818
Unearned loan fees	1,927	1,920
Total loans receivable	$1,384,377	1,420,010

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  The Company does not have a concentration of loans in any specific industry.  Credit risks tend to be geographically concentrated since a majority of the Company’s customer base lies in the Milwaukee metropolitan area.  Furthermore, as of June 30, 2010, 87.6% of the Company’s loan portfolio consists of loans that are secured by real estate properties located primarily within the Milwaukee metropolitan area.  Residential real estate collateralizing $132.7 million, or 9.3%, of gross loans receivable is located outside of the state of Wisconsin.

The unpaid principal balance of loans serviced for others was $4.6 million at June 30, 2010 and $4.7 million at December 31, 2009. These loans are not reflected in the consolidated financial statements.

A summary of the activity in the allowance for loan losses is as follows:

	For the Six Months Ended
	June 30,
	2010	2009
	(In Thousands)

Balance at beginning of period	$28,494	25,167
Provision for loan losses	12,488	10,202
Charge-offs	(6,712)	(9,843)
Recoveries	104	112
Balance at end of period	$34,374	25,638

Allowance for loan losses to loans receivable	2.48%	1.73%
Net charge-offs to average loans outstanding (annualized)	0.93%	1.26%
Allowance for loan losses to non-accrual loans	35.43%	26.63%
Non-accrual loans to loans receivable	7.01%	6.50%

Non-accrual loans totaled $97.0 million at June 30, 2010 and $75.3 million at December 31, 2009.

Beginning in 2007 and continuing through the current quarter, the Company experienced significant deterioration in credit quality, primarily in its residential and construction and land portfolios.  These two segments represent a significant portion of the overall loan portfolio.  The downturn in the residential real estate market has reduced demand and market prices for vacant land, new construction and existing residential units.  The overall economic downturn and the depressed real estate market have negatively impacted many residential real estate customers and have resulted in an increase in nonperforming assets.

The following table presents data on impaired loans at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
	(In Thousands)

Impaired loans for which a specific allowance has been provided	$99,291	90,787
Impaired loans for which no specifc allowance has been provided	64,827	61,123
Total loans determined to be impaired	$164,118	151,910

Specific allowance for loan losses related to all impaired loans	$16,396	12,517

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower’s intent and ability to make all principal and interest payments in accordance with contractual terms.  The evaluation process is subject to the use of significant estimates and actual results could differ from estimates.  This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis.  In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan.  Of the total $64.8 million of impaired loans for which no allowance has been provided, $16.0 million represent loans on which a total of $6.0 million in charge-offs have been recorded to reduce the outstanding loans balance to an amount that is commensurate with the estimated net realizable value of the underlying collateral.  To the extent that further deterioration in collateral value continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At June 30, 2010 and December 31, 2009, total impaired loans include $44.9 million and $42.7 million, respectively of troubled debt restructurings that are performing in accordance with their restructured terms and are accounted for on an accrual basis.  The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate.  The restructured terms are typically in place for six to twelve months.

The Company serves the credit needs of its customers by offering a variety of loan programs. The loan portfolio is diversified by types of borrowers, property type, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2010 and December 31, 2009, no loans to one borrower or industry concentrations in excess of 10% existed in the Company’s loan portfolio of total loans.

Note 5 — Deposits

A summary of the contractual maturities of time deposits at June 30, 2010 is as follows:

(In Thousands)

Within one year	$639,564
One to two years	363,318
Two to three years	12,022
Three to four years	2,888
Four through five years	5,390
$1,023,182

Note 6 — Borrowings

Borrowings consist of the following:

	June 30, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(Dollars in Thousands)

Bank line of credit	$32,901	5.00%	-	-

Federal Home Loan Bank, Chicago (FHLBC) advances maturing:
2010	25,000	4.72%	73,900	3.61%
2016	220,000	4.34%	220,000	4.34%
2017	65,000	3.19%	65,000	3.19%
2018	65,000	2.97%	65,000	2.97%

Repurchase agreements maturing
2017	84,000	3.96%	84,000	3.96%
	$491,901	4.01%	$507,900	3.85%

The bank line of credit is the outstanding portion of revolving lines with two unrelated banks.  The $20.0 million and $25.0 million lines of credit are utilized by Waterstone Mortgage Corporation to finance loans originated for sale.  Related interest rates are based upon the note rate associated with the loans being financed.

The $25.0 million advance due in 2010 matures in October.

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

The Company selects loans that meet underwriting criteria established by the FHLBC as collateral for outstanding advances.  The Company’s FHLBC borrowings are limited to 60% of the carrying value of qualifying, unencumbered one- to four-family mortgage loans, 25% of the carrying value of home equity loans and 60% of the carrying value of over four-family loans.  In addition, these advances are collateralized by FHLBC stock totaling $21.7 million at June 30, 2010 and December 31, 2009.

Note 7 – Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements, or overall financial performance deemed by the regulators to be inadequate, can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  As of June 30, 2010, that the Bank meets all capital adequacy requirements to which it is subject.  On December 18, 2009, WaterStone Bank entered into a consent order with its federal and state bank regulators whereby it has agreed to maintain a minimum Tier 1 capital ratio of 8.50% and a minimum total risk based capital ratio of 12.00%.  At June 30, 2010, we were in compliance with these higher capital requirements.

As of June 30, 2010 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as quantitatively “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category, however, the outstanding consent order limits transactions otherwise available to “well capitalized” banks.

As a state-chartered savings bank, the Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.

The actual capital amounts and ratios for WaterStone Bank as of June 30, 2010 are presented in the table below:

	June 30, 2010
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
WaterStone Bank
Total capital (to risk-weighted assets)	$180,863	13.66%	$105,952	8.00%	$132,440	10.00%
Tier I capital (to risk-weighted assets)	164,089	12.39%	52,976	4.00%	79,464	6.00%
Tier I capital (to average assets)	164,089	8.95%	73,368	4.00%	91,710	5.00%
State of Wisconsin capital required (to total assets)	164,089	8.76%	112,410	6.00%	N/A	N/A

	December 31, 2009
WaterStone Bank
Total capital (to risk-weighted assets)	$181,344	13.74%	$105,559	8.00%	$131,949	10.00%
Tier I capital (to risk-weighted assets)	164,693	12.48%	52,780	4.00%	79,170	6.00%
Tier I capital (to average assets)	164,693	8.71%	75,674	4.00%	94,592	5.00%
State of Wisconsin capital required (to total assets)	164,693	8.86%	111,484	6.00%	N/A	N/A
    ____________

Note 8 – Income Taxes

Despite a pre-tax loss, we recorded income tax expense of $22,000 through the second quarter of 2010. Because of the valuation allowance on our deferred tax asset we were not able to record an income tax benefit related to the pre-tax loss incurred.  A current income tax benefit that would normally result from a pre-tax loss was offset by additional deferred tax expense due to an increase in the required valuation allowance.  The income tax expense recorded through the second quarter of 2010 is related to certain states in which our mortgage banking subsidiary does business and will file a separate company state income tax return.

Under generally accepted accounting principles, a deferred tax asset valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets.  Examples of positive evidence may include the existence, if any, of taxes paid in available carry-back years and the likelihood that taxable income will be generated in future periods.  Examples of negative evidence may include a cumulative loss in the current year and prior two years and negative general business and economic trends.  We currently maintain a valuation allowance against substantially all of our net deferred tax assets because it is "more likely than not" that all of these net deferred tax assets will not be realized.  This determination was based, largely, on the negative evidence of a cumulative loss in the most recent three year period caused primarily by the loan loss provisions made during those periods.  In addition, general uncertainty surrounding future economic and business conditions has increased the likelihood of volatility in our future earnings.

Note 9 – Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk are as follows:

	June 30,	December 31,
	2010	2009
	(In Thousands)
Financial instruments whose contract amounts represent
potential credit risk:
Commitments to extend credit under amortizing loans (1)	$8,151	13,607
Unused portion of home equity lines of credit	26,903	28,376
Unused portion of construction loans	5,516	7,861
Unused portion of business lines of credit	11,746	13,581
Standby letters of credit	1,001	1,001

(1) Excludes commitments to originate loans held for sale which are derivative instruments.

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of June 30, 2010 and December 31, 2009.

Residential mortgage loans sold to others are conventional residential first lien mortgages that are sold on a servicing released basis.  The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected.  There have been insignificant instances of repurchase under representations and warranties.  The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions.  The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met.  With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period.  Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.

In connection with its mortgage banking activities, the Company enters into forward loan sale commitments.  Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale.  Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated statements of financial condition with the changes in fair value recorded as a component of mortgage banking income.  The net fair value of the mortgage derivatives at June 30, 2010, was a loss of $748,000, comprised of the net loss of $1.2 million on forward commitments to sell $87.8 million of residential mortgage loans to various investors and the net gain of $462,000 on interest rate lock commitments to originate approximately $45.9 million of residential mortgage loans held for sale to individual borrowers.

Note 10 – Earnings (loss) per share

Earnings per share are computed using the two-class method.  Basic earnings per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include unvested restricted shares.  Unvested restricted shares are considered participating securities because holders of these securities have the right to receive dividends at the same rate as holders of the Company’s common stock.  Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Unvested restricted stock and stock options are considered outstanding for diluted earnings (loss) per share only.  Unvested restricted stock and stock options totaling 103,400 and 314,000 shares for the six and three month periods ended June 30, 2010 and 149,900 and 462,000 shares for the six and three month periods ended June 30, 2009 are antidilutive and are excluded from the earnings (loss) per share calculation.

Presented below are the calculations for basic and diluted earnings (loss) per share:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Thousands, except per share data)

Net income (loss)	$(946)	(2,251)	$(1,122)	1,345
Net income (loss) available to unvested restricted shares	-	-	-	-
Net income (loss) available to common stockholders	$(946)	(2,251)	$(1,122)	1,345

Weighted average shares outstanding	30,784	30,661	30,794	30,334
Effect of dilutive potential common shares	-	-	-	-
Diluted weighted average shares outstanding	30,784	30,661	30,794	30,334

Basic earnings (loss) per share	$(0.03)	(0.07)	$(0.04)	0.04
Diluted earnings (loss) per share	$(0.03)	(0.07)	$(0.04)	0.04

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of June 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	June 30, 2010	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities	$206,554	-	186,188	20,366
Loans held for sale	65,576	-	65,576	-
Mortgage banking derivative assets	462	-	-	462
Mortgage banking derivative liabilities	1,210	-	-	1,210

		Fair Value Measurements Using
	December 31, 2009	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities	$205,415	-	189,616	15,799
Loans held for sale	45,052	-	45,052	-
Mortgage banking derivative assets	252	-	-	252
Mortgage banking derivative liabilities	135	-	-	135

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

There were no transfers in our out of Level 1 or 2 during the periods.  The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2010 and 2009.

	Six Months Ended	Year Ended
	June 30,	December 31,
	2010	2009
	(In Thousands)

Balance at beginning of period	$15,799	4,242
Transfer into level 3	-	9,870
Change in unrealized holding losses arising during the period:
Included in other comprehensive income	4,810	2,427
Other than temporary impairment included in net loss	-	(1,112)
Principal repayments	(243)	(750)
Net accretion of discount/amortization of premium	-	5
Cummulative-effect adjustment	-	1,117
Balance at end of period	$20,366	15,799

Level 3 available-for-sale securities include two corporate collateralized mortgage obligations which are deemed non-investment grade.  The market for these securities was not active as of June 30, 2010.  As such, the Company valued these securities based on the present value of estimated future cash flows   Additional impairment may be incurred in future periods if estimated future cash flows are less than the cost basis of the securities.

Loans held for sale – Effective January 1, 2009, the Company elected to carry our loans held for sale at fair value under the fair value option model.  Fair value is generally determined by estimating a gross premium or discount, which is derived from pricing currently observable in the market.  At June 30, 2010 and December 31, 2009, loans held-for-sale totaled $65.6 million and $45.1 million, respectively.  Loans held-for-sale are considered to be Level 2 in the fair value hierarchy of valuation techniques.

Assets Recorded at Fair Value on a Non-recurring Basis

Loans – We do not record loans at fair value on a recurring basis.  On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral.  Fair value is determined based on third party appraisals.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques.  At June 30, 2010, loans determined to be impaired with an outstanding balance of $99.3 million were carried net of specific reserves of $16.4 million for a fair value of $82.9 million.  At December 31, 2009, loans determined to be impaired with an outstanding balance of $90.8 million were carried net of specific reserves of $12.5 million for a fair value of $78.3 million.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals obtained at the time the Company takes title to the property and, if less than the carrying value of the loan, the carrying value of the loan is adjusted to the fair value. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques.  At June 30, 2010 and December 31, 2009, real estate owned totaled $51.3 million and $50.9 million, respectively.

Mortgage banking  derivatives - Mortgage banking derivatives include interest rate lock commitments to originate residential loans held for sale to individual customers and forward commitments to sell residential mortgage loans to various investors.  The Company relies on a valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes applying a pull through rate based upon historical experience and the current interest rate environment, and then multiplying by quoted investor prices.  The Company also relies on a valuation model to estimate the fair value of its forward commitments to sell residential loans, which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available.  While there are Level 2 and 3 inputs used in the valuation models, the Company has determined that the majority of the inputs significant in the valuation of both of the mortgage banking derivatives fall with in Level 3 of the fair value hierarchy.

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In Thousands)
Financial Assets
Cash and cash equivalents	$109,112	109,112	71,120	71,120
Securities available-for-sale	206,554	206,554	205,415	205,415
Securities held-to-maturity	2,648	2,251	2,648	1,930
Loans held for sale	65,576	65,576	45,052	45,052
Loans receivable	1,384,377	1,371,749	1,420,010	1,403,266
FHLB stock	21,653	21,653	21,653	21,653
Cash surrender value of life insurance	34,587	34,587	33,941	33,941
Accrued interest receivable	4,163	4,163	4,525	4,525
Mortgage banking derivative assets	462	462	252	252

Financial Liabilities
Deposits	1,185,184	1,189,775	1,164,890	1,167,834
Advance payments by
borrowers for taxes	15,796	15,796	630	630
Borrowings	491,901	518,369	507,900	513,596
Accrued interest payable	2,333	2,333	3,070	3,070
Mortgage banking derivative liabilities	1,209	1,209	211	211

Other Financial Instruments
Stand-by letters of credit	4	4	5	5

The following methods and assumptions were used by the Company in determining its fair value disclosures for financial instruments.

 Cash and Cash Equivalents

The carrying amount reported in the consolidated statements of financial condition for cash and cash equivalents is a reasonable estimate of fair value.

 Securities

The fair value of securities is determined by a third party valuation source using observable market data utilizing a matrix or multi-dimensional relational pricing model.  Standard inputs to these models include observable market data such as benchmark yields, reported trades, broker quotes, issuer spreads, benchmark securities and bid/offer market data.  For securities with an early redemption feature, an option adjusted spread model is utilized to adjust the issuer spread.  Prepayment models are used for mortgage related securities with prepayment features.

Loans Held for Sale

Fair value is estimated using the prices of the Company’s existing commitments to sell such loans and/or the quoted market price for commitments to sell similar loans.

Loans Receivable

Loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at fair value.  Fair value is determined based on third party appraisals.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  With respect to loans that are not considered to be impaired, fair value is estimated by discounting the future contractual cash flows using discount rates that that reflect a current rate offered to borrowers of similar credit standing for the remaining term to maturity.  This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820-10 and generally produces a higher fair value.

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit is not material at June 30, 2010 and December 31, 2009.

Mortgage Banking Derivative Assets and Liabilities

Mortgage banking derivatives include interest rate lock commitments to originate residential loans held for sale to individual customers and forward commitments to sell residential mortgage loans to various investors.  The Company relies on a valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes applying a pull through rate based upon historical experience and the current interest rate environment, and then multiplying by quoted investor prices.  The Company also relies on a valuation model to estimate the fair value of its forward commitments to sell residential loans, which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available.  On the Company's Consolidated Statements of Condition, instruments that have a positive fair value are included in prepaid expenses and other assets, and those instruments that have a negative fair value are included in other liabilities.

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

In June 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting for Enterprises involved with Variable Interest Entities”.  The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, is the primary beneficiary and is required to consolidate the variable interest entity with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity.  In addition, the standard requires reconsideration of whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.  It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and additional disclosures about an enterprise’s involvement in variable interest entities. The effective date is fiscal years beginning after November 15, 2009.  The adoption did not have an impact on financial position, results of operation or liquidity.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”. The new standard requires disclosure regarding transfers in and out of Level 1 and Level 2 classifications within the fair value hierarchy as well as requiring further detail of activity within the Level 3 category of the fair value hierarchy. The new standard also requires disclosures regarding the fair value for each class of assets and liabilities, which is a subset of assets or liabilities within a line item in a company’s balance sheet. Additionally, the standard will require further disclosures surrounding inputs and valuation techniques used in fair value measurements. The new disclosures and clarifications of existing disclosures set forth in this ASU are effective for interim and annual reporting periods beginning after December 15, 2009, except for the additional disclosures regarding Level 3 fair value measurements, for which the effective date is for fiscal years and interim periods within those years beginning after December 15, 2010. The Company has partially adopted the provisions of this ASU as of January 1, 2010 for all new disclosure requirements except for the aforementioned requirements regarding Level 3 fair-value measurements, for which the Company will adopt that portion of the ASU on January 1, 2011. The portion of this ASU that was adopted on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the potential impacts, if any, of the implementation of the portion of this ASU that relates to Level 3 fair value measurements.

In March 2010, the FASB issued ASU No. 2010-11 “Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives”.  The guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial debt instrument to another. The guidance is effective beginning in the first reporting period after June 15, 2010, with earlier adoption permitted for the quarter beginning after March 31, 2010. This clarification is not expected to have a material impact to our financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20—“Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  The main objective of this guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This pronouncement requires additional disclosures to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  The guidance is effective beginning in the first reporting period after December 15, 2010.  The Company is currently evaluating the potential impacts, if any, of the implementation of this guidance with respect to its financial position, results of operation or liquidity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Information

This report contains or incorporates by reference various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management.  Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as in oral presentations.  When used in written documents or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “objective” and similar expressions and verbs in the future tense, are intended to identify forward-looking statements.  The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected.  In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:

          ▪     regulatory action requiring maintenance of minimum regulatory capital ratios higher than required minimum ratios; noncompliance could result in additional regulatory enforcement action; compliance could result in lower future return on equity and dilution for current stock holders;

▪ adverse changes in the real estate markets;
▪ adverse changes in the securities markets;
▪ general economic conditions, either nationally or in our market areas, that are worse than expected;
▪ inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
▪ our ability to maintain adequate levels of liquidity given regulatory limits on sources of funding and rates that can be paid for funding;
▪ legislative or regulatory changes that adversely affect our business;
▪ our ability to enter new markets successfully and take advantage of growth opportunities;
▪ significantly increased competition among depository and other financial institutions;
▪ changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and
▪ changes in consumer spending, borrowing and savings habits.

See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption “Risk Factors” in Item 1A of the Company’s 2009 Annual Report on Form 10-K).

Overview

The following discussion and analysis is presented to assist the reader in the understanding and evaluation of the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the results of operations for the six and three month periods ended June 30, 2010 and 2009 and the financial condition as of June 30, 2010 compared to the financial condition as of December 31, 2009.

Our results of operations are highly dependent on our net interest income and the provision for loan losses.  In recent periods our results of operations have also been negatively impacted by the establishment of valuation allowances with respect to our deferred tax assets, other than temporary impairment of securities available for sale, by increased real estate owned expense and by higher deposit insurance premiums.  Net interest income is the difference between the interest income we earn on loans receivable, investment securities and cash and cash equivalents and the interest we pay on deposits and other borrowings.  The Company’s banking subsidiary, WaterStone Bank SSB (“WaterStone Bank”) is primarily a mortgage lender with loans secured by real estate comprising 96.9% of total loans receivable on June 30, 2010.  Further, 89.1% of loans receivable are residential mortgage loans with over four-family loans comprising 38.6% of all loans on June 30, 2010.  WaterStone Bank funds loan production primarily with retail deposits and Federal Home Loan Bank advances.  The Bank’s mortgage banking subsidiary, Waterstone Mortgage Corporation, utilizes a line of credit provided by the Bank as it primary source of funding loans held for sale.  In addition, Waterstone Mortgage Corporation utilizes lines of credit with two external banks when loan origination volumes exceed the limit of the line of credit provided by the Bank.  On June 30, 2010, deposits comprised 69.4% of total liabilities.  Time deposits, also known as certificates of deposit, accounted for 86.3% of total deposits at June 30, 2010.  Federal Home Loan Bank advances outstanding on June 30, 2010 totaled $375.0 million, or 22.0% of total liabilities.  During the current period of low interest rates and economic weakness, we have determined that an investment philosophy emphasizing short-term liquid investments is prudent and will position the Company to take advantage of the opportunities that will exist as the local and national economies recover from the recession.

During the six month period ended June 30, 2010, our results of operations continued to be adversely affected by elevated levels of nonperforming loans and real estate owned.  Weaknesses in our loan portfolio have required that we establish higher provisions for loan losses and incur significant loan charge-offs.  The continued downturn in the local real estate market requires the Company to continually reevaluate the assumptions used to determine the fair value of collateral and net present value of discounted future estimated cash flows related to loans receivable to ensure that the allowance for loan losses continues to be an accurate reflection of management’s best estimate of the amount needed to provide for the probable and estimable loss on impaired loans and other incurred losses in the loan portfolio.  As a result, the Company determined that a provision for loan losses of $12.5 million was necessary during the six months ended June 30, 2010 in order to maintain the allowance for loan losses at an appropriate level in relation to the risks management believe are inherent and estimable in our portfolio.  Additional information regarding loan quality and its impact on our financial condition and results of operations can be found in the “Asset Quality” discussion.  Our results of operations are also affected by noninterest income and noninterest expense.  Noninterest income consists primarily of mortgage banking fee income.  A significant increase in the sale of mortgage loans in the secondary market, resulting from a decline in mortgage interest rates during the period and additional mortgage banking offices added over the past twelve months, yielded a $4.7 million increase in mortgage banking income during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  In addition to the increase in mortgage banking activity, the increase in noninterest income compared to the prior period resulted from an $1.1 million decrease in impairment charge on securities considered to be other than temporarily impaired.  Noninterest expense consists primarily of compensation and employee benefits, FDIC insurance premiums, occupancy expenses and real estate owned expense.  The primary reason for the increase in noninterest expense compared to the prior year relates to the expansion of our mortgage banking operations.  Of the $5.9 million increase in noninterest expense for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, $4.5 million relates to our mortgage banking operations. In 2010 our noninterest expense has been and will continue to be adversely affected by higher deposit insurance premium assessments from the FDIC.  FDIC insurance premium expense has increased $765,000 during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities.

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

Under generally accepted accounting principles, a deferred tax asset valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets.  Examples of positive evidence may include the existence, if any, of taxes paid in available carry-back years and the likelihood that taxable income will be generated in future periods.  Examples of negative evidence may include a cumulative loss in the current year and prior two years and negative general business and economic trends.  We currently maintain a valuation allowance against substantially all of our net deferred tax assets because it is "more likely than not" that all of these net deferred tax assets will not be realized.  This determination was based, largely, on the negative evidence of a cumulative loss in the most recent three year period caused primarily by the loan loss provisions made during those periods.  In addition, general uncertainty surrounding future economic and business conditions has increased the likelihood of volatility in our future earnings.
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

Federal Legislation

Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision.  The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like the Company, in addition to bank holding companies which it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like the Company.  These capital requirements are substantially similar to the capital requirements currently applicable to the Bank.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009

General - Net loss for the six months ended June 30, 2010 totaled $946,000, or $0.03 for both basic and diluted loss per share, compared to net loss of $2.3 million, or $0.07 for both basic and diluted loss per share, for the six months ended June 30, 2009.  The six months ended June 30, 2010 generated an annualized loss on average assets of 0.10% and an annualized loss on average equity of 1.14%, compared to an annualized loss on average assets of 0.24% and an annualized loss on average equity of 2.66% for the comparable period in 2009.  The results of operations for the six months ended June 30, 2010 reflect continuing deterioration in asset quality which resulted in a $12.5 million provision for loan losses during the current year.  The current year-to-date provision represents a $2.3 million increase from the $10.2 million provision for loan losses for the six months ended June 30, 2009.  Increases of $3.7 million in net interest income and $4.7 million in mortgage banking income and a $1.1 million decrease in impairment charge on securities considered to be other than temporarily impaired for the first six months of 2010 over the prior year were partially offset by increases of $2.8 million in compensation expense, $961,000 in real estate owned expense and a $1.6 million increase in other noninterest expense which was comprised of $765,000 increase in FDIC insurance expense and increased expenses related to the expansion of our mortgage banking operations.  Loan charge-off activity and specific loan reserves are discussed in additional detail in the Asset Quality section.  The net interest margin for the six months ended June 30, 2010 was 2.84% compared to 2.28% for the six months ended June 30, 2009.

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

	Six Months Ended June 30,
	2010				2009
	Average Balance	Interest		Yield/Cost	Average Balance	Interest		Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable, net	$1,435,195	40,565	(1)	5.70%	$1,554,348	44,374	(1)	5.76%
Mortgage related securities(2)	107,756	2,863		5.36	133,141	3,764		5.70
Debt securities,(2) federal funds sold and short-term investments	189,939	1,647		1.75	144,108	1,666		2.33
Total interest-earning assets	1,732,890	45,075		5.25	1,831,597	49,804		5.48
Noninterest-earning assets	96,428				85,559
Total assets	$1,829,318				$1,917,156

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$63,289	22		0.07	$53,539	20		0.07
Money market and savings accounts	100,358	233		0.47	106,443	284		0.54
Time deposits	1,012,737	10,959		2.18	1,062,108	18,787		3.57
Total interest-bearing deposits	1,176,384	11,214		1.92	1,222,090	19,091		3.15
Borrowings	474,915	9,453		4.01	515,188	9,978		3.91
Total interest-bearing liabilities	1,651,299	20,667		2.52	1,737,278	29,069		3.37
Noninterest-bearing liabilities	10,090				9,382
Total liabilities	1,661,389				1,746,660
Equity	167,929				170,496
Total liabilities and equity	$1,829,318				$1,917,156

Net interest income		$24,408				$20,735
Net interest rate spread (3)				2.72%				2.11%
Net interest-earning assets (4)	$81,591				$94,320
Net interest margin (5)				2.84%				2.28%
Average interest-earning assets to average interest-bearing liabilities				104.94%				105.43%
__________

(1) Includes net deferred loan fee amortization income of $357,000 and $534,000 for the six months ended June 30, 2010 and 2009, respectively.
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

	Six Months Ended June 30,
	2010 versus 2009
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable(1) (2)	$(3,371)	(438)	(3,809)
Mortgage related securities	(684)	(217)	(901)
Other earning assets(3)	460	(479)	(19)
Total interest-earning assets	(3,595)	(1,134)	(4,729)

Interest expense:
Demand accounts	3	(1)	2
Money merket and savings accounts	(16)	(35)	(51)
Time deposits	(837)	(6,991)	(7,828)
Total interest-bearing deposits	(850)	(7,027)	(7,877)
Borrowings	(800)	275	(525)
Total interest-bearing liabilities	(1,650)	(6,752)	(8,402)
Net change in net interest income	$(1,945)	5,618	3,673

______________
(1)	Includes net deferred loan fee amortization income of $357,000 and $534,000 for the three months ended June 30, 2010 and 2009, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.

Total Interest Income - Total interest income decreased $4.7 million, or 9.5%, to $45.1 million during the six months ended June 30, 2010 from $49.8 million during the six months ended June 30, 2009.

Interest income on loans decreased $3.8 million, or 8.6%, to $40.6 million during the six months ended June 30, 2010 from $44.4 million during the six months ended June 30, 2009.   The decrease in interest income was primarily due to a $119.2 million, or 7.7%, decrease in the average balance of loans outstanding to $1.44 billion during the six months ended June 30, 2010 from $1.55 billion during the comparable period in 2009.  The decrease in interest income attributable to the decrease in average balance was compounded by a 6 basis point decrease in the average yield on loans to 5.70% for the six-month period ended June 30, 2010 from 5.76% for the comparable period in 2009.  Unrecognized interest income on non-accrual loans totaled $2.5 million during the six months ended June 30, 2010.  This had the effect of reducing the average yield on loans during the same period by 35 basis points.  Unrecognized interest income on non-accrual loans totaled $3.5 million during the six months ended June 30, 2009, effectively reducing the average yield on loans for that period by 45 basis points.

Interest income from mortgage-related securities decreased $901,000, or 23.9%, to $2.9 million during the six months ended June 30, 2010 from $3.8 million during the six months ended June 30, 2009.  The decrease in interest income was primarily due to a $25.4 million, or 19.1%, decrease in the average balance of mortgage-related securities to $107.8 million for the six months ended June 30, 2010 from $133.1 million during the comparable period in 2009.  The decrease in interest income attributable to the decrease in average balance was compounded by a decrease in average yield.  The average yield on mortgage-related securities decreased 34 basis points to 5.36% for the six months ended June 30, 2010 from 5.70% for the comparable period in 2009.  The decline in the average balance of mortgage-related securities during the six months ended June 30, 2010 reflects management’s decision to deemphasize investments in mortgage-related securities and emphasize more liquid, less volatile, government agency securities.

Finally, interest income from debt securities, federal funds sold and short-term investments remained stable at $1.6 million for the six months ended June 30, 2010 compared to $1.7 million for the six months ended June 30, 2009.  Interest income decreased due to a 58 basis point decline in the average yield on other earning assets to 1.75% for the six months ended June 30, 2010 from 2.33% for the comparable period in 2009.  The decline in average yield provided by these assets reflects the lower overall interest rate environment as opposed to a shift in investment strategy and product mix.  The decrease in average rate was partially offset by an increase of $45.8 million, or 31.8%, in the average balance of other earning assets to $189.9 million during the six months ended June 30, 2010 from $144.1 million during the comparable period in 2009.  The increase in average balance reflects a strategic shift towards higher levels of liquidity.  The Company intends to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on loans and mortgage related securities.  The average balance of debt securities, federal funds sold and short-term investments includes FHLBC stock of $21.7 million for each of the six month-periods ended June 30, 2010 and 2009.  On October 10, 2007, the FHLBC entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, dividend declarations are subject to the prior written approval of the Federal Housing Finance Board.  The FHLBC has not declared a dividend since it entered into the cease and desist order.

Total Interest Expense - Total interest expense decreased by $8.4 million, or 28.9%, to $20.7 million during the six months ended June 30, 2010 from $29.1 million during the six months ended June 30, 2009.  This decrease was the result of a decrease of 85 basis points in the average cost of funds to 2.52% for the six months ended June 30, 2010 from 3.37% for the comparable period ended June 30, 2009.  The decrease in interest expense resulted from a decrease in the average cost of funds as well as a decrease of $86.0 million, or 4.9%, in average interest bearing deposits and borrowings outstanding to $1.65 billion for the six months ended June 30, 2010 compared to an average balance of $1.74 billion for the six months ended June 30, 2009.

Interest expense on deposits decreased $7.9 million, or 41.3%, to $11.2 million during the six months ended June 30, 2010 from $19.1 million during the comparable period in 2009.  This was due to a decrease in the cost of average deposits of 123 basis points to 1.92% for the six months ended June 30, 2010 compared to 3.15% for the comparable period during 2009.  The decrease in interest expense attributable to the decrease in the cost of deposits was compounded by a decrease of $45.7 million, or 3.7%, in the average balance of interest bearing deposits to $1.18 billion during the six months ended June 30, 2010 from $1.22 billion during the comparable period in 2009.  The decrease in the cost of deposits reflects the Federal Reserve’s historically low short term interest rate policy.  These rates are typically used by financial institutions in pricing deposit products.  The decrease in the average balance of interest bearing deposits was primarily due to a $45.1 million decline in average non-local or brokered deposits.  The average balance of brokered deposits totaled $44.6 million for the six months ended June 30, 2010 compared to $89.7 million for the six months ended June 30, 2009.

Interest expense on borrowings decreased $525,000, or 5.3%, to $9.5 million during the six months ended June 30, 2010 from $10.0 million during the comparable period in 2009.  The decrease resulted from a $40.3 million, or 7.8%, decrease in average borrowings outstanding to $474.9 million during the six months ended June 30, 2010 from $515.2 million during the comparable period in 2009.  The decrease due to average balance was partially offset by a 10 basis point increase in the average cost of borrowings to 4.01% during the six months ended June 30, 2010 from 3.91% during the comparable period in 2009.  The decreased use of borrowings as a source of funding during the six months ended June 30, 2010 reflects our decision to utilize core deposits as our primary funding source.

Net Interest Income - Net interest income increased by $3.7 million or 17.7%, to $24.4 million during the six months ended June 30, 2010 as compared to $20.7 million during the comparable period in 2009.  The increase in net interest income resulted primarily from a 61 basis point increase in our interest rate spread to 2.72% for the six month period ended June 30, 2010 from 2.11% for the comparable period in 2009.  The 61 basis point increase in the interest rate spread resulted from an 85 basis point decrease in the cost of interest bearing liabilities which was partially offset by a 24 basis point decrease in the yield on interest earning assets.  The increase in net interest income resulting from an increase in our net interest rate spread was partially offset by a decrease in net average earning assets of $12.7 million, or 13.5%, to $81.6 million for the six months ended June 30, 2010 from $94.3 million during the comparable period in 2009.  The decrease in net average earning assets was primarily attributable to an increase in loans transferred to real estate owned.  The average balance of real estate owned totaled $53.1 million for the six months ended June 30, 2010 compared to $32.9 million for the six months ended June 30, 2009.

Provision for Loan Losses – Our provision for loan losses increased $2.3 million or 22.4%, to $12.5 million during the six months ended June 30, 2010, from $10.2 million during the comparable period during 2009.  The provision for the six months ended June 30, 2010 was primarily the result of $6.6 million of net loan charge-offs combined with continued weakness in local real estate markets as evidenced by higher levels of non-accrual loans during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  See the Asset Quality section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $5.8 million or 136.0%, to $10.1 million during the six months ended June 30, 2010 from $4.3 million during the comparable period in 2009.  The increase resulted primarily from an increase in mortgage banking income.  Mortgage banking income increased $4.7 million or 120.8%, to $8.6 million for the six months ended June 30, 2010, compared to $3.9 million during the comparable period in 2009.  The increase was the result of increased mortgage loan sales driven by mortgage loan refinancings as borrowers sought to take advantage of declines in mortgage interest rates during the period and an expansion of our mortgage banking operations over the past year.  In addition to an increase in the volume of loans sold, the expansion of our mortgage banking operations has resulted in increased levels of profitability through expansion into geographic regions and mortgage products that yield a higher margin.  During the six months ended June 30, 2010, the Company sold $353.6 million of mortgage loans into the secondary market, as compared to $349.8 million during the comparable period in 2009.  In addition to the increase in mortgage banking activity, the increase in noninterest income compared to the prior period resulted from an $1.1 million decrease in impairment charge on securities considered to be other than temporarily impaired.

Noninterest Expense - Total noninterest expense increased $5.9 million, or 34.5%, to $23.0 million during the six months ended June 30, 2010 from $17.1 million during the comparable period in 2009.  The increase was primarily attributable to increased compensation, real estate owned expense and FDIC insurance premium expense.

Compensation, payroll taxes and other employee benefit expense increased $2.8 million, or 33.1%, to $11.2 million during the six months ended June 30, 2010 compared to $8.4 million during the comparable period in 2009.  Due primarily to an expansion of our mortgage banking operations, total compensation, payroll taxes and other benefits at our mortgage banking subsidiary increased $2.9 million, or 150.0%, to $4.8 million for the six months ended June 30, 2010 compared to $1.9 million during the comparable period in 2009.

Real estate owned expense increased $961,000 to $2.2 million during the six months ended June 30, 2010 from $1.2 million during the comparable period in 2009.  Real estate owned expense includes the net operating and carrying costs related to the properties.  In addition, it includes net gain or loss recognized upon the sale of a foreclosed property, as well as writedowns recognized to maintain the properties at their estimated fair value.  During the six months ended June 30, 2010, net operating expense increased $770,000 to $2.4 million from $1.6 million during the comparable period in 2009.  The increase in net operating expense compared to the prior period resulted from an increase in the number of foreclosed properties.  The average balance of real estate owned totaled $53.1 million for the six months ended June 30, 2010 compared to $32.9 million for the six months ended June 30, 2009.  Net gain recognized on the sale of real estate owned totaled $214,000 during the six months ended June 30, 2010, compared to $405,000 during the comparable period in 2009.

Other noninterest expense increased $1.6 million or 54.4%, to $4.5 million during the six months ended June 30, 2010 from $2.9 million during the comparable period in 2009.  The increase resulted primarily from an increase in FDIC deposit insurance premiums.  FDIC insurance premium expense increased $765,000 to $2.2 million during the six months ended June 30, 2010 from $1.4 million during the comparable period during 2009.  The increase results from an increase in the premium rate.  In addition to the increase in FDIC deposit insurance premiums, noninterest expense increased due to an increase in operational costs related to the expansion of our mortgage banking operations.

Income Taxes - We recorded income tax expense of $22,000 through the second quarter of 2010 related to certain states in which our mortgage banking subsidiary does business and will file a separate company state income tax return.  We recorded an income tax benefit of $5,000 through the second quarter of 2009.

Net Income (Loss) - As a result of the foregoing factors, net loss for the six months ended June 30, 2010 was $946,000 as compared to a net loss of $2.3 million during the comparable period in 2009.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

General - Net loss for the three months ended June 30, 2010 totaled $1.1 million, or $0.04 for both basic and diluted loss per share, compared to net income of $1.4 million, or $0.04 for both basic and diluted loss per share, for the three months ended June 30, 2009.  The three months ended June 30, 2010 generated an annualized loss on average assets of 0.25% and an annualized loss on average equity of 2.66%, compared to an annualized return on average assets of 0.28% and an annualized return on average equity of 3.16% for the comparable period in 2009.  The results of operations for the three months ended June 30, 2010 reflect continuing deterioration in asset quality which resulted in a $7.0 million quarterly provision for loan losses during the current year.  This quarterly provision represents a $4.0 million increase from the $3.0 million provision for loan losses for the three months ended June 30, 2009.  Increases of $1.5 million in net interest income and $2.0 million in mortgage banking income and a $205,000 decrease in impairment charge on securities considered to be other than temporarily impaired for the three months ended June 30, 2010 compared to the prior year were partially offset by increases of $1.5 million in compensation expense, $374,000 in other noninterest expense and $351,000 in real estate owned expense.  Loan charge-off activity and specific loan loss reserves are discussed in additional detail in the Asset Quality section.  The net interest margin for the three months ended June 30, 2010 was 2.76% compared to 2.29% for the three months ended June 30, 2009.

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

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable, net	$1,428,113	19,812	5.56%	$1,537,194	22,107	5.77%
Mortgage related securities(2)	102,503	1,373	5.37	131,832	1,852	5.63
Debt securities,(2) federal funds sold and short-term investments	208,931	841	1.62	162,251	855	2.11
Total interest-earning assets	1,739,547	22,026	5.08	1,831,277	24,814	5.43
Noninterest-earning assets	94,601			90,832
Total assets	$1,834,148			$1,922,109

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$67,255	14	0.08	$55,058	9	0.07
Money market and savings accounts	105,201	120	0.46	107,356	137	0.51
Time deposits	1,014,921	5,235	2.07	1,067,171	9,208	3.46
Total interest-bearing deposits	1,187,377	5,369	1.81	1,229,585	9,354	3.05
Borrowings	469,543	4,682	4.00	513,787	5,007	3.91
Total interest-bearing liabilities	1,656,920	10,051	2.43	1,743,372	14,361	3.30
Noninterest-bearing liabilities	8,153			7,152
Total liabilities	1,665,073			1,750,524
Equity	169,075			171,584
Total liabilities and equity	$1,834,148			$1,922,108

Net interest income		$11,975			$10,453
Net interest rate spread (3)			2.65%			2.13%
Net interest-earning assets (4)	$82,627			$87,905
Net interest margin (5)			2.76%			2.29%
Average interest-earning assets to average interest-bearing liabilities			104.99%			105.04%
__________

(1) Includes net deferred loan fee amortization income of $190,000 and $290,000 for the three months ended June 30, 2010 and 2009, respectively.
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

	Three Months Ended June 30,
	2010 versus 2009
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable(1) (2)	$(1,531)	(764)	(2,295)
Mortgage related securities	(396)	(83)	(479)
Other earning assets(3)	215	(229)	(14)
Total interest-earning assets	(1,712)	(1,076)	(2,788)

Interest expense:
Demand accounts	3	2	5
Money merket and savings accounts	(3)	(14)	(17)
Time deposits	(431)	(3,542)	(3,973)
Total interest-bearing deposits	(431)	(3,554)	(3,985)
Borrowings	(439)	114	(325)
Total interest-bearing liabilities	(870)	(3,440)	(4,310)
Net change in net interest income	$(842)	2,364	1,522

______________
(1)	Includes net deferred loan fee amortization income of $190,000 and $290,000 for the three months ended June 30, 2010 and 2009, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.

Total Interest Income - Total interest income decreased $2.8 million, or 11.2%, to $22.0 million during the three months ended June 30, 2010 from $24.8 million during the three months ended June 30, 2009.

Interest income on loans decreased $2.3 million, or 10.4%, to $19.8 million during the three months ended June 30, 2010 from $22.1 million during the three months ended June 30, 2009.   The decrease in interest income was primarily due to a $109.1 million, or 7.1%, decrease in the average balance of loans outstanding to $1.43 billion during the three months ended June 30, 2010 from $1.54 billion during the comparable period in 2009.  The decrease in interest income attributable to the decrease in average balance was compounded by a 21 basis point decrease in the average yield on loans to 5.56% for the three-month period ended June 30, 2010 from 5.77% for the comparable period in 2009.  Unrecognized interest income on non-accrual loans totaled $1.4 million during the three months ended June 30, 2010.  This had the effect of reducing the average yield on loans during the same period by 39 basis points.  Unrecognized interest income on non-accrual loans totaled $1.7 million during the three months ended June 30, 2009, effectively reducing the average yield on loans for that period by 44 basis points.

Interest income from mortgage-related securities decreased $479,000, or 25.9%, to $1.4 million during the three months ended June 30, 2010 from $1.9 million during the three months ended June 30, 2009.  The decrease in interest income was primarily due to a $29.3 million, or 22.2%, decrease in the average balance of mortgage-related securities to $102.5 million for the three months ended June 30, 2010 from $131.8 million during the comparable period in 2009.  The decrease in interest income attributable to the decrease in average balance was compounded by a decrease in average yield.  The average yield on mortgage-related securities decreased 26 basis points to 5.37% for the three months ended June 30, 2010 from 5.63% for the comparable period in 2009.  The decline in the average balance of mortgage-related securities during the three months ended June 30, 2010 reflects management’s decision to deemphasize investments in mortgage-related securities and emphasize more liquid, less volatile, government agency securities.

Finally, interest income from debt securities, federal funds sold and short-term investments remained stable at $841,000 for the three months ended June 30, 2010 compared to $855,000 for the three months ended June 30, 2009.  Interest income decreased due to a 49 basis point decline in the average yield on other earning assets to 1.62% for the three months ended June 30, 2010 from 2.11% for the comparable period in 2009.  The decline in average yield provided by these assets reflects the lower overall interest rate environment as opposed to a shift in investment strategy and product mix.  The decrease in average rate was partially offset by an increase of $46.7 million, or 28.8%, in the average balance of other earning assets to $208.9 million during the three months ended June 30, 2010 from $162.2 million during the comparable period in 2009.  The increase in average balance reflects a strategic shift towards higher levels of liquidity.  The Company intends to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on loans and mortgage related securities.  The average balance of debt securities, federal funds sold and short-term investments includes FHLBC stock of $21.7 million for each of the three month-periods ended June 30, 2010 and 2009.  On October 10, 2007, the FHLBC entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, dividend declarations are subject to the prior written approval of the Federal Housing Finance Board.  The FHLBC has not declared a dividend since it entered into the cease and desist order.

Total Interest Expense - Total interest expense decreased by $4.3 million, or 30.0%, to $10.1 million during the three months ended June 30, 2010 from $14.4 million during the three months ended June 30, 2009.  This decrease was the result of a decrease of 87 basis points in the average cost of funds to 2.43% for the three months ended June 30, 2010 from 3.30% for the comparable period ended June 30, 2009.  The decrease in interest expense resulted from a decrease in the average cost of funds as well as a decrease of $86.5 million, or 5.0%, in average interest bearing deposits and borrowings outstanding to $1.66 billion for the three months ended June 30, 2010 compared to an average balance of $1.74 billion for the three months ended June 30, 2009.

Interest expense on deposits decreased $4.0 million, or 42.6%, to $5.4 million during the three months ended June 30, 2010 from $9.4 million during the comparable period in 2009.  This was due to a decrease in the cost of average deposits of 124 basis points to 1.81% for the three months ended June 30, 2010 compared to 3.05% for the comparable period during 2009.  The decrease in interest expense attributable to the decrease in the cost of deposits was compounded by a decrease of $42.2 million, or 3.4%, in the average balance of interest bearing deposits to $1.19 billion during the three months ended June 30, 2010 from $1.23 billion during the comparable period in 2009.  The decrease in the cost of deposits reflects the Federal Reserve’s historically low short term interest rate policy.  These rates are typically used by financial institutions in pricing deposit products.  The decrease in the average balance of interest bearing deposits was primarily due to a $45.9 million decline in average non-local or brokered deposits.  The average balance of brokered deposits totaled $38.6 million for the three months ended June 30, 2010 compared to $84.5 million for the three months ended June 30, 2009.

Interest expense on borrowings decreased $325,000, or 6.5%, to $4.7 million during the three months ended June 30, 2010 from $5.0 million during the comparable period in 2009.  The decrease resulted from a $44.2 million, or 8.6%, decrease in average borrowings outstanding to $469.5 million during the three months ended June 30, 2010 from $513.8 million during the comparable period in 2009.  The decrease due to average balance was partially offset by a 9 basis point increase in the average cost of borrowings to 4.00% during the three months ended June 30, 2010 from 3.91% during the comparable period in 2009.  The decreased use of borrowings as a source of funding during the three months ended June 30, 2010 reflects our decision to utilize core deposits as our primary funding source.

Net Interest Income - Net interest income increased by $1.5 million or 14.6%, to $12.0 million during the three months ended June 30, 2010 as compared to $10.5 million during the comparable period in 2009.  The increase in net interest income resulted primarily from a 51 basis point increase in our interest rate spread to 2.65% for the three month period ended June 30, 2010 from 2.13% for the comparable period in 2009.  The 52 basis point increase in the interest rate spread resulted from an 87 basis point decrease in the cost of interest bearing liabilities, which was partially offset by a 35 basis point decrease in the yield on interest earning assets.  The increase in net interest income resulting from an increase in our net interest rate spread was partially offset by a decrease in net average earning assets of $5.3 million, or 6.0%, to $82.6 million for the three months ended June 30, 2010 from $87.9 million during the comparable period in 2009.  The decrease in net average earning assets was primarily attributable to an increase in loans transferred to real estate owned.  The average balance of real estate owned totaled $53.1 million for the three months ended June 30, 2010 compared to $39.4 million for the three months ended June 30, 2009.

Provision for Loan Losses – Our provision for loan losses increased $4.0 million or 134.3%, to $7.0 million during the three months ended June 30, 2010, from $3.0 million during the comparable period during 2009.    The provision for the three months ended June 30, 2010 was primarily the result of $4.3 million of net loan charge-offs combined with continued weakness in local real estate markets as evidenced by higher levels of non-accrual loans during the three months ended June 30, 2010 as compared with the three months ended June 30, 2009.  See the Asset Quality section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $2.2 million or 63.1%, to $5.8 million during the three months ended June 30, 2010 from $3.6 million during the comparable period in 2009.  The increase resulted primarily from an increase in mortgage banking income.  Mortgage banking income increased $2.0 million or 67.1%, to $5.0 million for the three months ended June 30, 2010, compared to $3.0 million during the comparable period in 2009.  The increase was the result of increased mortgage loan refinancing as borrowers sought to take advantage of declines in mortgage interest rates during the period and an expansion of our mortgage banking operations over the past year.  In addition to an increase in the volume of loans sold, the expansion of our mortgage banking operations has resulted in increased levels of profitability through expansion into geographic regions and mortgage products that yield a higher margin.  During the three months ended June 30, 2010, the Company sold $196.3 million of mortgage loans into the secondary market, as compared to $120.1 million during the comparable period in 2009.  In addition to the increase in mortgage banking activity, the increase in noninterest income compared to the prior period resulted from an $205,000 decrease in impairment charge on securities considered to be other than temporarily impaired.

Noninterest Expense - Total noninterest expense increased $2.7 million, or 29.4%, to $11.9 million during the three months ended June 30, 2010 from $9.2 million during the comparable period in 2009.  The increase was primarily attributable to increased compensation, real estate owned expense and other noninterest expense.

Compensation, payroll taxes and other employee benefit expense increased $1.5 million, or 32.1%, to $6.1 million during the three months ended June 30, 2010 compared to $4.6 million during the comparable period in 2009.  Due primarily to an expansion of our mortgage banking operations, total compensation, payroll taxes and other benefits at our mortgage banking subsidiary increased $1.5 million, or 102.9%, to $2.9 million for the three months ended June 30, 2010 compared to $1.4 million during the comparable period in 2009.

Real estate owned expense increased $351,000 or 90.2%, to $740,000 during the three months ended June 30, 2010 from $389,000 during the comparable period in 2009.  Real estate owned expense includes the net operating and carrying costs related to the properties.  In addition, it includes net gain or loss recognized upon the sale of a foreclosed property, as well as writedowns recognized to maintain the properties at their estimated fair value.  During the three months ended June 30, 2010, net operating expense, which includes but is not limited to property taxes, maintenance and management fees, net of rental income increased $15,000 to $962,000 from $947,000 during the comparable period in 2009.  The increase in net operating expense compared to the prior period resulted from an increase in the number of properties.  The average balance of real estate owned totaled $53.1 million for the three months ended June 30, 2010 compared to $39.4 million for the three months ended June 30, 2009.  Net gains recognized on the sale of real estate owned totaled $221,000 during the three months ended June 30, 2010, compared to $557,000 during the comparable period in 2009.

Other noninterest expense increased $374,000 or 18.9%, to $2.4 million during the three months ended June 30, 2010 from $2.0 million during the comparable period in 2009.  The increase resulted primarily from an increase in operational costs related to the expansion of our mortgage banking operations.

Income Taxes – We recorded income tax expense of $22,000 during the second quarter of 2010 related to certain states in which our mortgage banking subsidiary does business and will file a separate company state income tax return.  We recorded income tax expense of $498,000 during the second quarter of 2009.

Net Income (Loss) - As a result of the foregoing factors, net loss for the three months ended June 30, 2010 was $1.1 million as compared to net income of $1.4 million during the comparable period in 2009.

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Total Assets - Total assets increased by $12.8 million, or 0.7%, to $1.88 billion at June 30, 2010 from $1.87 billion at December 31, 2009. The increase in total assets is comprised of increases in cash and cash equivalents of $38.0 million and loans held for sale of $20.5 million, partially offset by decreases in loans receivable of $41.5 million and prepaid expenses and other assets of $5.8 million.

Cash and Cash Equivalents – Cash and cash equivalents increased by $38.0 million, or 53.4%, to $109.1 million at June 30, 2010 from $71.1 million at December 31, 2009.  The increase in cash and cash equivalents reflects the Company’s decision to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on securities and other investments.

Securities Available for Sale – Securities available for sale increased by $1.1 million, or 0.6%, to $206.5 million at June 30, 2010 from $205.4 million at December 31, 2009.  The increase in the available for sale portfolio is comprised of a $27.3 million increase in government sponsored entity bonds, partially offset by a $12.3 million decrease in municipal securities and a $14.4 million decrease in mortgage-related securities.  The shift in the mix of the portfolio towards less volatile, shorter-term government sponsored entity bonds reflects a strategic decision to increase portfolio liquidity.

Loans Held for Sale – Loans held for sale increased by $20.5 million to $65.6 million at June 30, 2010, from $45.1 million at December 31, 2009.  During the quarter ended June 30, 2010, Waterstone Mortgage Corporation entered into interim financing agreements with two external banks that provides for a total of $45.0 in lines of credit.  Access to these lines of credit allowed Waterstone Mortgage Corporation to increase its loan origination activity.

Loans Receivable - Loans receivable held for investment decreased $35.6 million, or 2.5%, to $1.38 billion at June 30, 2010 from $1.42 billion at December 31, 2009.  The 2010 decrease in total loans receivable was primarily attributable to a $35.1 million decrease in one- to four-family loans.  The decrease reflects a decline in loan demand for variable-rate real estate mortgage loans as potential borrowers have gravitated towards long-term fixed-rate products that the Company does not generally retain in its portfolio.  Decreases in loan balances in this and other categories also reflect an overall decrease in demand due to current economic conditions combined with the Company’s more stringent loan underwriting requirements.  As a result of the low rate environment with respect to long-term fixed real estate mortgage products, the Company has experienced a shift in the composition of our loan originations during the six months ended June 30, 2010 from one- to four-family residential variable-rate loans to residential real estate loans collateralized by over four-family properties, as this category of borrower displayed relatively stable levels of demand for our existing products.  During the six-month period ended June 30, 2010, $13.4 million in loans were transferred to real estate owned.

The following table shows loan origination, principal repayment activity, transfers to real estate owned, charge offs and sales during the periods indicated.

	As of or for the		As of or for the
	Six Months Ended June 30,		Year Ended
	2010	2009	December 31, 2009
	(In Thousands)
Total gross loans receivable and held for sale at
beginning of period	$1,516,800	$1,636,277	1,636,277
Real estate loans originated for investment:
Residential
One- to four-family	2,624	16,591	25,660
Over four-family	39,091	28,108	66,657
Construction and land	2,367	2,731	7,914
Commercial real estate	903	7,116	7,352
Home equity	1,924	4,747	8,491
Total real estate loans originated for investment	46,909	59,293	116,074
Consumer loans originated for investment	76	122	180
Commerical business loans originated for investment	4,126	6,601	12,640
Total loans originated for investment	51,111	66,016	128,894

Principal repayments	(72,427)	(112,438)	(202,722)
Transfers to real estate owned	(13,353)	(28,438)	(54,072)
Loan principal charged-off	(6,609)	(9,731)	(23,636)
Net activity in loans held for investment	(41,278)	(84,591)	(151,536)

Loans originated for sale	374,146	367,363	739,151
Loans sold	(353,622)	(349,826)	(707,092)
Net activity in loans held for sale	20,524	17,537	32,059
Total gross loans receivable and held for sale at end of period	$1,496,046	$1,569,223	1,516,800

Real Estate Owned – Total real estate owned increased $383,000, or 0.8%, to $51.3 million at June 30, 2010 from $50.9 million at December 31, 2009.  The $383,000 increase was primarily due to a $372,000 increase in residential real estate properties and a $301,000 increase in land and construction real estate, partially offset by a $290,000 decrease in commercial real estate.

Prepaid Expenses and Other Assets – Prepaid expenses and other assets declined by $5.8 million or 34.5%, to $11.0 million at June 30, 2010 from $16.8 million at December 31, 2009.  The decline is primarily due to the receipt of a $4.5 million federal income tax refund received during the quarter ended June 30, 2010.

Deposits – Total deposits increased $20.3 million, or 1.7%, to $1.19 billion at June 30, 2010 from $1.16 billion at December 31, 2009.  Total time deposits increased $11.7 million, or 1.2%, to $1.02 billion at June 30, 2010 from $1.01 billion at December 31, 2009.  Time deposits originated through local retail outlets increased $40.7 million, or 4.3%, to $988.6 million at June 30, 2010 from $947.9 million at December 31, 2009.  The increase in time deposits originated through our local markets was partially offset by a decrease in time deposits originated through the wholesale market.  Time deposits originated through the wholesale market decreased $28.9 million, or 45.5%, to $34.6 million at June 30, 2010 from $63.6 million at December 31, 2009.  The shift in the mix of deposits away from the wholesale market is intended to decrease our reliance on this source of funding.  Furthermore, a consent order issued by state and federal regulators effective December 18, 2009 prohibits the Bank from accepting or renewing brokered deposits.  Total money market and savings deposits increased $5.4 million, or 5.9%, to $97.5 million at June 30, 2010 from $92.0 million at December 31, 2009.  Total demand deposits increased $3.1 million, or 5.1%, to $64.5 million at June 30, 2010 from $61.4 million at December 31, 2009.

Borrowings – Total borrowings decreased $16.0 million, or 3.2%, to $491.9 million at June 30, 2010 from $507.9 million at December 31, 2009.  During the six months ended June 30, 2010, four FHLBC advances totaling $48.9 million with an average rate of 3.04% matured.  The June 30, 2010 balance includes $32.9 million on two bank lines of credit totaling $45.0 million that were used to finance loans held for sale.  Interest rates on the lines of credit are based on the note rate of the loans financed and equaled 5.00% at June 30, 2010.  There was no comparable balance at December 31, 2009.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $15.2 million to $15.8 million at June 30, 2010 from $630,000 at December 31, 2009.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $11.4 million, or 43.5%, to $14.8 million at June 30, 2010 from $26.3 million at December 31, 2009.  The decrease resulted from a $7.9 million seasonal decrease in outstanding escrow checks.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  These amounts remain classified as other liabilities until settled.

Shareholders’ Equity – Shareholders’ equity increased $4.7 million, or 2.8%, to $173.3 million at June 30, 2010 from $168.6 million at December 31, 2009.  The increase was primarily due to a $4.7 million decrease in accumulated other comprehensive loss resulting from an increase in the market value of available for sale securities.  Other comprehensive income totaled $2.7 million at June 30, 2010, compared to other comprehensive losses of $2.0 million at December 31, 2009.  In addition to the increase in accumulated other comprehensive income, shareholders’ equity was positively affected by a $520,000 increase in additional paid in capital related to stock compensation benefits and a $427,000 decrease in unearned ESOP shares.  The aforementioned increases in shareholders’ equity were partially offset by a $946,000 decrease in retained earnings reflecting the net loss for the six months ended June 30, 2010.

ASSET QUALITY

The following table summarizes nonperforming loans and assets:

NONPERFORMING ASSETS

	At June 30,	At December 31,
	2010	2009
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$56,661	45,988
Over four-family	27,905	16,683
Construction and land	5,203	6,269
Commercial real estate	3,634	2,773
Home equity	665	1,159
Consumer	195	-
Commercial	2,755	2,441
Total non-accrual loans	97,018	75,313
Real estate owned
One- to four-family	23,804	27,016
Over four-family	12,018	8,824
Construction and land	10,393	10,458
Commercial real estate	5,097	4,631
Total real estate owned	51,312	50,929
Total nonperforming assets	$148,330	126,242

Total non-accrual loans to total loans receivable	7.01%	5.30%
Total non-accrual loans to total assets	5.16%	4.03%
Total nonperforming assets to total assets	7.89%	6.76%

The following table summarizes troubled debt restructurings:

TROUBLED DEBT RESTRUCTURINGS

	At June 30,	At December 31,
	2010	2009
	(Dollars in Thousands)

Troubled debt restructurings - accrual	$44,859	42,730
Troubled debt restructurings - non-accrual	5,411	9,355
Total troubled debt restructurings	$50,270	52,085

Total non-accrual loans and accruing troubled debt
restructurings to total loans receivable	10.25%	8.31%

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

LOAN DELINQUENCY

	At June 30,	At December 31,
	2010	2009
	(Dollars in Thousands)

Loans past due less than 90 days	43,726	51,062
Loans past due in excess of 90 days	86,769	62,354
Total loans past due	130,495	113,416

Total loans past due to total loans receivable	9.43%	7.99%

Total non-accrual loans increased by $21.7 million, or 28.8%, to $97.0 million as of June 30, 2010 compared to $75.3 million as of December 31, 2009.  The ratio of non-accrual loans to total loans receivable was 7.01% at June 30, 2010 compared to 5.30% at December 31, 2009.  The $21.7 million increase in nonaccrual loans during the six months ended June 30, 2010 resulted from $33.2 million in loans that were placed on non-accrual status during the period.  The increase due to loans placed on non-accrual during the six months ended June 30, 2010 was partially offset by $13.4 million in transfers to real estate owned (net of $2.3 million in charge-offs), $1.4 million in loans that returned to accrual status, $2.3 million in partial charge-offs and $237,000 in loans that were paid in full.

Of the $97.0 million in total non-accrual loans as of June 30, 2010, $80.5 million have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $14.3 million in partial charge-offs have been recorded with respect to these loans.  In addition, specific reserves totaling $11.1 million have been recorded as of June 30, 2010.  The remaining $16.6 million of non-accrual loans were reviewed on an aggregate basis and $3.8 million in general valuation allowance was deemed necessary as of June 30, 2010.   The $3.8 million in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

Total real estate owned increased by $383,000, or 0.8%, to $51.3 million at June 30, 2010, compared to $50.9 million at December 31, 2009.  During the six months ended June 30, 2010, $13.4 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write downs totaling $487,000 during the six months ended June 30, 2010.  During the same period, proceeds from the sale of real estate owned totaled $13.7 million which resulted in a net gain of $701,000.  The net gain on sale of real estate owned properties represented 5.4% of the recorded value of the properties as of the date of sale.  We owned 241 properties as of June 30, 2010, compared to 226 properties at December 31, 2009.  Of the $51.3 million in real estate owned properties as of June 30, 2010, $40.9 million consist of one– to four-family, over four-family and commercial real estate properties.  Of all real estate owned, these property types present the greatest opportunity to offset operating expenses through the generation of rental income.  Of the $40.9 million in one- to four-family, over four-family and commercial real estate properties, $20.3 million, or 49.6%, represent properties that are generating rental revenue.  Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

During 2010 and 2009, as a result of continuing efforts to mitigate the risk of loan losses, the Company has increased its activity with respect to loans modified in a troubled debt restructuring.  Troubled debt restructurings involve granting concessions to the borrower who is experiencing financial difficulty in connection with the modification of the terms of the loan, such as changes in payment schedule or interest rate, which would not otherwise be considered.   As of June 30, 2010, $50.3 million in loans had been modified in troubled debt restructurings, and $5.4 million of these loans are included in the non-accrual loan total.  The remaining $44.9 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continue to be included with accruing loans.  Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.  Typical restructured terms include six to twelve months of principal forbearance and a reduction in interest rate.  Of the $50.3 million in restructured loans as of June 30, 2010, $34.5 million were one- to four-family loans.  An additional $11.9 million were over four-family loans.  All loans that have been modified in a troubled debt restructuring are considered to be impaired.  As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve.  When a borrower is expected to perform in accordance with the restructured terms and ultimately return to and perform under original terms, a valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows discounted using the loan’s original effective rate.  When there is doubt as to the borrower’s ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral.  As a result of the impairment analysis, a $1.6 million valuation allowance has been established as of June 30, 2010 with respect to the $50.3 million in troubled debt restructurings.

There were no accruing loans past due 90 days or more during the six months ended June 30, 2010 and 2009.

A summary of the allowance for loan losses is shown below:

ALLOWANCE FOR LOAN LOSSES

	At or for the Six Months
	Ended June 30,
	2010	2009
	(Dollars in Thousands)

Balance at beginning of period	$28,494	$25,167
Provision for loan losses	12,488	10,202
Charge-offs:
Mortgage
One- to four-family	4,677	7,150
Over four-family	1,046	1,332
Commercial real estate	172	676
Home Equity	38	-
Construction and land	-	638
Consumer	13	47
Commercial	766	-
Total charge-offs	6,712	9,843
Recoveries:
Mortgage
One- to four-family	101	111
Construction and land	2	-
Home Equity	1	-
Consumer	-	1
Total recoveries	104	112
Net charge-offs	6,608	9,731
Allowance at end of period	$34,374	$25,638

Ratios:
Allowance for loan losses to non-accrual loans at end of period	35.43%	26.63%
Allowance for loan losses to loans receivable at end of period	2.48%	1.73%
Net charge-offs to average loans outstanding (annualized)	0.93%	1.26%
                 _______________

At June 30, 2010, the allowance for loan losses was $34.4 million, compared to $28.5 million at December 31, 2009.  As of June 30, 2010, the allowance for loan losses represented 2.48% of total loans receivable and was equal to 35.43% of non-performing loans, compared to 2.01% and 37.83%, respectively, at December 31, 2009.  The $5.9 million increase in the allowance for loan loss during the six months ended June 30, 2010 is attributable to a $3.9 million increase in specific loan loss reserves related to impaired loans and a $2.0 million increase in the general valuation allowance.  The increase in specific loan loss reserves was the result of an increase in impaired loans and a decline in the value of collateral as evidenced by updated appraisals reflecting further decline in the value of those properties during the quarter.  The increase in the general valuation allowance resulted from an increase in loans that, while still performing, have been identified as having higher risk characteristics.  The increase in the amount and number of loans identified as exhibiting elevated levels of risk with respect to loss compounded the increase in overall delinquent loans.  Loans with elevated risk profiles include loans internally classified as special mention and watch.  These loans resulted in a $2.0 million increase to the general valuation allowance during the six months ended June 30, 2010.  Weakness in the residential real estate market has continued for the past three years and the risk of loss on loans secured by residential real estate remains at an elevated level.

Net charge-offs totaled $6.6 million, or 0.93% of average loans for the six months ended June 30, 2010, compared to $9.7 million, or 1.26% of average loans for the six months ended June 30, 2009.  Of the $6.6 million in net charge-offs during the six months ended June 30, 2010, $4.6 million related to loans secured by one- to four-family residential loans.

The $12.5 million loan loss provision for the six months ended June 30, 2010 reflects the Company’s conclusion as to the need for the ending allowance to be $34.4 million following the net charge-offs recorded during the period and a review of the Bank’s loan portfolio and general economic conditions.  The increase reflects the estimated allowance for loan losses necessary to reflect risks in the portfolio, as well as the $6.6 million that was added to the provision to replenish net charge-offs for the six months ended June 30, 2010.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 4.2% and 3.5% for the six months ended June 30, 2010 and 2009, respectively.  The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets.  We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans.  We also adjust liquidity as appropriate to meet asset and liability management objectives.  The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the senior management as supported by the Asset/Liability Committee.  Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At June 30, 2010 and 2009, respectively, $109.1 million and $94.9 million of our assets were invested in cash and cash equivalents.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, federal funds purchased and advances from the FHLBC.

During the six months ended June 30, 2010, the collection of principal payment on loans, net of loan originations provided cash flow of $15.8 million, compared to $40.6 million for the six months ended June 30, 2009.  The decrease in loans receivable is reflective of the general decline in loan demand for variable-rate residential real estate mortgage loans combined with the Company’s tightened underwriting standards given the current economic environment.  The decrease in the loan portfolio during the six months ended June 30, 2010 was primarily attributable to a $35.1 million decrease in one- to four-family loans.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.  Deposits increased by $20.3 million for the six months ended June 30, 2010 primarily as the result of competitive pricing offered on time deposits in our local market.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC which provide an additional source of funds.  At June 30, 2010, we had $375.0 million in advances from the FHLBC, of which $25.0 million was due within 12 months.  The remainder have final maturity dates in 2016, 2017 or 2018 and are callable quarterly until maturity.  As an additional source of funds, we also enter into repurchase agreements.  At June 30, 2010, we had $84.0 million in repurchase agreements.  The agreements mature at various times beginning in 2017, however, all are callable quarterly until maturity.

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

At June 30, 2010, we had outstanding commitments to originate loans of $8.2 million, unfunded commitments under construction loans of $5.5 million, unfunded commitments under business lines of credit of $11.7 million and unfunded commitments under home equity lines of credit and standby letters of credit of $27.9 million.  At June 30, 2010, certificates of deposit scheduled to mature in one year or less totaled $639.6 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets.  However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed.  Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

 Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of June 30, 2010 and the respective maturity dates.

Contractual Obligations
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Deposits without a stated maturity (4)	$162,002	162,002	-	-	-
Certificates of deposit (4)	1,023,182	639,564	375,340	8,278	-
Federal Home Loan Bank advances (1)	375,000	25,000	-	-	350,000
Repurchase agreements (2)(4)	84,000	-	-	-	84,000
Lines of credit	32,901	32,901
Operating leases (3)	417	240	177	-	-
Salary continuation agreements	1,393	373	340	340	340
	$1,678,895	860,080	375,857	8,618	434,340
_______________

(1)  Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.  Excludes interest which will accrue on the advances.
     All Federal Home Loan Bank advances with maturities exceeding one year are callable on a quarterly basis.

(2)  The repurchase agreements are callable on a quarterly basis until maturity.
(3)  Represents non-cancelable operating leases for offices and equipment.
(4)  Excludes interest.

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of June 30, 2010.

Other Commitments
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$8,151	8,151	-	-	-
Unused portion of home equity lines of credit (2)	26,903	26,903	-	-	-
Unused portion of business lines of credit	11,746	11,746	-	-	-
Unused portion of construction loans (3)	5,516	5,516	-	-	-
Standby letters of credit	1,001	845	156	-	-
Total Other Commitments	$53,317	53,161	156	-	-
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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2010 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our fixed-rate mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our fixed-rate assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a negative impact on net interest income and earnings.  This effect is offset by the impact that variable-rate assets have on net interest income as interest rates rise and fall.

Percentage Increase (Decrease) in Estimated Annual Net Interest Income Over 12 Months

300 basis point gradual rise in rates	2.40%
200 basis point gradual rise in rates	1.11%
100 basis point gradual rise in rates	0.10%
100 basis point gradual decline in rates	(1.63%)
200 basis point gradual decline in rates	(3.70%)
300 basis point gradual decline in rates	(5.82%)

WaterStone Bank’s Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 20% for various levels of interest rate changes measured over a 12-month period when compared to the flat rate scenario.  In addition, projected changes in the economic value of equity are limited to a maximum decline of 10% to 80% for interest rate movements of 100 to 300 basis points when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  Because our balance sheet is liability sensitive, net interest income is projected to decline as interest rates rise.  However, due to the historically low short-term current interest rate environment and related low cost of deposits, significant declines in interest rates do not result in a proportionate decline in the cost of deposits even though deposit liabilities reprice slightly faster than do loans.  At June 30, 2010, a 100 basis point gradual increase in interest rates had the effect of decreasing forecast net interest income by 0.10% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 1.63%.  At June 30, 2010, a 100 basis point gradual increase in interest rates had the effect of increasing the economic value of equity by 11.57% while a 100 basis point decrease in rates had the effect of increasing the economic value of equity by 1.38%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At June 30, 2010, we believe that any liability arising from the resolution of any pending legal proceedings will not be material to our financial condition or results of operations.

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

Challenges Posed by The Current Operating Environment

The Company is operating in a difficult and uncertain economic environment which presents greater challenges in increasing capital levels.  Options normally available to increase capital levels such as issuing common or preferred stock or borrowing funds at cost effective rates may not be available.  Sales of either fixed assets or pools of loans forced by an immediate need to increase capital may also result in a negative impact to the Company.  In addition to the deteriorating credit quality due to the economic downturn, high unemployment rate and contraction of the U.S. real estate market which have been reflected in higher provision for loan losses and loan charge-offs, these same trends may also cause valuation changes and losses in other balance sheet items, most notably the investment portfolio.  All of these factors have reduced the Company’s capital levels and may continue to do so in future periods.

Item 4. Submission of Matters to a Vote of Security Holders

On May 11, 2010 at the Annual Meeting of Shareholders, shareholders took the following actions:

1.	Elected as directors all nominees designated in the proxy statement dated March 26, 2010 as follows:

	Number of Votes
	For	Withheld
Thomas E. Dalum	26,676,097	154,587

Continuing Directors

Terms expiring in 2011
Michael L. Hansen
Stephen J. Schmidt

Term expires in 2012
Douglas S. Gordon
Patrick S. Lawton

2.	Ratified the appointment of our independent registered public accounting firm as follows:

Number of Votes
For	Against	Abstain
28,833,436	44,531	111,753

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

WATERSTONE FINANCIAL, INC. (Registrant)
Date: August 6, 2010
/s/Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer
Date: August 6, 2010
/s/ Richard C. Larson
Richard C. Larson
Chief Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended June 30, 2010

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