Form 10-Q
period 2010-09-30
WATERSTONE FINANCIAL INC
filed 2010-11-05
CIK 1329517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 31,250,097 at October 31, 2010.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30,	December 31,
	2010	2009
Assets	(In Thousands, except share data)
Cash	$86,267	57,234
Federal funds sold	12,496	9,631
Short term investments	11,500	4,255
Cash and cash equivalents	110,263	71,120
Securities available for sale (at fair value)	206,901	205,415
Securities held to maturity (at amortized cost),
fair value of $2,570 in 2010 and $1,930 in 2009	2,648	2,648
Loans held for sale (at fair value)	106,966	45,052
Loans receivable	1,351,948	1,420,010
Less: Allowance for loan losses	32,460	28,494
Loans receivable, net	1,319,488	1,391,516
Office properties and equipment, net	28,386	29,144
Federal Home Loan Bank stock (at cost)	21,653	21,653
Cash surrender value of life insurance	35,225	33,941
Real estate owned	53,092	50,929
Prepaid expenses and other assets	11,660	16,848
Total assets	$1,896,282	1,868,266

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$63,468	61,420
Money market and savings deposits	99,076	92,028
Time deposits	1,009,715	1,011,442
Total deposits	1,172,259	1,164,890

Short term borrowings	72,902	73,900
Long term borrowings	434,000	434,000
Advance payments by borrowers for taxes	23,025	630
Other liabilities	20,348	26,254
Total liabilities	1,722,534	1,699,674

Shareholders’ equity:
Preferred stock (par value $.01 per share)
Authorized 20,000,000 shares, no shares issued	—	—
Common stock (par value $.01 per share)
Authorized - 200,000,000 shares in 2010 and 2009
Issued - 33,974,450 shares in 2010 and in 2009
Outstanding - 31,250,097 shares in 2010 and in 2009	340	340
Additional paid-in capital	109,677	108,883
Accumulated other comprehensive income (loss), net of taxes	3,160	(2,001)
Retained earnings	109,461	110,900
Unearned ESOP shares	(3,629)	(4,269)
Treasury shares (2,724,353 shares), at cost	(45,261)	(45,261)
Total shareholders’ equity	173,748	168,592
Total liabilities and shareholders’ equity	$1,896,282	1,868,266

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Interest income:
Loans	$60,763	66,348	20,198	21,974
Mortgage-related securities	4,198	5,485	1,336	1,721
Debt securities, cash and cash equivalents	2,578	2,640	931	973
Total interest income	67,539	74,473	22,465	24,668
Interest expense:
Deposits	16,282	27,429	5,069	8,337
Borrowings	14,319	15,065	4,866	5,087
Total interest expense	30,601	42,494	9,935	13,424
Net interest income	36,938	31,979	12,530	11,244
Provision for loan losses	18,737	19,055	6,249	8,853
Net interest income after provision for loan losses	18,201	12,924	6,281	2,391
Noninterest income:
Service charges on loans and deposits	810	883	269	312
Increase in cash surrender value of life insurance	978	1,037	511	529
Mortgage banking income	18,977	6,801	10,391	2,912
Total other-than-temporary impairment losses	-	(8,205)	-	-
Portion of loss recognized in other comprehensive income (before taxes)	-	7,093	-	-
Net impairment losses recognized in earnings	-	(1,112)	-	-
Other	845	639	308	202
Total noninterest income	21,610	8,248	11,479	3,955
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	21,917	13,311	10,752	4,921
Occupancy, office furniture and equipment	4,233	3,596	1,514	1,227
Advertising	825	620	295	170
Data processing	1,037	1,049	336	341
Communications	671	508	219	159
Professional fees	1,201	910	464	218
Real estate owned	4,271	2,760	2,101	1,551
Other	7,073	4,246	2,572	1,331
Total noninterest expenses	41,228	27,000	18,253	9,918
Loss before income taxes	(1,417)	(5,828)	(493)	(3,572)
Income taxes (benefit)	22	(5)	-	-
Net loss	$(1,439)	(5,823)	(493)	(3,572)
Loss per share:
Basic	$(0.05)	(0.19)	(0.02)	(0.12)
Diluted	$(0.05)	(0.19)	(0.02)	(0.12)
Weighted average shares outstanding:
Basic	30,793,831	30,670,671	30,813,404	30,689,552
Diluted	30,793,831	30,670,671	30,813,404	30,689,552

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
				Accumulated
			Additional	Other		Unearned		Total
	Common Stock		Paid-In	Comprehensive	Retained	ESOP	Treasury	Shareholders'
	Shares	Amount	Capital	Loss	Earnings	Shares	Shares	Equity
	(In Thousands)
Balances at December 31, 2008	31,250	$340	107,839	(6,449)	119,921	(5,123)	(45,261)	171,267

Cumulative effect adjustment related to a change in accounting principle related to available for sale securities, net of taxes of $448				(669)	1,117			448

Comprehensive income:
Net loss	—	—	—	—	(5,823)	—	—	(5,823)
Other comprehensive income:
Net unrealized holding gain on available for sale securities arising during the period, net of taxes of $2,499	—	—	—	4,996	—	—	—	4,996
Reclassification of adjustment for net losses on available for sale securities realized during the period, net of taxes of $446	—	—	—	666	—	—	—	666
Total comprehensive income								(161)

ESOP shares committed to be released to Plan participants	—	—	(446)	—	—	640	—	194
Stock based compensation	—	—	1,257	—	—	—	—	1,257

Balances at September 30, 2009	31,250	$340	108,650	(1,456)	115,215	(4,483)	(45,261)	173,005

Balances at December 31, 2009	31,250	$340	108,883	(2,001)	110,900	(4,269)	(45,261)	168,592

Comprehensive income:
Net income	—	—	—	—	(1,439)	—	—	(1,439)
Other comprehensive income:
Net unrealized holding gain on available for sale securities arising during the period, net of taxes of $2,520	—	—	—	5,166	—	—	—	5,166
Reclassification of adjustment for net gains on available for sale securities realized during the period, net of taxes of $4	—	—	—	(5)	—	—	—	(5)
Total comprehensive income								3,722

ESOP shares committed to be released to Plan participants	—	—	(447)	—	—	640	—	193
Stock based compensation	—	—	1,241	—	—	—	—	1,241

Balances at September 30, 2010	31,250	$340	109,677	3,160	109,461	(3,629)	(45,261)	173,748
See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2010	2009
	(In Thousands)
Operating activities:
Net loss	$(1,439)	(5,823)
Adjustments to reconcile net loss to net
cash used in operating activities:
Provision for loan losses	18,737	19,055
Depreciation	1,393	1,504
Deferred income taxes	(565)	(1,365)
Stock based compensation	1,241	1,257
Net amortization of premium on debt and mortgage-related securities	(82)	(189)
Amortization of unearned ESOP shares	193	194
Loss on impairment of securities	—	1,112
Loss on sale of real estate owned and other assets	928	547
Gain on sale of loans held for sale	(18,977)	(6,490)
Loans originated for sale	(700,096)	(529,415)
Proceeds on sales of loans originated for sale	657,160	515,372
(Increase) decrease in accrued interest receivable	263	(242)
Increase in cash surrender value of bank owned life insurance	(978)	(1,037)
Decrease in accrued interest on deposits and borrowings	(862)	(2,411)
Decrease in other liabilities	(1,045)	(13,367)
Decrease in accrued tax receivable	3,137	623
Other	(430)	(18)
Net cash used in operating activities	(41,422)	(20,693)

Investing activities:
Net decrease in loans receivable	29,261	44,703
Purchases of:
Debt securities	(58,764)	(41,499)
Mortgage-related securities	(21,585)	(13,011)
Premises and equipment, net	(635)	(3,590)
Bank owned life insurance	(306)	(306)
Proceeds from:
Principal repayments on mortgage-related securities	24,353	29,151
Sales of mortgage-related securities	2,056	—
Sales of debt securities	12,926	—
Maturities of debt securities	43,222	8,988
Calls on structured notes	—	7,289
Sales of real estate owned and other assets	21,271	20,643
Net cash provided by investing activities	51,799	52,368

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2010	2009
	(In Thousands)
Financing activities:
Net increase (decrease) in deposits	7,369	(7,772)
Net change in short-term borrowings	(998)	25,000
Net change in advance payments by borrowers for taxes	22,395	22,670
Net cash provided by financing activities	28,766	39,898
Increase in cash and cash equivalents	39,143	71,573
Cash and cash equivalents at beginning of period	71,120	23,849
Cash and cash equivalents at end of period	$110,263	95,422

Supplemental information:
Cash paid, credited or (received) during the period for:
Income tax payments (refunds)	(3,116)	1,247
Interest payments	31,464	44,904
Noncash investing activities:
Loans receivable transferred to real estate owned	24,030	37,835
Noncash financing activities:
Long-term FHLB advances reclassified to short-term borrowings	—	23,900

See Accompanying Notes to Unaudited Consolidated Financial Statements.

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2009 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Note 2 — Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform to the September 30, 2010 presentation.

Note 3 — Securities

Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	September 30, 2010
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$43,468	2,005	(17)	45,456
Collateralized mortgage obligations:
Government agency issue	39,248	1,279	(11)	40,516
Private label issue	32,251	269	(1,237)	31,283
Mortgage-related securities	114,967	3,553	(1,265)	117,255

Government sponsored entity bonds	54,758	560	—	55,318
Municipal securities	27,921	1,288	(349)	28,860
Other debt securities	5,250	218	—	5,468
Debt securities	87,929	2,066	(349)	89,646
	$202,896	5,619	(1,614)	206,901

	December 31, 2009
	(In Thousands)
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
Mortgage-backed securities	$39,785	1,728	—	41,513
Collateralized mortgage obligations:
Government agency issue	43,372	1,614	(26)	44,960
Private label issue	36,681	—	(6,319)	30,362
Mortgage-related securities	119,838	3,342	(6,345)	116,835

Government sponsored entity bonds	40,400	238	(49)	40,589
Municipal securities	43,599	631	(989)	43,241
Other debt securities	5,250	—	(500)	4,750
Debt securities	89,249	869	(1,538)	88,580
	$209,087	4,211	(7,883)	205,415

At September 30, 2010, $40.9 million of the Company’s government sponsored entity bonds and $61.7 million of the Company’s mortgage-related securities were pledged as collateral to secure repurchase agreement obligations of the Company.

The amortized cost and fair values of investment securities by contractual maturity at September 30, 2010, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt securities
Due within one year	$3,251	3,310
Due after one year through five years	56,881	57,885
Due after five years through ten years	10,484	11,099
Due after ten years	17,313	17,352
Mortgage-related securities	114,967	117,255
	$202,896	206,901

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$8,687	(17)	—	—	8,687	(17)
Collateralized mortgage obligations:
Government agency issue	4,119	(11)	—	—	4,119	(11)
Private-label issue	—	—	21,096	(1,237)	21,096	(1,237)
Municipal securities	—	—	4,126	(349)	4,126	(349)
	$12,806	(28)	25,222	(1,586)	38,028	(1,614)

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
Collateralized mortgage obligations:
Government agency issue	$1,507	(26)	—	—	1,507	(26)
Private-label issue	1,519	(7)	28,843	(6,312)	30,362	(6,319)
Government sponsored entity bonds	7,351	(49)	—	—	7,351	(49)
Municipal securities	12,802	(114)	7,713	(875)	20,515	(989)
Other debt securities	—	—	4,500	(500)	4,500	(500)
	$23,179	(196)	41,056	(7,687)	62,728	(7,883)

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

As of September 30, 2010, the Company had eight securities which had been in an unrealized loss position for twelve months or longer, including: three private-label issue collateralized mortgage obligation securities and five municipal securities.  Based upon the aforementioned factors, the Company identified two collateralized mortgage obligation securities at September 30, 2010 with a combined amortized cost of $21.3 million for which a cash flow analysis was performed to determine whether an other than temporary impairment charge was warranted.  This evaluation indicated that the two collateralized mortgage obligations were other-than-temporarily impaired.  Estimates of discounted cash flows based on expected yield at time of original purchase, prepayment assumptions based on actual and anticipated prepayment speed, actual and anticipated default rates and estimated level of severity given the loan to value ratios, credit scores, geographic locations, vintage and levels of subordination related to the security and its underlying collateral resulted in a projected credit loss on the collateralized mortgage obligations.  One of these securities had been deemed other-than-temporarily impaired in 2008 resulting in a cumulative-effect adjustment of $1.1 million made to retained earnings as of January 1, 2009 to reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis as of the beginning of the period to reflect a change in accounting principal.  Additional estimated credit losses on the two collateralized mortgage obligations of $1.1 million were charged to earnings during the year ended December 31, 2009.  These two securities had an amortized cost of $21.3 million and a fair value of $20.1 million as of September 30, 2010.  As of September 30, 2010, unrealized losses on these collateralized mortgage obligations include other-than-temporary impairment recognized in other comprehensive income (before taxes) of $1.2 million.

The following table presents the change in other-than-temporary credit related impairment charges on collateralized mortgage obligations for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(in thousands)
Credit related impairments on securities as of December 31, 2008	$1,872
Cumulative effect adjustment related to a change in accounting principle	(1,117)
Credit related impairments related to securities for which an other-than-temporary
impairment was not previously recognized	977
Increase in credit related impairments related to securities for which an other-than-
temporary impairment was previously recognized	135
Credit related impairments on securities as of December 31, 2009	1,867
Credit related impairments related to securities for which an other-than-temporary
impairment was not previously recognized	-
Increase in credit related impairments related to securities for which an other-than-
temporary impairment was previously recognized	-
Credit related impairments on securities as of September 30, 2010	$1,867

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

Continued deterioration of general economic market conditions could result in the recognition of future other-than-temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

Securities Held to Maturity

As of September 30, 2010, the Company held one security that has been designated as held to maturity.  The security has an amortized cost of $2.65 million and an estimated fair value of $2.57 million.  The final maturity of this security is 2022, however, it is callable quarterly.  Due to the magnitude of the difference between fair value and amortized cost, the Company has performed an assessment to determine whether this security is other-than-temporarily impaired.  Based upon a number of factors, including significant and repeated investments on the part of the United States government, the Company has determined that the security is not other-than-temporarily impaired at September 30, 2010.

Note 4 — Loans Receivable

Loans receivable are summarized as follows:

	September 30,	December 31,
	2010	2009
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$621,298	681,578
Over four-family residential	546,738	536,731
Home equity	73,544	85,964
Commercial real estate	50,697	48,948
Construction and land	60,025	69,814
Consumer loans	209	619
Commercial business loans	43,254	48,094
Gross loans receivable	1,395,765	1,471,748
Less:
Undisbursed loan proceeds	41,867	49,818
Unearned loan fees	1,950	1,920
Total loans receivable	$1,351,948	1,420,010

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  The Company does not have a concentration of loans in any specific industry.  Credit risks tend to be geographically concentrated since a majority of the Company’s customer base lies in the Milwaukee metropolitan area.  Furthermore, as of September 30, 2010, 87.7% of the Company’s loan portfolio consists of loans that are secured by real estate properties located primarily within the Milwaukee metropolitan area.  Residential real estate collateralizing $128.7 million, or 9.2%, of gross loans receivable is located outside of the state of Wisconsin.

The unpaid principal balance of loans serviced for others was $4.6 million at September 30, 2010 and $4.7 million at December 31, 2009. These loans are not reflected in the consolidated financial statements.

A summary of the activity in the allowance for loan losses is as follows:

	For the Nine Months Ended
	September 30,
	2010	2009
	(In Thousands)

Balance at beginning of period	$28,494	25,167
Provision for loan losses	18,737	19,055
Charge-offs	(14,905)	(12,965)
Recoveries	134	241
Balance at end of period	$32,460	31,498

Allowance for loan losses to loans receivable	2.40%	2.15%
Net charge-offs to average loans outstanding (annualized)	1.37%	1.11%
Allowance for loan losses to non-accrual loans	32.39%	33.69%
Non-accrual loans to loans receivable	7.41%	6.38%

Non-accrual loans totaled $100.2 million at September 30, 2010 and $75.3 million at December 31, 2009.

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

The following table presents data on impaired loans at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
	(In Thousands)

Impaired loans for which a specific allowance has been provided	$87,647	90,787
Impaired loans for which no specific allowance has been provided	62,558	61,123
Total loans determined to be impaired	$150,205	151,910

Specific allowance for loan losses related to all impaired loans	$14,055	12,517

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower’s intent and ability to make all principal and interest payments in accordance with contractual terms.  The evaluation process is subject to the use of significant estimates and actual results could differ from estimates.  This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis.  In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan.  Of the total $62.6 million of impaired loans for which no allowance has been provided, $25.3 million represent loans on which a total of $10.1 million in charge-offs have been recorded to reduce the outstanding loans balance to an amount that is commensurate with the estimated net realizable value of the underlying collateral.  To the extent that further deterioration in collateral value continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At September 30, 2010 and December 31, 2009, total impaired loans include $31.8 million and $42.7 million, respectively of troubled debt restructurings that are performing in accordance with their restructured terms and are accounted for on an accrual basis.  The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate.  The restructured terms are typically in place for six to twelve months.

The Company serves the credit needs of its customers by offering a variety of loan programs. The loan portfolio is diversified by types of borrowers, collateral type, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2010 and December 31, 2009, no loans to one borrower or industry concentrations in excess of 10% existed in the Company’s loan portfolio.

Note 5 — Deposits

A summary of the contractual maturities of time deposits at September 30, 2010 is as follows:

(In Thousands)

Within one year	$447,209
More than one to two years	543,964
More than two to three years	7,502
More than three to four years	3,397
More than four through five years	7,643
$1,009,715

Note 6 — Borrowings

Borrowings consist of the following:

		September 30, 2010		December 31, 2009
			Weighted		Weighted
			Average		Average
		Balance	Rate	Balance	Rate
		(Dollars in Thousands)

Bank line of credit		$47,902	5.00%	$-	-

Federal Home Loan Bank, Chicago (FHLBC) advances maturing:
	2010	25,000	4.72%	73,900	3.61%
	2016	220,000	4.34%	220,000	4.34%
	2017	65,000	3.19%	65,000	3.19%
	2018	65,000	2.97%	65,000	2.97%

Repurchase agreements maturing	2017	84,000	3.96%	84,000	3.96%
		$506,902	4.01%	$507,900	3.85%

The bank line of credit is the outstanding portion of revolving lines with two unrelated banks.  The $20.0 million and $35.0 million lines of credit are utilized by Waterstone Mortgage Corporation to finance loans originated for sale.  Related interest rates are based upon the note rate associated with the loans being financed.

The $25.0 million advance due in 2010 matured in October.

The $220.0 million in advances due in 2016 consist of eight advances with rates ranging from 4.01% to 4.82% callable quarterly until maturity.

The $65.0 million in advances due in 2017 consist of three advances with rates ranging from 3.09% to 3.46% callable quarterly until maturity.

The $65.0 million in advances due in 2018 consist of three callable advances with rates ranging from 2.73% to 3.03% callable quarterly until maturity.

The $84.0 million in repurchase agreements have rates ranging from 2.89% to 4.31% callable quarterly until maturity.

The Company selects loans that meet underwriting criteria established by the FHLBC as collateral for outstanding advances.  The Company’s FHLBC borrowings are limited to 60% of the carrying value of qualifying, unencumbered one- to four-family mortgage loans, 50% of the carrying value of home equity loans and 60% of the carrying value of over four-family loans.  In addition, these advances are collateralized by FHLBC stock totaling $21.7 million at September 30, 2010 and December 31, 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  As of September 30, 2010, that the Bank meets all capital adequacy requirements to which it is subject.  On December 18, 2009, WaterStone Bank entered into a consent order with its federal and state bank regulators whereby it has agreed to maintain a minimum Tier 1 capital ratio of 8.50% and a minimum total risk based capital ratio of 12.00%.  At September 30, 2010, we were in compliance with these higher capital requirements.  The consent order prohibits the Bank from paying dividends or repurchasing common stock without the written consent of the WDFI and FDIC.  In addition, the consent order prohibits the Bank from accepting or renewing brokered deposits.

As of September 30, 2010 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as quantitatively “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category, however, the outstanding consent order limits transactions otherwise available to “well capitalized” banks.

As a state-chartered savings bank, the Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.

The actual capital amounts and ratios for WaterStone Bank as of September 30, 2010 are presented in the table below:

	September 30, 2010
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
WaterStone Bank
Total capital (to risk-weighted assets)	$181,166	13.20%	$109,788	8.00%	$137,235	10.00%
Tier I capital (to risk-weighted assets)	163,823	11.94%	54,894	4.00%	82,341	6.00%
Tier I capital (to average assets)	163,823	8.80%	74,483	4.00%	93,104	5.00%
State of Wisconsin capital required (to total assets)	163,823	8.67%	113,321	6.00%	N/A	N/A

	December 31, 2009
WaterStone Bank
Total capital (to risk-weighted assets)	$181,344	13.74%	$105,559	8.00%	$131,949	10.00%
Tier I capital (to risk-weighted assets)	164,693	12.48%	52,780	4.00%	79,170	6.00%
Tier I capital (to average assets)	164,693	8.71%	75,674	4.00%	94,592	5.00%
State of Wisconsin capital required (to total assets)	164,693	8.86%	111,484	6.00%	N/A	N/A

Note 8 – Income Taxes

Despite a pre-tax loss, we recorded income tax expense of $22,000 through the third quarter of 2010. Because of the valuation allowance on our deferred tax assets we were not able to record an income tax benefit related to the pre-tax loss incurred.  A current income tax benefit that would normally result from a pre-tax loss was offset by additional deferred tax expense due to an increase in the required valuation allowance.  The income tax expense recorded through the third quarter of 2010 is related to certain states in which our mortgage banking subsidiary does business and will file a separate company state income tax return.

Under generally accepted accounting principles, a deferred tax asset valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets.  Examples of positive evidence may include the existence, if any, of taxes paid in available carry-back years and the likelihood that taxable income will be generated in future periods.  Examples of negative evidence may include a cumulative loss in the current year and prior two years and negative general business and economic trends.  We currently maintain a valuation allowance against substantially all of our net deferred tax assets because it is “more likely than not” that all of these net deferred tax assets will not be realized.  This determination was based, largely, on the negative evidence of a cumulative loss in the most recent three-year period caused primarily by the loan loss provisions made during those periods.  In addition, general uncertainty surrounding future economic and business conditions has increased the likelihood of volatility in our future earnings.

Note 9 – Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk are as follows:

	September 30,	December 31,
	2010	2009
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$7,078	13,607
Unused portion of home equity lines of credit	26,553	28,376
Unused portion of construction loans	4,472	7,861
Unused portion of business lines of credit	10,842	13,581
Standby letters of credit	1,001	1,001

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of September 30, 2010 and December 31, 2009.

Residential mortgage loans sold to others are conventional residential first lien mortgages that are sold on a servicing released basis.  The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected.  There have been insignificant instances of repurchase under representations and warranties.  The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions.  The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met.  With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period.  Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.

In connection with its mortgage banking activities, the Company enters into forward loan sale commitments.  Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale.  Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated statements of financial condition with the changes in fair value recorded as a component of mortgage banking income.  The net fair value of the mortgage derivatives at September 30, 2010, was a gain of $226,000, comprised of the net loss of $171,000 on forward commitments to sell $129.8 million of residential mortgage loans to various investors and the net gain of $397,000 on interest rate lock commitments to originate $55.5 million of residential mortgage loans held for sale to individual borrowers.

Note 10 – Earnings (loss) per share

Earnings per share are computed using the two-class method.  Basic earnings per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include unvested restricted shares.  Unvested restricted shares are considered participating securities because holders of these securities have the right to receive dividends at the same rate as holders of the Company’s common stock.  Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Unvested restricted stock and stock options are considered outstanding for diluted earnings (loss) per share only.  Unvested restricted stock and stock options totaling 103,400 and 312,000 shares for the nine and three month periods ended September 30, 2010 and 149,900 and 462,000 shares for the nine and three month periods ended September 30, 2009 are antidilutive and are excluded from the earnings (loss) per share calculation.

Presented below are the calculations for basic and diluted earnings (loss) per share:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands, except per share data)

Net income (loss)	$(1,439)	(5,823)	$(493)	(3,572)
Net income (loss) available to unvested restricted shares	-	-	-	-
Net income (loss) available to common stockholders	$(1,439)	(5,823)	$(493)	(3,572)

Weighted average shares outstanding	30,794	30,671	30,813	30,690
Effect of dilutive potential common shares	-	-	-	-
Diluted weighted average shares outstanding	30,794	30,671	30,813	30,690

Basic earnings (loss) per share	$(0.05)	(0.19)	$(0.02)	(0.12)
Diluted earnings (loss) per share	$(0.05)	(0.19)	$(0.02)	(0.12)

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of September 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2010	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$45,456	-	45,456	-
Collateralized mortgage obligations	71,799	-	51,718	20,081
Government sponsored entity bonds	55,318	-	55,318	-
Municipal securities	28,860	-	28,860	-
Other debt securities	5,468	5,468	-	-

Loans held for sale	106,966	-	106,966	-
Mortgage banking derivative assets	397	-	-	397
Mortgage banking derivative liabilities	161	-	-	161

		Fair Value Measurements Using
	December 31, 2009	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$41,513	-	41,513	-
Collateralized mortgage obligations	75,322	-	59,523	15,799
Government sponsored entity bonds	40,589	-	40,589	-
Municipal securities	43,241	-	43,241	-
Other debt securities	4,750	4,750	-	-

Loans held for sale	45,052	-	45,052	-
Mortgage banking derivative assets	252	-	-	252
Mortgage banking derivative liabilities	135	-	-	135

The following summarizes the valuation techniques for assets recorded in our consolidated statements of financial condition at their fair value on a recurring basis:

Available for sale securities – The Company’s investment securities classified as available for sale include: mortgage-backed securities, collateralized mortgage obligations, government sponsored entity bonds, municipal securities and other debt securities. The fair value of mortgage-backed securities, collateralized mortgage obligations and government sponsored entity bonds are determined by a third party valuation source using observable market data utilizing a matrix or multi-dimensional relational pricing model.  Standard inputs to these models include observable market data such as benchmark yields, reported trades, broker quotes, issuer spreads, benchmark securities, prepayment models and bid/offer market data.  For securities with an early redemption feature, an option adjusted spread model is utilized to adjust the issuer spread.  These model and matrix measurements are classified as Level 2 in the fair value hierarchy.  The fair value of municipal securities is determined by a third party valuation source using observable market data utilizing a multi-dimensional relational pricing model.  Standard inputs to this model include observable market data such as benchmark yields, reported trades, broker quotes, rating updates and issuer spreads.  These model measurements are classified as Level 2 in the fair value hierarchy.    The fair value of other debt securities, which includes a trust preferred security issued by a financial institution, is determined through quoted prices in active markets and is classified as Level 1 in the fair value hierarchy.

Loans held for sale – Effective January 1, 2009, the Company elected to carry loans held for sale at fair value under the fair value option model.  Fair value is generally determined by estimating a gross premium or discount, which is derived from pricing currently observable in the secondary market, principally from observable prices for forward sale commitments.  At September 30, 2010 and December 31, 2009, loans held-for-sale totaled $107.0 million and $45.1 million, respectively.  Loans held-for-sale are considered to be Level 2 in the fair value hierarchy of valuation techniques.

Mortgage banking derivatives - Mortgage banking derivatives include interest rate lock commitments to originate residential loans held for sale to individual customers and forward commitments to sell residential mortgage loans to various investors.  The Company relies on a valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes applying a pull through rate based upon historical experience and the current interest rate environment and then multiplying by quoted investor prices.  The Company also relies on a valuation model to estimate the fair value of its forward commitments to sell residential loans, which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available.  While there are Level 2 and 3 inputs used in the valuation models, the Company has determined that the majority of the inputs significant in the valuation of both of the mortgage banking derivatives fall within Level 3 of the fair value hierarchy.

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2010 and 2009.

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2010	2009
	(In Thousands)

Balance at beginning of period	$15,799	4,242
Transfer into level 3	-	9,870
Change in unrealized holding losses arising during the period:
Included in other comprehensive income	4,961	2,427
Other than temporary impairment included in net loss	-	(1,112)
Principal repayments	(788)	(750)
Net accretion of discount/amortization of premium	109	5
Cummulative-effect adjustment	-	1,117
Balance at end of period	$20,081	15,799

Level 3 available-for-sale securities include two corporate collateralized mortgage obligations which are deemed non-investment grade.  The market for these securities was not active as of September 30, 2010.  As such, the Company valued these securities based on the present value of estimated future cash flows.   Additional impairment may be incurred in future periods if estimated future cash flows are less than the cost basis of the securities.  There were no transfers in or out of Level 1 or Level 2 measurements during the periods.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of September 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2010	Level 1	Level 2	Level 3
	(In Thousands)

Loans (1)	$72,688	-	-	72,688
Real estate owned	53,092	-	-	53,092

		Fair Value Measurements Using
	December 31, 2009	Level 1	Level 2	Level 3
	(In Thousands)

Loans (1)	$78,271	-	-	78,271
Real estate owned	50,929	-	-	50,929
____________________________
(1)  Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis.  On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral.  Fair value is determined based on third party appraisals.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques.  At September 30, 2010, loans determined to be impaired with an outstanding balance of $86.7 million were carried net of specific reserves of $14.1 million for a fair value of $72.7 million.  At December 31, 2009, loans determined to be impaired with an outstanding balance of $90.8 million were carried net of specific reserves of $12.5 million for a fair value of $78.3 million.  Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals obtained at the time the Company takes title to the property and, if less than the carrying value of the loan, the carrying value of the loan is adjusted to the fair value. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques.  At September 30, 2010 and December 31, 2009, real estate owned totaled $53.1 million and $50.9 million, respectively.

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In Thousands)
Financial Assets
Cash and cash equivalents	$110,263	110,263	71,120	71,120
Securities available-for-sale	206,901	206,901	205,415	205,415
Securities held-to-maturity	2,648	2,570	2,648	1,930
Loans held for sale	106,966	106,966	45,052	45,052
Loans receivable	1,351,948	1,371,749	1,420,010	1,403,266
FHLB stock	21,653	21,653	21,653	21,653
Cash surrender value of life insurance	35,225	35,225	33,941	33,941
Accrued interest receivable	4,262	4,262	4,525	4,525
Mortgage banking derivative assets	397	397	252	252

Financial Liabilities
Deposits	1,172,259	1,179,977	1,164,890	1,167,834
Advance payments by
borrowers for taxes	23,025	23,025	630	630
Borrowings	506,902	556,879	507,900	513,596
Accrued interest payable	2,208	2,208	3,070	3,070
Mortgage banking derivative liabilities	161	161	211	211

Other Financial Instruments
Stand-by letters of credit	3	3	5	5

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit is not material at September 30, 2010 and December 31, 2009.

Mortgage Banking Derivative Assets and Liabilities

Mortgage banking derivatives include interest rate lock commitments to originate residential loans held for sale to individual customers and forward commitments to sell residential mortgage loans to various investors.  The Company relies on a valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes applying a pull through rate based upon historical experience and the current interest rate environment, and then multiplying by quoted investor prices.  The Company also relies on a valuation model to estimate the fair value of its forward commitments to sell residential loans, which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available.  On the Company’s Consolidated Statements of Condition, instruments that have a positive fair value are included in prepaid expenses and other assets, and those instruments that have a negative fair value are included in other assets.

Note 12 – Recent Accounting Developments

In June 2009, the FASB issued ASC Topic 860-10-65, Accounting for Transfers of Financial Assets.  The standard removes the concept of a qualifying special-purpose entity from ASC Topic 860, Transfers and Servicing, and eliminates the exception for qualifying special-purpose entities from consolidation guidance.  In addition, the standard establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale.  If the transfer does not meet established sale conditions, the transferor and transferee must account for the transfer as a secured borrowing.  An enterprise that continues to transfer portions of a financial asset that do not meet the established sale conditions would be eligible to record a sale only after it has transferred all of its interest in that asset.  The effective date is fiscal years beginning after November 15, 2009.  The adoption did not have an impact on our financial position, results of operation or liquidity.

In June 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting for Enterprises involved with Variable Interest Entities”.  The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, is the primary beneficiary and is required to consolidate the variable interest entity with a qualitative approach focused on identifying which enterprise has both the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity.  In addition, the standard requires reconsideration of whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.  It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and additional disclosures about an enterprise’s involvement in variable interest entities. The effective date is for fiscal years beginning after November 15, 2009.  The adoption did not have an impact on our financial position, results of operation or liquidity.

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

In March 2010, the FASB issued ASU No. 2010-11 “Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives”.  The guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial debt instrument to another. The guidance is effective beginning in the first reporting period after June 15, 2010, with earlier adoption permitted for the quarter beginning after March 31, 2010. This clarification did not have a material impact to our financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20—“Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  The main objective of this guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This pronouncement requires additional disclosures to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  The guidance is effective beginning in the first interim and annual reporting period after December 15, 2010.  The Company is currently evaluating the potential impacts, if any, of the implementation of this guidance with respect to its financial position, results of operation or liquidity.

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

Overview

The following discussion and analysis is presented to assist the reader in the understanding and evaluation of the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the results of operations for the nine and three month periods ended September 30, 2010 and 2009 and the financial condition as of September 30, 2010 compared to the financial condition as of December 31, 2009.

Our results of operations are highly dependent on our net interest income and the provision for loan losses.  In recent periods our results of operations have also been negatively impacted by the establishment of valuation allowances with respect to our deferred tax assets, other than temporary impairment of securities available for sale, by increased real estate owned expense and by higher deposit insurance premiums.  Net interest income is the difference between the interest income we earn on loans receivable, investment securities and cash and cash equivalents and the interest we pay on deposits and other borrowings.  The Company’s banking subsidiary, WaterStone Bank SSB (“WaterStone Bank” or “Bank”) is primarily a mortgage lender with loans secured by real estate comprising 96.9% of total loans receivable on September 30, 2010.  Further, 89.0% of loans receivable are residential mortgage loans with over four-family loans comprising 39.2% of all loans on September 30, 2010.  WaterStone Bank funds loan production primarily with retail deposits and Federal Home Loan Bank advances.  The Bank’s mortgage banking subsidiary, Waterstone Mortgage Corporation, utilizes a line of credit provided by the Bank as its primary source of funding loans held for sale.  In addition, Waterstone Mortgage Corporation utilizes lines of credit with two external banks when loan origination volumes exceed the limit of the line of credit provided by the Bank.  On September 30, 2010, deposits comprised 68.1% of total liabilities.  Time deposits, also known as certificates of deposit, accounted for 86.1% of total deposits at September 30, 2010.  Federal Home Loan Bank advances outstanding on September 30, 2010 totaled $375.0 million, or 21.8% of total liabilities.  During the current period of low interest rates and economic weakness, we have determined that an investment philosophy emphasizing short-term liquid investments is prudent and will position the Company to take advantage of the investment, lending and interest rate risk management opportunities that will exist as the local and national economies recover from the recession.

During the nine-month period ended September 30, 2010, our results of operations continued to be adversely affected by elevated levels of nonperforming loans and real estate owned.  Weaknesses in our loan portfolio have required that we establish higher provisions for loan losses and incur significant loan charge-offs.  The continued downturn in the local real estate market requires the Company to continually reevaluate the assumptions used to determine the fair value of collateral and net present value of discounted future estimated cash flows related to loans receivable to ensure that the allowance for loan losses continues to be an accurate reflection of management’s best estimate of the amount needed to provide for the probable and estimable loss on impaired loans and other incurred losses in the loan portfolio.  As a result, the Company determined that a provision for loan losses of $18.7 million was necessary during the nine months ended September 30, 2010 in order to maintain the allowance for loan losses at an appropriate level in relation to the risks management believe are inherent and estimable in our portfolio.  Additional information regarding loan quality and its impact on our financial condition and results of operations can be found in the “Asset Quality” discussion.  Our results of operations are also affected by noninterest income and noninterest expense.  Noninterest income consists primarily of mortgage banking fee income.  A significant increase in the sale of mortgage loans in the secondary market, resulting from a decline in mortgage interest rates during the period and additional mortgage banking offices added over the past twelve months, yielded a $12.2 million increase in mortgage banking income during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  In addition to the increase in mortgage banking activity, the increase in noninterest income compared to the prior period resulted from an $1.1 million decrease in impairment charge on securities considered to be other than temporarily impaired.  Noninterest expense consists primarily of compensation and employee benefits, FDIC insurance premiums, occupancy expenses and real estate owned expense.  The primary reason for the increase in noninterest expense compared to the prior year relates to the expansion of our mortgage banking operations.  Of the $14.2 million increase in noninterest expense for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, $11.4 million relates to our mortgage banking operations. In 2010 our noninterest expense has been and will continue to be adversely affected by higher deposit insurance premium assessments from the FDIC.  FDIC insurance premium expense has increased $1.3 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  Our results of operations are also significantly affected by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets.

Allowance for Loan Losses. The Company establishes valuation allowances on loans that are deemed to be impaired. A loan is considered impaired when, based on current information and events it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral.

The Company also establishes valuation allowances based on an evaluation of the various risk components that are inherent in the loan portfolio. The risk components that are evaluated include past loan loss experience; the level of non-performing and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect the borrower’s ability to repay; the estimated value of any underlying collateral; peer group comparisons; regulatory guidance; and other relevant factors. The allowance is increased by provisions charged to earnings and recoveries of previously charged-off loans and reduced by charge-offs. The adequacy of the allowance for loan losses is reviewed and approved quarterly by the WaterStone Bank board of directors. The allowance reflects management’s best estimate of the amount needed to provide for the probable loss on impaired loans and other inherent losses in the loan portfolio, and is based on a risk model developed and implemented by management and approved by the WaterStone Bank board of directors.

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

Under generally accepted accounting principles, a deferred tax asset valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets.  Examples of positive evidence may include the existence, if any, of taxes paid in available carry-back years and the likelihood that taxable income will be generated in future periods.  Examples of negative evidence may include a cumulative loss in the current year and prior two years and negative general business and economic trends.  We currently maintain a valuation allowance against substantially all of our net deferred tax assets because it is “more likely than not” that all of these net deferred tax assets will not be realized.  This determination was based, largely, on the negative evidence of a cumulative loss in the most recent three-year period caused primarily by the loan loss provisions made during those periods.  In addition, general uncertainty surrounding future economic and business conditions has increased the likelihood of volatility in our future earnings.

In addition, positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination.  The benefit of uncertain tax positions are initially recognized in the financial statements only when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.  Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement.

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

Federal Legislation

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision.  The Dodd-Frank Act authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like the Company, in addition to bank holding companies which it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like the Company.  These capital requirements are substantially similar to the capital requirements currently applicable to the Bank.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  We do not have any outstanding trust preferred securities.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.  The Company will be regulated by the FDIC following the elimination of the OTS.

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

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts now have unlimited deposit insurance through December 31, 2013.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009

General - Net loss for the nine months ended September 30, 2010 totaled $1.4 million, or $0.05 for both basic and diluted loss per share, compared to net loss of $5.8 million, or $0.19 for both basic and diluted loss per share, for the nine months ended September 30, 2009.  The nine months ended September 30, 2010 generated an annualized loss on average assets of 0.10% and an annualized loss on average equity of 1.14%, compared to an annualized loss on average assets of 0.41% and an annualized loss on average equity of 4.63% for the comparable period in 2009.  The results of operations for the nine months ended September 30, 2010 reflect continuing deterioration in asset quality which resulted in an $18.7 million provision for loan losses during the current year.  The current year-to-date provision represents a $317,000 decrease from the $19.1 million provision for loan losses for the nine months ended September 30, 2009.  Increases of $5.0 million in net interest income and $12.2 million in mortgage banking income and a $1.1 million decrease in impairment charge on securities considered to be other-than-temporarily impaired for the first nine months of 2010 over the prior year were partially offset by increases of $8.6 million in compensation expense, $1.5 million in real estate owned expense and a $2.8 million increase in other noninterest expense of which $1.3 million was attributable to FDIC insurance expense and $1.2 million was attributable to expenses related to the expansion of our mortgage banking operations.  Loan charge-off activity and specific loan reserves are discussed in additional detail in the Asset Quality section.  The net interest margin for the nine months ended September 30, 2010 was 2.82% compared to 2.34% for the nine months ended September 30, 2009.

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

	Nine Months Ended September 30,
	2010				2009
	Average Balance	Interest		Yield/Cost	Average Balance	Interest		Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable, net	$1,440,736	60,763	(1)	5.64%	$1,533,203	66,348	(1)	5.79%
Mortgage related securities(2)	105,372	4,198		5.33	129,337	5,485		5.67
Debt securities,(2) federal funds sold and short-term investments	203,808	2,578		1.69	163,772	2,640		2.15
Total interest-earning assets	1,749,916	67,539		5.16	1,826,312	74,473		5.45

Noninterest-earning assets	94,743				89,601
Total assets	$1,844,659				$1,915,913

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$38,192	31		0.11	$31,012	29		0.13
Money market and savings accounts	106,000	366		0.46	97,648	431		0.59
Time deposits	1,011,755	15,885		2.10	1,056,271	26,969		3.41
Total interest-bearing deposits	1,155,947	16,282		1.88	1,184,931	27,429		3.09
Borrowings	480,192	14,319		3.99	526,287	15,065		3.83
Total interest-bearing liabilities	1,636,139	30,601		2.50	1,711,218	42,494		3.32

Noninterest-bearing liabilities
Non interest-bearing deposits	25,804				23,634
Other noninterest-bearing liabilities	13,290				13,089
Total noninterest-bearing liabilities	39,094				36,723
Total liabilities	1,675,233				1,747,941
Equity	169,426				167,972
Total liabilities and equity	$1,844,659				$1,915,913

Net interest income		$36,938				$31,979
Net interest rate spread (3)				2.66%				2.13%
Net interest-earning assets (4)	$113,777				$115,094
Net interest margin (5)				2.82%				2.34%
Average interest-earning assets to average interest-bearing liabilities				106.95%				106.73%
__________
(1) Includes net deferred loan fee amortization income of $564,000 and $728,000 for the nine months ended September 30, 2010 and 2009, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
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

	Nine Months Ended September 30,
	2010 versus 2009
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable(1) (2)	$(3,931)	(1,654)	(5,585)
Mortgage related securities	(970)	(317)	(1,287)
Other earning assets(3)	573	(635)	(62)
Total interest-earning assets	(4,328)	(2,606)	(6,934)

Interest expense:
Demand accounts	5	(4)	1
Money merket and savings accounts	35	(100)	(65)
Time deposits	(1,093)	(9,990)	(11,083)
Total interest-bearing deposits	(1,053)	(10,094)	(11,147)
Borrowings	(1,359)	613	(746)
Total interest-bearing liabilities	(2,412)	(9,481)	(11,893)
Net change in net interest income	$(1,916)	6,875	4,959
______________
(1)	Includes net deferred loan fee amortization income of $564,000 and $728,000 for the nine months ended September 30, 2010 and 2009, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.

Total Interest Income - Total interest income decreased $6.9 million, or 9.3%, to $67.5 million during the nine months ended September 30, 2010 from $74.5 million during the nine months ended September 30, 2009.

Interest income on loans decreased $5.6 million, or 8.4%, to $60.8 million during the nine months ended September 30, 2010 from $66.3 million during the nine months ended September 30, 2009.   The decrease in interest income was primarily due to a $92.5 million, or 6.0%, decrease in the average balance of loans outstanding to $1.44 billion during the nine months ended September 30, 2010 from $1.53 billion during the comparable period in 2009.  The decrease in interest income attributable to the decrease in average balance was compounded by a 15 basis point decrease in the average yield on loans to 5.64% for the nine-month period ended September 30, 2010 from 5.79% for the comparable period in 2009.  Unrecognized interest income on non-accrual loans totaled $3.7 million during the nine months ended September 30, 2010.  This had the effect of reducing the average yield on loans during the same period by 35 basis points.  Unrecognized interest income on non-accrual loans totaled $4.9 million during the nine months ended September 30, 2009, effectively reducing the average yield on loans for that period by 43 basis points.

Interest income from mortgage-related securities decreased $1.3 million, or 23.5%, to $4.2 million during the nine months ended September 30, 2010 from $5.5 million during the nine months ended September 30, 2009.  The decrease in interest income was primarily due to a $24.0 million, or 18.5%, decrease in the average balance of mortgage-related securities to $105.4 million for the nine months ended September 30, 2010 from $129.3 million during the comparable period in 2009.  The decrease in interest income attributable to the decrease in average balance was compounded by a decrease in average yield.  The average yield on mortgage-related securities decreased 34 basis points to 5.33% for the nine months ended September 30, 2010 from 5.67% for the comparable period in 2009.  The decline in the average balance of mortgage-related securities during the nine months ended September 30, 2010 reflects management’s decision to deemphasize investments in mortgage-related securities and emphasize more liquid, less volatile, government agency securities.

Finally, interest income from debt securities, federal funds sold and short-term investments remained stable at $2.6 million for the nine month periods ended September 30, 2010 and 2009.  Interest income decreased due to a 47 basis point decline in the average yield on other earning assets to 1.69% for the nine months ended September 30, 2010 from 2.16% for the comparable period in 2009.  The decline in average yield provided by these assets reflects the lower overall interest rate environment as opposed to a shift in investment strategy and product mix.  The decrease in average rate was partially offset by an increase of $40.0 million, or 24.4%, in the average balance of other earning assets to $203.8 million during the nine months ended September 30, 2010 from $163.8 million during the comparable period in 2009.  The increase in average balance reflects a strategic shift towards higher levels of liquidity.  The Company intends to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on loans and mortgage related securities.  The average balance of debt securities, federal funds sold and short-term investments includes FHLBC stock of $21.7 million for each of the nine month-periods ended September 30, 2010 and 2009.  On October 10, 2007, the FHLBC entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, dividend declarations are subject to the prior written approval of the Federal Housing Finance Board.  The FHLBC has not declared a dividend since it entered into the cease and desist order.

Total Interest Expense - Total interest expense decreased by $11.9 million, or 28.0%, to $30.6 million during the nine months ended September 30, 2010 from $42.5 million during the nine months ended September 30, 2009.  This decrease was the result of a decrease of 82 basis points in the average cost of funds to 2.50% for the nine months ended September 30, 2010 from 3.32% for the comparable period ended September 30, 2009.  The decrease in interest expense resulted from a decrease in the average cost of funds as well as a decrease of $75.1 million, or 4.4%, in average interest bearing deposits and borrowings outstanding to $1.64 billion for the nine months ended September 30, 2010 compared to an average balance of $1.71 billion for the nine months ended September 30, 2009.

Interest expense on deposits decreased $11.1 million, or 40.6%, to $16.3 million during the nine months ended September 30, 2010 from $27.4 million during the comparable period in 2009.  This was due to a decrease in the average cost of deposits of 121 basis points to 1.88% for the nine months ended September 30, 2010 compared to 3.09% for the comparable period during 2009.  The decrease in interest expense attributable to the decrease in the cost of deposits was compounded by a decrease of $29.0 million, or 2.4%, in the average balance of interest bearing deposits to $1.16 billion during the nine months ended September 30, 2010 from $1.18 billion during the comparable period in 2009.  The decrease in the cost of deposits reflects the Federal Reserve’s historically low short-term interest rate policy.  These rates are typically used by financial institutions in pricing deposit products.  The decrease in the average balance of interest bearing deposits was primarily due to a $44.5 million decline in average non-local or brokered deposits.  The average balance of brokered deposits totaled $38.3 million for the nine months ended September 30, 2010 compared to $82.8 million for the nine months ended September 30, 2009.

Interest expense on borrowings decreased $746,000, or 5.0%, to $14.3 million during the nine months ended September 30, 2010 from $15.1 million during the comparable period in 2009.  The decrease resulted from a $46.1 million, or 8.8%, decrease in average borrowings outstanding to $480.2 million during the nine months ended September 30, 2010 from $526.3 million during the comparable period in 2009.  The decrease due to average balance was partially offset by a 16 basis point increase in the average cost of borrowings to 3.99% during the nine months ended September 30, 2010 from 3.83% during the comparable period in 2009.  The decreased use of borrowings as a source of funding during the nine months ended September 30, 2010 reflects our decision to utilize core deposits as our primary funding source.

Net Interest Income - Net interest income increased by $5.0 million or 15.5%, to $36.9 million during the nine months ended September 30, 2010 as compared to $32.0 million during the comparable period in 2009.  The increase in net interest income resulted primarily from a 53 basis point increase in our interest rate spread to 2.66% for the nine month period ended September 30, 2010 from 2.13% for the comparable period in 2009.  The 53 basis point increase in the interest rate spread resulted from an 82 basis point decrease in the cost of interest bearing liabilities which was partially offset by a 29 basis point decrease in the yield on interest earning assets.  The increase in net interest income resulting from an increase in our net interest rate spread was partially offset by a decrease in net average earning assets of $1.3 million, or 1.1%, to $113.8 million for the nine months ended September 30, 2010 from $115.1 million during the comparable period in 2009.

Provision for Loan Losses – Our provision for loan losses decreased $317,000, or 1.7%, to $18.7 million during the nine months ended September 30, 2010, from $19.1 million during the comparable period during 2009.  The provision for the nine months ended September 30, 2010 was primarily the result of $14.8 million of net loan charge-offs combined with continued weakness in local real estate markets.  See the Asset Quality section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $13.4 million to $21.6 million during the nine months ended September 30, 2010 from $8.2 million during the comparable period in 2009.  The increase resulted primarily from an increase in mortgage banking income.  Mortgage banking income increased $12.2 million to $19.0 million for the nine months ended September 30, 2010, compared to $6.8 million during the comparable period in 2009.  The increase was the result of increased mortgage loan sales driven by mortgage loan refinancings as borrowers sought to take advantage of declines in mortgage interest rates during the period and an expansion of our mortgage banking operations over the past year.  In addition to an increase in the volume of loans sold, the expansion of our mortgage banking operations has resulted in increased levels of profitability through expansion into geographic regions and mortgage products that yield a higher margin.  In addition, the Company has significantly increased its use of mandatory delivery in the secondary market which has produced a higher margin on current year sales.  During the nine months ended September 30, 2010, the Company sold $657.2 million of mortgage loans into the secondary market, as compared to $515.4 million during the comparable period in 2009.  In addition to the increase in mortgage banking activity, the increase in noninterest income compared to the prior period resulted from an $1.1 million decrease in impairment charge on securities considered to be other than temporarily impaired.

Noninterest Expense - Total noninterest expense increased $14.2 million, or 52.7%, to $41.2 million during the nine months ended September 30, 2010 from $27.0 million during the comparable period in 2009.  The increase was primarily attributable to increased compensation, real estate owned expense and FDIC insurance premium expense.

Compensation, payroll taxes and other employee benefit expense increased $8.6 million, or 64.7%, to $21.9 million during the nine months ended September 30, 2010 compared to $13.3 million during the comparable period in 2009.  Due primarily to an expansion of our mortgage banking operations, total compensation, payroll taxes and other benefits at our mortgage banking subsidiary increased $8.6 million to $12.1 million for the nine months ended September 30, 2010 compared to $3.5 million during the comparable period in 2009.

Real estate owned expense increased $1.5 million to $4.3 million during the nine months ended September 30, 2010 from $2.8 million during the comparable period in 2009.  Real estate owned expense includes the net operating and carrying costs related to the properties.  In addition, it includes net gain or loss recognized upon the sale of a foreclosed property, as well as writedowns recognized to maintain the properties at their estimated fair value.  During the nine months ended September 30, 2010, net operating expense increased $1.2 million to $3.3 million from $2.2 million during the comparable period in 2009.  The increase in net operating expense compared to the prior period resulted from an increase in the number of foreclosed properties owned.  The average balance of real estate owned totaled $52.2 million for the nine months ended September 30, 2010 compared to $37.3 million for the nine months ended September 30, 2009.  Net loss recognized on the sale or write down of real estate owned totaled $947,000 during the nine months ended September 30, 2010, compared to $596,000 during the comparable period in 2009.

Other noninterest expense increased $2.8 million or 66.6%, to $7.1 million during the nine months ended September 30, 2010 from $4.2 million during the comparable period in 2009.  FDIC insurance premium expense increased $1.3 million to $3.3 million during the nine months ended September 30, 2010 from $2.0 million during the comparable period during 2009.  The increase in FDIC insurance premium reflects an increase in the premium rate.  In addition to the increase in FDIC deposit insurance premiums, noninterest expense increased by $1.2 million due to an increase in operational costs related to the expansion of our mortgage banking operations.

Income Taxes – Despite a pre-tax loss, we recorded income tax expense of $22,000 through the third quarter of 2010. Because of the valuation allowance on our deferred tax assets we were not able to record an income tax benefit related to the pre-tax loss incurred.  A current income tax benefit that would normally result from a pre-tax loss was offset by additional deferred tax expense due to an increase in the required valuation allowance.  The income tax expense recorded through the third quarter of 2010 is related to certain states in which our mortgage banking subsidiary does business and will file a separate company state income tax return.  We recorded an income tax benefit of $5,000 through the third quarter of 2009.

Net Income (Loss) - As a result of the foregoing factors, net loss for the nine months ended September 30, 2010 was $1.4 million as compared to a net loss of $5.8 million during the comparable period in 2009.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

General - Net loss for the three months ended September 30, 2010 totaled $493,000, or $0.02 for both basic and diluted loss per share, compared to a net loss of $3.6 million, or $0.12 for both basic and diluted loss per share, for the three months ended September 30, 2009.  The three months ended September 30, 2010 generated an annualized loss on average assets of 0.10% and an annualized loss on average equity of 1.13%, compared to an annualized loss on average assets of 0.74% and an annualized loss on average equity of 8.31% for the comparable period in 2009.  The improvement in the results of operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 reflects a $2.7 million decrease in the provision for loan losses.  The provision for loan losses totaled $6.2 million during the three months ended September 30, 2010, compared to $8.9 million for the three months ended September 30, 2009.  Loan charge-off activity and specific loan loss reserves are discussed in additional detail in the Asset Quality section.  Increases of $1.3 million in net interest income and $7.5 million in mortgage banking income for the three months ended September 30, 2010 compared to the prior year were partially offset by increases of $5.8 million in compensation expense, $1.2 million in other noninterest expense and $550,000 in real estate owned expense.  The net interest margin for the three months ended September 30, 2010 was 2.80% compared to 2.46% for the three months ended September 30, 2009.

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

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable, net	$1,446,052	20,198	5.54%	$1,491,604	21,974	5.84%
Mortgage related securities(2)	100,638	1,336	5.27	121,847	1,721	5.60
Debt securities,(2) federal funds sold and short-term investments	229,784	931	1.61	202,415	973	1.91
Total interest-earning assets	1,776,474	22,465	5.02	1,815,866	24,668	5.39

Noninterest-earning assets	91,476			97,573
Total assets	$1,867,950			$1,913,439

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$36,659	8	0.08	$33,817	9	0.11
Money market and savings accounts	117,100	134	0.45	95,148	148	0.62
Time deposits	1,009,823	4,927	1.94	1,044,787	8,180	3.11
Total interest-bearing deposits	1,163,582	5,069	1.73	1,173,752	8,337	2.82
Borrowings	490,313	4,866	3.94	533,323	5,087	3.78
Total interest-bearing liabilities	1,653,895	9,935	2.38	1,707,075	13,424	3.12

Noninterest-bearing liabilities
Non interest-bearing deposits	28,726			23,006
Other noninterest-bearing liabilities	12,866			12,749
Total noninterest-bearing liabilities	41,592			35,755
Total liabilities	1,695,487			1,742,830
Equity	172,463			170,609
Total liabilities and equity	$1,867,950			$1,913,439

Net interest income		$12,530			$11,244
Net interest rate spread (3)			2.64%			2.27%
Net interest-earning assets (4)	$122,579			$108,791
Net interest margin (5)			2.80%			2.46%
Average interest-earning assets to average interest-bearing liabilities			107.41%			106.37%
____________________
(1) Includes net deferred loan fee amortization income of $208,000 and $194,000 for the three months ended September 30, 2010 and 2009, respectively.
(2) Average balance of mortgage related and debt securities are based on amortized historical cost.
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

	Three Months Ended September 30,
	2010 versus 2009
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable(1) (2)	$(658)	(1,118)	(1,776)
Mortgage related securities	(286)	(99)	(385)
Other earning assets(3)	121	(163)	(42)
Total interest-earning assets	(823)	(1,380)	(2,203)

Interest expense:
Demand accounts	1	(2)	(1)
Money merket and savings accounts	30	(44)	(14)
Time deposits	(265)	(2,988)	(3,253)
Total interest-bearing deposits	(234)	(3,034)	(3,268)
Borrowings	(419)	198	(221)
Total interest-bearing liabilities	(653)	(2,836)	(3,489)
Net change in net interest income	$(170)	1,456	1,286

______________
(1)	Includes net deferred loan fee amortization income of $208,000 and $194,000 for the three months ended September 30, 2010 and 2009, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.

Total Interest Income - Total interest income decreased $2.2 million, or 8.9%, to $22.5 million during the three months ended September 30, 2010 from $24.7 million during the three months ended September 30, 2009.

Interest income on loans decreased $1.8 million, or 8.1%, to $20.2 million during the three months ended September 30, 2010 from $22.0 million during the three months ended September 30, 2009.  The decrease in interest income was primarily due to a $45.6 million, or 3.1%, decrease in the average balance of loans outstanding to $1.45 billion during the three months ended September 30, 2010 from $1.49 billion during the comparable period in 2009.  The decrease in interest income also reflects a 30 basis point decrease in the average yield on loans to 5.54% for the three-month period ended September 30, 2010 from 5.84% for the comparable period in 2009.  Unrecognized interest income on non-accrual loans totaled $1.2 million during the three months ended September 30, 2010.  This had the effect of reducing the average yield on loans during the same period by 34 basis points.  Unrecognized interest income on non-accrual loans totaled $1.3 million during the three months ended September 30, 2009, effectively reducing the average yield on loans for that period by 35 basis points.

Interest income from mortgage-related securities decreased $385,000, or 22.4%, to $1.3 million during the three months ended September 30, 2010 from $1.7 million during the three months ended September 30, 2009.  The decrease in interest income was primarily due to a $21.2 million, or 17.4%, decrease in the average balance of mortgage-related securities to $100.6 million for the three months ended September 30, 2010 from $121.8 million during the comparable period in 2009.  The decrease in interest income from mortgage-related securities also reflects a decrease in average yield.  The average yield on mortgage-related securities decreased 33 basis points to 5.27% for the three months ended September 30, 2010 from 5.60% for the comparable period in 2009.  The decline in the average balance of mortgage-related securities during the three months ended September 30, 2010 reflects management’s decision to deemphasize investments in mortgage-related securities and emphasize more liquid, less volatile, government agency securities.

Finally, interest income from debt securities, federal funds sold and short-term investments decreased slightly to $931,000 for the three months ended September 30, 2010 compared to $973,000 for the three months ended September 30, 2009.  Interest income decreased due to a 30 basis point decline in the average yield on other earning assets to 1.61% for the three months ended September 30, 2010 from 1.91% for the comparable period in 2009.  The decline in average yield provided by these assets reflects the lower overall interest rate environment as opposed to a shift in investment strategy and product mix.  The decrease in average rate was partially offset by an increase of $27.4 million, or 13.5%, in the average balance of other earning assets to $229.8 million during the three months ended September 30, 2010 from $202.4 million during the comparable period in 2009.  The increase in average balance reflects a strategic shift towards investments which provide higher levels of liquidity.  The Company intends to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on loans and mortgage related securities.  The average balance of debt securities, federal funds sold and short-term investments includes FHLBC stock of $21.7 million for each of the three month-periods ended September 30, 2010 and 2009.  On October 10, 2007, the FHLBC entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, dividend declarations are subject to the prior written approval of the Federal Housing Finance Board.  The FHLBC has not declared a dividend since it entered into the cease and desist order.

Total Interest Expense - Total interest expense decreased by $3.5 million, or 26.0%, to $9.9 million during the three months ended September 30, 2010 from $13.4 million during the three months ended September 30, 2009.  This decrease was the result of a decrease of 74 basis points in the average cost of funds to 2.38% for the three months ended September 30, 2010 from 3.12% for the comparable period ended September 30, 2009.  The decrease in interest expense resulted from a decrease in the average cost of funds as well as a decrease of $53.2 million, or 3.1%, in average interest bearing deposits and borrowings outstanding to $1.65 billion for the three months ended September 30, 2010 compared to an average balance of $1.71 billion for the three months ended September 30, 2009.

Interest expense on deposits decreased $3.3 million, or 39.2%, to $5.1 million during the three months ended September 30, 2010 from $8.3 million during the comparable period in 2009.  This was due to a decrease in the cost of average deposits of 109 basis points to 1.73% for the three months ended September 30, 2010 compared to 2.82% for the comparable period during 2009.  The decrease in interest expense attributable to the decrease in the cost of deposits was compounded by a decrease of $10.2 million, or 0.9%, in the average balance of interest bearing deposits to $1.16 billion during the three months ended September 30, 2010 from $1.17 billion during the comparable period in 2009.  The decrease in the cost of deposits reflects the low interest rate environment due to the Federal Reserve’s low short term interest rate policy.  These rates are typically used by financial institutions in pricing deposit products.  The decrease in the average balance of interest bearing deposits was primarily due to a $43.5 million decline in average non-local or brokered deposits.  The average balance of brokered deposits totaled $25.8 million for the three months ended September 30, 2010 compared to $69.3 million for the three months ended September 30, 2009.  Because of the consent order issued by state and federal regulators effective December 18, 2009, the Bank is prohibited from accepting or renewing brokered deposits.

Interest expense on borrowings decreased $221,000, or 4.3%, to $4.9 million during the three months ended September 30, 2010 from $5.1 million during the comparable period in 2009.  The decrease resulted from a $43.0 million, or 8.1%, decrease in average borrowings outstanding to $490.3 million during the three months ended September 30, 2010 from $533.3 million during the comparable period in 2009.  The decrease in interest expense due to average balance was partially offset by a 16 basis point increase in the average cost of borrowings to 3.94% during the three months ended September 30, 2010 from 3.78% during the comparable period in 2009.  The decreased use of borrowings as a source of funding during the three months ended September 30, 2010 reflects our decision to utilize core deposits as our primary funding source.

Net Interest Income - Net interest income increased by $1.3 million or 11.4%, to $12.5 million during the three months ended September 30, 2010 as compared to $11.2 million during the comparable period in 2009.  The increase in net interest income resulted primarily from a 37 basis point increase in our interest rate spread to 2.64% for the three month period ended September 30, 2010 from 2.27% for the comparable period in 2009.  The 37 basis point increase in the interest rate spread resulted from a 74 basis point decrease in the cost of interest bearing liabilities, which was partially offset by a 37 basis point decrease in the yield on interest earning assets.  The increase in net interest income resulting from an increase in our net interest rate spread was compounded by an increase in net average earning assets of $13.8 million, or 12.7%, to $122.6 million for the three months ended September 30, 2010 from $108.8 million during the comparable period in 2009.

Provision for Loan Losses – Our provision for loan losses decreased $2.7 million or 29.4%, to $6.2 million during the three months ended September 30, 2010, from $8.9 million during the comparable period during 2009.    With respect to both periods under discussion, the provision for loan losses was primarily driven by the need for additional specific reserves on impaired loans for which we have determined that the carrying amount of the loan exceeds the fair value of the underlying collateral.  During the third quarter ended September 30, 2010, impaired loans decreased $13.9 million, as compared to a $24.4 million increase during the third quarter ended September 30, 2009.  During the quarter ended September 30, 2010, net charge offs totaled $8.2 million.  The vast majority of the charge offs related to specific reserves that had been identified and provided for in prior quarters.  See the Asset Quality section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $7.5 million to $11.5 million during the three months ended September 30, 2010 from $4.0 million during the comparable period in 2009.  The increase resulted primarily from an increase in mortgage banking income.  Mortgage banking income increased $7.5 million to $10.4 million for the three months ended September 30, 2010, compared to $2.9 million during the comparable period in 2009.  The increase was the result of increased mortgage loan refinancing as borrowers sought to take advantage of declines in mortgage interest rates during the period and an expansion of our mortgage banking operations over the past year.  In addition to an increase in the volume of loans sold, the expansion of our mortgage banking operations has resulted in increased levels of profitability through expansion into geographic regions and mortgage products that yield a higher margin.  During the three months ended September 30, 2010, the Company sold $295.4 million of mortgage loans into the secondary market, as compared to $162.0 million during the comparable period in 2009.

Noninterest Expense - Total noninterest expense increased $8.3 million, or 84.0%, to $18.3 million during the three months ended September 30, 2010 from $9.9 million during the comparable period in 2009.  The increase was primarily attributable to increased compensation, real estate owned expense and other noninterest expense.

Compensation, payroll taxes and other employee benefit expense increased $5.8 million to $10.8 million during the three months ended September 30, 2010 compared to $4.9 million during the comparable period in 2009.  Due primarily to an expansion of our mortgage banking operations, total compensation, payroll taxes and other benefits at our mortgage banking subsidiary increased $5.7 million  to $7.3 million for the three months ended September 30, 2010 compared to $1.6 million during the comparable period in 2009.

Real estate owned expense increased $550,000 or 35.5%, to $2.1 million during the three months ended September 30, 2010 from $1.6 million during the comparable period in 2009.  Real estate owned expense includes the net operating and carrying costs related to the properties.  In addition, it includes net gain or loss recognized upon the sale of a foreclosed property, as well as writedowns recognized to maintain the properties at their estimated fair value.  During the three months ended September 30, 2010, net operating expense, which includes but is not limited to property taxes, maintenance and management fees, net of rental income increased $390,000 to $940,000 from $550,000 during the comparable period in 2009.  The increase in net operating expense compared to the prior period resulted from an increase in the number of properties owned.  The average balance of real estate owned totaled $50.4 million for the three months ended September 30, 2010 compared to $45.7 million for the three months ended September 30, 2009.  Net losses recognized on the sale or writedown of real estate owned totaled $1.2 million during the three months ended September 30, 2010, compared to $1.0 million during the comparable period in 2009.

Other noninterest expense increased $1.2 million or 93.2%, to $2.6 million during the three months ended September 30, 2010 from $1.3 million during the comparable period in 2009.  The increase resulted from an increase in FDIC insurance premium expense of $528,000 to $1.1 million for the three months ended September 30, 2010, compared to $552,000 during the comparable period in 2009 and an increase in operational costs related to the expansion of our mortgage banking operations of $511,000 to $949,000 for the three months ended September 30, 2010, compared to $438,000 during the comparable period in 2009.

Income Taxes – There was no income tax expense during the three months ended September 30, 2010 as expense was fully offset by reductions in deferred tax asset valuation allowances.  There was no income tax benefit recorded during the three months ended September 30, 2009 due to having previously utilized all net operating loss carry backs.

Net Income (Loss) - As a result of the foregoing factors, net loss for the three months ended September 30, 2010 was $493,000 as compared to net loss of $3.6 million during the comparable period in 2009.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Total Assets - Total assets increased by $28.0 million, or 1.5%, to $1.9 billion at September 30, 2010 from $1.87 billion at December 31, 2009. The increase in total assets is comprised of increases in cash and cash equivalents of $39.1 million and loans held for sale of $59.1 million, partially offset by decreases in loans receivable of $68.1 million and prepaid expenses and other assets of $2.4 million.

Cash and Cash Equivalents – Cash and cash equivalents increased by $39.1 million, or 55.0%, to $110.3 million at September 30, 2010 from $71.1 million at December 31, 2009.  The increase in cash and cash equivalents reflects the Company’s decision to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on securities and other investments.  Of the total $39.1 million increase in cash and cash equivalents, $29.0 million reflects an increase in cash held in other depository institutions.  An additional $7.2 million of the total increase in cash and cash equivalents reflects an increase in short term investments.  Short term investments at both September 30, 2010 and December 31, 2009 are variable rate demand notes backed by bank letters of credit.  Rates reset every seven days and the bonds are bought and sold at par with five business days notice.

Securities Available for Sale – Securities available for sale increased by $1.5 million, or 0.7%, to $206.9 million at September 30, 2010 from $205.4 million at December 31, 2009.  This change is comprised of a $7.7 million increase in net unrealized gains on debt securities to $4.0 million at September 30, 2010 compared to net unrealized losses of $3.7 million at December 31, 2009.  This increase in estimated fair value was partially offset by a $6.2 million, or 3.0%, decline in the amortized cost basis of debt securities.  During the nine months ended September 30, 2010, the amortized cost basis of municipal securities declined by $15.7 million, or 36.0%, and the amortized cost basis of mortgage-related securities decreased by $4.9 million, or 4.1%.  The declines were partially offset by a $14.4 million, or 35.5%, increase in the amortized cost basis of government sponsored entity bonds.

Loans Held for Sale – Loans held for sale increased by $61.9 million, or 137.4%, to $107.0 million at September 30, 2010, from $45.1 million at December 31, 2009.  During the current year, Waterstone Mortgage Corporation entered into interim financing agreements with two external banks that provides for a total of $55.0 in lines of credit.  Access to these lines of credit allowed Waterstone Mortgage Corporation to significantly increase its loan origination activity.

Loans Receivable - Loans receivable held for investment decreased $68.1 million, or 4.8%, to $1.35 billion at September 30, 2010 from $1.42 billion at December 31, 2009.  The 2010 decrease in total loans receivable was primarily attributable to a $60.3 million decrease in one- to four-family loans.  The decrease reflects a decline in loan demand for variable-rate real estate mortgage loans as recent borrowers have preferred long-term fixed-rate products that the Company does not generally retain in its portfolio.  Decreases in loan balances in this and other categories also reflect an overall decrease in demand due to current economic conditions combined with the Company’s more stringent loan underwriting requirements.  As a result of the low rate environment with respect to long-term fixed real estate mortgage products, the Company has experienced a shift in the composition of our loan originations during the nine months ended September 30, 2010 from one- to four-family residential variable-rate loans to residential real estate loans collateralized by over four-family properties, as this category of borrower displayed relatively stable levels of demand for our existing products.  During the nine-month period ended September 30, 2010, $24.0 million in loans were transferred to real estate owned.

The following table shows loan origination, principal repayment activity, transfers to real estate owned, charge offs and sales during the periods indicated.

	As of or for the		As of or for the
	Nine Months Ended September 30,		Year Ended
	2010	2009	December 31, 2009
	(In Thousands)
Total gross loans receivable and held for sale at
beginning of period	$1,516,800	1,636,277	1,636,277
Real estate loans originated for investment:
Residential
One- to four-family	3,255	20,987	25,660
Over four-family	51,696	53,566	66,657
Construction and land	8,280	4,492	7,914
Commercial real estate	1,093	7,352	7,352
Home equity	2,984	7,781	8,491
Total real estate loans originated for investment	67,308	94,178	116,074
Consumer loans originated for investment	76	136	180
Commerical business loans originated for investment	6,284	8,956	12,640
Total loans originated for investment	73,668	103,270	128,894

Principal repayments	(110,863)	(154,860)	(202,722)
Transfers to real estate owned	(24,030)	(37,835)	(54,072)
Loan principal charged-off	(14,758)	(12,724)	(23,636)
Net activity in loans held for investment	(75,983)	(102,149)	(151,536)

Loans originated for sale	700,096	529,415	739,151
Loans sold	(638,182)	(508,882)	(707,092)
Net activity in loans held for sale	61,914	20,533	32,059
Total gross loans receivable and held for sale at end of period	$1,502,731	1,554,661	1,516,800

Real Estate Owned – Total real estate owned increased $2.2 million, or 4.2%, to $53.1 million at September 30, 2010 from $50.9 million at December 31, 2009.  The $2.2 million increase was primarily due to a $2.1 million increase in over four-family residential real estate.  During the nine months ended September 30, 2010, real estate owned increase by $24.0 million due to transfers from loans receivable, net of charge offs.  During that same period, real estate owned was reduced by $20.6 million in real estate sales net of gains and losses.

Prepaid Expenses and Other Assets – Prepaid expenses and other assets declined by $5.2 million or 30.8%, to $11.7 million at September 30, 2010 from $16.8 million at December 31, 2009.  The decline is primarily due to net federal income tax refunds of $3.1 million received during the nine months ended September 30, 2010 plus a decline in other current and deferred income taxes of $2.5 million.

Deposits – Total deposits increased $7.4 million, or 0.6%, to $1.17 billion at September 30, 2010 from $1.16 billion at December 31, 2009.  Total time deposits decreased $1.7 million, or 0.2%, to $1.01 billion at September 30, 2010 from $1.01 billion at December 31, 2009.  Time deposits originated through local retail outlets increased $41.6 million, or 4.4%, to $989.5 million at September 30, 2010 from $947.9 million at December 31, 2009.  The increase in time deposits originated through our local markets was partially offset by a decrease in time deposits originated through the wholesale market.  Time deposits originated through the wholesale market decreased $43.3 million, or 68.2%, to $20.2 million at September 30, 2010 from $63.6 million at December 31, 2009.  Because of the consent order issued by state and federal regulators effective December 18, 2009, the Bank is prohibited from accepting or renewing brokered deposits and all other deposit rates are capped by the FDIC.  Total money market and savings deposits increased $7.0 million, or 7.7%, to $99.1 million at September 30, 2010 from $92.0 million at December 31, 2009.  Total demand deposits increased $2.0 million, or 3.3%, to $63.5 million at September 30, 2010 from $61.4 million at December 31, 2009.

Borrowings – Total borrowings decreased $998,000, or 0.2%, to $506.9 million at September 30, 2010 from $507.9 million at December 31, 2009.  During the nine months ended September 30, 2010, four FHLBC advances totaling $48.9 million with an average rate of 3.04% matured.  The September 30, 2010 balance includes $47.9 million on two bank lines of credit totaling $55.0 million that were used to finance loans held for sale.  Interest rates on the lines of credit are based on the note rate of the loans financed and equaled 5.00% at September 30, 2010.  There was no comparable balance at December 31, 2009.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $22.4 million to $23.0 million at September 30, 2010 from $630,000 at December 31, 2009.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $5.9 million, or 22.5%, to $20.3 million at September 30, 2010 from $26.3 million at December 31, 2009.  The decrease resulted from an $8.7 million seasonal decrease in outstanding escrow checks.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  These amounts remain classified as other liabilities until settled.

Shareholders’ Equity – Shareholders’ equity increased $5.2 million, or 3.1%, to $173.7 million at September 30, 2010 from $168.6 million at December 31, 2009.  The increase was primarily due to a $5.2 million decrease in accumulated other comprehensive loss resulting from an increase in the fair value of available for sale securities.  Other comprehensive income totaled $3.2 million at September 30, 2010, compared to other comprehensive losses of $2.0 million at December 31, 2009.  In addition to the increase in accumulated other comprehensive income, shareholders’ equity was positively affected by a $794,000 increase in additional paid in capital related to stock compensation benefits and a $640,000 decrease in unearned ESOP shares.  The aforementioned increases in shareholders’ equity were partially offset by a $1.4 million decrease in retained earnings reflecting the net loss for the nine months ended September 30, 2010.

ASSET QUALITY

The following table summarizes nonperforming loans and assets:

NONPERFORMING ASSETS

	At September 30,	At December 31,
	2010	2009
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$63,595	45,988
Over four-family	26,395	16,683
Construction and land	5,203	6,269
Commercial real estate	2,978	2,773
Home equity	381	1,159
Commercial	1,672	2,441
Total non-accrual loans	100,224	75,313
Real estate owned
One- to four-family	22,871	27,016
Over four-family	14,958	8,824
Construction and land	10,482	10,458
Commercial real estate	4,781	4,631
Total real estate owned	53,092	50,929
Total nonperforming assets	$153,316	126,242

Total non-accrual loans to total loans receivable	7.41%	5.30%
Total non-accrual loans to total assets	5.29%	4.03%
Total nonperforming assets to total assets	8.09%	6.76%

The following table summarizes troubled debt restructurings:

TROUBLED DEBT RESTRUCTURINGS

	At September 30,	At December 31,
	2010	2009
	(Dollars in Thousands)

Troubled debt restructurings - accrual	$31,751	42,730
Troubled debt restructurings - non-accrual	12,085	9,355
Total troubled debt restructurings	$43,836	52,085

Total non-accrual loans and accruing troubled debt
restructurings to total loans receivable	9.76%	8.31%

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

LOAN DELINQUENCY

	At September 30,	At December 31,
	2010	2009
	(Dollars in Thousands)

Loans past due less than 90 days	27,252	51,062
Loans past due in excess of 90 days	85,770	62,354
Total loans past due	113,022	113,416

Total loans past due to total loans receivable	8.36%	7.99%

Total non-accrual loans increased by $24.9 million, or 33.1%, to $100.2 million as of September 30, 2010 compared to $75.3 million as of December 31, 2009.  The ratio of non-accrual loans to total loans receivable was 7.41% at September 30, 2010 compared to 5.30% at December 31, 2009.  The $24.9 million increase in nonaccrual loans during the nine months ended September 30, 2010 resulted from $72.0 million in loans that were placed on non-accrual status during the period.  The increase due to loans placed on non-accrual during the nine months ended September 30, 2010 was partially offset by $24.0 million in transfers to real estate owned (net of $2.9 million in charge-offs), $11.6 million in partial charge-offs, $7.4 million in loans that returned to accrual status and $1.7 million in loans that were paid in full.

Of the $100.2 million in total non-accrual loans as of September 30, 2010, $82.9 million have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $14.7 million in partial charge-offs have been recorded with respect to these loans.  In addition, specific reserves totaling $9.1 million have been recorded as of September 30, 2010.  The remaining $17.3 million of non-accrual loans were reviewed on an aggregate basis and $4.0 million in general valuation allowance was deemed necessary as of September 30, 2010.   The $4.0 million in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

Total real estate owned increased by $2.2 million, or 4.3%, to $53.1 million at September 30, 2010, compared to $50.9 million at December 31, 2009.  During the nine months ended September 30, 2010, $24.0 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write downs totaling $1.6 million during the nine months ended September 30, 2010.  During the same period, proceeds from the sale of real estate owned totaled $21.3 million which resulted in a net gain of $695,000.  The net gain on sale of real estate owned properties represented 3.3% of the recorded value of the properties as of the date of sale.  We owned 252 properties as of September 30, 2010, compared to 226 properties at December 31, 2009.  Of the $53.1 million in real estate owned properties as of September 30, 2010, $42.6 million consist of one– to four-family, over four-family and commercial real estate properties.  Of all real estate owned, these property types present the greatest opportunity to offset operating expenses through the generation of rental income.  Of the $42.6 million in one- to four-family, over four-family and commercial real estate properties, $18.2 million, or 42.6%, represent properties that are generating rental revenue.  Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

During 2010 and 2009, as a result of continuing efforts to mitigate the risk of loan losses, the Company has increased its activity with respect to loans modified in a troubled debt restructuring.  Troubled debt restructurings involve granting concessions to a borrower who is experiencing financial difficulty by temporarily modifying the terms of the loan, such as changes in payment schedule or interest rate, in an effort to avoid foreclosure.   As of September 30, 2010, $43.8 million in loans had been modified in troubled debt restructurings, and $12.1 million of these loans are included in the non-accrual loan total.  The remaining $31.7 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continue to be included with accruing loans.  Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.  Typical restructured terms include six to twelve months of principal forbearance and a reduction in interest rate.  Of the $43.8 million in restructured loans as of September 30, 2010, $29.7 million were one- to four-family loans.  An additional $10.0 million were over four-family loans.  All loans that have been modified in a troubled debt restructuring are considered to be impaired.  As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve.  When a borrower is expected to perform in accordance with the restructured terms and ultimately return to and perform under original terms, a valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows discounted using the loan’s original effective rate.  When there is doubt as to the borrower’s ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral.  As a result of the impairment analysis, a $3.0 million valuation allowance has been established as of September 30, 2010 with respect to the $43.8 million in troubled debt restructurings.

There were no accruing loans past due 90 days or more during the nine months ended September 30, 2010 and 2009.

A summary of the allowance for loan losses is shown below:

ALLOWANCE FOR LOAN LOSSES

	At or for the Nine Months
	Ended September 30,
	2010	2009
	(Dollars in Thousands)

Balance at beginning of period	$28,494	$25,167
Provision for loan losses	18,737	19,055
Charge-offs:
Mortgage
One- to four-family	9,889	9,522
Over four-family	2,536	1,523
Commercial real estate	555	676
Home Equity	378	604
Construction and land	70	638
Consumer	13	2
Commercial	1,464	-
Total charge-offs	14,905	12,965
Recoveries:
Mortgage
One- to four-family	126	140
Over four-family	4	23
Construction and land	2	77
Home Equity	2	-
Consumer	-	1
Total recoveries	134	241
Net charge-offs	14,771	12,724
Allowance at end of period	$32,460	$31,498

Ratios:
Allowance for loan losses to non-accrual loans at end of period	32.39%	33.69%
Allowance for loan losses to loans receivable at end of period	2.40%	2.15%
Net charge-offs to average loans outstanding (annualized)	1.37%	1.11%
                                        _______________

At September 30, 2010, the allowance for loan losses was $32.5 million, compared to $28.5 million at December 31, 2009.  As of September 30, 2010, the allowance for loan losses represented 2.40% of total loans receivable and was equal to 32.39% of non-performing loans, compared to 2.01% and 37.83%, respectively, at December 31, 2009.  The $4.0 million increase in the allowance for loan loss during the nine months ended September 30, 2010 is attributable to a $2.1 million increase in specific loan loss reserves related to impaired loans and a $1.9 million increase in the general valuation allowance.  The increase in specific loan loss reserves was the result of an increase in impaired loans and a decline in the value of collateral as evidenced by updated appraisals reflecting further decline in the value of those properties during the period.  The increase in the general valuation allowance resulted from an increase in loans that, while still performing, have been identified as having higher risk characteristics.  The increase in the amount and number of loans identified as exhibiting elevated levels of risk with respect to loss compounded the increase in overall delinquent loans.  Loans with elevated risk profiles include loans internally classified as special mention and watch.  These loans resulted in a $2.2 million increase to the general valuation allowance during the nine months ended September 30, 2010.  Weakness in the residential real estate market has continued for the past three years and the risk of loss on loans secured by residential real estate remains at an elevated level.

Net charge-offs totaled $14.8 million, or an annualized 1.37% of average loans for the nine months ended September 30, 2010, compared to $12.7 million, or an annualized 1.11% of average loans for the nine months ended September 30, 2009.  Of the $14.8 million in net charge-offs during the nine months ended September 30, 2010, $9.8 million related to loans secured by one- to four-family residential loans.

The $18.7 million loan loss provision for the nine months ended September 30, 2010 reflects the Company’s conclusion as to the need for the ending allowance to be $32.5 million following the net charge-offs recorded during the period and a review of the Bank’s loan portfolio and general economic conditions.  The increase reflects the estimated allowance for loan losses necessary to reflect risks in the portfolio, as well as the $14.8 million that was added to the provision to replenish net charge-offs for the nine months ended September 30, 2010.

The allowance for loan losses has been determined in accordance with GAAP. We are responsible for the timely and periodic determination of the amount of the allowance required. Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in nonperforming loans, current economic conditions and other relevant factors. To the best of management’s knowledge, all probable losses have been provided for in the allowance for loan losses.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 4.5% and 4.2% for the nine months ended September 30, 2010 and 2009, respectively.  The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets.  We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans.  We also adjust liquidity as appropriate to meet asset and liability management objectives.  The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the senior management as supported by the Asset/Liability Committee.  Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.

Our primary sources of liquidity are deposits, amortization and repayment of loans, sales of loans held for sale, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan repayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competitors.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term, interest-earning assets, which provide liquidity to meet lending requirements.  Additional sources of liquidity used for the purpose of managing long- and short-term cash flows include advances from the FHLBC.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2010 and 2009, respectively, $110.3 million and $95.4 million of our assets were invested in cash and cash equivalents.  Cash and cash equivalents are comprised of the following: $86.3 million in cash held at the Federal Reserve Bank and other depository institutions, $12.5 million in federal funds sold and $11.5 million in short term investments which are variable rate demand notes backed by bank letters of credit.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, federal funds purchased and advances from the FHLBC.

During the nine months ended September 30, 2010, the collection of principal payment on loans, net of loan originations provided cash flow of $29.3 million, compared to $44.7 million for the nine months ended September 30, 2009.  The decrease in loans receivable is reflective of the general decline in loan demand for variable-rate residential real estate mortgage loans combined with the Company’s tightened underwriting standards given the current economic environment.  The decrease in the loan portfolio during the nine months ended September 30, 2010 was primarily attributable to a $60.3 million decrease in one- to four-family loans.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.  Deposits increased by $7.4 million for the nine months ended September 30, 2010 consistent with national trends.  As a result of the consent order issued by state and federal regulators effective December 18, 2009, the Bank is prohibited from accepting or renewing brokered deposits and all other deposit rates are capped by the FDIC.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC which provide an additional source of funds.  At September 30, 2010, we had $375.0 million in advances from the FHLBC, of which $25.0 million matured in October 2010.  The remainder have final maturity dates in 2016, 2017 or 2018 and are callable quarterly until maturity.  As an additional source of funds, we also enter into repurchase agreements.  At September 30, 2010, we had $84.0 million in repurchase agreements.  The agreements mature at various times beginning in 2017, however, all are callable quarterly until maturity.

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

At September 30, 2010, we had outstanding commitments to originate loans of $7.1 million, unfunded commitments under construction loans of $4.5 million, unfunded commitments under business lines of credit of $10.8 million and unfunded commitments under home equity lines of credit and standby letters of credit of $27.6 million.  At September 30, 2010, certificates of deposit scheduled to mature in one year or less totaled $447.2 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets.  However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed.  Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

 Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of September 30, 2010 and the respective maturity dates.

Contractual Obligations
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Deposits without a stated maturity (4)	$162,544	162,544	-	-	-
Certificates of deposit (4)	1,009,715	447,209	551,466	11,040	-
Federal Home Loan Bank advances (1)	375,000	25,000	-	-	350,000
Repurchase agreements (2)(4)	84,000	-	-	-	84,000
Lines of credit	47,902	47,902
Operating leases (3)	357	241	116	-	-
Salary continuation agreements	1,249	272	340	340	297
	$1,680,767	683,168	551,922	11,380	434,297
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
(4)  Excludes interest.

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of September 30, 2010.

Other Commitments
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$7,078	7,078	-	-	-
Unused portion of home equity lines of credit (2)	26,553	26,553	-	-	-
Unused portion of business lines of credit	10,842	10,842	-	-	-
Unused portion of construction loans (3)	4,472	4,472	-	-	-
Standby letters of credit	1,001	910	91	-	-
Total Other Commitments	$49,946	49,855	91	-	-
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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2010 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our fixed-rate mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our fixed-rate assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a negative impact on net interest income and earnings.  This effect is offset by the impact that variable-rate assets have on net interest income as interest rates rise and fall.

Percentage Increase (Decrease) in Estimated Annual Net Interest Income Over 12 Months

300 basis point gradual rise in rates	2.73%
200 basis point gradual rise in rates	0.82%
100 basis point gradual rise in rates	(0.96%)
100 basis point gradual decline in rates	(3.63%)
200 basis point gradual decline in rates	(6.01%)
300 basis point gradual decline in rates	(7.53%)

WaterStone Bank’s Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 20% for various levels of interest rate changes measured over a 12-month period when compared to the flat rate scenario.  In addition, projected changes in the economic value of equity are limited to a maximum decline of 10% to 80% for interest rate movements of 100 to 300 basis points when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  Because our balance sheet is asset sensitive, net interest income is projected to decline as interest rates fall.  At September 30, 2010, a 100 basis point gradual increase in interest rates had the effect of decreasing forecast net interest income by 0.96% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 3.63%.  At September 30, 2010, a 100 basis point gradual increase in interest rates had the effect of increasing the economic value of equity by 2.89% while a 100 basis point decrease in rates had the effect of decreasing the economic value of equity by 3.32%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At September 30, 2010, we believe that any liability arising from the resolution of any pending legal proceedings will not be material to our financial condition or results of operations.

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

WATERSTONE FINANCIAL, INC. (Registrant)
Date: November 5, 2010
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer
Date: November 5, 2010
/s/ Richard C. Larson
Richard C. Larson
Chief Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended September 30, 2010

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