Form 10-K
period 2010-12-31
WATERSTONE FINANCIAL INC
filed 2011-03-15
CIK 1329517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

F O R M 1 0 - K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2010, as reported by the NASDAQ Capital Market® was approximately $106.6 million.

As of February 28, 2011, 31,250,097 shares of the Registrant’s Common Stock were validly issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K Into Which
Document	Portions of Document are Incorporated
Proxy Statement for Annual Meeting of	Part III
Shareholders on May 17, 2011

WATERSTONE FINANCIAL, INC.

FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2010

Part I

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

On September 28, 2007, the Company completed its charter conversion to change the Company’s charter from a Wisconsin corporation to that of a federal corporation regulated exclusively by the Office of Thrift Supervision (the “OTS”).  Similarly, the Company’s mutual holding company parent, Lamplighter Financial, MHC (the “MHC”), also completed its charter conversion to change the MHC’s charter from a Wisconsin chartered mutual holding company to a federally chartered mutual holding company regulated exclusively by the OTS.  Shareholders were not required to exchange stock certificates in the name of Wauwatosa Holdings, Inc. for stock certificates in the name of Waterstone Financial, Inc.  All references to Waterstone Financial, Inc. include Wauwatosa Holdings, Inc.  WaterStone Bank continues to be a Wisconsin chartered savings bank.

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

Cautionary Factors

This Form 10-K contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management.  Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as in oral presentations.  When used in written documents or oral statements, the words "anticipate," "believe," "estimate," "expect," "objective" and similar expressions and verbs in the future tense, are intended to identify forward-looking statements.  The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected.  In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:

•	adverse changes in real estate markets;
•	adverse changes in the securities markets;
•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	inflation and changes in interest rates that reduce our margins or reduce the fair value of financial instruments;
•	changes in interest rates that reduce loan origination volumes and, ultimately, income from our mortgage banking operations;
•	legislative or regulatory changes that adversely affect our business;
•	our ability to maintain higher regulatory capital levels as imposed by federal and state regulators;
•	our ability to maintain adequate levels of liquidity given regulatory limits on sources of funding and rates that can be paid for funding;
•	our ability to enter new markets successfully and to take advantage of growth opportunities;
•	significantly increased competition among depository and other financial institutions;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and
•	changes in consumer spending, borrowing and savings habits.

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

     We invest those deposits, together with funds generated from operations, primarily in residential real estate mortgage loans. At December 31, 2010, residential real estate mortgage loans comprised 88.9% of our total loans receivable. On that same date, our residential mortgage loan portfolio was comprised of first mortgage loans secured by one-to four-family residences (43.3%), and over four-family residences (40.3%).  The remainder of our residential mortgage loans consisted of home equity loans and lines of credit (5.3%) secured by a junior position on one-to four-family residences. The remainder of our loans receivable consists of construction and land mortgages, commercial mortgages, commercial business loans and consumer loans.

     Our revenues are derived principally from interest on loans and securities and mortgage banking activities. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

Business Strategy

     Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing a complete range of banking products and services available through multiple delivery channels. Our principal business activity historically has been the origination of residential mortgage loans, including over four-family properties. In 2006, we added a mortgage banking subsidiary and in 2007, we added additional business loan and deposit products and expanded our consumer loan product base.  There can be no assurances that we will successfully implement our business strategy.

     Elements of our business strategy are as follows:

•
Improve Asset Quality.  By all measures, our asset quality has deteriorated over the past five years.  We have taken a number of significant steps to improve our underwriting of loans and monitoring asset quality.  In 2006, we rewrote our underwriting policies, strengthened our underwriting and administration standards and implemented an officers’ loan committee for review and approval of all loans in excess of $500,000.  We hired senior loan officers experienced in systematically identifying, objectively evaluating and documenting good credit risks.  In 2007, we added an independent loan underwriting function for all residential loans and a loan review function to ensure that newly implemented controls and safeguards are uniformly implemented and applied.  We also expanded our collections staff and upgraded our information management systems to reduce the number of past-due loans that become chronically delinquent.   In 2008, we hired a Chief Credit Officer (CCO) and moved the credit analysis and loan review functions to a newly formed credit department headed by the CCO.  The CCO reports directly to the Chief Executive Officer.  Notwithstanding the forgoing, in the current distressed economic environment non-performing loans totaled $84.2 million, or 6.4% of total loans and real estate owned totaled $57.8 million at December 31, 2010.  During the year ended December 31, 2010, net charge-offs totaled $25.2 million.

•
Capital Maintenance. Given the continuing weakness in our local and national economies, it is imperative that the Company maintain its current level of capital strength.  Continuing loan losses have eroded total shareholders’ equity by 14.7% since December 31, 2007.  The Company will continue reducing total assets during the year ending December 31, 2011 in order to maintain or increase the 9.5% equity to total assets ratio that existed as of December 31, 2010.  However, a declining asset base may adversely affect our ability to increase our interest income which may in turn result in less net interest income.

•
Excess Liquidity. Until such time as we achieve our goal of improved asset quality, we will maintain higher than usual levels of balance sheet liquidity.  We have tripled our cash and cash equivalents balances from less than $25 million at December 31, 2008 to $75 million at December 31, 2010.  These higher levels of liquidity come at a cost to earnings but provide the ready cash that current economic conditions require.

•
Mortgage Banking.  We offer owner-occupied residential real estate mortgage loans through eight WaterStone bank offices and thirty-six Waterstone Mortgage Corporation offices in eight states.  Mortgage banking has historically been a volatile industry and continues to be so.  However, we are committed to and continue to invest in this product line.  Transaction volume will vary significantly and proportionally to movements in mortgage interest rates but we strive to maintain a standard net profit margin even as transaction volume varies.

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

Competition

     We face competition within our market area both in making real estate loans and attracting deposits. The Milwaukee-Waukesha-West Allis metropolitan statistical area has a high concentration of financial institutions including large commercial banks, community banks and credit unions. The FDIC has determined that our market area is a “high-rate” area with regard to deposit pricing as compared to the rest of the United States.  As of June 30, 2010, based on the FDIC’s annual Summary of Deposits Report, we had the seventh largest market share in our metropolitan statistical area representing 2.4% of all deposits.

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

Market Area

     The Bank’s market area is broadly defined as the Milwaukee, Wisconsin metropolitan market which is geographically located in the southeast corner of the state.  More specifically, our primary market area is Milwaukee and Waukesha counties and the five surrounding counties of Ozaukee, Washington, Jefferson, Walworth and Racine.  The Bank has four branch offices in Milwaukee County, three branch offices in Waukesha County and one branch office in Washington County.  At June 30, 2010, 44.2% of deposits in the state of Wisconsin were located in the seven County metropolitan Milwaukee market.

     Our primary market area for deposits includes the communities in which we maintain our banking office locations. Our primary lending market area is broader than our primary deposit market area and includes all of the primary market area noted above but extends further west to the Madison, Wisconsin market and further north to the Appleton and Green Bay, Wisconsin markets.  In addition, our mortgage banking operation has twelve offices in Wisconsin, five offices in Minnesota, four offices in each of Florida and Illinois, three offices in Idaho and one office in each of Arizona, Colorado, Maryland and Tennessee.

Lending Activities

     The scope of the discussion included under “Lending Activities” is limited to lending operations related to loans originated for investment.  A discussion of the lending activities related to loans originated for sale is included under “Mortgage Banking Activities.”

     Historically, our principal lending activity has been originating mortgage loans for the purchase or refinancing of residential real estate. Generally, we retain the loans that we originate which we refer to as loans originated for investment. One- to four-family residential mortgage loans represented $584.0 million, or 43.3%, of our total loan portfolio at December 31, 2010.  Over four-family residential mortgage loans represented $542.6 million, or 40.3%, of our total loan portfolio at December 31, 2010.  We also offer construction and land loans, commercial real estate loans, home equity lines of credit and commercial loans. At December 31, 2010, construction and land loans, commercial real estate loans, home equity loans and commercial business loans totaled $56.8 million, $51.7 million, $72.0 million and $40.4 million, respectively.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total portfolio at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$584,014	43.34%	$681,578	46.31%	$790,486	48.70%	$672,362	45.64%	638,089	44.17%
Over four-family	542,602	40.26%	536,731	36.47%	512,746	31.59%	477,766	32.45%	492,693	34.10%
Home equity	71,952	5.34%	85,964	5.84%	89,648	5.52%	85,954	5.84%	91,536	6.34%
Construction and land	56,794	4.21%	69,814	4.74%	131,840	8.12%	156,289	10.61%	168,605	11.67%
Commercial	51,733	3.84%	48,948	3.33%	55,193	3.40%	51,983	3.53%	51,062	3.53%
Commercial business	40,442	3.00%	48,094	3.27%	43,006	2.65%	28,222	1.92%	2,657	0.18%
Consumer	154	0.01%	619	0.04%	365	0.02%	286	0.01%	141	0.01%

Total loans	$1,347,691	100.00%	$1,471,748	100.00%	1,623,284	100.00%	1,472,862	100.00%	1,444,783	100.00%

Undisbursed loan proceeds	(39,265)		(49,818)		(61,192)		(67,549)		(67,390)

Net deferred loan fees and premiums	(1,989)		(1,920)		(2,334)		(3,265)		(4,486)
Allowance for loan losses	(29,175)		(28,494)		(25,167)		(12,839)		(7,195)

Loans, net	$1,277,262		$1,391,516		$1,534,591		$1,389,209		$1,365,712

Loan Portfolio Maturities and Yields. The following table summarizes the final maturities of our loan portfolio at December 31, 2010.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.  Maturities are based upon the final contractual payment dates and do not reflect the impact of prepayments and scheduled monthly payments that will occur.

	One- to four-family		Over four-family		Home Equity		Construction and Land
		Weighted		Weighted		Weighted		Weighted
Maturity Date	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
Jan 1, 2011 – Dec 31, 2011	$53,877	6.38%	$65,796	6.06%	$31,900	3.87%	$39,766	5.42%
Jan 1, 2012 – Dec 31, 2012	46,895	6.39%	60,969	6.28%	6,993	4.54%	1,273	5.57%
Jan 1, 2013 – Dec 31, 2013	28,541	6.48%	82,257	6.08%	11,439	4.40%	141	7.54%
Jan 1, 2014 – Dec 31, 2014	1,560	6.45%	11,379	5.80%	6,108	3.89%	451	3.75%
Jan 1, 2015 – Dec 31, 2015	1,328	6.11%	9,938	6.20%	8,437	3.72%	2,511	3.79%
Jan 1, 2016 and thereafter	451,813	5.93%	312,263	5.97%	7,075	5.20%	12,652	5.76%

Total	$584,014	6.04%	$542,602	6.03%	$71,952	4.13%	$56,794	5.42%

	Commercial Real Estate		Commercial Business		Consumer		Total
		Weighted		Weighted		Weighted		Weighted
Maturity Date	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
Jan 1, 2011 – Dec 31, 2011	$7,721	6.74%	$24,510	4.68%	$107	6.94%	$223,677	5.58%
Jan 1, 2012 – Dec 31, 2012	6,538	6.18%	4,985	6.84%	13	8.44%	127,666	6.24%
Jan 1, 2013 – Dec 31, 2013	10,074	6.14%	6,542	6.71%	19	5.97%	139,013	6.06%
Jan 1, 2014 – Dec 31, 2014	851	6.19%	2,744	6.24%	15	6.77%	23,108	5.37%
Jan 1, 2015 – Dec 31, 2015	6,778	6.48%	953	6.10%	-	-	29,945	5.35%
Jan 1, 2016 and thereafter	19,771	6.14%	708	6.87%	-	-	804,282	5.94%

Total	$51,733	6.28%	$40,442	5.45%	$154	6.92%	$1,347,691	5.90%

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2010 that are contractually due after December 31, 2011.

	Due After December 31, 2011
	Fixed	Variable	Total
	(In Thousands)
Mortgage loans
Real estate loans:
One- to four-family	$15,977	$514,160	$530,137
Over four-family	69,522	407,284	476,806
Home equity	2336	37,716	40,052
Construction and land	3,989	13,039	17,028
Commercial	17,795	26,217	44,012
Commercial	14,390	1,542	15,932
Consumer	47	-	47

Total loans	$124,056	$999,958	$1,124,014

One- to Four-Family Residential Mortgage Loans.  WaterStone Bank’s primary lending activity is originating residential mortgage loans secured by properties located in Milwaukee and surrounding counties.  One- to four-family residential mortgage loans totaled $584.0 million, or 43.3% of total loans at December 31, 2010.  One- to four-family residential mortgage loans originated for investment during the year ended December 31, 2010 totaled $11.4 million, or 10.2% of all loans originated.  Our one- to four-family residential mortgage loans have fixed and adjustable rates.  Our variable-rate mortgage loans generally provide for maximum rate adjustments of 100 basis points per adjustment, with a lifetime maximum adjustment of either 300 or 600 basis points, regardless of the initial rate.  Our variable-rate mortgage loans typically amortize over terms of up to 30 years.  Portfolio one- to four-family loans at December 31, 2010 are variable rate loans but are not necessarily indexed.  They are adjustable semi-annually at our discretion with the limits noted above.  The Company does not and has never offered residential mortgage loans specifically designed for borrowers with sub-prime credit scores, including Alt-A and negative amortization loans.  Further, prior to 2007, we did not offer indexed, variable-rate loans other than home equity lines of credit and we have never offered “teaser rate” first mortgage products.

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

All residential mortgage loans that we originate include "due-on-sale" clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.  We also require homeowner's insurance and where circumstances warrant, flood insurance on properties securing real estate loans.  The average single family first mortgage loan balance was $195,000 and the highest outstanding balance was $4.0 million on December 31, 2010.  The average two- to four-family first mortgage loan balance was $136,000 on December 31, 2010 and the highest outstanding balance was $1.1 million.

Over Four-family Real Estate Loans.  Over four-family loans totaled $542.6 million, or 40.3% of total loans at December 31, 2010.  Over four-family loans originated during the year ended December 31, 2010 totaled $69.6 million or 62.2% of all loans originated for investment.  These loans are generally secured by properties located in our primary market area.  Our over four-family real estate underwriting policies generally provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided the loan complies with our current loans-to-one borrower limit.  Over four-family real estate loans are offered with interest rates that are fixed for periods of up to five years or are variable and either adjust based on a market index or at our discretion.  Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 30-year amortization period.  In reaching a decision on whether to make an over four-family real estate loan, we consider gross revenues and the net operating income of the property, the borrower's expertise and credit history, business cash flow, and the appraised value of the underlying property.  In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants.  We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times.  Generally, over four-family loans made to corporations, partnerships and other business entities require personal guarantees by the principals and by the owners of 20% or more of the borrower.

An over four-family borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide updated financial statements and federal tax returns annually.  These requirements also apply to all guarantors on these loans.  We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average outstanding over four-family mortgage loan balance was $629,000 on December 31, 2010 with the largest outstanding balance at $9.7 million.  At December 31, 2010, our largest exposure to one borrower or to a related group of borrowers was $20.7 million, and consisted of six separate loans on residential properties with over four units.  The largest loan in the group is a loan with a December 31, 2010 outstanding balance of $6.5 million secured by a 112 unit apartment building.

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

Home Equity Loans. We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied and non-owner occupied one- to four-family residences.  At December 31, 2010, outstanding home equity loans and equity lines of credit totaled $72.0 million, or 5.3% of total loans outstanding.  At December 31, 2010, the unadvanced portion of home equity lines of credit totaled $25.8 million.  Home equity loans and lines originated during the year ended December 31, 2010 totaled $5.5 million, or 4.9% of all loans originated for investment.  The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan.  Home equity loans are offered with adjustable rates of interest and with terms up to 10 years.  The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to 90% when combined with the first security lien, if applicable.  Our home equity lines of credit have ten-year terms and adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal.  Interest rates on home equity lines of credit are generally limited to a maximum rate of 18%.  The average outstanding home equity loan balance was $38,000 at December 31, 2010 with the largest outstanding balance at $750,000.

Residential Construction and Land Loans.  We originate construction loans to individuals and contractors for the construction and acquisition of single and multi-family residences.  At December 31, 2010, construction mortgage loans totaled $56.8 million, or 4.2%, of total loans.  Construction and land loans originated during the year ended December 31, 2010 totaled $8.4 million, or 7.5% of all loans originated for investment.  At December 31, 2010, the unadvanced portion of these construction loans totaled $2.8 million.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months although our policy is to consider construction periods as long as 12 months or more.  At the end of the construction phase, the construction loan converts to a longer term mortgage loan.  Construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance if the loan balance exceeds 80% of the lesser of the appraised value or sales price of the secured property.  The average outstanding construction loan balance totaled $871,000 on December 31, 2010 and ranged from $120,000 to $3.9 million. The average outstanding land loan balance was $358,000 on December 31, 2010 with the largest outstanding balance at $10.0 million.

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

Commercial Real Estate Loans. Commercial real estate loans totaled $51.7 million at December 31, 2010, or 3.8% of total loans, and are made up of loans secured by office and retail buildings, churches, restaurants, other retail properties and mixed use properties.  Commercial real estate loans originated during the year ended December 31, 2010 totaled $5.8 million, or 5.2% of all loans originated for investment.  These loans are generally secured by property located in our primary market area.  Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property.  Commercial real estate loans are offered with interest rates that are fixed up to five years or are variable and either adjust based on a market index or at our discretion.  Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 30-year amortization period.   In reaching a decision on whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower's expertise and credit history, business cash flow, and the appraised value of the underlying property.  In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants.  We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times.  Environmental surveys are required for commercial real estate loans when environmental risks are identified.  Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and by the owners of 20% or more of the borrower.

A commercial borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide annually updated financial statements and federal tax returns.  These requirements also apply to all guarantors on these loans.  We also require borrowers to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average commercial real estate loan in our portfolio at December 31, 2010 was $450,000 with the largest outstanding balance at $3.7 million.

Commercial Loans. Commercial loans totaled $40.4 million at December 31, 2010, or 3.0% of total loans, and are made up of loans secured by accounts receivable, inventory, equipment and real estate.  Commercial loans originated during the year ended December 31, 2010 totaled $11.2 million, or 10.0% of all loans originated.  These loans are generally made to borrowers that are located in our primary market area.  Working capital lines of credit are granted for the purpose of carrying inventory and accounts receivable or purchasing equipment.  These lines require that certain working capital ratios must be maintained and are monitored on a monthly or quarterly basis.  Working capital lines of credit are short-term loans of 12 months or less with variable interest rates.  At December 31, 2010, the unadvanced portion of working capital lines of credit totaled $10.6 million.  Outstanding balances fluctuate up to the maximum commitment amount based on fluctuations in the balance of the underlying collateral.  Personal property loans secured by equipment are considered commercial business loans and are generally made for terms of up to 84 months and for up to 80% of the value of the underlying collateral.  Interest rates on equipment loans may be either fixed or variable.  Commercial business loans are generally variable rate loans with initial fixed rate periods of up to five years.  These loans generally amortize over 15 to 25 years.  Small Business Administration participation is available to qualifying borrowers on all types of commercial business loans.

A commercial borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, usually quarterly, payment history reviews and periodic face-to-face meetings with the borrower.  The average outstanding commercial loan at December 31, 2010 was $179,000 with the largest outstanding balance at $2.6 million.

The following table shows loan origination, principal repayment activity, transfers to real estate owned, charge-offs and sales during the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)

Total loans at beginning of year	$1,516,800	1,636,277	1,495,970
Mortgage loans originated for investment:
Residential
One- to four-family	11,390	25,660	205,526
Over four-family	69,602	66,657	122,113
Home equity	5,528	8,491	20,672
Construction and land	8,355	7,914	51,367
Commercial	5,813	7,352	14,876
Total mortgage loans originated for investment	100,688	116,074	414,554

Consumer loans originated for investment	76	180	280
Commercial loans originated for investment	11,204	12,640	21,934
Total loans originated for investment	111,968	128,894	436,768
Other loans – net activity
Principal repayments	(169,093)	(202,998)	(228,099)
Transfers to real estate owned	(41,781)	(54,072)	(32,946)
Loan principal charge-off	(25,151)	(23,360)	(25,301)
Net activity in loans held for investment	(124,057)	(151,536)	150,422

Loans originated for sale	1,084,362	739,151	255,891
Loans sold	(1,031,492)	(707,092)	(266,006)
Net activity in loans held for sale	52,870	32,059	(10,115)

Total loans receivable and held for sale at end of period	$1,445,613	1,516,800	1,636,277
                                               _____________

Origination and Servicing of Loans.  All loans originated by us are underwritten pursuant to internally developed policies and procedures.  While we generally underwrite owner-occupied residential mortgage loans to Freddie Mac and Fannie Mae standards, due to several unique characteristics, our loans originated prior to 2008 do not conform to the secondary market standards.  The unique features of these loans include: interest payments in advance of the month in which they are earned, discretionary rate adjustments that are not tied to an independent index and pre-payment penalties.

Exclusive of our mortgage banking operations, we generally retain in our portfolio a significant majority of the loans that we originate.  At December 31, 2010, WaterStone Bank was servicing $6.3 million in loan participations originated by the Bank and subsequently sold to unrelated third parties.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

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

o	A loan up to $500,000 for a borrower with total outstanding loans from the Bank of less than $500,000 can be approved by select commercial loan officers.
o	Any secured mortgage loan ranging from $500,001 to $2,999,999 or any new loan to a borrower with outstanding loans from the Bank exceeding $1,000,000 must be approved by the Officer Loan Committee.
o
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

The table below sets forth the amounts and categories of our non-accrual loans and real estate owned at the dates indicated.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$56,759	45,988	42,182	32,587	12,044
Over four-family	20,587	16,683	35,787	38,218	8,384
Home equity	712	1,159	2,015	1,332	439
Construction and land	3,013	6,269	18,271	3,855	7,664
Commercial real estate	1,577	2,773	9,325	4,358	357
Commercial	1,530	2,441	150	-	-
Consumer	-	-	-	-	-
Total non-accrual loans	84,178	75,313	107,730	80,350	28,888

Real estate owned
One- to four-family	28,142	27,016	16,720	4,988	404
Over four-family	14,903	8,824	6,057	755	-
Construction and land	9,926	10,458	1,094	2,619	116
Commercial real estate	4,781	4,631	782	181	-
Total real estate owned	57,752	50,929	24,653	8,543	520

Total non-performing assets	$141,930	126,242	132,383	88,893	29,408

Total performing troubled debt restructurings	$33,592	42,730	2,409	2,228	-

Total non-accrual loans to total loans, net	6.44%	5.30%	6.91%	5.73%	2.10%
Total non-accrual loans and performing troubled
debt restructurings to total loans receivable	9.01%	8.31%	7.06%	5.89%	2.10%
Total non-accrual loans to total assets	4.65%	4.03%	5.71%	4.70%	1.75%
Total non-performing assets to total assets	7.85%	6.76%	7.02%	5.20%	1.78%
            ______________________________

Total non-accrual loans increased by $8.9 million to $84.2 million as of December 31, 2010 compared to $75.3 million as of December 31, 2009.  The ratio of non-accrual loans to total loans was 6.44% at December 31, 2010 compared to 5.30% at December 31, 2009.  The $8.9 million increase in non-accrual loans during the year ended December 31, 2010 reflects from $87.3 million in loans that were placed into non-accrual status during the period, partially offset by the following: $41.8 million in transfers to real estate owned (net of charge-offs), $24.4 million in charge-offs, $7.9 million in loans that returned to accrual status and $3.6 million in loans that were paid in full.

Of the $84.2 million in total non-accrual loans as of December 31, 2010, $68.6 million have been reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan’s original effective interest rate, or the fair value of the underlying collateral.  The fair value of the underlying collateral is estimated based upon updated appraisals.  Depending on the length of time since the last appraisal, the Company may apply an adjustment factor to align such value with current market conditions.  Based upon these specific reviews, a total of $18.6 million in charge-offs have been recorded with respect to these loans.  In addition, specific reserves totaling $7.4 million have been recorded as of December 31, 2010.  The remaining $15.6 million of non-accrual loans were reviewed on an aggregate basis, due to their size (less than $500,000), and $3.5 million in general valuation allowance was deemed necessary as of December 31, 2010.   The $3.5 million in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

During the year ended December 31, 2010, $6.7 million of interest income would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms.  Interest income of $2.6 million was recognized during 2010 on non-accrual loans using the cash basis of accounting.  The remaining $4.1 million in interest income on non-accrual loans was contractually due and payable during 2010 but was not reported as interest income.

Total real estate owned increased by $6.9 million to $57.8 million at December 31, 2010, compared to $50.9 million at December 31, 2009.  During the year ended December 31, 2010, $41.8 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write-downs totaling $2.1 million during the year ended December 31, 2010.  During the same period, proceeds from the sale of real estate owned totaled $33.5 million which resulted in a net gain of $1.4 million.  The net gain on sale of real estate owned properties represented 4.3% of the recorded value of the properties as of the date of sale.  We owned 284 properties as of December 31, 2010, compared to 226 properties at December 31, 2009.  Of the $57.8 million in real estate owned properties as of December 31, 2010, $47.8 million consist of one– to four-family, over four-family and commercial real estate properties.  Of these properties, $32.8 million, or 56.8%, represent properties that are generating rental revenue.  Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

During 2010 and 2009, as a result of continuing efforts to mitigate the risk of loan losses, the Company has increased activity with respect to loans modified in a troubled debt restructuring.  Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty in connection with the modification of the terms of the loan, such as changes in payment schedule or interest rate, in an effort to avoid foreclosure.   As of December 31, 2010, $36.5 million in loans had been modified in troubled debt restructurings, and $2.9 million of these loans are included in the non-accrual loan total.  The remaining $33.6 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continue to be included with accruing loans.  Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.  Typical restructured terms include six to twelve months of principal forbearance and a reduction in interest rate.  Of the $36.5 million in restructured loans as of December 31, 2010, $24.0 million were one- to four-family loans.  An additional $8.7 million were over four-family loans.  All loans that have been modified in a troubled debt restructuring are considered to be impaired.  As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve.  When a borrower is expected to perform in accordance with the restructured terms and ultimately return to and perform under market terms, a valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows.  When there is doubt as to the borrower’s ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral.  As a result of the impairment analysis, a $1.4 million valuation allowance has been established as of December 31, 2010 with respect to the $36.5 million in troubled debt restructurings.

There were no accruing loans past due 90 days or more during the years ended December 31, 2010, 2009 and 2008.

Allowance for Loan Losses

We establish valuation allowances on loans that are deemed to be impaired. A loan is considered impaired when, based on current information and events, it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the Year
	Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)

Balance at beginning of period	$28,494	25,167	12,839	7,195	5,250
Provision for loan losses	25,832	26,687	37,629	11,697	2,201
Charge-offs:
Mortgage loans
One- to four-family (1)	16,906	13,602	8,397	1,397	524
Over four-family	3,439	3,304	10,056	634	-
Home equity (1)	619	861	394	120	-
Construction and land	2,319	3,957	5,088	3,982	-
Commercial real estate	575	910	1,838	27	5
Consumer	13	9	4	3	7
Commercial	1,470	1,000	-	-	-
Total charge-offs	25,341	23,643	25,777	6,163	536
Recoveries:
Mortgage loans
One- to four-family	127	181	313	68	144
Over four-family	55	23	31	-	30
Home equity	3	1	1	1	-
Construction and land	2	77	125	-	-
Commercial real estate	1	-	-	40	100
Consumer	1	1	6	1	6
Commercial	1	-	-	-	-
Total recoveries	190	283	476	110	280

Net charge-offs	25,151	23,360	25,301	6,053	256
Allowance at end of year	$29,175	28,494	25,167	12,839	7,195

Ratios:
Allowance for loan losses to non-
performing loans at end of period	34.66%	37.83%	23.36%	15.98%	24.91%
Allowance for loan losses to net
loans outstanding at end of period	2.23%	2.01%	1.61%	0.92%	0.52%
Net charge-offs to average loans
outstanding (annualized)	1.75%	1.54%	1.67%	0.44%	0.02%
Current year provision for loan losses
to net charge-offs	102.71%	114.24%	148.73%	193.24%	859.77%
Net charge-offs to beginning of the
year allowance	88.27%	92.82%	197.06%	84.13%	4.88%
    _____________
 (1) Prior to the year ended December 31, 2007, one- to four-family loans include home equity loans and home equity lines of credit as a separate breakdown is not available for these years.

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

	At December 31,
	2010			2009			2008
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars in Thousands)
Real Estate:
Residential
One- to four-family	$16,150	43.34%	55.36%	$17,875	46.31%	62.73%	$14,218	48.70%	56.49%
Over four-family	6,877	40.26%	23.57%	5,208	36.47%	18.28%	6,844	31.59%	27.20%
Home equity	1,196	5.34%	4.10%	1,642	5.84%	5.76%	1,027	5.52%	4.08%
Construction and land	3,252	4.21%	11.14%	2,635	4.74%	9.25%	2,137	8.12%	8.49%
Commercial Real Estate	671	3.84%	2.30%	720	3.33%	2.53%	445	3.40%	1.77%
Commercial	1,001	3.00%	3.43%	371	3.27%	1.30%	457	2.65%	1.82%
Consumer	28	0.01%	0.10%	43	0.04%	0.15%	39	0.02%	0.15%
Total allowance for loan losses	$29,175	100.00%	100.00%	$28,494	100.00%	100.00%	$25,167	100.00%	100.00%

	At December 31,
	2007			2006
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars In Thousands)
Real Estate:
Residential(1)
One- to four-family	$5,433	45.64%	42.32%	$4,200	44.17%	58.37%
Over four-family	4,369	32.45%	34.03%	2,034	34.10%	28.27%
Home equity(1)	536	5.84%	4.17%	-	6.34%	-
Construction and land	2,087	10.61%	16.26%	167	11.67%	2.32%
Commercial Real Estate	280	3.53%	2.18%	764	3.53%	10.62%
Commercial	99	1.92%	0.77%	-	0.18%	-
Consumer	35	0.01%	0.27%	30	0.01%	0.42%
Total allowance for loan losses	$12,839	100.00%	100.00%	7,195	100.00%	100.00%

(1)  Prior to the year ended December 31, 2007, one- to four-family loans include home equity loans and home equity lines of credit, as a separate breakdown for the allowance for loan losses is not available for those years.

All impaired loans meeting the criteria established by management are evaluated individually, based primarily on the value of the collateral securing each loan and the ability of the borrowers to repay according to the terms of the loans.  Specific loss allowances are established as required by this analysis.  At least once each quarter, management evaluates the adequacy of the balance of the allowance for loan losses based on several factors some of which are not loan specific, but are reflective of the inherent losses in the loan portfolio.  This process includes, but is not limited to, a periodic review of loan collectibility in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral and economic conditions in our immediate market area.  All loans for which a specific loss review is not required are segregated by loan type and a loss allowance is established by using loss experience data and management's judgment concerning other matters it considers significant including trends in non-performing loan balances, impaired loan balances, classified asset balances and the current economic environment.  The allowance is allocated to each category of loans based on the results of the above analysis.

The above analysis process is both quantitative and subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available.  Although we believe that we have established the allowance at levels appropriate to absorb probable and estimable losses, additions may be necessary if future economic conditions differ substantially from the current environment.

At December 31, 2010, the allowance for loan losses was $29.2 million, compared to $28.5 million at December 31, 2009.  As of December 31, 2010, the allowance for loan losses to total loans receivable was 2.23% and was equal to 34.66% of non-performing loans, compared to 2.01% and 37.83%, respectively, at December 31, 2009. The $681,000 increase in the allowance for loan loss during the year ended December 31, 2010 is attributable to a $2.1 million increase in the general valuation allowance, partially offset by a $1.4 million decrease in specific loan loss reserves related to impaired loans.  The increase in the general valuation allowance resulted from an increase in non-performing loans and loans that, while still performing, have been identified as having higher risk characteristics.  The increase in the amount and number of loans identified as exhibiting elevated levels of risk with respect to loss outweighed the decline in overall delinquent loans.  Loans with elevated risk profiles include loans internally classified as special mention and watch.  These loans resulted in a $3.3 million increase to the general valuation allowance during the year.  This was partially offset by a $1.2 million reduction to the general valuation allowance due primarily to a $113.6 million decrease in the balance of loans outstanding.  The $1.4 million decrease in specific loan loss reserves was primarily the result of a decrease in number and amount of impaired loans with significant collateral shortfalls.  Weakness in the residential real estate market has continued for the past three years and the risk of loss on loans secured by residential real estate remains at an elevated level.

Net charge-offs totaled $25.2 million, or 1.75% of average loans for the year ended December 31, 2010, compared to $23.4 million, or 1.54% of average loans  for the year ended December 31, 2009.  Of the $25.2 million in net charge-offs during the year ended December 31, 2010, $16.8 million related to loans secured by one- to four-family residential loans.  The majority of charge-offs in this category relate to two borrower types, borrowers with single family residential jumbo loans and small real estate investors.  Lending relationships with borrowers that had residential jumbo loans accounted for $10.2 million of net charge-offs in one-to four-family loans for the year ended December 31, 2010.  An additional $5.4 million of charge-offs relate to lending relationships with small real estate investors, whose collateral consists of non-owner occupied two- to four-family properties.  Net charge-offs related to land and construction loans totaled $2.3 million during the year ended December 31, 2010.  Of this total, $2.2 million related to a single loan made to a borrower to finance the purchases of raw land for eventual residential condominium development.

The $25.8 million loan loss provision for the year ended December 31, 2010 reflects the Company’s conclusion as to the need for the ending allowance to be $29.2 million following the net charge-offs recorded during the period and a review of the Bank’s loan portfolio and general economic conditions.

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

Mortgage Banking Activity

In addition to the lending activities previously discussed, the Company also originates residential mortgage loans for the purpose of sale on the secondary market.  The Company originated $1.08 billion in mortgage loans held for sale during the year ended December 31, 2010 as compared to $739.2 million during the year ended December 31, 2009.  Proceeds from sales to third parties during the year ended December 31, 2010 totaled $1.07 billion as compared to $716.6 million during the year ended December 31, 2009.  These sales generated approximately $35.5 million and $10.0 million in mortgage banking income for the periods ended December 31, 2010 and 2009, respectively.

The increase in mortgage banking income was the combined result of increased volume, increased sales margins, expansion of the branch network and the addition of mandatory loan delivery terms.  The increase in the volume of originations and sales of mortgage loans resulted from an increase in demand for fixed-rate loans due in large part to historically low interest rates on these products.  In addition to the increase in demand, the increase in volume was also driven by an expansion of our mortgage banking operations from 21 to 30 branch locations outside of the Bank branch network.  During the year ended December 31, 2010, branches were added in Illinois, Maryland, North Carolina, Colorado, Florida and Minnesota.

In addition to the increase in mortgage banking income due to an increase in volume, the average margin earned on loans sold increased during the year ended December 31, 2010 as compared to 2009.  The increase in average sales margin was driven by the following factors: a change in product mix towards government guaranteed loans which yield a higher margin than conventional loans, a change in product mix towards real estate purchase loans which yield a higher margin than loans originated for the purpose of a refinancing and change in the geographic composition of origination activity towards higher yielding geographic markets.

Margins also increased during the current year due to an increase in the use of mandatory delivery to investors.  Prior to 2010, the Company originated loans held for sale on a “best efforts” delivery basis.  Under the "best efforts" delivery method, the buyer of the loan, or investor, assumed all interest rate risk.  Just prior to the end of 2009, the Company began to originate loans for sale on a “mandatory” delivery basis.  Under the "mandatory" delivery method, the investor committed to buy only those loans that were originated within a specified range of yield to the buyer.  Higher fees are paid by the investor to the originator for “mandatory” delivery as compared to “best efforts” delivery in exchange for the assumption of interest rate risk.

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

Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, our investment portfolio is comprised primarily of securities that are classified as available for sale.  At December 31, 2010 and 2009, we owned one structured note that has been classified as held to maturity.  During the year ended December 31, 2010, municipal securities with a total book value of $14.0 million were sold at a gain of $11,000.  During the same period, collateralized mortgage obligations with a total book value of $6.7 million were sold at a gain of $44,000.  Two available for sale municipal securities with a total book value of $503,000 were sold in 2009 at a gain of $12,000.  There were no sales with respect to the available for sale investment portfolio during the year ended December 31, 2008.  Impairment losses of $1.1 million and $2.0 million were recognized as an other than temporary impairment during 2009 and 2008, respectively.  There were no impairment losses recognized as other than temporary impairment during the year ended December 31, 2010.  A cumulative effect adjustment of $1.1 million was made in 2009 effective January 1, 2009 in connection with the early adoption of new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures, which partially reversed the impairment loss recognized during the year ended December 31, 2008.

Available for Sale Portfolio

Government Sponsored Enterprise Bonds.  At December 31, 2010, our Government sponsored enterprise bond portfolio totaled $57.7 million, all of which were issued by government sponsored enterprises such as Federal National Mortgage Associated (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal Home Loan Bank (FHLB) and were classified as available for sale.  The weighted average yield on these securities was 1.76% and the weighted average remaining average life was 3.1 years at December 31, 2010.  While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and prepayment protection.  The estimated fair value of our government sponsored enterprise bond portfolio at December 31, 2010 was $371,000 more than the amortized cost of $57.3 million.  A total of $44.8 million of government enterprise bonds are pledged as collateral for borrowings at December 31, 2010.

Mortgage-backed Securities and Collateralized Mortgage Obligations.  We purchase mortgage-backed securities and collateralized mortgage obligations guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae and collateralized mortgage obligations issued by investment banks.  We invest in mortgage-backed securities and collateralized mortgage obligations to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk.  We regularly monitor the credit quality of this portfolio.

Mortgage-backed securities and collateralized mortgage obligations are created by the pooling of mortgages and the issuance of a security with an interest rate which is less than the interest rate on the underlying mortgages.  These securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage related securities backed by one- to four-family mortgages.  The issuers of such securities pool and resell the participation interests in the form of securities to investors such as WaterStone Bank, and in the case of government agency sponsored issues, guarantee the payment of principal and interest to investors.  Mortgage-backed securities and collateralized mortgage obligations generally yield less than the loans that underlie such securities because of the cost of payment guarantees, if any, and credit enhancements.  These fixed-rate securities are usually more liquid than individual mortgage loans.

At December 31, 2010, mortgage-backed securities and collateralized mortgage obligations totaled $109.1 million.  Of this total, $79.9 million are backed by government sponsored enterprises and $3.7 million are backed by U.S. Government agencies.  The remaining $25.4 million were issued by investment banks.  At December 31, 2010, the estimated fair value of the securities issued by investment banks was $752,000 less than the amortized cost of $26.2 million.

The mortgage-backed securities and collateralized mortgage obligations portfolio had a weighted average yield of 4.54% and a weighted average remaining life of 2.9 years at December 31, 2010.  The estimated fair value of our mortgage-backed securities and collateralized mortgage obligations portfolio at December 31, 2010 was $2.0 million more than the amortized cost of $107.1 million.  Mortgage-backed securities and collateralized mortgage obligations valued at $55.2 million are pledged as collateral for borrowings at December 31, 2010. Investments in mortgage-backed securities and collateralized mortgage obligations involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our mortgage-backed securities and collateralized mortgage obligations have a fixed rate of interest.

All collateralized mortgage obligations issued by investment banks were rated AAA by Moody’s at the date of purchase.  As of December 31, 2010, all securities continue to be rated as investment grade, except that two collateralized mortgage obligations issued by investment banks with other than temporary impairment have been downgraded to CCC by S&P and to either Caa1 or Caa2 by Moody’s.  The estimated fair value of these securities was $20.3 million at December 31, 2010.

With respect to the first of the two aforementioned downgraded securities, during the year ended December 31, 2008, we recognized a $2.0 million loss on impairment.  As of December 31, 2008, this security had an amortized cost of $4.7 million, reflecting the impairment loss recognized in the income statement and a fair value of $4.2 million.  As of January 1, 2009, a cumulative effect adjustment was made to retained earnings for $1.1 million to reflect the difference between credit loss and the estimated fair value of the security when the other than temporary loss was identified.  During the year ended December 31, 2009, the Company recognized an additional other than temporary impairment loss totaling $135,000 with respect to this security.  Also, during the year ended December 31, 2009, the second of the two aforementioned downgraded collateralized mortgage obligations was found to have an other than temporary impairment totaling $997,000.  These two securities had a fair value of $20.3 million and an amortized cost of $21.2 million as of December 31, 2010.  At the same date, unrealized losses on these collateralized mortgage obligations include other-than-temporary impairment recognized in other comprehensive income (before taxes) of $881,000.  No other collateralized mortgage obligations have been found to have other than temporary impairment as of December 31, 2010.

Municipal Obligations.  These securities consist of obligations issued by states, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds.  Our Investment Policy requires that such non-Wisconsin state agency or municipal obligations be rated AA or better by a nationally recognized rating agency.  A security that is downgraded below investment grade will require additional analysis of creditworthiness and a determination will be made to hold or dispose of the investment.  At December 31, 2010, our state agency and municipal obligations portfolio totaled $31.1 million, all of which was classified as available for sale.  The weighted average yield on this portfolio was 4.79% at December 31, 2010, with a weighted average remaining life of 8.5 years.  The estimated value of our municipal obligations bond portfolio at December 31, 2010 was $684,000 less than the amortized cost of $31.8 million.  The estimated market value of the municipal obligations portfolio has been negatively impacted in the current economic environment by both the financial difficulties being encountered by the companies that insure the bonds and by the credit quality of the municipalities.  At December 31, 2010 one municipal school district bond in the State of California was rated Baa1 by Moody’s.  The estimated value of this security was $159,000 less than the amortized cost of $431,000 as of December 31, 2010.  Based upon an assessment performed as of December 31, 2010, we have determined that no securities in this category are other than temporarily impaired.

Other Debt Securities.  As of December 31, 2010, we held a trust preferred security with a fair value of $5.3 million and amortized cost of $5.0 million.  This security, which yields 10.0% is callable beginning in the second quarter of 2013 with final maturity in 2068.    Based upon an assessment performed as of December 31, 2010, the Company has determined that this security is not other than temporarily impaired.

Held to Maturity Portfolio.  As of December 31, 2010, we held one structured corporate note that has been designated as held to maturity since its purchase in 2007.  The corporate note has an amortized cost of $2.6 million and an estimated fair value of $2.5 million.  The final maturity of this security is 2022, however, it is callable quarterly.  The corporate note has a yield of 7.5%.  We have determined that the security is not other-than-temporarily impaired at December 31, 2010.

Investment Securities Portfolio.

  The following table sets forth the carrying values of our available for sale securities portfolio at the dates indicated.

	At December 31,
	2010		2009		2008
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In Thousands)

Securities available for sale:

Government sponsored enterprise bonds	$57,327	$57,698	$40,400	$40,589	$11,007	$11,342
Mortgage-backed securities	107,068	109,054	119,838	116,835	139,862	131,542
Municipal obligations	31,804	31,120	43,599	43,241	32,697	31,362
Corporate notes	-	-	-	-	992	941
Other debt securities	5,000	5,294	5,250	4,750	5,250	4,700
Total securities available for sale	$201,199	$203,166	$209,087	$205,415	$189,808	$179,887

Portfolio Maturities and Yields.  The composition and maturities of the securities portfolio at December 31, 2010 are summarized in the following table.  Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.  Municipal obligation yields have not been adjusted to a tax-equivalent basis.  Certain mortgage related securities have interest rates that are adjustable and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in Thousands)

Securities available for sale:
Government sponsored enterprise bonds	$3,025	4.91%	$54,673	1.59%	$-	-	$-	-	$57,698	1.76%
Mortgage-backed securities	8,359	5.33%	99,487	4.46%	-	-	1,208	5.54%	109,054	4.54%
Municipal obligations	-	-	12,916	3.58%	8,570	5.07%	9,634	5.96%	31,120	4.79%
Other debt securities	-	-	-	-	-	-	5,294	10.00%	5,294	10.00%
Total securities available for sale	$11,384	5.22%	$167,076	3.45%	$8,570	5.07%	$16,136	7.11%	$203,166	3.92%

Securities held to maturity:
Corporate notes	-	-	-	-	-	-	$2,648	7.50%	$2,648	7.50%

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

Deposits. A majority of our depositors are persons who work or reside in Milwaukee and Waukesha Counties and, to a lesser extent, other southeastern Wisconsin communities.  We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, and fixed-term certificates of deposit.  Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.  Certificates of deposit comprised 85.1% of total deposits at December 31, 2010, and had a weighted average cost of 1.74% on that date.  Our reliance on certificates of deposit has resulted in a higher cost of funds than would otherwise be the case if demand deposits, savings and money market accounts made up a larger part of our deposit base.  Development of our branch network and expansion of our commercial products and services are expected to result in decreased reliance on higher cost certificates of deposit in the long-term by aggressively seeking lower cost savings, checking and money market accounts.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis.  Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals.  Effective March 1, 2010, maximum deposit rates that the Bank may offer are limited by the FDIC.  To attract and retain deposits, we rely upon personalized customer service, long-standing relationships and competitive interest rates.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition.  The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on historical experience, management believes our deposits are relatively stable.  It is unclear whether future levels of deposits will reflect our historical experience particularly in view of new FDIC limits on the rates we may offer on deposits.  The ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.  At December 31, 2010 and December 31, 2009, $974.4 million and $1.01 billion, or 85.1% and 86.8%, respectively, of our deposit accounts were certificates of deposit, of which $347.5 million and $920.1 million, respectively, had maturities of one year or less.  The percentage of our deposit accounts that are certificates of deposit is greater than most of our competitors.

Deposits obtained from brokers totaled $14.4 million and $63.6 million at December 31, 2010 and 2009, respectively.  Brokered deposits have historically been utilized when their relative cost compares favorably to the cost of retail deposits generated directly by the Bank.  Brokered deposits have also been historically utilized in order to obtain significant additional deposit funding over a period of weeks rather than months.  A consent order issued by state and federal regulators effective December 18, 2009 prohibits the Bank from accepting new or renewing existing brokered deposits.

Total deposits decreased by $19.4 million, or 1.7%, from December 31, 2009 to December 31, 2010.  This net decrease was the result of a $37.1 million, or 3.7%, decrease in certificates of deposit, which was partially offset by an $11.4 million, or 12.4%, increase in money market and savings accounts and a $6.3 million, or 10.3%, increase in demand deposits.  The $37.1 million decrease in certificates of deposit consisted of a $49.1 million decrease in non-local brokered deposits, partially offset by a $12.1 million increase in local certificates.  Brokered deposits totaling $14.4 million will mature during the year ended December 31, 2011 and cannot be renewed as long as the Bank remains under the terms of the current consent order.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2010			2009			2008
			Weighted			Weighted			Weighted
			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in Thousands)

Deposit type:
Demand deposits	$30,030	2.62%	0.00%	$24,255	2.08%	0.00%	$20,664	1.73%	0.00%
NOW accounts	37,705	3.29%	0.08%	37,165	3.19%	0.08%	32,770	2.74%	0.13%
Regular savings	44,540	3.89%	0.22%	45,219	3.88%	0.48%	27,029	2.26%	0.47%
Money market and
savings deposits	58,863	5.14%	0.48%	46,809	4.02%	0.46%	73,901	6.18%	0.22%

Total transaction accounts	171,138	14.94%	0.24%	153,448	13.17%	0.18%	154,364	12.91%	0.21%

Certificates of deposit	974,391	85.06%	1.74%	1,011,442	86.83%	2.52%	1,041,533	87.09%	3.85%

Total deposits	$1,145,529	100.00%	1.51%	$1,164,890	100.00%	2.21%	$1,195,897	100.00%	3.38%

At December 31, 2010, the aggregate balance of certificates of deposit of $100,000 or more was approximately $271.7 million.  The following table sets forth the maturity of those certificates at December 31, 2010.

(In Thousands)
Due in:
Three months or less	$33,095
Over three months through six months	32,308
Over six months through 12 months	33,929
Over 12 months	172,362

Total	$271,694

Borrowings.  Our borrowings at December 31, 2010 consist of advances from the Federal Home Loan Bank of Chicago, repurchase agreements collateralized by investment securities and two bank lines of credit totaling $70.0 million that were used to finance loans held for sale.  The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Year Ended
	December 31,
	2010	2009	2008
Borrowings:	(Dollars in Thousands)

Balance outstanding at end of period	$456,959	$507,900	$487,000
Weighted average interest rate at the end of period	3.94%	3.85%	3.99%
Maximum amount of borrowings outstanding at any
month end during the period	506,902	512,000	519,296
Average balance outstanding during the period	481,808	511,384	494,655
Weighted average interest rate during the period	4.03%	3.90%	4.11%

Legal Proceedings

The Company and its subsidiaries are not involved in any legal proceedings where the outcome, if adverse to us, would have a material and adverse affect on our financial condition or results of operations.

Subsidiary Activities

Waterstone Financial currently has one wholly-owned subsidiary, WaterStone Bank, which in turn has three wholly-owned subsidiaries.  Wauwatosa Investments, Inc., which holds and manages our investment portfolio, is located and incorporated in the state of Nevada.  Waterstone Mortgage Corporation is a mortgage banking business incorporated in Wisconsin. Main Street Real Estate Holdings, LLC, is an inactive Wisconsin limited liability corporation and previously owned Bank office facilities and held Bank office facility leases.

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

Waterstone Mortgage Corporation.  Acquired in February 2006, Waterstone Mortgage Corporation is a mortgage banking business with twelve offices in Wisconsin, five offices in Minnesota, four offices in each of Florida and Illinois, three in Idaho, two in Florida and one office in each of Arizona, Colorado, Maryland and Tennessee.  Waterstone Mortgage Corporation was the largest mortgage broker in the Milwaukee area based on 2010 dollar volume of retail first and second mortgages originated.  It has its own board of directors currently comprised of its President, its CFO, the WaterStone Bank CEO, CFO, Senior Vice President and General Counsel and the Vice President Residential Lending.

Main Street Real Estate Holdings, LLC.  Established in 2002, Main Street Real Estate Holdings, LLC was established to acquire and hold Bank office and retail facilities both owned and leased.  Main Street Real Estate Holdings, LLC is currently inactive.

Personnel

As of December 31, 2010, we had 595 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

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

      Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of WaterStone Bank’s capital plus an additional 10% for loans fully secured by readily marketable collateral.  In addition, and notwithstanding the 15% of capital and additional 10% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of WaterStone Bank’s capital, subject to certain conditions. At December 31, 2010, WaterStone Bank did not have any loans which exceeded the “loans-to-one borrower” limitations.

      Finally, under Wisconsin law, WaterStone Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A Wisconsin savings bank that fails to meet this qualified thrift lender test becomes subject to certain operating restrictions otherwise applicable only to commercial banks. At December 31, 2009, WaterStone Bank maintained 98.7% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.

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

    Deposits

      Wisconsin Law and Regulation.  Under Wisconsin law, WaterStone Bank is permitted to establish deposit accounts and accept deposits.  WaterStone Bank’s board of directors, or its designee, determines the rate and amount of interest to be paid on or credited to deposit accounts subject to FDIC limitations.

    Deposit Insurance

      Wisconsin Law and Regulation.  Under Wisconsin law, WaterStone Bank is required to obtain and maintain insurance on its deposits from a deposit insurance corporation.  The deposits of WaterStone Bank are insured up to the applicable limits by the FDIC.

      Federal Law and Regulation.  WaterStone Bank is a member of the DIF, which is administered by the FDIC.  The Bank’s deposit accounts are insured by the FDIC, generally up to a maximum of $250,000.  In addition, noninterest-bearing transaction accounts are fully insured regardless of the dollar amount until December 31, 2012.

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

On February 7, 2011, the FDIC approved a final rule that changes the FDIC insurance premium assessment base from domestic deposits to average assets minus average tangible equity.  The rule lowers overall assessment rates in order to generate the same approximate amount of revenue under the new larger base as was raised under the old base.  The assessment rates in total would be between 2.5 and 9 basis points on the broader base for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category.  These changes will go into effect beginning with the second quarter of 2011 and will be payable at the end of September 2011.

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

In addition to the FDIC assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2010, the annualized FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits maintained at an institution.

    Capitalization

      Wisconsin Law and Regulation.  Wisconsin savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank.   If a Wisconsin savings bank's capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends. At December 31, 2010 and 2009, WaterStone Bank’s capital to assets ratio, as calculated under Wisconsin law, was 9.12% and 8.86%, respectively.

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

      The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy.  The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is, or is likely to become, inadequate in light of the particular circumstances.  As such, in connection with a consent order effective December 18, 2009, federal and state regulators require that WaterStone Bank maintain a minimum Tier I capital ratio of 8.50% and a minimum total risk-based capital ratio of 12.00%.  WaterStone Bank was in compliance with the higher regulatory minimums at December 31, 2010 with a Tier I capital ratio of 8.83% and a total risk-based capital ratio of 14.13%.

      Unlike bank holding companies, savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  That will eliminate the inclusion of certain instruments from tier 1 capital, such as trust preferred securities, that are currently includable for bank holding companies.  Instruments issued by mutual holding companies by May 9, 2010, are grandfathered.  There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

      The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must promulgate regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

    Prompt Corrective Regulatory Action

      The Federal Deposit Insurance Corporation Improvement Act requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  Under the regulations, a bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leveraged capital ratio of 4.0% or more (3.0% under certain circumstance) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.  Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

      At December 31, 2010, WaterStone Bank was considered well-capitalized with a Tier 1 leverage ratio of 8.83%, a Tier 1 risk-based ratio of 12.87% and a total risk based capital ratio of 14.13%.

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

      The Dodd-Frank Act addressed the issue of dividend waivers in the context of the transfer of the supervision of savings and loan holding companies from the Office of Thrift Supervision to the Federal Reserve Board.  The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver.  The Dodd-Frank Act indicates that the Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company.  The Federal Reserve Board has not previously permitted dividend waivers by mutual bank holding companies and may object to dividend waivers involving mutual savings and loan holding companies, notwithstanding the referenced language in the Dodd-Frank Act.  Lamplight Financial, MHC was formed, engaged in a minority stock offering (through Waterstone Financial.) and waived dividends prior to December 1, 2009.

    Liquidity and Reserves

      Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments.  The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the saving bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”).  At December 31, 2010, WaterStone Bank’s Required Liquidity Ratio was 8.0%, and WaterStone Bank was in compliance with this requirement.  In addition, 50% of the liquid assets maintained by Wisconsin savings banks must consist of “primary liquid assets,” which are defined to include securities issued by the United States government and United States government agencies.  At December 31, 2010, WaterStone Bank was in compliance with this requirement.

      Federal Law and Regulation.   Under federal law and regulations, WaterStone Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices.  Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions, including WaterStone Bank, which maintain transaction accounts or non-personal time deposits.  Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 2010, a depository institution was required to maintain average daily reserves equal to 3% on the first $58.8 million of transaction accounts and an initial reserve of $1.4 million, plus 10% of that portion of total transaction accounts in excess of $58.8 million. The first $10.7 million of otherwise reservable balances (subject to adjustment by the FRB) are exempt from the reserve requirements.  These percentages and threshold limits are subject to adjustment by the FRB.  Savings institutions have authority to borrow from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve.  As of December 31, 2010, WaterStone Bank met its Regulation D reserve requirements.

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

      Consistent with these requirements, the Bank offered employees special terms for home mortgage loans on their principal residences.  Effective April 1, 2006, this program was discontinued for new loan originations.  Under the terms of the discontinued program, the employee interest rate is based on the Bank’s cost of funds on December 31 of the immediately preceding year and is adjusted annually.  At December 31, 2010, the rate of interest on an employee rate mortgage loan was 2.71%, compared to the weighted average rate of 5.94% on all single family mortgage loans.  This rate decreased to 2.16% effective March 1, 2011.  Employee rate mortgage loans totaled $4.4 million, or 0.4%, of our residential mortgage loan portfolio on December 31, 2010.

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

    Examinations and Assessments

      WaterStone Bank is required to file periodic reports with and is subject to periodic examinations by the WDFI and FDIC.   Federal regulations require annual on-site examinations for all depository institutions except those well-capitalized institutions with assets of less than $100 million; annual audits by independent public accountants for all insured institutions with assets in excess of $1 billion; the formation of independent audit committees of the boards of directors of insured depository institutions for institutions with assets of $500 million or more; and management of depository institutions to prepare certain financial reports annually and to establish internal compliance procedures.  WaterStone Bank is required to pay examination fees and annual assessments to fund its supervision.  WaterStone Bank paid an aggregate of $101,000 in assessments for the calendar year ended December 31, 2010.

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

      WaterStone Bank, as a member of the FHLBC-Chicago, is required to acquire and hold shares of capital stock in the FHLBC-Chicago in an amount equal to the greater of (i) 1% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 0.3% of total assets. WaterStone Bank is in compliance with this requirement with an investment in FHLBC-Chicago stock of $21.7 million at December 31, 2010.  Potential risks identified with respect to the Company’s investment in FHLBC-Chicago stock is addressed in Item 1A. Risk Factors.

      Among other benefits, the FHLBCs provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBC System. It makes advances to members in accordance with policies and procedures established by the FHFB and the board of directors of the FHLBC-Chicago. At December 31, 2010, WaterStone Bank had $350.0 million in advances from the FHLBC-Chicago.

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

    Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of insured depository institution.  Under the Dodd-Frank Act, the Office of Thrift Supervision will be eliminated.  Responsibility for the supervision and regulation of federal savings banks will be transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks.  The transfer of regulatory functions will take place over a transition period of up to one year from the Dodd-Frank Act enactment date of July 21, 2010, subject to a possible six-month extension.  At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as Lamplighter Financial and Waterstone Financial, will be transferred to the Federal Reserve Board, which currently supervises bank holding companies.

Additionally, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulator rather than the Consumer Financial Protection Bureau.

In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires originators of securitized loans to retain a percentage of the risk for the transferred loans, regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations.  Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations.  Their impact on operations can not yet be fully assessed.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for Waterstone Bank, Lamplighter Financial and Waterstone Financial.

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

Bad Debt Reserves.  Prior to the Small Business Protection Act of 1996 (the "1996 Act"), WaterStone Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at our taxable income.  As a result of the 1996 Act, WaterStone Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return.  Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve).  At December 31, 2010, WaterStone Bank had no reserves subject to recapture in excess of its base year.

Taxable Distributions and Recapture.  Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if WaterStone Bank failed to meet certain thrift asset and definitional tests.  Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2010, our total federal pre-1988 base year reserve was approximately $16.7 million.  However, under current law, pre-1988 base year reserves remain subject to recapture if WaterStone Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax.  The Internal Revenue Code of 1986, as amended (the "Code"), imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences which we refer to as "alternative minimum taxable income."  The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax.  Net operating losses can offset no more than 90% of alternative minimum taxable income.  AMT payments may be used as credits against regular tax liabilities in future years.  Due to a federal net operating loss carry back generated in 2008, Waterstone Financial became subject to AMT for 2006 and 2007.  At December 31, 2010, the Company had no such amounts available as credits for carryover.

Net Operating Loss Carryovers.  A company may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  A 2009 federal tax law change allows for a one-time carry back of either 2008 or 2009 taxable losses for up to five years.  At December 31, 2010, Waterstone Financial had net operating loss carry forwards of $1.8 million for federal income tax purposes.

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

As a savings bank holding company, the Company is regulated by the Office of Thrift Supervision, and the Bank is regulated separately by various federal and state banking regulators.  This regulation is primarily intended to protect the Bank’s depositors rather than the Company’s shareholders.  In addition, the Company’s common stock is registered under the Securities Exchange Act and it is subject to regulation by the Securities and Exchange Commission and to public reporting requirements.  As a result of the Dodd-Frank Act, the Company will be regulated by the Federal Reserve upon the sunset of the Office of Thrift Supervision.

Under applicable laws, the Office of Thrift Supervision, the FDIC, as the Bank’s primary federal regulator and deposit insurer, and the Wisconsin Department of Financial Institutions as the Bank’s chartering authority, have the ability to impose sanctions, restrictions and requirements on the Company and on the Bank if they determine, the Bank or the Company has violated laws or regulations or are not operating in a safe and sound manner.  Banking regulators can take actions at any time that may have an adverse impact on the Company and on the Bank.  On November 25, 2009, Bank agreed to a Consent Order issued by the WDFI and FDIC and the Company agreed to a Cease and Desist Order issued by the OTS, requiring among other things, the bank to maintain a minimum Tier I capital ratio of 8.5%, a minimum total risk based capital of 12.0%, and prohibiting dividend payments without written regulatory approval.  As a result of the Consent Order the bank is subject to restrictions regarding the maximum interest rates that it may offer on deposits.  As of December 31, 2010, the Company and the Bank were in compliance with all requirements of the regulatory orders issued.  Noncompliance can result in more severe restrictions and civil money penalties.  Complete copies of the regulatory orders were attached as exhibits to a Form 8-K filed with the SEC on November 27, 2009.

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

Changing Interest Rates May Have a Negative Impact on Our Results of Operations.

Our earnings and cash flows are largely dependent on our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  If the interest rates paid on deposits and borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore our results of operations would be adversely affected.  Similarly, mortgage banking income varies directly with movements in interest rates.  Earnings would also be adversely affected if the interest rate received on our loans and other investments fall more quickly than the interest rates paid on our deposits and borrowings.  Although we believe that we have implemented effective asset and liability management strategies to reduce the adverse effects of changes in market interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have an adverse effect on our financial condition and results of operations.

During 2010 We Continued to Experience High Levels of Delinquencies, Non-performing Loans and Charge-offs.

During 2010, we continued to experience high levels of non-performing loans and loan delinquencies.  Our non-performing loans totaled $84.2 million, or 6.44% of total loans at December 31, 2010, compared to $75.3 million, or 5.30% of total loans at December 31, 2009.  Our loans past due totaled $90.7 million, or 6.9% of total loans receivable at December 31, 2010, compared to $113.4 million, or 8.0% of total loans at December 31, 2009.  The continued high level of non-performing and delinquent loans has resulted in high levels of loan charge-offs.  During 2010, net charge-offs totaled $25.2 million.  To the extent that our loan portfolio continues to deteriorate, our financial condition and results of operations will be materially and adversely affected.  Continued deterioration could also lead to additional actions by regulators that could have a direct material impact on our financial condition and results of operation.

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

Deterioration of our Investment Portfolio Could Have a Negative Impact on Our Results of Operations.

The current sustained economic downturn has resulted in other than temporary impairment of securities in our overall investment portfolio, including a decline in value of mortgage related securities which are dependent upon the performance of the underlying mortgages that provide the principal and interest cash flow for the securities.  Similarly, growing state and municipality budget deficits resulting from declining tax revenues will result in related declines in the value of debt securities they have issued in prior years.  Continued weakness or deterioration in general economic market conditions could result in future impairment losses on these securities or other investment securities.

If Our Investment in the Federal Home Loan Bank of Chicago is Classified as Other Than Temporarily Impaired, Our Earnings and Stockholders’ Equity Could Decrease.

      We own common stock of the Federal Home Loan Bank of Chicago (FHLBC) in order to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBC’s advance program.  The fair value of our FHLBC common stock as of December 31, 2010 was $21.7 million based on its cost.  There is no trading market for our FHLBC common stock.

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

Our Non-Interest Expense Will Continue to be Negatively Impacted by Increases in FDIC Insurance Premiums

The FDIC assesses premiums for deposit insurance on insured banks and savings banks.  This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits.  Federal law requires that the FDIC establish a reserve ratio for the deposit insurance fund at 1.15% to 2.00% of estimated insured deposits.  If this reserve ratio drops below 1.15% or the FDIC expects that it will do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

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

These actions significantly increased our non-interest expense in 2010 and 2009, and will continue to increase non-interest expense in future years as long as the FDIC designated reserve ratio remains low.

Item 1B.   Unresolved Staff Comments

None

 Item 2.   Properties

We conduct substantially all of our business through eight banking offices and automated teller machines ("ATM").  We believe that our facilities are adequate for our operations.

	Owned Or	Year	December 31, 2010
Location	Leased	Acquired	Net Book Value
			(In Thousands)
Branches:
7500 West State Street
Wauwatosa, Wisconsin	Own	1971	$816

6560 South 27th Street
Oak Creek, Wisconsin	Own	1986	$935

21505 East Moreland Blvd (1)
Waukesha, Wisconsin	Own	2005	$4,747

1233 Corporate Center Drive
Oconomowoc, Wisconsin	Own	2003	$2,477

1230 George Towne Drive
Pewaukee, Wisconsin	Own	2004	$3,513

6555 S 108th St
Franklin, Wisconsin	Own	2006	$2,428

W188N9820 Appleton Ave
Germantown, Wisconsin	Own	2006	$2,406

10101 W Greenfield Ave
West Allis, Wisconsin	Own	2006	$4,068

7136 W State Street (1)
Wauwatosa, Wiscsonsin	Own	2000	$482

Corporate Center:
11200 West Plank Court
Wauwatosa, Wisconsin	Own	2004	$4,521

Waterstone Mortgage Corporation
1133 Quail Court
Pewaukee, WI 53072	Lease	2006	$226

(1)	Drive-up banking facility only.

Item 3.   Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At December 31, 2010, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.  Other than the consent order we have entered into with the WDFI and FDIC and the cease and desist order entered into with the OTS, both of which are discussed under Item 1. Business and Item 1A. Risk Factors, we have no pending proceedings before any agency.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable

Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

The common stock of Waterstone Financial, Inc. is traded on The NASDAQ Global Select Market® under the symbol WSBF.

As of February 28, 2011, there were 31,250,097 shares of common stock outstanding and 3,698 shareholders of record of the common stock.  Waterstone Financial, Inc became a publicly-held corporation on October 4, 2005.

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

Market Information

The high and low quarterly trading prices during fiscal 2010 and 2009 were as follows:

2010	High	Low
1st Quarter	3.98	1.93
2nd Quarter	4.24	3.34
3rd Quarter	4.45	3.29
4th Quarter	4.05	3.34

2009	High	Low
1st Quarter	3.73	1.84
2nd Quarter	4.98	1.90
3rd Quarter	5.59	2.95
4th Quarter	5.16	1.77

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

Stock/Index	10/4/2005	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010

Waterstone Financial, Inc (WSBF)	100.00	114.40	178.20	128.20	33.50	20.50	32.50
NASDAQ Stock Market (^IXIC)	100.00	103.08	112.90	123.98	73.72	106.07	124.00
ABA NASDAQ Commumity Bank Index (^ABAQ)	100.00	102.75	116.49	89.87	74.55	60.24	67.14

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

	At or for the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In Thousands, except per share amounts)

Selected Financial Condition Data:
Total assets	$1,808,966	$1,868,266	$1,885,432	$1,710,202	$1,648,470
Securities available for sale	203,166	205,415	179,887	172,137	117,330
Federal Home Loan Bank stock	21,653	21,653	21,653	19,289	17,213
Loans receivable, net	1,277,262	1,391,516	1,534,591	1,389,209	1,365,712
Cash and cash equivalents	75,331	71,120	23,849	17,884	73,807
Deposits	1,145,529	1,164,890	1,195,897	994,535	1,036,218
Borrowings	456,959	507,900	487,000	475,484	334,003
Total shareholders' equity	172,220	168,592	171,267	201,819	241,272
Allowance for loan losses	29,175	28,494	25,167	12,839	7,195

Selected Operating Data:
Interest income	$89,933	$98,488	$104,078	$96,975	$92,228
Interest expense	40,269	54,577	63,027	62,134	53,779
Net interest income	49,664	43,911	41,051	34,841	38,449
Provision for loan losses	25,832	26,687	37,629	11,697	2,201
Net interest income after
provision for loan losses	23,832	17,224	3,422	23,144	36,248
Noninterest income	38,993	12,208	6,291	6,842	5,156
Noninterest expense	64,627	40,876	33,860	28,682	28,652
Income (loss) before income taxes	(1,802)	(11,444)	(24,147)	1,304	12,752
Provision for income taxes (benefit)	52	(1,306)	2,299	(254)	4,699

Net income (loss)	$(1,854)	$(10,138)	$(26,446)	$1,558	$8,053

Income (loss) per share – basic	$(0.06)	$(0.33)	$(0.87)	$0.05	$0.24
Income (loss) per share – diluted	$(0.06)	$(0.33)	$(0.87)	$0.05	$0.24

	At or for the Year Ended December 31,
	2010	2009	2008	2007	2006
Selected Financial Ratios and Other Data:

Performance Ratios:
Return (loss) on average assets	(0.10%)	(0.53%)	(1.44%)	0.09%	0.50%
Return (loss) on average equity	(1.09)	(6.12)	(13.76)	0.72	3.41
Interest rate spread (1)	2.67	2.21	1.99	1.74	2.00
Net interest margin (2)	2.83	2.41	2.32	2.19	2.52
Noninterest expense to average assets	3.49	2.14	1.85	1.73	1.80
Efficiency ratio (3)	72.90	72.84	71.52	68.85	66.19
Average interest-earning assets to average interest-bearing liabilities	107.11	106.68	107.85	111.68	114.59

Capital Ratios:
Equity to total assets at end of period	9.52%	9.02%	9.08%	11.80%	14.64%
Average equity to average assets	9.18	8.67	10.44	13.07	14.79
Total capital to risk-weighted assets	14.13	13.83	12.84	13.43	21.36
Tier I capital to risk-weighted assets	12.87	12.57	11.58	12.52	20.75
Tier I capital to average assets	8.83	8.77	8.93	10.08	14.47

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	2.23%	2.01%	1.61%	0.92%	0.52%
Allowance for loan losses as a percent of non-performing loans	34.66	37.83	23.36	15.98	24.91
Net charge-offs to average outstanding loans during the period	1.75	1.54	1.67	0.44	0.02
Non-performing loans as a percent of total loans	6.44	5.30	6.91	5.73	2.10
Non-performing assets as a percent of total assets	7.85	6.76	7.02	5.20	1.78

Other Data:
Number of full service Bank offices	8	8	8	8	7
Number of limited service Bank offices	1	1	1	1	1

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

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our results of operations depend substantially on our net interest income and mortgage banking income.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of residential loans, construction loans and debt and mortgage related securities and the interest we pay on our interest-bearing liabilities, consisting primarily of time deposits and borrowings from the FHLBC.  WaterStone Bank is primarily a mortgage lender with mortgage loans comprising 97.0% of total loans receivable at December 31, 2010.  Further, 88.9% of total loans receivable at December 31, 2010 were residential mortgage loans of which 43.3% were one– to four-family residential mortgage loans and 40.3% were over four-family residential mortgage loans.  WaterStone Bank funds loan production primarily with retail deposits.  Total deposits were 63.3% of total assets on December 31, 2010.  In addition, 85.1% of total deposits were time deposits, also known as certificates of deposit.  Deposits obtained from brokers totaled $14.4 million at December 31, 2010.  WaterStone Bank uses borrowings from the FHLBC and from other banks as a secondary source of funding.  FHLBC advances outstanding at December 31, 2010 totaled $350.0 million or 19.3% of total assets.  Two bank lines of credit were used as a secondary funding source for loans held for sale.  Outstanding draws on these two lines totaled $23.0 million as of December 31, 2010.

Our results of operations also are significantly affected by our provision for loan losses, non-interest income and non-interest expense.  During the past three years, the significant provision for loan losses has had the greatest impact on our results of operations.  Non-interest income currently consists of mortgage banking income, service fees, income from the increase on the cash surrender value of life insurance and miscellaneous other income, partially offset by impairment losses on securities.  Non-interest expense currently consists of compensation and employee benefits, occupancy, FDIC insurance premiums, real estate owned expense, data processing, advertising, professional fees and other operating expenses.  Our results of operations are also affected by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

Actual results could differ from this estimate, and future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions.  More specifically, if our future charge-off experience increases substantially from our past experience; or if the value of underlying loan collateral, in our case real estate, declines in value by a substantial amount; or if unemployment in our primary market area increases significantly; our allowance for loan losses may be inadequate and we will incur higher provisions for loan losses and lower net income in the future.

 In addition, state and federal regulators periodically review the WaterStone Bank allowance for loan losses. Such regulators have the authority to require WaterStone Bank to recognize additions to the allowance at the time of their examination.

      Income Taxes. The Company and its subsidiaries file consolidated federal and combined state income tax returns. The provision for income taxes is based upon income in the consolidated financial statements, rather than amounts reported on the income tax return.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as for net operating loss carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

During 2008, the Company recorded net income tax expense of $2.3 million which included $13.2 million of additional income tax expense to establish a valuation allowance against the Company’s net deferred tax asset.  Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Examples of positive evidence may include the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods.  Examples of negative evidence may include cumulative losses in a current year and prior two years and general business and economic trends.  At both December 31, 2010 and 2009, the Company determined a valuation allowance continued to be necessary, largely based on the negative evidence represented by a cumulative loss in the most recent three-year period caused by the significant loan loss provisions recorded during those three years.  In addition, general uncertainty regarding the economy and the housing market has increased the potential volatility and uncertainty of projected earnings.  Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly.

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

Management believes the Company’s tax policies and practices are critical because the determination of the tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets.  We have no plans to change the tax recognition methodology in the future without hard evidence of sustainable earnings trends which are reliant on net interest income, mortgage banking income and significantly reduced credit losses.  If the estimated valuation allowance against our deferred asset is adjusted it will affect our future net income.  At December 31, 2010 and 2009, there was a valuation allowance of $16.9 million.  The net recorded deferred tax asset, after valuation allowance was $1.1 million at December 31, 2010 and $3.2 million at December 31, 2009.  The remaining net deferred tax assets at December 31, 2010 and 2009 were primarily supported by available tax planning strategies.

Fair Value Measurements.  The Company determines the fair value of its assets and liabilities in accordance with ASC 820. ASC 820 establishes a standard framework for measuring and disclosing fair value under GAAP. A number of valuation techniques are used to determine the fair value of assets and liabilities in the Company’s financial statements. The valuation techniques include quoted market prices for investment securities, appraisals of real estate from independent licensed appraisers and other valuation techniques. Fair value measurements for assets and liabilities where limited or no observable market data exists are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the valuation results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. Significant changes in the aggregate fair value of assets and liabilities required to be measured at fair value or for impairment are recognized in the income statement under the framework established by GAAP. See the Notes to the Company’s consolidated financial statements for more information on fair value measurements.

Comparison of Financial Condition at December 31, 2010 and at December 31, 2009

Total Assets. Total assets decreased by $59.3 million, or 3.2%, to $1.81 billion at December 31, 2010 from $1.87 billion at December 31, 2009. The decrease in total assets resulted primarily from a $113.6 million decrease in loans receivable, partially offset by increases in loans held for sale of $51.1 million and real estate owned of $6.8 million.

Cash and Cash Equivalents. Cash and cash equivalents increased by $4.2 million, or 5.9%, to $75.3 million at December 31, 2010 from $71.1 million at December 31, 2009.  The increase in cash and cash equivalents reflects the Company’s decision to maintain higher levels of liquidity in the current weak economic and relatively low interest rate environment.

Securities Available for Sale.  Securities available for sale decreased by $2.2 million, or 1.1%, to $203.2 million at December 31, 2010 from $205.4 million at December 31, 2009.  The decrease in the available for sale portfolio resulted from a $7.8 million decrease in mortgage-backed securities and collateralized mortgage obligations plus a $12.1 million decrease in municipal securities partially offset by a $17.1 million increase in government agency securities.

Mortgage-backed securities and collateralized mortgage obligations decreased by $7.8 million to $109.1 million at December 31, 2010 from $116.8 million at December 31, 2009.  The decrease in these securities was partially offset by a $5.5 million increase in debt securities to $94.1 million at December 31, 2010 from $88.6 million as of December 31, 2009.  The shift in the composition of the securities portfolio towards less volatile, shorter-term debt securities reflects a decision to increase portfolio liquidity.

As of December 31, 2010, the Company holds two available for sale securities with a total fair value of $20.3 million  and an amortized cost of $21.2 that were determined to be other than temporarily impaired.  The $881,000 unrealized loss (before taxes) is included in other comprehensive income.  During the year ended December 31, 2009, $1.1 million was identified as an other than temporary credit loss and was recognized as expense with respect to these two securities.

Securities Held to Maturity.  Securities held to maturity remained unchanged at $2.6 million at both December 31, 2010 and 2009.  As of December 31, 2010 and 2009, the Company held one security with an amortized cost of $2.6 million that has been designated as held to maturity.  The estimated fair value of this security was $2.5 million and $1.9 million as of December 31, 2010 and 2009, respectively.  The final maturity of this security is 2022, however, it is callable quarterly.  This higher yielding structured corporate note accrues interest based on the range of a constant maturity treasury yield spread and therefore has a higher potential for market value volatility.  As the Company has the intent and ability to hold this security until it matures, it has been classified as held to maturity rather than as available for sale.

Loans Held for Sale. Loans held for sale increased by $51.1 million, or 113.4%, to $96.1 million at December 31, 2010, from $45.1 million at December 31, 2009.  During the current year, Waterstone Mortgage Corporation entered into interim financing agreements with two external banks that provides for a total of $70.0 million in lines of credit.  Access to these lines of credit, along with additional internal financing allowed Waterstone Mortgage Corporation to capitalize on the low interest environment and significantly increase its loan origination activity.  At December 31, 2010, substantially all loans held for sale are less than forty-five days from origination and all loans held for sale are in process of being sold to third party investors.

Loans Receivable.  Loans receivable held for investment decreased $113.6 million, or 8.0%, to $1.31 billion at December 31, 2010 from $1.42 billion at December 31, 2009.  The 2010 decrease in total loans receivable was primarily attributable to a $97.6 million decrease in one- to four-family loans.  The decrease reflects a decline in loan demand for variable-rate real estate mortgage loans as recent borrowers have preferred long-term fixed-rate products that the Company does not generally retain in its portfolio.  Decreases in loan balances in this and other categories also reflect an overall decrease in demand due to current economic conditions combined with the Company’s more stringent loan underwriting requirements.  As a result of the low rate environment with respect to long-term fixed real estate mortgage products, the Company has experienced a shift in the composition of our loan originations during the year ended December 31, 2010 from one- to four-family residential variable-rate loans to residential real estate loans collateralized by over four-family properties, as this category of borrower displayed relatively stable levels of demand for our existing products.  Loans receivable were further decreased during the year ended December 31, 2010 by $41.8 million in loans transferred to real estate owned.

Allowance for Loan Losses.  The Allowance for loan losses increased $681,000, or 2.4%, to $29.2 million at December 31, 2010 from $28.5 million at December 31, 2009.  The $681,000 increase in the allowance for loan losses during the year ended December 31, 2010 is attributable to a $2.1 million increase in the general valuation allowance, partially offset by a $1.4 million decrease in specific loan loss reserves related to impaired loans.  The increase in the general valuation allowance resulted from an increase in non-performing loans and loans that, while still performing, have been identified as having higher risk characteristics.  The increase in the amount and number of loans identified as exhibiting elevated levels of risk with respect to loss outweighed the decline in overall delinquent loans.  Loans with elevated risk profiles include loans internally classified as special mention and watch.  These loans resulted in a $3.3 million increase to the general valuation allowance during the year.  This was partially offset by a $1.2 million reduction to the general valuation allowance due primarily to a $113.6 million decrease in the balance of loans outstanding.  The $1.4 million decrease in specific loan loss reserves was primarily the result of a decrease in number and amount of impaired loans with significant collateral shortfalls.  As of December 31, 2010, the allowance for loan losses to total loans receivable was 2.23% and was equal to 34.66% of non-performing loans, compared to 2.01% and 37.83%, respectively, at December 31, 2009. Weakness in the residential real estate market has continued for the past three years and the risk of loss on loans secured by residential real estate remains at an elevated level.  That portion of the allowance for loan losses attributable to mortgage loans secured by one- to four-family residential real estate is substantially unchanged at 83.6% of the total allowance for loan losses at December 31, 2010 compared to 82.8% at December 31, 2009.

Cash Surrender Value of Life Insurance. Cash surrender value of life insurance increased $1.4 million, or 4.3%, to $35.4 million at December 31, 2010 from $33.9 million at December 31, 2009, primarily due to $1.1 million in earnings credited.

Real Estate Owned. Total real estate owned increased $6.8 million, or 13.4%, to $57.8 million at December 31, 2010 from $50.9 million at December 31, 2009.  During the year ended December 31, 2010, the Company transferred $41.8 to real estate owned from the loan portfolio.  During the same period the Company sold approximately $33.5 million of real estate owned.  The overall $6.8 million increase in real estate owned was primarily due to a $6.1 million increase in over four family properties.

Deposits. Total deposits decreased $19.4 million, or 1.7%, to $1.15 billion at December 31, 2010 from $1.16 billion at December 31, 2009.  Total time deposits decreased $37.1 million, or 3.7%, to $974.4 million at December 31, 2010 from $1.01 billion at December 31, 2009.  Time deposits originated through local retail outlets increased $12.1 million, or 1.3%, to $960.0 million at December 31, 2010 from $947.9 million at December 31, 2009.  The increase in time deposits originated through our local markets was partially offset by a decrease in time deposits originated through the wholesale market.  Time deposits originated through the wholesale market decreased $49.1 million, or 77.3%, to $14.4 million at December 31, 2010 from $63.6 million at December 31, 2009.  Because of the consent order issued by state and federal regulators effective December 18, 2009, the Bank is prohibited from accepting or renewing brokered deposits and all other deposit rates are capped by the FDIC.  Total money market and savings deposits increased $11.4 million, or 12.4%, to $103.4 million at December 31, 2010 from $92.0 million at December 31, 2009.  Total demand deposits increased $6.3 million, or 10.3%, to $67.7 million at December 31, 2010 from $61.4 million at December 31, 2009.

Borrowings. Total borrowings decreased $50.9 million, or 10.0%, to $457.0 million at December 31, 2010 from $507.9 million at December 31, 2009.  During the year ended December 31, 2010, five FHLBC advances totaling $73.9 million with an average rate of 3.61% matured.  The December 31, 2010 balance includes $23.0 million outstanding on two bank lines of credit totaling $70.0 million that were used to finance loans held for sale.  Interest rates on the lines of credit are based on the note rate of the loans financed and equaled 4.75% at December 31, 2010.  There was no comparable balance at December 31, 2009.

Other Liabilities. Other liabilities increased $5.6 million, or 21.4%, to $31.9 million at December 31, 2010 from $26.3 million at December 31, 2009.  The increase was primarily attributable to a $6.3 million increase in outstanding checks related to amounts disbursed related to funds previously held in escrow for borrowers’ tax payments and amounts disbursed related to the Company’s normal operating expenses.  These amounts remain classified as other liabilities until settled.

Shareholders’ Equity.  Shareholders’ equity increased $3.6 million, or 2.2%, to $172.2 million at December 31, 2010 from $168.6 million at December 31, 2009.  The increase was primarily due to a $3.6 million decrease in accumulated other comprehensive loss resulting from an increase in the fair value of available for sale securities.  Other comprehensive income totaled $1.6 million at December 31, 2010, compared to other comprehensive losses of $2.0 million at December 31, 2009.  In addition to the increase in accumulated other comprehensive income, shareholders’ equity was positively affected by a $1.1 million increase in additional paid in capital related to stock compensation benefits and a $854,000 decrease in unearned ESOP shares.  The aforementioned increases in shareholders’ equity were partially offset by a $1.9 million decrease in retained earnings reflecting the net loss for the year ended December 31, 2010.

--

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

	Years Ended December 31,
	2010			2009			2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable and held for sale	$1,440,417	$ 81,161(1)	5.63%	$1,519,348	$ 87,847(1)	5.78%	$1,510,952	$ 92,860(1)	6.13%
Mortgage related securities(5) (6)	107,406	5,360	4.99	126,616	7,101	5.61	136,505	7,679	5.61
Debt securities, federal funds sold and
short-term investments	206,066	3,412	1.66	174,593	3,540	2.03	116,395	3,539	3.03
Total interest-earning assets	1,753,889	89,933	5.13	1,820,557	98,488	5.41	1,763,852	104,078	5.88
Noninterest-earning assets	97,215			90,653			77,768
Total assets	$1,851,104			$1,911,210			$1,841,620
Interest-bearing liabilities:
Demand accounts	37,852	37	0.10	34,025	35	0.10	32,248	151	0.47
Money market and savings accounts	110,479	495	0.45	111,212	591	0.53	130,762	2,250	1.72
Certificates of deposit	1,007,304	20,457	2.03	1,047,692	33,858	3.23	951,780	39,849	4.18
Total interest-bearing deposits	1,155,635	20,989	1.82	1,192,929	34,484	2.89	1,114,790	42,250	3.78
Borrowings	481,808	19,280	4.00	513,638	20,093	3.91	500,886	20,777	4.14

Total interest-bearing liabilities	1,637,443	40,269	2.46	1,706,567	54,577	3.20	1,615,676	63,027	3.89

Noninterest-bearing liabilities
Non-interest bearing deposits	26,940			22,697			19,757
Other non-interest bearing liabilities	16,789			16,332			13,971
Total non-interest bearing liabilities	43,729			39,029			33,728
Total liabilites	1,681,172			1,745,596			1,649,404
Equity	169,932			165,614			192,216
Total liabilities and equity	$1,851,104			$1,911,210			$1,841,620
Net interest income		49,664			43,911			41,051
Net interest rate spread (2)			2.67%			2.21%			1.99%
Net interest-earning assets (3)	$116,446			$113,990			$148,176
Net interest margin (4)			2.83%			2.41%			2.32%
Average interest-earning assets
to average interest-bearing
liabilities			107.11%			106.68%			109.17%

(1)    Includes net deferred loan fee amortization income of $739,000, $887,000 and $1,582,000 for the years ended
        December 31, 2010, 2009 and 2008, respectively.
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

	Years Ended December 31,			Years Ended December 31,
	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable and held for sale(1) (2)	$(4,486)	(2,200)	(6,686)	$489	(5,502)	(5,013)
Mortgage related securites	(1,008)	(733)	(1,741)	(576)	(2)	(578)
Other interest-earning assets	580	(708)	(128)	1,408	(1,407)	1
Total interest-earning assets	(4,914)	(3,641)	(8,555)	1,321	(6,911)	(5,590)

Interest expense:
Demand accounts	4	(2)	2	8	(124)	(116)
Money market and savings accounts	(4)	(92)	(96)	(295)	(1,362)	(1,657)
Certificates of deposit	(1,260)	(12,141)	(13,401)	3,692	(9,683)	(5,991)
Total interest-bearing deposits	(1,260)	(12,235)	(13,495)	3,405	(11,169)	(7,764)
Borrowings	(1,267)	454	(813)	500	(1,186)	(686)

Total interest-bearing liabilities	(2,527)	(11,781)	(14,308)	3,905	(12,355)	(8,450)
Net change in net interest income	$(2,387)	8,140	5,753	$(2,584)	5,444	2,860
_______________________________

(1)	Includes net deferred loan fee amortization income of $739,000, $887,000 and $1,582,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.

Comparison of Operating Results for the Years Ended December 31, 2010 and 2009

General. Net loss for the year ended December 31, 2010 totaled $1.9 million, or $0.06 for both basic and diluted loss per share, compared to net loss of $10.1 million, or $0.33 for both basic and diluted loss per share, for the year ended December 31, 2009.  The year ended December 31, 2010 generated a loss on average assets of 0.10% and a loss on average equity of 1.09%, compared to a loss on average assets of 0.53% and a loss on average equity of 6.12% for the year ended December 31, 2009.  The net loss for the year ended December 31, 2010 reflected continuing deterioration in asset quality in a weak economic environment which resulted in a $25.8 million provision for loan losses in 2010.  The decrease in the net loss for the year ended December 31, 2010 reflected a $5.8 million increase in net interest income, a $2.0 million increase in pre-tax income from our mortgage banking operations, a $1.1 million decrease in other-than-temporary impairment investment loss, and $855,000 reduction in provisions for loan losses, partially offset by a $1.4 million reduction in income tax benefit.  Loan charge-off activity and specific loan reserves are discussed in additional detail in the Asset Quality section.  The net interest margin for the year ended December 31, 2010 was 2.83% compared to 2.41% for the year ended December 31, 2009.

Total Interest Income - Total interest income decreased $8.6 million, or 8.7%, to $89.9 million during the year ended December 31, 2010 from $98.5 million during the year ended December 31, 2009.

Interest income on loans decreased $6.7 million, or 7.6%, to $81.2 million during the year ended December 31, 2010 from $87.8 million during the year ended December 31, 2009.   The decrease in interest income was primarily due to a $78.9 million, or 5.2%, decrease in the average balance of loans outstanding to $1.44 billion during the year ended December 31, 2010 from $1.52 billion during the year ended December 31, 2009.  The decrease in the average balance of loans reflect an overall decrease in demand due to current economic conditions combined with the Company’s more stringent loan underwriting requirements.  The decrease in interest income attributable to the decrease in average balance was compounded by a 15 basis point decrease in the average yield on loans to 5.63% for the year ended December 31, 2010 from 5.78% for the year ended December 31, 2009.

Interest income from mortgage-related securities decreased $1.7 million, or 24.5%, to $5.4 million during the year ended December 31, 2010 from $7.1 million during the year ended December 31, 2009.  The decrease in interest income was primarily due to a $19.2 million, or 15.2%, decrease in the average balance of mortgage-related securities to $107.4 million for the year ended December 31, 2010 from $126.6 million during the year ended December 31, 2009.  The decrease in interest income attributable to the decrease in average balance was compounded by a decrease in average yield.  The average yield on mortgage-related securities decreased 62 basis points to 4.99% for the year ended December 31, 2010 from 5.61% for the year ended December 31, 2009.  The decline in the average balance of mortgage-related securities during the year ended December 31, 2010 reflects management’s decision to deemphasize investments in mortgage-related securities and emphasize more liquid, less volatile, government agency securities.

Finally, interest income from debt securities, federal funds sold and short-term investments decreased $128,000, or 3.6%, to $3.4 million during the year ended December 31, 2010 from $3.5 million during the year ended December 31, 2009.  Interest income decreased due to a 37 basis point decline in the average yield on other earning assets to 1.66% for the year ended December 31, 2010 from 2.03% for the year ended December 31, 2009.  The decline in average yield provided by these assets reflects the lower overall interest rate environment as opposed to a shift in investment strategy and product mix.  The decrease in average rate was partially offset by an increase of $31.5 million, or 18.0%, in the average balance of other earning assets to $206.1 million during the year ended December 31, 2010 from $174.6 million during the year ended December 31, 2009.  The increase in average balance reflects a strategic shift towards higher levels of liquidity.  The Company intends to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on loans and mortgage related securities.  The average balance of debt securities, federal funds sold and short-term investments includes FHLBC stock of $21.7 million for each of the years ended December 31, 2010 and 2009.  On October 10, 2007, the FHLBC entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, dividend declarations are subject to the prior written approval of the Federal Housing Finance Board.  On February 4, 2011, the FHLBC declared its first dividend since it entered into the cease and desist order.

Total Interest Expense - Total interest expense decreased by $14.2 million, or 26.1%, to $40.3 million during the year ended December 31, 2010 from $54.6 million during the year ended December 31, 2009.  This decrease was primarily the result of a decrease of 74 basis points in the average cost of funds to 2.46% for the year ended December 31, 2010 from 3.20% for the year ended December 31, 2009.  The decrease in interest expense resulted from a decrease in the average cost of funds as well as a decrease of $69.1 million, or 4.1%, in average interest bearing deposits and borrowings outstanding to $1.64 billion for the year ended December 31, 2010 compared to an average balance of $1.71 billion for the year ended December 31, 2009.

Interest expense on deposits decreased $13.5 million, or 39.1%, to $21.0 million during the year ended December 31, 2010 from $34.5 million during the year ended December 31, 2009.  This was primarily due to a decrease in the average cost of deposits of 107 basis points to 1.82% for the year ended December 31, 2010 compared to 2.89% for the year ended December 31, 2009.  The decrease in interest expense attributable to the decrease in the cost of deposits was compounded by a decrease of $37.3 million, or 3.1%, in the average balance of interest bearing deposits to $1.16 billion during the year ended December 31, 2010 from $1.19 billion during the year ended December 31, 2009.  The decrease in the cost of deposits reflects the Federal Reserve’s historically low short-term interest rate policy.  These rates are typically used by financial institutions in pricing deposit products.  The decrease in the average balance of interest bearing deposits was primarily due to a $45.9 million decline in average non-local or brokered deposits.  The average balance of brokered deposits totaled $32.4 million for the year ended December 31, 2010 compared to $78.3 million for the year ended December 31, 2009.

Interest expense on borrowings decreased $813,000, or 4.0%, to $19.3 million during the year ended December 31, 2010 from $20.1 million during the year ended December 31, 2009.  The decrease resulted from a $31.8 million, or 6.2%, decrease in average borrowings outstanding to $481.8 million during the year ended December 31, 2010 from $513.6 million during the comparable period in 2009.  The decrease due to average balance was partially offset by a 9 basis point increase in the average cost of borrowings to 4.00% during the year ended December 31, 2010 from 3.91% during the comparable period in 2009.  The decreased use of borrowings as a source of funding during the year ended December 31, 2010 reflects our decision to utilize core deposits as our primary funding source.

Net Interest Income - Net interest income increased by $5.8 million or 13.1%, to $49.7 million during the year ended December 31, 2010 as compared to $43.9 million during the year ended December 31, 2009.  Net interest income continues to be positively affected by lower short and medium term interest rates in 2010, as compared to 2009.  The increase in net interest income resulted primarily from a 46 basis point increase in our interest rate spread to 2.67% for the year ended December 31, 2010 from 2.21% for the year ended December 31, 2009.  The 46 basis point increase in the interest rate spread resulted from a 74 basis point decrease in the average cost of interest bearing liabilities, which was partially offset by a 28 basis point decrease in the average yield on interest earning assets.  The increase in net interest income resulting from an increase in our net interest rate spread was partially offset by a decrease in net interest income resulting from a change in the composition of interest earning assets.  While net interest earning assets increased $2.5 million, or 2.2%, to $116.4 million for the year ended December 31, 2010 from $114.0 million from the year ended December 31, 2009, the composition of interest earning assets shifted from loans to debt securities and short term investments, which yield a lower return.  The shift from loans towards debt securities and short term investments reflects an overall decrease in demand for loan products due to current economic conditions combined with the Company’s more stringent loan underwriting requirements.  The change in composition also reflects a strategic shift towards higher levels of liquidity.

Provision for Loan Losses – Our provision for loan losses decreased $855,000, or 3.2%, to $25.8 million during the year ended December 31, 2010, from $26.7 million during the year ended December 31, 2009.  While the provision for loan losses has decreased from the prior year, it remained at historically high levels.  These levels remain high due to continued general economic stress resulting in reduced levels of income earned by many of our borrowers combined with loan collateral values, primarily real estate, that remain at levels below those estimated at the time the loans were originally made.  These factors result in higher levels of actual loss experience which when applied to the portfolio in general require higher loan loss provisions.  They also result in more loans exhibiting risk characteristics that require estimated loan loss provisions in excess of our historical average experience rates.  These risk characteristics include reduced borrower global cash flow, reduced borrower FICO scores and known declines in collateral value even though the loan may still be performing.  The provision for the year ended December 31, 2010 was the result of $25.2 million of net loan charge-offs combined with continued weakness in local real estate markets which required an overall increase to the allowance for loan losses.  See the Asset Quality section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $26.8 million to $39.0 million during the year ended December 31, 2010 from $12.2 million during the year ended December 31, 2009.  The increase primarily resulted from an increase in mortgage banking income.  Mortgage banking income increased $25.5 million to $35.5 million for the year ended December 31, 2010, compared to $10.0 million during the comparable period in 2009.  In addition to the increase in mortgage banking activity, the increase in noninterest income compared to the prior period resulted from an $1.1 million decrease in impairment charge on securities considered to be other than temporarily impaired.

Mortgage Banking Income – Mortgage banking income increased $25.5 million to $35.5 million during the year ended December 31, 2010 from $10.0 million during the year ended December 31, 2009.  The increase was the combined result of increased volume, increased sales margins, expansion of the branch network and the addition of mandatory loan delivery terms.  During the year ended December 31, 2010, mortgage banking expanded from 21 to 30 branch locations outside of the Bank branch network.  New branches were added in Illinois, Maryland, North Carolina, Colorado, Florida and Minnesota.

Volume and margin changes account for $16.7 million, or 65.0%, of the $25.5 million increase in mortgage banking income year over year.  The volume of loans sold during 2010 increased by $352.2 million, or 49.1%, to $1.07 billion in 2010 from $716.6 million in 2009.  In addition, the average sales margin increased by 81 basis points to 2.62% in 2010 from 1.82% in 2009.  This combination accounted for $14.5 million, or 86.8%, of the total volume and margin change in mortgage banking income.  The remaining $2.2 million increase in mortgage banking income due to volume and margin changes relates directly to the increase in processing income.  The branch expansion noted above was the primary driver in the 2010 volume increase over the prior year.  Volume at the new branches added during the year ended December 31, 2010 totaled $268.5 million, which represented 77.3% of the total increase in volume for the year.

Improvement in sales margins were attributable to an increase in higher margin government guaranteed loans, an increase in loans for the purchase of residential real estate and an increase in volume in higher margin markets around the country.  In 2010, government guaranteed loans accounted for 36% of total mortgage banking volume, up from 34% in 2009.  The average 2010 sales margin on government guaranteed loans was 158 basis points higher than that on conventional mortgage loans.  Also in 2010, loans for the purchase of residential real estate accounted for 45% of total mortgage banking volume, up from 32% in 2009.  The average sales margin on loans for the purchase of real estate was 113 basis points higher than that on loan refinances.

Sales margins vary from market to market around the country.  There was a 206 basis point spread between the Company’s highest margin branch and its lowest margin branch during the year ended December 31, 2010.  During 2010 sales volumes increased at high margin branches in Minnesota, Arizona and Maryland.  Branches in these three states produced 82.3% of the $352.2 million increase in volume for 2010 as compared to 2009.  The Minnesota branches accounted for $198.9 million in increased volume during 2010 with a sales margin that was 22 basis points higher the Company’s 2010 weighted average sales margin.  The Arizona branch accounted for $54.9 million in increased volume during 2010 with a sales margin that was 109 basis points higher than the Company’s 2010 weighted average sales margin.  The Maryland branch accounted for $35.9 million in increased volume during 2010 with a sales margin that was 93 basis points higher than the Company’s 2010 weighted average sales margin.

Branches are operated on a net branch basis whereby predetermined margins and direct expenses are paid by the branch office to the corporate office and remaining net income accrues to the branch manager.  Successful branches generate higher levels of revenue and expense with an eye toward increasing branch manager net income.  Branch income accounts for $6.2 million, or 24.5%, of the increase in mortgage banking income for 2010 over the prior year.  This increase in mortgage banking income is offset by increases in mortgage banking expenses distributed among the noninterest expense categories of the income statement.  A full 80% of this increase, or $5.0 million, is offset by branch manager payroll which increased to $6.7 million in 2010 from $1.7 million in 2009 and is included in compensation, payroll taxes, and other employee benefits expense on the consolidated statements of operations.

Prior to 2010, the Company originated loans held for sale on a “best efforts” delivery basis.  Under the best efforts delivery method, the buyer of the loan, or investor, assumed all interest rate risk.  Just prior to the end of 2009, the Company began to originate loans for sale on a “mandatory” delivery basis.  Under the mandatory delivery method, the investor committed to buy only those loans that were originated within a specified yield to the buyer.  Higher fees are paid by the investor to the originator for “mandatory” delivery as compared to “best efforts” delivery in exchange for the assumption of interest rate risk.  Mortgage banking income increased by $2.7 million in 2010 over 2009 as a result of loans sold on a “mandatory” delivery method net of hedging gains and losses.

Noninterest Expense - Total noninterest expense increased $23.8 million, or 58.1%, to $64.6 million during the year ended December 31, 2010 from $40.9 million during the year December 31, 2009.  The increase was primarily attributable to increased compensation and other operating expenses.

Compensation, payroll taxes and other employee benefit expense increased $19.0 million, or 109.5%, to $36.3 million during the year ended December 31, 2010 compared to $17.3 million during the year ended December 31, 2009.  Total full-time equivalent employees increased by 77, or 14.9%, to 595 at December 31, 2010 from 518 at December 31, 2009 due to an expansion of our mortgage banking operations.  Total compensation, payroll taxes and other benefits at our mortgage banking subsidiary increased $18.8 million to $23.5 million for the year ended December 31, 2010 compared to $4.6 million during the year ended December 31, 2009.  This increase in expense is directly related to the 355% increase in mortgage banking income for the year ended December 31, 2010 compared to the year ended December 31, 2009.  The $18.8 million increase in mortgage banking compensation, payroll taxes and benefits was comprised of an $8.2 million increase in commissions paid to loan officers, a $5.0 million increase in branch manager compensation, a $4.1 million increase in administrative payroll and a $1.5 million increase in payroll taxes and benefits.

Other noninterest expense increased $3.1 million or 94.3%, to $6.4 million during the year ended December 31, 2010 from $3.3 million during the year ended December 31, 2009.  The increase in other noninterest expense is a direct result of the increase in operational costs related to the expansion of our mortgage banking operations.

Income Taxes –  Despite a pre-tax loss, we recorded income tax expense of $52,000 for the year ended December 31, 2010 primarily due to differences between prior year estimates and actual tax returns filed plus state income tax due to taxable income generated by the mortgage banking subsidiary.  Due to the valuation allowance on our deferred tax assets, we were not able to record an income tax benefit related to the pre-tax loss incurred.  A current income tax benefit that would normally result from a pre-tax loss was offset by additional deferred tax expense due to an increase in the required valuation allowance.

We recorded an income tax benefit of $1.3 million for the year ended December 31, 2009, primarily as a result of federal and Wisconsin tax law changes enacted during 2009.  In the first quarter a Wisconsin state tax law change was enacted (with retroactive effect to January 1, 2009) requiring combined filing in Wisconsin.  We recognized a state benefit in connection with the establishment of a Wisconsin deferred tax asset (which does not require a valuation allowance) related to the unrealized loss on securities available for sale owned by the Company’s Nevada subsidiary.  In addition, we recognized a federal tax benefit as a result of legislation passed in the fourth quarter of 2009 allowing for a one-time carry back of tax losses for up to five years.  The effective tax rate for the year ended December, 31, 2009 was 11.4%.

Net Loss - As a result of the foregoing factors, net loss for the year ended December 31, 2010 was $1.9 million as compared to a net loss of $10.1 million during the year ended December 31, 2009.

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

Interest income on other earnings assets, consisting of debt securities, federal funds sold and short-term investments remained stable at $3.5 million for both the year ended December 31, 2009 and 2008, notwithstanding a 100 basis point decline in the average yield on other earning assets to 2.03% for the year ended December 31, 2009 from 3.03% for the comparable period in 2008.  The decrease in average yield on these investments reflected the decline in market interest rates as opposed to a shift in investment strategy or product mix.  The decrease in average yield was offset by a $58.2 million, or 50.0%, increase in the average balance of other earning assets to $174.6 million for the year ended December 31, 2009 from $116.4 million for the year ended December 31, 2008.  The increase in average balance reflected a strategic shift towards higher levels of liquidity.  The Company intends to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on loans and mortgage related securities.  The average balance of debt securities, federal funds sold and short-term investments includes FHLBC stock of $21.7 million and $20.9 million for the years ended December 31, 2009 and 2008, respectively.  On October 10, 2007, the FHLBC entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, dividend declarations are subject to the prior written approval of the Federal Housing Finance Board.  The FHLBC has not declared a dividend since it entered into the cease and desist order.  At the request of the FHLBC, on July 24, 2008, the Finance Board amended the cease and desist order to allow the FHLBC to redeem incremental purchases of capital stock tied to increased levels of borrowing through advances after repayment of those new advances.

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

Provision for Loan Losses – Our provision for loan losses decreased $10.9 million, to $26.7 million during the year ended December 31, 2009, from $37.6 million during the year ended December 31, 2008.  While the provision for loan losses has decreased from the prior year, it remained at historically high levels.  These levels remain high due to continued general economic stress resulting in reduced levels of income earned by many of our borrowers combined with loan collateral values, primarily real estate, that remain at levels below those estimated at the time the loans were originally made.  These factors result in higher levels of actual loss experience which when applied to the portfolio in general require higher loan loss provisions.  They also result in more loans exhibiting risk characteristics that require estimated loan loss provisions in excess of our historical average experience rates.  These risk characteristics include reduced borrower global cash flow, reduced borrower FICO scores and known declines in collateral value even though the loan may still be performing.  The provision for the year ended December 31, 2009 was the result of $23.4 million of net loan charge-offs combined with continued weakness in local real estate markets which required an overall increase to the allowance for loan losses.  See the Asset Quality section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

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

Income Taxes – We recorded an income tax benefit of $1.3 million for the year ended December 31, 2009, primarily as a result of federal and Wisconsin tax law changes enacted during 2009.  In the first quarter a Wisconsin state tax law change was enacted (with retroactive effect to January 1, 2009) requiring combined filing in Wisconsin.  We recognized a state benefit in connection with the establishment of a Wisconsin deferred tax asset (which does not require a valuation allowance) related to the unrealized loss on securities available for sale owned by the Company’s Nevada subsidiary.  In addition, we recognized a federal tax benefit as a result of legislation passed in the fourth quarter of 2009 allowing for a one-time carry back of tax losses for up to five years.  The effective tax rate for the year ended December, 31, 2009 was 11.4%.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 4.8% and 4.5% for the years ended December 31, 2010 and 2009.  The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets.  We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans.  We also adjust liquidity as appropriate to meet asset and liability management objectives.  The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the full Asset/Liability Committee.  Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.  Regulatory liquidity, as required by the Wisconsin Department of Financial Institutions, is based on current liquid assets as a percentage of the prior month’s average deposits and short-term borrowings.  Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings.  The Bank’s primary and total regulatory liquidity at December 31, 2010 were 12.49% and 14.68%, respectively.

Our primary sources of liquidity are deposits, repayment of loans, sales of loans held for sale, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows, loan prepayments and the origination and sale of loans held for sale are greatly influenced by market interest rates, economic conditions, and rates offered by our competitors.  However, effective March 1, 2010, our deposit rates are capped by the FDIC as a result of the consent order issued by federal and state regulators.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.  Additional sources of liquidity for the purpose of managing long- and short-term cash flows include advances from the FHLBC.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At December 31, 2010 and 2009, respectively, $75.3 million and $71.1 million of our assets were invested in cash and cash equivalents.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage related securities, increases in deposit accounts, Federal funds purchased and advances from the FHLBC.

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

During the years ended December 31, 2010 and 2009, loan repayments net of loan originations generated positive cash flows of $46.6 million and $62.3 million, respectively.  The decrease in loans receivable is reflective of the general decline in loan demand for variable-rate residential real estate mortgage loans combined with the Company’s tightened underwriting standards given the current economic conditions.  During the year ended December 31, 2008 our loan originations, net of collected principal, totaled $216.0 million.  Cash received from the calls, maturities and principal repayments of debt and mortgage related securities totaled $87.8 million, $58.9 million and $24.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.  We purchased $101.7 million, $72.4 million and $42.1 million in debt and mortgage related securities classified as available for sale during the years ended December 31, 2010, 2009 and 2008, respectively.  In addition, we purchased $4.3 million in securities classified as held to maturity during the year ended December 31, 2008.  We sold $20.7 million and $515,000 in available for sale debt and mortgage related securities during the years ended December 31, 2010 and 2009.  There were no securities sold during the year ended December 31, 2008.

Deposit flows are generally affected by the level of interest rates, market conditions and products offered by local competitors and other factors.  The net decrease in deposits was $19.4 million during the year ended December 31, 2010.  This compares to a net decrease in deposits of $31.0 million for the year ended December 31, 2009 and an increase of $201.4 million for the year ended December 31, 2008.   As a result of the consent order issued by state and federal regulators effective December 18, 2009, the Bank is prohibited from accepting or renewing brokered deposits and all other deposit rates are capped by the FDIC.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC, which provide an additional source of funds.  At December 31, 2010, we had $350.0 million in fixed-rate advances from the FHLBC, of which none were due within 12 months, but all of which are putable at the option of the FHLBC.  The weighted average rate on these advances was 3.88% as of December 31, 2010.

At December 31, 2010, we had outstanding commitments to originate loans of $14.7 million and unfunded commitments under construction loans, lines of credit and standby letters of credit of $40.3 million.  At December 31, 2010, certificates of deposit scheduled to mature in less than one year totaled $347.5 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBC advances to maintain our level of assets.  However, such borrowings may not be available on attractive terms, or at all, if and when needed.  Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available for sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

WaterStone Bank has various financial obligations, including contractual obligations and commitments that may require future cash payments.  The following tables present information indicating various non-deposit contractual obligations and commitments of WaterStone Bank as of December 31, 2010 and the respective maturity dates.

Contractual Obligations

			More Than	More Than
			One Year	Three Years
		One Year or	Through	Through Five	Over Five
	Total	Less	Three Years	Years	Years
	(In Thousands)
Deposits without a stated maturity (4)	$171,138	$171,138	$-	$-	$-
Certificates of deposit (4)	974,391	347,537	614,412	12,390	52
Bank lines of credit (4)	22,959	22,959	-	-	-
Federal Home Loan Bank advances (1)	350,000	-	-	-	350,000
Repurchase agreements (2) (4)	84,000	-	-	-	84,000
Operating leases (3)	298	243	55	-	-
Salary continuation agreements	1,105	170	340	340	255
Total Contractual Obligations	$1,603,891	$542,047	$614,807	$12,730	$434,307

(1)  Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.  Excludes interest that will accrue on the advances.
      All Federal Home Loan Bank advances with maturities exceeding five years are callable on a quarterly basis.

(2)  The repurchase agreements are callable on a quarterly basis.
(3)  Represents non-cancellable operating leases for offices and equipment.
(4) Excludes interest.

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of December 31, 2010.

Other Commitments

			More than	More than
			One Year	Three
			through	Years
		One Year	Three	Through	Over Five
	Total	or Less	Years	Five Years	Years
	(In Thousands)
Real estate loan commitments(1)	$14,681	$14,681	$-	$-	$-
Unused portion of home equity lines of credit(2)	25,803	25,803	-	-	-
Unused portion of construction loans(3)	2,832	2,832	-	-	-
Unused portion of business lines of credit	10,630	10,630
Standby letters of credit	991	901	90	-	-
Total Other Commitments	$54,937	$54,847	$90	$-	$-
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

In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (ASU 2011-01). For public entities, ASU 2011-01 delays the effective date for certain disclosures about loans modified under troubled debt restructurings included in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20). The new effective date for the loans modified under troubled debt restructuring disclosures will be concurrent with the effective date of FASB’s proposed ASU, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. ASU 2011-01 does not change the effective date for other disclosures required by public entities in ASU 2010-20. The adoption of ASU 2011-01 once effective is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

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

Quarterly Financial Information

The following table sets forth certain unaudited quarterly data for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2010 (unaudited)
Interest income	$23,049	$22,026	$22,465	$22,393
Interest expense	10,616	10,051	9,935	9,667
Net interest income	12,433	11,975	12,530	12,726
Provision for loan losses	5,457	7,031	6,249	7,095
Net interest income after provision for loan losses	6,976	4,944	6,281	5,631
Total noninterest income	4,301	5,830	11,479	17,383
Total noninterest expense	11,101	11,874	18,253	23,399
Income (loss) before income taxes	176	(1,100)	(493)	(385)
Income taxes (benefit)	-	22	-	30
Net income (loss)	$176	$(1,122)	$(493)	$(415)
Income (loss) per share – basic	$0.01	$(0.04)	$(0.02)	$(0.01)
Income (loss) per share - diluted	$0.01	$(0.04)	$(0.02)	$(0.01)

2009 (unaudited)
Interest income	$24,991	$24,814	$24,668	$24,015
Interest expense	14,709	14,361	13,424	12,083
Net interest income	10,282	10,453	11,244	11,932
Provision for loan losses	7,201	3,001	8,853	7,632
Net income after provision for loan losses	3,081	7,452	2,391	4,300
Total noninterest income	720	3,574	3,955	3,959
Total noninterest expense	7,906	9,177	9,918	13,875
Income (loss) before income taxes	(4,105)	1,849	(3,572)	(5,616)
Income taxes (benefit)	(503)	498	-	(1,301)
Net income (loss)	$(3,602)	$1,351	$(3,572)	$(4,315)
Income (loss) per share – basic	$(0.12)	$0.04	$(0.12)	$(0.14)
Income (loss) per share - diluted	$(0.12)	$0.04	$(0.12)	$(0.14)

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2010 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a negative impact on net interest income and earnings.

Percentage Increase (Decrease) in Estimated Net Annual Interest Income Over 12 Months

300 basis point gradual rise in rates	0.89%
200 basis point gradual rise in rates	(0.69%)
100 basis point gradual rise in rates	(2.32%)
100 basis point gradual decline in rates	(4.60%)
200 basis point gradual decline in rates	(6.82%)
300 basis point gradual decline in rates	(8.63%)

WaterStone Bank’s Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 20% for various levels of interest rate changes measured over a 12-month period when compared to the flat rate scenario.  In addition, projected changes in the economic value of equity are limited to a maximum decline of 10% to 80% for interest rate movements of 100 to 300 basis points when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  Because our balance sheet is asset sensitive, net interest income is projected to decline as interest rates fall.  At December 31, 2010, a 100 basis point gradual increase in interest rates had the effect of decreasing forecast net interest income by 2.32% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 4.60%.  At December 31, 2010, a 100 basis point gradual increase in interest rates had the effect of decreasing the economic value of equity by 0.25% while a 100 basis point decrease in rates had the effect of decreasing the economic value of equity by 4.13%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of directors

Waterstone Financial, Inc.:

We have audited the accompanying consolidated statements of financial condition of Waterstone Financial, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Milwaukee, Wisconsin
March 14, 2011

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
December 31, 2010 and 2009

	December 31,
	2010	2009
Assets	(In Thousands, except share data)
Cash	$65,900	57,234
Federal funds sold	9,426	9,631
Interest-earning deposits in other financial institutions
and other short term investments	5	4,255
Cash and cash equivalents	75,331	71,120
Securities available for sale (at fair value)	203,166	205,415
Securities held to maturity (at amortized cost)
fair value of $2,501 in 2010 and $1,930 in 2009	2,648	2,648
Loans held for sale (at fair value)	96,133	45,052
Loans receivable	1,306,437	1,420,010
Less: Allowance for loan losses	29,175	28,494
Loans receivable, net	1,277,262	1,391,516

Office properties and equipment, net	28,196	29,144
Federal Home Loan Bank stock (at cost)	21,653	21,653
Cash surrender value of life insurance	35,385	33,941
Real estate owned	57,752	50,929
Prepaid expenses and other assets	11,440	16,848
Total assets	$1,808,966	1,868,266

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$67,735	61,420
Money market and savings deposits	103,403	92,028
Time deposits	974,391	1,011,442
Total deposits	1,145,529	1,164,890

Short-term borrowings	22,959	73,900
Long-term borrowings	434,000	434,000
Advance payments by borrowers for taxes	2,379	630
Other liabilities	31,879	26,254
Total liabilities	1,636,746	1,699,674

Shareholders’ equity:
Preferred stock (par value $.01 per share)
Authorized - 20,000,000 shares, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 200,000,000 shares in 2010 and 2009
Issued - 33,974,450 in 2010 and 2009
Outstanding - 31,250,097 in 2010 and 2009	340	340
Additional paid-in capital	109,953	108,883
Accumulated other comprehensive income (loss), net of taxes	1,558	(2,001)
Retained earnings	109,046	110,900
Unearned ESOP shares	(3,416)	(4,269)
Treasury shares (2,724,353 shares), at cost	(45,261)	(45,261)
Total shareholders’ equity	172,220	168,592
Total liabilities and shareholders’ equity	$1,808,966	1,868,266
See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2010, 2009 and 2008

	Years ended December 31,
	2010	2009	2008
	(In Thousands, except per share amounts)

Interest income:
Loans	$81,161	87,847	92,860
Mortgage-related securities	5,360	7,101	7,679
Debt securities, federal funds sold and
short-term investments	3,412	3,540	3,539
Total interest income	89,933	98,488	104,078
Interest expense:
Deposits	20,989	34,484	42,250
Borrowings	19,280	20,093	20,777
Total interest expense	40,269	54,577	63,027
Net interest income	49,664	43,911	41,051
Provision for loan losses	25,832	26,687	37,629
Net interest income after provision for loan losses	23,832	17,224	3,422
Noninterest income:
Service charges on loans and deposits	1,093	1,191	1,656
Increase in cash surrender value of life insurance	1,138	1,236	1,444
Total other-than-temporary investment loses	-	(7,255)	-
Portion of loss recognized in other comprehensive loss (before tax)	-	6,143	-
Net impairment losses recognized in earnings	-	(1,112)	(1,997)
Mortgage banking income	35,465	9,976	4,296
Other	1,297	917	892
Total noninterest income	38,993	12,208	6,291
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	36,323	17,335	17,080
Occupancy, office furniture, and equipment	5,762	4,822	4,779
Advertising	1,259	876	1,155
Data processing	1,372	1,413	1,377
Communications	902	693	692
Professional fees	1,689	1,334	924
Real estate owned	6,583	6,434	4,551
FDIC insurance premiums	4,353	4,683	545
Other	6,384	3,286	2,757
Total noninterest expenses	64,627	40,876	33,860
Loss before income taxes	(1,802)	(11,444)	(24,147)
Income tax (benefit) expense	52	(1,306)	2,299
Net loss	$(1,854)	(10,138)	(26,446)
Loss per share:
Basic	$(0.06)	(0.33)	(0.87)
Diluted	$(0.06)	(0.33)	(0.87)
Weighted average shares outstanding:
Basic	30,804,063	30,680,285	30,556,004
Diluted	30,804,063	30,680,285	30,556,004

See accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2010, 2009 and 2008

						Accumulated
			Additional		Unearned	Other		Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Shares	Equity
	(In Thousands)
Balances at December 31, 2007	31,251	$340	106,306	146,367	(5,977)	44	(45,261)	201,819
Comprehensive income:
Net loss	—	—	—	(26,446)	—	—	—	(26,446)
Other comprehensive income:
Net unrealized holding losses
on available for sale securities arising during the period,
net of taxes of $4,195	—	—	—	—	—	(7,791)	—	(7,791)
Reclassification adjustment for
net losses on available for sale securities realized in net
income, net of taxes of $699	—	—	—	—	—	1,298	—	1,298
Total comprehensive income								(32,939)
ESOP shares committed to be
released to Plan participants	—	—	(78)	—	854	—	—	776
Stock based compensation	(1)	—	1,611	—	—	—	—	1,611

Balances at December 31, 2008	31,250	$340	107,839	119,921	(5,123)	(6,449)	(45,261)	171,267

Cummulative effect adjustment related to a change in
accounting principle related to available for sale securities, net of taxes of $448	—	—	—	1,117	—	(669)	—	448
Comprehensive income:
Net loss	—	—	—	(10,138)	—	—	—	(10,138)
Other comprehensive income:
Net unrealized holding gains
on available for sale securities arising during the period,
net of taxes of $1,804	—	—	—	—	—	4,451	—	4,451
Reclassification adjustment for
net losses on available for sale securities realized in net
income, net of taxes of $446	—	—	—	—	—	666	—	666
Total comprehensive income								(4,573)
ESOP shares committed to be
released to Plan participants	—	—	(604)	—	854	—	—	250
Stock based compensation	—	—	1,648	—	—	—	—	1,648
Balances at December 31, 2009	31,250	$340	108,883	110,900	(4,269)	(2,001)	(45,261)	168,592

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2010, 2009 and 2008

						Accumulated
			Additional		Unearned	Other		Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Shares	Equity
	(In Thousands)
Balances at December 31, 2009	31,250	340	108,883	110,900	(4,269)	(2,001)	(45,261)	168,592

Comprehensive income:
Net loss	—	—	—	(1,854)	—	—	—	(1,854)
Other comprehensive income:
Net unrealized holding gains on
available for sale securities arising during the period,
net of taxes of $2,102	—	—	—	—	—	3,592	—	3,592
Reclassification adjustment for
net gains on available for sale securities realized in net
income, net of taxes of $22	—	—	—	—	—	(33)	—	(33)
Total comprehensive income								1,705
ESOP shares committed to be
released to Plan participants	—	—	(589)	—	853	—	—	264
Stock based compensation	—	—	1,659	—	—	—	—	1,659

Balances at December 31, 2010	31,250	$340	109,953	109,046	(3,416)	1,558	(45,261)	172,220

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008

	Years ended December 31,
	2010	2009	2008
	(In Thousands)

Operating activities:
Net loss	$(1,854)	(10,138)	(26,446)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Provision for loan losses	25,832	26,687	37,629
Provision for depreciation	1,859	1,970	2,430
Deferred income taxes	-	479	7,560
Stock based compensation	1,659	1,648	1,611
Net amortization of premium/discount on debt and
mortgage related securities	70	(218)	(445)
Amortization of unearned ESOP shares	264	250	776
Gain on sale of loans held for sale	(35,465)	(9,477)	(3,437)
Loans originated for sale	(1,084,362)	(739,179)	(255,891)
Proceeds on sales of loans originated for sale	1,068,746	716,596	268,690
(Increase) decrease in accrued interest receivable	424	(205)	(1,207)
Increase in cash surrender value of life insurance	(1,138)	(1,236)	(1,444)
Increase (decrease) in accrued interest on deposits and borrowings	(1,011)	(2,468)	1,240
Increase (decrease) in other liabilities	7,565	1,626	(6,054)
(Increase) decrease in accrued tax receivable	5,606	(2,732)	(5,351)
(Gain) loss on impairment or sale of securities	(55)	1,112	1,997
(Gain) loss on sale of office properties and equipment	(21)	(49)	233
Net loss related to real estate owned	675	3,166	1,417
Other	(1,922)	284	760

Net cash provided by (used in) operating activities	(13,128)	(11,884)	24,068

Investing activities:
Net (increase) decrease in loans receivable	46,642	62,316	(215,957)
Purchases of:
Debt securities	(66,955)	(54,731)	(11,596)
Mortgage related securities	(34,700)	(17,701)	(30,525)
Structured notes, held to maturity	-	-	(4,289)
Premises and equipment, net	(925)	(3,820)	(1,284)
Bank owned life insurance	(306)	(306)	(5,306)
FHLB stock	-	-	(2,364)
Proceeds from:
Principal repayments on mortgage-related securities	40,624	36,610	19,452
Maturities of debt securities	47,202	14,988	3,244
Sales of debt securities	14,023	515	—
Sales of mortgage-related securities	6,710	—	—
Calls of structured notes	—	7,289	1,998
Sales of foreclosed properties and other assets	33,577	24,334	15,391

Net cash provided by (used in) investing activities	85,892	69,494	(231,236)

Financing activities:
Net increase (decrease) in deposits	(19,361)	(31,007)	201,362
Net change in short-term borrowings	(50,941)	20,900	(53,484)
Proceeds from long-term borrowings	-	—	65,000
Net increase (decrease) in advance payments by borrowers for taxes	1,749	(232)	255

Net cash (used) provided by financing activities	(68,553)	(10,339)	213,133
Increase in cash and cash equivalents	4,211	47,271	5,965
Cash and cash equivalents at beginning of period	71,120	23,849	17,884
Cash and cash equivalents at end of period	$75,331	71,120	23,849

Supplemental information:
Cash paid, credited or (received) during the period for:
Income tax payments (refunds)	(5,554)	(500)	230
Interest payments	41,013	57,045	61,787
Noncash investing activities:
Loans receivable transferred to other real estate	41,781	54,072	32,946
Non Cash financing activities:
Long-term FHLB advances reclassified to short-term	-	48,900	4,100

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

1)	Summary of Accounting Policies

a)	Organization

The board of directors of WaterStone Bank (the Bank) adopted the Plan of Reorganization and related Stock Issuance Plan on May 17, 2005, as amended on June 3, 2005, under which Waterstone Financial, Inc. (the Company) was formed to become the mid-tier holding company for the Bank. In addition, Lamplighter Financial, MHC, a Federally-chartered mutual holding company, was formed to become the majority owner of Waterstone Financial, Inc. The Company’s outstanding common shares are 73.8% owned by Lamplighter Financial, MHC at December 31, 2010.

At a special meeting of shareholders held on July 18, 2008, the shareholders of Wauwatosa Holdings, Inc. approved an amendment to the Company’s charter changing its name to Waterstone Financial, Inc.  The charter amendment was effective August 1, 2008.

b)	Nature of Operations

The Company is a one-bank holding company with a single operating segment – community banking.  The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits to originate real estate, business and consumer loans.

The Bank provides a full range of financial services to customers through branch locations in southeastern Wisconsin. The Bank is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The Bank owns a mortgage banking subsidiary that originates residential real estate loans held for sale at various branch offices across the country.  Mortgage banking volume fluctuates widely given movements in interest rates.  Mortgage banking income is reported as a single line item in the statements of operations while mortgage banking expense is distributed among the various noninterest expense lines.  Compensation, payroll taxes and other employee benefits expense varies directly with mortgage banking income.

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
Years Ended December 31, 2010, 2009 and 2008

e)	Cash and Cash Equivalents

The Company considers federal funds sold and highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

f)	Securities

Available for Sale Securities

At the time of purchase, investment securities are classified as available for sale, as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity.  Any decision to sell investment securities available for sale would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations.  Available for sale securities are carried at fair value, with the unrealized gains and losses, net of deferred tax, reported as a separate component of equity, accumulated other comprehensive income.  The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities and collateralized mortgage obligations, over the estimated life of the security. Such amortization is included in interest income from securities.  Realized gains or losses on securities sales (using specific identification method) are included in other income.  Declines in value judged to be other than temporary are included in investment securities gains (losses), net, in the consolidated statements of income.

Held to Maturity Securities

Debt securities that the Company has the intent and ability to hold to maturity have been designated as held to maturity.  Such securities are stated at amortized cost.

Other Than Temporary Impairment

One of the significant estimates related to securities is the evaluation of investments for other than temporary impairment.  The Company assesses  investment securities with unrealized loss positions for other than temporary impairment on at least a quarterly basis.  When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either temporary or other than temporary.  In evaluating other than temporary impairment, management considers the length of time and extent to which the fair value has been less than cost and the expected recovery period of the security, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.  Declines in the fair value of investment securities below amortized cost are deemed to be other than temporary when the Company cannot assert that it will recover its amortized cost basis, including whether the present value of cash flows expected to be collected is less than the amortized cost basis of the security. If it is more likely than not that the Company will be required to sell the security before recovery or if the Company has the intent to sell, an other than temporary impairment write down is recognized in earnings equal to the difference between the security’s amortized cost and its fair value.  If it is not more likely than not that the Company will be required to sell the security before recovery and if the Company does not intend to sell, the other than temporary impairment write down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to other factors, which is recognized as a separate component of equity.  Following the recognition of an other than temporary impairment representing credit loss, the book value of an investment less the impairment loss realized becomes the new cost basis.  Because the Company’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other than temporary impairment exists and, if so, the amount considered other than temporarily impaired, or not impaired, is subjective and, therefore, the timing and amount of other than temporary impairments constitute material estimates that are subjective to significant change.

  See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is carried at cost, which is the amount that the stock is redeemable by tendering to the FHLBC or the amount at which shares can be sold to other FHLBC members.  FHLBC dividends are recognized as income on their ex-dividend date.

g)	Loans Held for Sale

The origination of residential real estate loans is an integral component of the business of the Company. The Company generally sells its originations of long-term fixed interest rate mortgage loans in the secondary market. Gains and losses on the sales of these loans are determined using the specific identification method. The Company sells mortgage loans in the secondary market on a servicing released basis. Mortgage loans originated for sale are generally sold within 45 days after closing.

The Company has elected to carry loans held for sale at fair value as of January 1, 2009.  Prior to that date, loans held for sale were carried at lower of cost or market.  Fair value is generally determined by estimating a gross premium or discount, which is derived from pricing currently observable in the market.  The amount by which cost differs from market value is accounted for as a valuation adjustment to the carrying value of the loans.  Changes in value are included in mortgage banking income in the consolidated statements of operations.  The carrying value of loans held for sale included a market valuation adjustment of $1.8 million at December 31, 2010.

Costs to originate loans held for sale are expensed as incurred and are included on the appropriate noninterest expense lines of the statements of operations.  Salaries, commissions and related payroll taxes are the primary costs to originate and comprise approximately 75% of total mortgage banking noninterest expense.  Prior to January 1, 2009, costs to originate loans held for sale were deferred and offset against mortgage banking income.

The value of mortgage loans held for sale and other residential mortgage loan commitments to customers are hedged by utilizing both best efforts and mandatory forward commitments to sell loans to investors in the secondary market. Such forward commitments are generally entered into at the time when applications are taken to protect the value of the mortgage loans from increases in market interest rates during the period held. The Corporation recognizes revenue associated with the expected future cash flows of servicing loans at the time a forward loan commitment is made, as required under Securities and Exchange Commission Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings.

h)	Loans Receivable and Related Interest Income

Loans are classified as held for investment when management has both the intent and ability to hold the loan for the foreseeable future, or until maturity or payoff.  Loans are carried at the principal amount outstanding, net of any unearned income, charge-offs and unamortized deferred fees and costs.  Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan yield. Amortization is based on a level-yield method over the contractual life of the related loans or until the loan is paid in full.

Loan interest income is recognized on the accrual basis.  Accrual of interest is generally discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal, or when a loan becomes contractually past due more than 90 days with respect to interest or principal. At that time, previously accrued and uncollected interest on such loans is reversed and additional income is recorded only to the extent that payments are received and the collection of principal is reasonably assured.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

A loan is accounted for as a troubled debt restructuring if the Company, for economic reasons related to the borrower’s financial condition, grants a significant concession to the borrower that it would not otherwise consider.  A troubled debt restructuring typically involves a modification of terms such as a reduction of the stated interest rate, a deferral of principal payments or a combination of both for a temporary period of time.  If the borrower was performing in accordance with the original contractual terms at the time of the restructuring, the restructured loan is accounted for on an accruing basis as long as the borrower continues to comply with the modified terms.  If the loan was not accounted for on an accrual basis at the time of restructuring, the restructured loan remains in non-accrual status until the loan returns to its original contractual terms and a positive payment history is established.

  See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

i)	Allowance for Loan Losses

The allowance for loan losses is presented as a reserve against loans and represents the Bank’s assessment of probable loan losses inherent in the loan portfolio.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Estimated loan losses are charged against the allowance when the loan balance is confirmed to be uncollectible directly or indirectly by the borrower or upon initiation of a foreclosure action by the Bank.  Subsequent recoveries, if any, are credited to the allowance.

The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but have not been specifically identified.  The Bank utilizes its own loss history to estimate inherent losses on loans. Although the Bank allocates portions of the allowance to specific loans and loan types, the entire allowance is available for any loan losses that occur.

The Bank evaluates the need for specific valuation allowances on loans that are considered impaired. A loan is considered impaired when, based on current information and events, it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Within the loan portfolio, all non-accrual loans and loans modified under troubled debt restructurings have been determined by the Bank to meet the definition of an impaired loan.  In addition, other one- to four-family, over four-family, construction and land, commercial real estate and commercial loans may be considered impaired loans.  A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral.

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

The Bank’s allowance for loan losses is also intended to cover potential exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for other financial instruments reflected in the consolidated financial statements.

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

Real estate owned consists of properties acquired through, or in lieu of, loan foreclosure.  Real estate owned is recorded at estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property and the net carrying value of the loan charged to the allowance for loan losses.  Subsequent write-downs to reflect current fair market value, as well as gains and losses upon disposition and revenue and expenses incurred in maintaining such properties, are treated as period costs and included in real estate owned in the consolidated statements of operations.

  See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

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

The Company and its subsidiaries file consolidated federal and combined state income tax returns. The provision for income taxes is based upon income in the consolidated financial statements, rather than amounts reported on the income tax returns.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss carry fowards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

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
Years Ended December 31, 2010, 2009 and 2008

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

2)	Securities

Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities follow:

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$42,607	1,839	(116)	44,330
Collateralized mortgage obligations
Government sponsored enterprise issued	38,262	1,141	(126)	39,277
Private label issued	26,199	280	(1,032)	25,447
Mortgage related securities	107,068	3,260	(1,274)	109,054

Government sponsored enterprise bonds	57,327	391	(20)	57,698
Municipal securities	31,804	721	(1,405)	31,120
Other debt securities	5,000	294	—	5,294
Debt securities	94,131	1,406	(1,425)	94,112
	$201,199	4,666	(2,699)	203,166

	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$39,785	1,728	—	41,513
Collateralized mortgage obligations
Government sponsored enterprise issued	43,372	1,614	(26)	44,960
Private label issued	36,681	—	(6,319)	30,362
Mortgage related securities	119,838	3,342	(6,345)	116,835

Government sponsored enterprise bonds	40,400	238	(49)	40,589
Municipal securities	43,599	631	(989)	43,241
Other debt securities	5,250	—	(500)	4,750
Debt securities	89,249	869	(1,538)	88,580
	$209,087	4,211	(7,883)	205,415

  See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

The majority of the Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by one of the following government sponsored enterprises: FHLB, Fannie Mae or Freddie Mac.  At December 31, 2010, $44.8 million of the Company’s government sponsored enterprise bonds and $55.2 million of the Company’s mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.

The amortized cost and fair value of securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers or borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2010
	Amortized
	cost	Fair value
	(In Thousands)
Debt securities:
Due within one year	$3,000	3,025
Due after one year through five years	66,902	67,589
Due after five years through ten years	8,208	8,570
Due after ten years	16,021	14,928
Mortgage-related securities	107,068	109,054
	$201,199	203,166

Total proceeds and gross gains and losses from sales of investment securities available for sale for each of periods listed below.

		December 31,
	2010	2009	2008
Gross gains	$136	12	-
Gross losses	(81)	-	-
Gains on sale of investment securities, net	$55	12	-

Proceeds from sales of investment securities	$20,733	515

  See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	14,215	(116)	—	—	14,215	(116)
Collateralized mortgage obligations
Government sponsored entities	13,145	(126)	—	—	13,145	(126)
Private-label issue	—	—	16,908	(1,032)	16,908	(1,032)
Government sponsored enterprise bonds	7,553	(20)	—	—	7,553	(20)
Municipal securities	7,206	(545)	3,619	(860)	10,825	(1,405)
	$42,119	(807)	20,527	(1,892)	62,646	(2,699)

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Collateralized mortgage obligations
Government sponsored entities	$1,507	(26)	—	—	1,507	(26)
Private-label issue	1,519	(7)	28,843	(6,312)	30,362	(6,319)
Government sponsored enterprise bonds	7,351	(49)	—	—	7,351	(49)
Municipal securities	12,802	(114)	7,713	(875)	20,515	(989)
Other debt securities	—	—	4,500	(500)	4,500	(500)
	$23,179	(196)	41,056	(7,687)	64,235	(7,883)

  See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

The Company reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment.  In evaluating whether a security’s decline in market value is other-than-temporary, management considers the length of time and extent to which the fair value has been less than cost, financial condition of the issuer and the underlying obligors, quality of credit enhancements, volatility of the fair value of the security, the expected recovery period of the security and ratings agency evaluations.  In addition, with regard to its debt securities, the Company may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds and the value of any underlying collateral.  For certain debt securities in unrealized loss positions, the Company prepares cash flow analyses to compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.

As of December 31, 2010, the Company had seven securities which had been in an unrealized loss position for twelve months or longer, including: two private-label collateralized mortgage obligation securities and five municipal securities.  Based upon the aforementioned factors, the Company identified two collateralized mortgage obligation securities at December 31, 2010 with a combined amortized cost of $21.2 million for which a cash flow analysis was performed to determine whether an other than temporary impairment was warranted.  This evaluation indicated that the two collateralized mortgage obligations were other-than-temporarily impaired.  Estimates of discounted cash flows based on expected yield at time of original purchase, prepayment assumptions based on actual and anticipated prepayment speed, actual and anticipated default rates and estimated level of severity given the loan to value ratios, credit scores, geographic locations, vintage and levels of subordination related to the security and its underlying collateral resulted in a projected credit loss on the collateralized mortgage obligations.  One of these securities had been deemed other-than-temporarily impaired in 2008 and a cumulative-effect adjustment of $1.1 million was made to retained earnings as of January 1, 2009 to reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis as of the beginning of the period in which the aforementioned accounting principals were adopted.  Additional estimated credit losses on the two collateralized mortgage obligations of $1.1 million were charged to earnings during the year ended December 31, 2009.  These two securities had an amortized cost of $21.2 million and a fair value of $20.3 million as of December 31, 2010.  As of December 31, 2010, unrealized losses on these collateralized mortgage obligations include other-than-temporary impairment recognized in other comprehensive income (before taxes) of $881,000.

The following table presents the change in other-than-temporary credit related impairment charges on collateralized mortgage obligations for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(in thousands)
Credit related impairments on securties as of December 31, 2008	$1,872
Cummulative effect of adjustment related to a change in accounting principle	(1,117)
Credit related impairments related to a security for which other-than-temporary
impairment was not previously recognized	977
Increase in credit related impairments related to securities for which an other-than-
temporary impairment was previously recognized	135
Credit related impairments on securities as of December 31, 2009	1,867
Credit related impairments related to a security for which other-than-temporary
impairment was not previously recognized	-
Increase in credit related impairments related to securities for which an other-than-
temporary impairment was previously recognized	-
Credit related impairments on securities as of December 31, 2010	$1,867

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

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

Securities Held to Maturity

As of December 31, 2010, the Company held one security that has been designated as held to maturity.  The security has an amortized cost of $2.6 million and an estimated fair value of $2.5 million.  The final maturity of this security is 2022, however, it is callable quarterly.  The Company has performed an assessment to determine whether this security is other than temporarily impaired and has determined that the security is not other than temporarily impaired at December 31, 2010.  During the year ended December 31, 2009, two securities that had been designated as held to maturity were called.  The securities had a total amortized cost of $7.3 million.

3)	Loans Receivable

Loans receivable at December 31, 2010 and 2009 are summarized as follows:

	December 31,
	2010	2009
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$584,014	681,578
Over four-family	542,602	536,731
Home equity	71,952	85,964
Construction and land	56,794	69,814
Commercial real estate	51,733	48,948
Consumer	154	619
Commercial loans	40,442	48,094
	1,347,691	1,471,748
Less:
Undisbursed loan proceeds	39,265	49,818
Unearned loan fees	1,989	1,920
	$1,306,437	1,420,010

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  While credit risks tend to be geographically concentrated in the Company’s Milwaukee metropolitan area and while 87.4% of the Company’s loan portfolio involves loans that are secured by real estate, there are no concentrations with individual or groups of related borrowers.  While the real estate collateralizing these loans is primarily residential in nature, it ranges from owner-occupied single family homes to large apartment complexes.  In addition, real estate collateralizing $123.3 million or 9.2% of total mortgage loans is located outside of the state of Wisconsin.   The Company does not have a concentration of loans in any specific industry.

The unpaid principal balance of loans serviced for others was $6.3 million and $4.7 million at December 31, 2010 and December 31, 2009, respectively. These loans are not reflected in the consolidated financial statements.

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

An analysis of past due financing receivables as of December 31, 2010 and 2009 follows:

	As of December 31, 2010

	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current	Total Loans
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$13,220	7,887	44,055	65,162	516,864	582,026
Over four-family	1,639	2,366	12,307	16,312	526,290	542,602
Home equity	497	96	207	800	45,349	46,149
Construction and land	586	1,326	2,754	4,666	49,295	53,961
Commercial real estate	574	222	1,101	1,897	49,836	51,733
Consumer	-	-	-	-	154	154
Commercial loans	394	-	1,432	1,826	27,986	29,812
Total	$16,910	11,897	61,856	90,663	1,215,774	1,306,437

	As of December 31, 2009
Mortgage loans:
Residential real estate:
One- to four-family	$25,191	7,676	36,125	68,992	610,665	679,657
Over four-family	9,898	1,997	15,572	27,467	509,264	536,731
Home equity	411	131	962	1,504	56,084	57,588
Construction and land	790	1,072	6,269	8,131	53,823	61,954
Commercial real estate	479	555	2,652	3,686	45,262	48,948
Consumer	-	-	-	-	619	619
Commercial loans	2,667	196	773	3,636	30,877	34,513
Total	$39,436	11,627	62,353	113,416	1,306,594	1,420,010

(1)  Includes $2.6 million and $6.9 million for December 31, 2010 and 2009, respectively, which are on non-accrual status.
(2)  Includes $3.0 million and $1.1 million for December 31, 2010 and 2009, respectively, which are on non-accrual status.

As of December 31, 2010 and 2009, there are no loans that are 90 or more days past due and still accruing.

  See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

A summary of the activity for the years ended December 31, 2010, 2009 and 2008 in the allowance for loan losses follows:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Year ended December 31, 2008
Balance at beginning of period	$5,433	4,369	536	2,087	280	99	35	12,839
Provision for loan losses	16,869	12,500	884	5,013	2,003	(62)	422	37,629
Charge-offs	(8,397)	(10,056)	(394)	(5,088)	(1,838)	(4)	-	(25,777)
Recoveries	313	31	1	125	-	6	-	476
Balance at end of period	$14,218	6,844	1,027	2,137	445	39	457	25,167

Year ended December 31, 2009
Balance at beginning of period	$14,218	6,844	1,027	2,137	445	39	457	25,167
Provision for loan losses	17,078	1,645	1,475	4,378	1,185	12	914	26,687
Charge-offs	(13,602)	(3,304)	(861)	(3,957)	(910)	(9)	(1,000)	(23,643)
Recoveries	181	23	1	77	-	1	-	283
Balance at end of period	$17,875	5,208	1,642	2,635	720	43	371	28,494

Year ended December 31, 2010
Balance at beginning of period	$17,875	5,208	1,642	2,635	720	43	371	28,494
Provision for loan losses	15,054	5,053	170	2,934	525	(3)	2,099	25,832
Charge-offs	(16,906)	(3,439)	(619)	(2,319)	(575)	(13)	(1,470)	(25,341)
Recoveries	127	55	3	2	1	1	1	190
Balance at end of period	$16,150	6,877	1,196	3,252	671	28	1,001	29,175

  See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

A summary of the allowance for loan loss by collateral class as of the year ended December 31, 2010 follows:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans
individually evaluated for impairment	$5,775	2,548	311	2,112	162	-	185	11,093
Allowance related to loans
collectively evaluated for impairment	10,375	4,329	885	1,140	509	28	816	18,082

Balance at end of period	$16,150	6,877	1,196	3,252	671	28	1,001	29,175

Loans individually evaluated for impairment	$78,434	30,288	804	12,337	1,838	-	2,030	125,731

Loans collectively evaluated for impairment	503,592	512,314	45,345	41,624	49,895	154	27,782	1,180,706
Total gross loans	$582,026	542,602	46,149	53,961	51,733	154	29,812	1,306,437

A summary of the allowance for loan loss by collateral class as of the year ended December 31, 2009 follows:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans
individually evaluated for impairment	$8,582	1,477	491	1,667	220	-	80	12,517
Allowance related to loans
collectively evaluated for impairment	9,293	3,731	1,151	968	500	43	291	15,977

Balance at end of period	$17,875	5,208	1,642	2,635	720	43	371	28,494

Loans individually evaluated for impairment	$92,159	35,037	3,093	14,816	3,973	-	2,832	151,910

Loans collectively evaluated for impairment	587,498	501,694	54,495	47,138	44,975	619	31,681	1,268,100
Total gross loans	$679,657	536,731	57,588	61,954	48,948	619	34,513	1,420,010

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of December 31, 2010 and 2009:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
At December 31, 2010	(In Thousands)

Substandard	$72,846	25,071	1,874	9,569	1,936	-	2,557	113,853

Watch	24,343	30,877	1,401	14,394	892	-	706	72,613

Pass	484,837	486,654	42,874	29,998	48,905	154	26,549	1,119,971
	$582,026	542,602	46,149	53,961	51,733	154	29,812	1,306,437

At December 31, 2009

Substandard	$79,336	16,321	15,516	2,046	3,342	-	1,267	117,828

Watch	32,190	24,732	593	3,656	450	-	1,256	62,877

Pass	568,131	495,678	41,479	56,252	45,156	619	31,990	1,239,305
	$679,657	536,731	57,588	61,954	48,948	619	34,513	1,420,010

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

Factors that are important to managing overall credit quality include sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an allowance for loan losses, and sound non-accrual and charge-off policies.  Our underwriting policies require an officers' loan committee review and approve all loans in excess of $500,000.  In addition, an independent loan review function exists for all residential loans.  Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans.  To do so, we maintain a loan review system under which our credit management personnel review non owner occupied one-to four-family, over four-family, construction and land, commercial real estate and commercial loans that individually, or as part of an overall borrower relationship exceed $1.0 million in potential exposure.  Loans meeting these criteria are reviewed on an annual basis, or more frequently, if the loan is renewal is less than one year.  With respect to this review process, management has determined that pass loans include credits that exhibit acceptable financial statements, cash flow and leverage.  Watch credits have potential weaknesses that deserve management’s attention, and if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit.  Substandard loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged.  These loans generally have a well-defined weakness that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Finally, a loan is considered to be impaired when it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement.  Management has determined that all non-accrual loans and loans modified under troubled debt restructurings have been determined by the Bank to meet the definition of an impaired loan.

The following tables present data on impaired loans at December 31, 2010 and 2009.

  See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

	As of or for the Year Ended December 31, 2010
	Recorded Investment	Unpaid Principal	Reserve	Charge-Offs	Int Paid YTD
Total Impaired with Reserve
One- to four-family	$42,186	44,505	5,775	2,319	1,277
Over four-family	20,200	20,460	2,548	260	191
Construction and land	9,550	9,770	2,112	220	243
Commercial real estate	976	2,730	162	1,754	3
Home equity	565	565	311	-	19
Commercial	584	584	185	-	30
	$74,061	78,614	11,093	4,553	1,763

Total Impaired with no Reserve

One- to four-family	$36,248	43,567	-	7,319	1,167
Over four-family	10,088	13,527	-	3,439	481
Construction and land	2,787	5,859	-	3,072	10
Commercial real estate	862	1,030	-	168	27
Home equity	239	239	-	-	13
Commercial	1,446	1,446	-	-	16
	$51,670	65,668	-	13,998	1,714

Total Impaired

One- to four-family	$78,434	88,072	5,775	9,638	2,444
Over four-family	30,288	33,987	2,548	3,699	672
Construction and land	12,337	15,629	2,112	3,292	253
Commercial real estate	1,838	3,760	162	1,922	30
Home equity	804	804	311	-	32
Commercial	2,030	2,030	185	-	46
	$125,731	144,282	11,093	18,551	3,477

The difference between a loan’s recorded investment and the unpaid principal balance represents a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management’s assessment that the full collection of the loan balance is not likely.

  See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

	As of or for the Year Ended December 31, 2009
	Recorded Investment	Unpaid Principal	Reserve	Charge Offs	Int Paid YTD
Total Impaired with Reserve
One- to four-family	$51,852	54,109	8,581	2,257	2,215
Over four-family	23,673	24,410	1,477	738	1,395
Construction and land	12,567	13,616	1,668	1,049	327
Commercial real estate	1,072	2,826	220	1,754	35
Home equity	1,544	1,544	491	-	72
Commercial	80	80	80	-	3
	$90,788	96,585	12,517	5,798	4,047

Total Impaired with no Reserve

One- to four-family	$40,307	43,328	-	3,020	1,910
Over four-family	11,364	13,882	-	2,518	375
Construction and land	2,249	3,317	-	1,068	38
Commercial real estate	2,901	2,901	-	-	65
Home equity	1,549	1,725	-	176	70
Commercial	2,752	3,752	-	1,000	146
	$61,122	68,905	-	7,782	2,604

Total Impaired

One- to four-family	$92,159	97,437	8,581	5,277	4,125
Over four-family	35,037	38,292	1,477	3,256	1,770
Construction and land	14,816	16,933	1,668	2,117	365
Commercial real estate	3,973	5,727	220	1,754	100
Home equity	3,093	3,269	491	176	142
Commercial	2,832	3,832	80	1,000	149
	$151,910	165,490	12,517	13,580	6,651

See Accompanying notes to consolidated financial statements

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower’s intent and ability to make all principal and interest payments in accordance with contractual terms.  The evaluation process is subject to the use of significant estimates and actual results could differ from estimates.  This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis.  In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan.  Of the total $51.7 million of impaired loans for which no allowance has been provided, $14.0 million in charge-offs have been recorded to reduce the outstanding loans balance to an amount that is commensurate with the estimated fair value of the underlying collateral.  To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At December 31, 2010, total impaired loans includes $36.5 million of troubled debt restructurings, of which, $33.6 million are classified as performing.  The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate.  The restructured terms are typically in place for six to twelve months.  At December 31, 2009, total impaired loans included $52.1 million of troubled debt restructurings, of which, $42.7 million are classified as performing.

The following table presents data on non-accrual loans and troubled debt restructurings at December 31, 2010 and 2009:

	At December 31,
	2010	2009
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$56,759	45,988
Over four-family	20,587	16,683
Home equity	712	1,159
Construction and land	3,013	6,269
Commercial real estate	1,577	2,773
Commercial	1,530	2,441
Consumer	-	-
Total non-accrual loans	$84,178	75,313

Total performing troubled debt restructurings	$33,592	42,730

Total non-accrual loans to total loans, net	6.44%	5.30%
Total non-accrual loans and performing troubled
debt restructurings to total loans receivable	9.01%	8.31%
Total non-accrual loans to total assets	4.65%	4.03%

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

4)	Office Properties and Equipment

Office properties and equipment are summarized as follows:

	December 31,
	2010	2009
	(In Thousands)

Land	$6,959	6,959
Office buildings and improvements	29,400	29,291
Furniture and equipment	10,379	9,753
	46,738	46,003
Less accumulated depreciation	(18,542)	(16,859)
	$28,196	29,144

During the year ended December 31, 2009, the Company exercised its $3.3 million purchase option on a capital lease related to facilities and equipment at one of the Company’s branch locations. The building has been occupied since September 2005.

5)	Real Estate Owned

Real estate owned is summarized as follows:

	December 31,
	2010	2009
	(In Thousands)

One- to four-family	$28,142	27,016
Over four-family	14,903	8,824
Construction and land	9,926	10,458
Commercial real estate	4,781	4,631
	$57,752	50,929

During the year ended December 31, 2010, the Company transferred $41.8 to real estate owned from the loan portfolio.  During the same period the Company sold approximately $33.5 million of real estate owned.  The overall $6.8 million increase in real estate owned was primarily due to a $6.1 million increase in over four-family properties.

  See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

6)	Deposits

At December 31, 2010 and 2009, time deposits with balances greater than one hundred thousand dollars amounted to $271.7 million and $288.8 million, respectively.  Time deposits at December 31, 2010 and 2009 also include brokered deposits of $14.4 million and $63.6 million, respectively.

A summary of interest expense on deposits is as follows:

	Years ended December 31,
	2010	2009	2008
	(In Thousands)
			$
Interest-bearing demand deposits	37	35		151
Money market and savings deposits	493	534		2,231
Time deposits	20,459	33,915		39,868
	$20,989	34,484		42,250

A summary of the contractual maturities of time deposits at December 31, 2010 is as follows:

(In Thousands)
Within one year	$347,537
One to two years	607,643
Two to three years	6,769
Three to four years	3,114
Four through five years	9,276
After five years	52
$974,391

  See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

7)	Borrowings

Borrowings consist of the following:

	December 31, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(In Thousands)

Bank line of credit	$22,959	4.75%	-	-

Federal Home Loan Bank (FHLB) advances maturing:
2010	-	-	73,900	3.61%
2016	220,000	4.34%	220,000	4.34%
2017	65,000	3.19%	65,000	3.19%
2018	65,000	2.97%	65,000	2.97%

Repurchase agreements maturing:
2018	84,000	3.96%	84,000	3.96%
	$456,959	3.94%	507,900	3.85%

The bank line of credit is the outstanding portion of revolving lines with two unrelated banks.  The $50.0 million and $20.0 million lines of credit are utilized by Waterstone Mortgage Corporation to finance loans originated for sale.  Related interest rates are based upon the note rate associated with the loans being financed.

The $220.0 million in advances due in 2016 consist of eight advances with rates ranging from 4.01% to 4.82% callable quarterly until maturity.

The $65.0 million in advances due in 2017 consist of three advances with rates ranging from 3.09% to 3.46% callable quarterly until maturity.

The $65.0 million in advances due in 2018 consist of three advances with rates ranging from 2.73% to 3.11% callable quarterly until maturity.

The $84 million in repurchase agreements have rates ranging from 2.89% to 4.31% callable quarterly until maturity.  The repurchase agreements are collateralized by securities available for sale with an estimated market value of $100.0 million at December 31, 2010.

The Company selects loans that meet underwriting criteria established by the FHLBC as collateral for outstanding advances. The Company’s borrowings at the FHLBC are limited to 60% of the carrying value of unencumbered one- to four-family mortgage loans, 50% of the carrying value of home equity loans and 60% of the carrying value of over four-family loans. In addition, these advances are collateralized by FHLBC stock of $21.7 million at December 31, 2010 and 2009, respectively. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

Since October 2007, the FHLBC Chicago has been under a consensual cease and desist order with its regulator.  Under the terms of the order, capital stock repurchases, redemptions of FHLBC Chicago stock and dividend declarations are subject to prior written approval from the FHLBC Chicago’s regulator.  The Company believes that all FHLBC Chicago stock held at December 31, 2010 will ultimately be recovered.

  See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

8)	Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.  On December 18, 2009, WaterStone Bank entered into a consent order with its federal and state bank regulators whereby it has agreed to maintain a minimum Tier 1 capital ratio of 8.50% and a minimum total risk based capital ratio of 12.00%.  At December 31, 2010, these higher capital requirements were satisfied.  The consent order prohibits the Bank from paying dividends or repurchasing common stock without the written consent of the WDFI and FDIC.

As of December 31, 2010 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as quantitatively “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category, however, the outstanding consent order limits transactions otherwise available to “well capitalized” banks, such as acceptance of brokered deposits.

As a state-chartered savings bank, the Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.

The actual and required capital amounts and ratios for the Bank as of December 31, 2010 and 2009 are presented in the table below:

	December 31, 2010
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)

WaterStone Bank
Total capital (to risk-weighted assets)	$180,718	14.13%	102,324	8.00%	127,905	10.00%
Tier I capital (to risk-weighted assets)	164,568	12.87%	51,162	4.00%	76,743	6.00%
Tier I capital (to average assets)	164,568	8.83%	74,567	4.00%	93,208	5.00%
State of Wisconsin (to total assets)	164,568	9.12%	108,228	6.00%	N/A	N/A

	December 31, 2009
WaterStone Bank
Total capital (to risk-weighted assets)	$181,344	13.74%	105,559	8.00%	131,949	10.00%
Tier I capital (to risk-weighted assets)	164,693	12.48%	52,780	4.00%	79,170	6.00%
Tier I capital (to average assets)	164,693	8.71%	75,674	4.00%	94,592	5.00%
State of Wisconsin (to total assets)	164,693	8.86%	111,484	6.00%	N/A	N/A

  See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

9)	Stock Based Compensation

Stock-Based Compensation Plan

In 2006, the Company’s shareholders approved the 2006 Equity Incentive Plan.  All stock awards granted under these plans vest over a period of five years and are required to be settled in shares of the Company’s common stock.  The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised.  All restricted stock grants are issued from previously unissued shares.

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

Assumptions are used in estimating the fair value of stock options granted.  The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the SEC simplified approach to calculating expected term.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on the historical volatility for a group of selected peers.  The following assumptions were used in estimating the fair value of options granted in the year ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
Dividend Yield	0.00%	0.00%	1.32%
Risk-free interest rate	0.25%	0.40%	3.57%
Expected volatility	75.67%	31.86%	31.86%
Weighted average expected life	6.5 years	6.5 years	6.5 years
Weighted average per share value of options	$2.54	$1.51	$3.94

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

A summary of the Company’s stock option activity for the years ended December 31, 2010, 2009 and 2008 is presented below.

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

			Weighted Average	Aggregate
		Weighted Average	Years Remaining in	Instrinsic Value
Stock Options	Shares	Exercise Price	Contractual Term	(000's)
Outstanding December 31, 2007	782,500	17.63	9.02	-
Options exercisable at December 31, 2007	-

Granted	5,000	$11.71		-
Excercised	-			-
Forfeited	(20,000)	17.67		-
Outstanding December 31, 2008	767,500	17.59	8.03	-
Options exercisable at December 31, 2008	152,500	17.63	8.02	-

Granted	10,000	$4.65		-
Excercised	-			-
Forfeited	(20,000)	17.67		-
Outstanding December 31, 2009	757,500	17.41	7.07	-
Options exercisable at December 31, 2009	298,000	17.60	7.03	-

Granted	50,000	$3.80		-
Excercised	-			-
Forfeited	(5,000)	17.67		-
Outstanding December 31, 2010	802,500	16.44	6.34	-
Options exercisable at December 31, 2010	446,500	17.54	6.04	-

The following table summarizes information about the Company’s nonvested stock option activity for the years ended December 31, 2010 and 2009:

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2008	615,000	$6.21
Granted	10,000	1.51
Vested	(149,500)	6.23
Forfeited	(16,000)	6.27
Nonvested at December 31, 2009	459,500	6.13

Nonvested at December 31, 2009	459,500	$6.13
Granted	50,000	2.54
Vested	(150,500)	6.17
Forfeited	(3,000)	6.27
Nonvested at December 31, 2010	356,000	5.60

  See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

The Company amortizes the expense related to stock options as compensation expense over the vesting period.  During the year ended December 31, 2010, 50,000 options were granted and 5,000 were forfeited, of which 2,000 had vested in prior years.  During the year ended December 31, 2009, 10,000 options were granted and 20,000 were forfeited, of which 4,000 had vested in the prior year. During the year ended December 31, 2008, 5,000 options were granted and 20,000 were forfeited.  Expense for the stock options granted of $810,000, $804,000 and $746,000 was recognized during the years ended December 31, 2010, 2009 and 2008, respectively.  At December 31, 2010, the Company had $940,000 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 15 months.

The following table summarizes information about the Company’s restricted stock shares activity for the years ended December 31, 2010 and 2009:

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Nonvested at December 31, 2008	200,200	$17.46
Granted	5,000	4.65
Vested	(49,800)	17.51
Forfeited	(4,800)	17.67
Nonvested at December 31, 2009	150,600	17.02

Nonvested at December 31, 2009	150,600	$17.02
Granted	-	-
Vested	(49,200)	17.24
Forfeited	-	-
Nonvested at December 31, 2010	101,400	16.91

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period.  During the year ended December 31, 2010, no shares of restricted stock were awarded and no shares were forfeited.  During the year ended December 31, 2009, 5,000 shares of restricted stock were awarded and 4,800 were forfeited.  During the year ended December 31, 2008, 5,000 shares of restricted stock were awarded and 6,000 were forfeited.  Expense for the restricted stock awards of $848,000, $845,000 and $865,000 was recorded for the years ended December 31, 2010, 2009 and 2008, respectively.  At December 31, 2010, the Company had $877,000 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period 12 months.

10)	Employee Benefit Plans

The Company has two 401(k) profit sharing plans and trusts covering substantially all employees.  WaterStone Bank employees over 18 years of age are immediately eligible to participate in the Bank’s Plan.  Waterstone Mortgage employees over 21 years of age are eligible to participate in its Plan as of the first of the month following their date of employment.  Participating employees may annually contribute pretax compensation in accordance with IRS limits. The Company made no contributions to the Plans during the years ended December 31, 2010, 2009 and 2008.

The Company has a nonqualified salary continuation plan for one former employee. This agreement provides for payments of specific amounts over a 10-year period subsequent to the employee’s retirement. The deferred compensation liability was accrued ratably to the employee’s respective normal retirement date. Payments made to the retired employee reduce the liability. As of December 31, 2010 and 2009, approximately $960,000 and $1.1 million was accrued related to this plan. This agreement is funded by a life insurance policy with a death benefit of $5.8 million and a cash surrender value of $2.6 million and $2.3 million at December 31, 2010 and 2009, respectively. The former employee has no interest in this policy.  There was no expense for compensation under this agreement during the years ended December 31, 2010, 2009 and 2008.

During the year ended December 31, 2006, the Company established a nonqualified deferred compensation plan for executive officers.  The plan allows participants to defer a portion of regular salary and bonus to future periods.  The participant earns interest on the deferred balance.  During the year ended December 31, 2009, the balance of this plan was distributed to participants.  Earnings credited to deferred compensation totaled $26,000 for the year ended December 31, 2008.

  See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

11)	Employee Stock Ownership Plan

All employees are eligible to participate in the WaterStone Bank Employee Stock Ownership Plan (the “Plan”) after they attain twenty-one years of age and complete twelve consecutive months of service in which they work at least 1,000 hours of service.  The Plan borrowed $8.5 million from the Company and purchased 761,515 shares of common stock of the Company in the open market.  The Plan debt is secured by shares of the Company.  The Company has committed to make annual contributions to the Plan necessary to repay the loan, including interest.  The loan is scheduled to be repaid in ten annual installments.  While the shares are not released and allocated to Plan participants until the loan payment is made, the shares are deemed to be earned and are therefore, committed to be released throughout the service period.  As such, one-tenth of the shares are scheduled to be released annually as shares are earned over a period of ten years, beginning with the period ended December 31, 2005.  As the debt is repaid, shares are released from collateral and allocated to active participant accounts.  The shares pledged as collateral are reported as unearned ESOP shares in the consolidated statement of financial condition.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair market price of the shares, and the shares become outstanding for earnings per share computations.  Compensation expense attributed to the ESOP was $265,000, $250,000, and $776,000, respectively for the years ended December 31, 2010, 2009 and 2008.

The aggregate activity in the number of unearned ESOP shares, considering the allocation of those shares committed to be released as of December 31, is as follows:

	2010	2009
Beginning ESOP shares	380,757	456,909
Shares committed to be released	(76,152)	(76,152)
Unreleased shares	304,605	380,757

Fair value of unreleased shares (in thousands)	$990	781

12)	Income Taxes

The provision (benefit) for income taxes for the year ended December 31, 2010, 2009 and 2008 consists of the following:

	Years ended December 31,
	2010	2009	2008
	(In Thousands)
Current:
Federal	$30	(1,319)	(5,083)
State	22	(466)	(178)
	52	(1,785)	(5,261)
Deferred:
Federal	—	812	5,492
State	—	(333)	2,068
	—	479	7,560
Total	$52	(1,306)	2,299

  See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

The income tax provisions differ from that computed at the Federal statutory corporate tax rate for the years ended December 31, 2010, 2009 and 2008 as follows:

	Years ended December 31,
	2010	2009	2008
	(Dollars In Thousands)

Income before income taxes	$(1,802)	(11,444)	(24,147)
Tax at Federal statutory rate (35%)	(631)	(4,005)	(8,451)
Add (deduct) effect of:
State income taxes
net of Federal income tax benefit (expense)	14	(519)	1,229
Cash surrender value of life insurance	(398)	(433)	(505)
Non-deductible ESOP and stock
option expense	168	151	169
Tax-exempt interest income	(294)	(439)	(397)
Change in valuation allowance on deferred taxes	1,281	3,983	10,227
Other	(88)	(44)	27
Income tax provision (benefit)	52	(1,306)	2,299
Effective tax rate	(2.9%)	11.4%	(9.5%)

The increase in the required valuation allowance was largely due to an increase in the Company’s net deferred tax assets, partly offset by a reduction related to changes in the beginning of the year valuation allowance solely attributable to identifiable events recorded in other comprehensive income, primarily changes in unrealized gains on the available-for-sale investment portfolio, the tax effects of which were therefore allocated to other comprehensive income.

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

The significant components of the Company’s net deferred tax assets (liabilities) included in prepaid expenses and other assets are as follows at December 31, 2010 and 2009:

	December 31,
	2010	2009
Gross deferred tax assets:	(In Thousands)
Excess book depreciation	$903	812
Compensation agreements	374	595
Restricted stock and stock options	1,047	898
Allowance for loan losses	11,292	11,436
Real estate owned write-downs	2,037	1,815
Interest recognized for tax but not books	1,330	1,522
Federal NOL carryforward	705	—
State NOL carryforward	1,132	1,436
Unrealized loss on impaired securities	635	799
Unrealized loss on securities available for sale, net	—	1,474
Charitable contributions carry forward	—	996
Other	275	312
Total gross deferred tax assets	19,730	22,095
Valuation allowance	(15,990)	(16,917)
Deferred tax assets	3,740	5,178
Gross deferred tax liabilities:
Unrealized gain on securities available for sale, net	(789)	—
FHLB stock dividends	(898)	(931)
Deferred loan fees	(971)	(1,083)
Deferred liabilities	(2,658)	(2,014)
Net deferred tax assets	$1,082	3,164

The Company has a Federal NOL carry forward of $2.0 million at December 31, 2010 which expires in 2030.  The Company has a Wisconsin NOL carry forward of $30.5 million at December 31, 2010 and $29.8 million at December 31, 2009, which will begin to expire in 2028.  The charitable contributions carry forward expired in 2010.

All of the deferred tax assets related to these NOLs are fully offset by valuation allowances.  Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Examples of positive evidence may include the existence of taxes paid in available carry back years as well as the probability that taxable income will be generated in future periods, while examples of negative evidence may include the cumulative losses in the current year and prior two years and general business and economic trends.  At both December 31, 2010 and 2009, the Company determined a valuation allowance was necessary, largely based on the negative evidence represented by a cumulative loss in the most recent three-year period caused by the significant loan loss provisions recorded during the past three years.  In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of projected earnings.  Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly.

  See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

Under the Internal Revenue Code and Wisconsin Statutes, the Company was permitted to deduct, for tax years beginning before 1988, an annual addition to a reserve for bad debts. This amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings at December 31, 2010 include approximately $16.7 million for which no deferred Federal or state income taxes were provided.  Deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

The Company and its subsidiaries file consolidated federal and state tax returns. One subsidiary also files separate state income tax returns in certain states.  The Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2005.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
Balance at Jaunary 1	$15,000	20,000
Increases related to current period positions	-	15,000
Decreases related to prior period positions	(15,000)	(20,000)
Balance at December 31	$-	15,000

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  During the years ended 2010, 2009 and 2008 the Company recorded $0 in interest and penalties.

13)	Financial Instruments with Off-Balance-Sheet Risk

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
	(In Thousands)
Financial instruments whose contract
amounts represent potential credit risk:
Commitments to extend credit under
first mortgage loans	$14,681	13,607
Commitments to extend credit under
home equity lines of credit	25,803	28,376
Unused portion of construction loans	2,832	7,861
Unused portion of business lines of credit	10,630	13,581
Standby letters of credit	991	1,001

  See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of December 31, 2010 and 2009.

14)	Derivative Financial Instruments

In connection with its mortgage banking activities, the Company enters into derivative financial instruments as part of its strategy to manage its exposure to changes in interest rates.   Mortgage banking derivatives include interest rate lock commitments provided to customers to fund mortgage loans to be sold in the secondary market and forward commitments for the future delivery of such loans.  It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale.  The Company’s mortgage banking derivatives have not been designated as being in hedge relationships.  These instruments are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of ASC 815.  Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  The Company does not use derivatives for speculative purposes.

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale.    At December 31, 2010, The Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $79.5 million and interest rate lock commitments with an aggregate notional amount of approximately $78.5 million.  The fair value of the mortgage derivatives at December 31, 2010 included a net gain of $470,000 on forward commitments to sell residential mortgage loans to various investors and the net loss of $63,000 on interest rate lock commitments to originate residential mortgage loans held for sale to individuals.

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

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

15)	Fair Values Measurements

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

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of December 31, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

  See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

		Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$44,330	-	44,330	-
Collateralized mortgage obligations	64,724	-	44,423	20,301
Government sponsored enterprise bonds	57,698	-	57,698	-
Municipal securities	31,120	-	31,120	-
Other debt securities	5,294	5,294	-	-

Loans held for sale	96,133	-	96,133	-
Mortgage banking derivative assets	470	-	-	470
Mortgage banking derivative liabilities	63	-	-	63
	$299,832	5,294	273,704	20,834

		Fair Value Measurements Using
	December 31, 2009	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$41,513	-	41,513	-
Collateralized mortgage obligations	75,322	-	59,523	15,799
Government sponsored enterprise bonds	40,589	-	40,589	-
Municipal securities	43,241	-	43,241	-
Other debt securities	4,750	4,750	-	-

Loans held for sale	45,052	-	45,052	-
Mortgage banking derivative assets	252	-	-	252
Mortgage banking derivative liabilities	211	-	-	211
	$250,930	4,750	229,918	16,262

The following summarizes the valuation techniques for assets recorded in our consolidated statements of financial condition at their fair value on a recurring basis:

Available for sale securities – The Company’s investment securities classified as available for sale include: mortgage-backed securities, collateralized mortgage obligations, government sponsored enterprise bonds, municipal securities and other debt securities. The fair value of mortgage-backed securities, collateralized mortgage obligations and government sponsored enterprise bonds are determined by a third party valuation source using observable market data utilizing a matrix or multi-dimensional relational pricing model.  Standard inputs to these models include observable market data such as benchmark yields, reported trades, broker quotes, issuer spreads, benchmark securities, prepayment models and bid/offer market data.  For securities with an early redemption feature, an option adjusted spread model is utilized to adjust the issuer spread.  These model and matrix measurements are classified as Level 2 and Level 3 in the fair value hierarchy.  The fair value of municipal securities is determined by a third party valuation source using observable market data utilizing a multi-dimensional relational pricing model.  Standard inputs to this model include observable market data such as benchmark yields, reported trades, broker quotes, rating updates and issuer spreads.  These model measurements are classified as Level 2 in the fair value hierarchy.  The fair value of other debt securities, which includes a trust preferred security issued by a financial institution, is determined through quoted prices in active markets and is classified as Level 1 in the fair value hierarchy.

  See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

Loans held for sale – Effective January 1, 2009, the Company elected to carry loans held for sale at fair value under the fair value option model.  Fair value is generally determined by estimating a gross premium or discount, which is derived from pricing currently observable in the secondary market, principally from observable prices for forward sale commitments.  At December 31, 2010 and December 31, 2009, loans held-for-sale totaled $96.1 million and $45.1 million, respectively.  Loans held-for-sale are considered to be Level 2 in the fair value hierarchy of valuation techniques.

Mortgage banking derivatives - Mortgage banking derivatives include interest rate lock commitments to originate residential loans held for sale to individual customers and forward commitments to sell residential mortgage loans to various investors.  The Company relies on a valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes applying a pull through rate based upon historical experience and the current interest rate environment and then multiplying by quoted investor prices.  The Company also relies on a valuation model to estimate the fair value of its forward commitments to sell residential loans, which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available.  While there are Level 2 and 3 inputs used in the valuation models, the Company has determined that one or more of the inputs significant in the valuation of both of the mortgage banking derivatives fall within Level 3 of the fair value hierarchy.

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2010 and 2009.

	Available for sale securities	Mortgage banking derivatives
	(In Thousands)

Balance at December 31, 2008	$4,242	-
Transfer into level 3	9,870	-
Unrealized holding losses arising during the period:
Included in other comprehensive income	2,427	-
Other than temporary impairment included in net loss	(1,112)	-
Principal repayments	(750)	-
Net accretion of discount/amortization of premium	5	-
Cummulative-effect adjustment	1,117	-
Mortgage derivative gain, net	-	41
Balance at December 31, 2009	15,799	41

Transfer into level 3	-	-
Unrealized holding losses arising during the period:
Included in other comprehensive income	5,261	-
Other than temporary impairment included in net loss	-	-
Principal repayments	(881)	-
Net accretion of discount/amortization of premium	122	-
Cummulative-effect adjustment	-	-
Mortgage derivative gain, net	-	366
Balance at December 31, 2010	$20,301	407

Level 3 available-for-sale securities include two corporate collateralized mortgage obligations.  The market for these securities was not active as of December 31, 2010.  As such, the Company valued this security based on the present value of estimated future cash flows   Additional impairment may be incurred in future periods if estimated future cash flows are less than the cost basis of the securities. There were no transfers in or out of Level 1 or Level 2 measurements during the periods.

  See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of December 31, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
	(In Thousands)

Loans (1)	$62,968	-	-	62,968
Real estate owned	57,752	-	-	57,752

		Fair Value Measurements Using
	December 31, 2009	Level 1	Level 2	Level 3
	(In Thousands)

Loans (1)	$78,271	-	-	78,271
Real estate owned	50,929	-	-	50,929

          (1)  Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis.  On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral.  Fair value is determined based on third party appraisals.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques.  At December 31, 2010, loans determined to be impaired with an outstanding balance of $74.1 million were carried net of specific reserves of $11.1 million for a fair value of $63.0 million.  At December 31, 2009, loans determined to be impaired with an outstanding balance of $90.8 million were carried net of specific reserves of $12.5 million for a fair value of $78.3 million.  Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals obtained at the time the Company takes title to the property and, if less than the carrying value of the loan, the carrying value of the loan is adjusted to the fair value.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques.  Changes in the value of real estate owned totaled $2.1 million and $4.3 million during the years ended December 31, 2010 and 2009, respectively and are recorded in real estate owned expense. At December 31, 2010 and December 31, 2009, real estate owned totaled $57.8 million and $50.9 million, respectively.

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

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

The carrying amounts and fair values of the Company’s financial instruments consist of the following at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In Thousands)
Financial Assets
Cash and cash equivalents	$74,945	74,945	71,120	71,120
Securities available-for-sale	203,166	203,166	205,415	205,415
Securities held-to-maturity	2,648	2,501	2,648	1,930
Loans held for sale	96,133	96,133	45,052	45,052
Loans receivable	1,306,437	1,313,854	1,420,010	1,403,266
FHLB stock	21,653	21,653	21,653	21,653
Cash surrender value of life insurance	35,385	35,385	33,941	33,941
Accrued interest receivable	4,101	4,101	4,525	4,525
Mortgage banking derivative assets	470	470	252	252

Financial Liabilities
Deposits	1,145,529	1,153,065	1,164,890	1,167,834
Advance payments by
borrowers for taxes	2,379	2,379	630	630
Borrowings	456,959	482,933	507,900	513,596
Accrued interest payable	2,326	2,326	3,337	3,337
Mortgage banking derivative liabilities	63	63	211	211

Other Financial Instruments
Stand-by letters of credit	5	5	5	5

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
Years Ended December 31, 2010, 2009 and 2008

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
Years Ended December 31, 2010, 2009 and 2008

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit is not material at December 31, 2010 and 2009.

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

16)	Earnings (loss) per share

Earnings per share are computed using the two-class method.  Basic earnings (loss) per share is computed by dividing net income (loss) allocated to common shares by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include unvested restricted shares.  Unvested restricted shares are considered participating securities because holders of these securities have the right to receive dividends at the same rate as holders of the Company’s common stock.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Unvested restricted stock and stock options are considered outstanding for diluted earnings per share only.  Unvested restricted stock and stock options totaling 101,400 and 356,000 shares for the year ended December 31, 2010 and 150,600 and 459,500 shares for the year ended December 31, 2009 and 200,200 and 615,000 shares for the year ended December 31, 2008 are antidilutive and are excluded from the loss per share calculation.  Presented below are the calculations for basic and diluted earnings loss per share.

	For the year ended December 31,
	2010	2009	2008
	(In Thousands, except per share amounts)

Net loss	$(1,854)	(10,138)	(26,446)

Weighted average shares outstanding	30,804	30,680	30,556
Effect of dilutive potential common shares	-	-	-
Diluted weighted average shares outstanding	30,804	30,680	30,556

Basic loss per share	$(0.06)	(0.33)	(0.87)
Diluted loss per share	$(0.06)	(0.33)	(0.87)

  See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

17)	Condensed Parent Company Only Statements

Statements of Financial Condition

	December 31,
	2010	2009
	(In Thousands)
Assets
Cash and cash equivalents	$557	446
Securities available for sale (at fair value)	5,294	4,500
Investment in subsidiaries	166,555	163,602
Receivable from ESOP	-	-
Other assets	21	257
Total Assets	$172,427	168,805

Liabilities and shareholders' equity
Liabilities:
Other liabilities	207	213
Shareholders' equity
Preferred Stock (par value $.01 per share)	-	-
Authorized - 20,000,000 shares, no shares issued
Common stock (par value $.01 per share)	340	340
Authorized - 200,000,000 shares in 2009 and 2008
Issued - 33,974,450 in 2010 and 2009
Outstanding - 31,250,097 in 2010 and 2009
Additional paid-in-capital	109,953	108,883
Retained earnings	109,046	110,900
Unearned ESOP shares	(3,416)	(4,269)
Treasury stock (2,724,353 shares), at cost	(45,261)	(45,261)
Accumulated other comprehensive loss (net of taxes)	1,558	(2,001)
Total shareholders' equity	172,220	168,592
Total liabilities and shareholders' equity	$172,427	168,805

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

Statements of Operations

	For the year ended December 31,
	2010	2009	2008
	(In Thousands)

Interest income	$715	766	1,043
Provision for loan losses	-	-	252
Interest income after provision for loan losses	715	766	791

Equity in loss of subsidiaries	(2,790)	(11,201)	(25,220)
Total loss	(2,075)	(10,435)	(24,429)

Compensation	(541)	(557)	(30)
Professional fees	40	51	47
Other expense	280	131	557
Total expense	(221)	(375)	574

Loss before income tax	(1,854)	(10,060)	(25,003)
Income tax expense	-	78	1,443
Net loss	$(1,854)	(10,138)	(26,446)

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008

Statements of Cash Flows

	For the year ended December 31,
	2010	2009	2008
	(In Thousands)
Cash flows from operating activities
Net income (loss)	$(1,854)	(10,138)	(26,446)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Provision for loan losses	-	-	252
Amortization of unearned ESOP	264	250	776
Stock based compensation	1,659	1,648	1,611
Deferred income taxes	319	(8)	1,285
Equity in earnings of subsidiaries	2,790	11,201	25,220
Change in other assets and liabilities	(2,067)	(562)	1,088
Net cash provided by operating activities	1,111	2,391	3,786

Cash flows from investing activities:
Net decrease in loans receivable	-	-	4,135
Purchase of available for sale securities	-	-	(5,000)
Capital contributions to subsidiary	(1,000)	(3,000)	(26,218)
Net cash used in investing activities	(1,000)	(3,000)	(27,083)

Net cash provided by (used in) financing activities	-	-	-
Net increase (decrease) in cash	111	(609)	(23,297)
Cash and cash equivalents at beginning of period	446	1,055	24,352
Cash and cash equivalents at end of period	$557	446	1,055

18)	Segments and Related Information

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

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, is included below under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Waterstone Financial, Inc.:

We have audited Waterstone Financial, Inc’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Waterstone Financial, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Waterstone Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Waterstone Financial, Inc and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010 and our report dated March 14, 2011 expressed an unqualified opinion on those consolidated financial statements.

                   /s/ KPMG LLP
Milwaukee, Wisconsin
March 14, 2011

Item 9B.                 Other Information.

None

Part III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information in the Company’s definitive Proxy Statement, prepared for the 2011 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the caption “Election of Directors” and compliance with Section 16 reporting requirements under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and information concerning executive officers of the Company under the caption “Executive Officers of Waterstone Financial” and information concerning corporate governance under the caption “Other Board and Corporate Governance Matters” in Part I hereof is incorporated herein by reference.

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

Name and Age	Offices and Positions with Waterstone Financial and Subsidiaries*	Executive Officer Since
Douglas S. Gordon, 53	Chief Executive Officer and President of Waterstone Financial and of WaterStone Bank	2005
Richard C. Larson, 53	Chief Financial Officer and Senior Vice President of Waterstone Financial and of WaterStone Bank	1990 (1)
William F. Bruss, 41	General Counsel, Senior Vice President and Secretary of Waterstone Financial and of WaterStone Bank	2005
Rebecca M. Arndt, 43	Vice President – Retail Operations of WaterStone Bank	2006
Eric J. Egenhoefer, 35	President of Waterstone Mortgage Corporation	2008

*	Excluding directorships and excluding positions with Bank subsidiary positions which do not constitute a substantial part of the officers’ duties.
(1)	Indicates date when individual first held an executive officer position with the Bank. This individual became an executive officer of Waterstone Financial upon its organization as noted.

Item 11.                 Executive Compensation

The information in the Company’s definitive Proxy Statement, prepared for the 2011 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Discussion and Analysis” is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the Company’s definitive Proxy Statement, prepared for the 2011 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Stock Ownership of Certain Beneficial Owners” is incorporated herein by reference.

Compensation Plans

Set forth below is information as of December 31, 2010 regarding equity compensation plans that have been approved by shareholders.  The Company has no equity based benefit plans, other than its employee stock ownership plan, that were not approved by shareholders.

Plan	Number of shares to be issued upon exercise of outstanding options and rights		Weighted average option exercise price	Number of securities remaining available for issuance under plan
2006 Equity Incentive Plan	1,494,298	(1)	$16.44	441,098
__________
(1)
Consists of 1,067,356 shares reserved for grants of stock options and 426,942 shares reserved for grants of restricted stock.  On December 31, 2010, 802,500 options were outstanding with a weighted average exercise price of $16.44 of which 446,500 were exercisable as of that date.

Item 13.                 Certain Relationships and Related Transactions and Director Independence

The information in the Company’s definitive Proxy Statement, prepared for the 2011 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Certain Transactions with the Company” and “Board Meetings and Committee” is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

The information in the Company’s definitive Proxy Statement, prepared for the 2011 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Independent Registered Public Accounting Firm,” is incorporated herein by reference.

Part IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)       Documents filed as part of the Report:
  1. and 2.  Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Waterstone Financial, Inc. and subsidiaries are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:

    Consolidated Statements of Financial Condition – December 31, 2010 and 2009.

    Consolidated Statements of Operations – Years ended December 31, 2010, 2009 and 2008.

    Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2010, 2009 and 2008.

    Consolidated Statements of Cash Flows – Years ended December 31, 2010, 2009 and 2008.

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
March 14, 2011

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
(Principal Financial and Accounting Officer)

/s/Michael L. Hansen
Michael L. Hansen, Director

/s/Stephen J. Schmidt
Stephen J. Schmidt, Director

           *Each of the above signatures is affixed as of March 14, 2011.

WATERSTONE FINANCIAL, INC
(“Waterstone Financial” or the “Company”)
Commission File No. 000-51507

EXHIBIT INDEX
TO
2010 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Annual Report on Form 10-K for the year ended December 31, 2010:

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