Form 10-Q
period 2011-03-31
WATERSTONE FINANCIAL INC
filed 2011-05-06
CIK 1329517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 31,250,097 at April 30, 2011.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets	(In Thousands, except share data)
Cash	$116,104	65,900
Federal funds sold	8,738	9,426
Short term investments	-	5
Cash and cash equivalents	124,842	75,331
Securities available for sale (at fair value)	206,269	203,166
Securities held to maturity (at amortized cost),
fair value of $2,575 in 2011 and $2,501 in 2010	2,648	2,648
Loans held for sale (at fair value)	29,092	96,133
Loans receivable	1,274,393	1,306,437
Less: Allowance for loan losses	32,094	29,175
Loans receivable, net	1,242,299	1,277,262
Office properties and equipment, net	28,005	28,196
Federal Home Loan Bank stock (at cost)	21,653	21,653
Cash surrender value of life insurance	35,537	35,385
Real estate owned	61,184	57,752
Prepaid expenses and other assets	9,497	11,440
Total assets	$1,761,026	1,808,966

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$65,770	67,735
Money market and savings deposits	105,776	103,403
Time deposits	957,862	974,391
Total deposits	1,129,408	1,145,529

Short term borrowings	979	22,959
Long term borrowings	434,000	434,000
Advance payments by borrowers for taxes	8,767	2,379
Other liabilities	17,035	31,879
Total liabilities	1,590,189	1,636,746

Shareholders’ equity:
Preferred stock (par value $.01 per share)
Authorized 20,000,000 shares, no shares issued	—	—
Common stock (par value $.01 per share)
Authorized - 200,000,000 shares in 2011 and 2010
Issued - 33,974,450 shares in 2011 and in 2010
Outstanding - 31,250,097 shares in 2011 and in 2010	340	340
Additional paid-in capital	110,224	109,953
Accumulated other comprehensive income, net of taxes	1,234	1,558
Retained earnings	107,502	109,046
Unearned ESOP shares	(3,202)	(3,416)
Treasury shares (2,724,353 shares), at cost	(45,261)	(45,261)
Total shareholders’ equity	170,837	172,220
Total liabilities and shareholders’ equity	$1,761,026	1,808,966

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2011	2010
	(In Thousands, except share data)
Interest income:
Loans	$18,465	20,753
Mortgage-related securities	1,037	1,490
Debt securities, cash and cash equivalents	835	806
Total interest income	20,337	23,049
Interest expense:
Deposits	4,099	5,845
Borrowings	4,311	4,771
Total interest expense	8,410	10,616
Net interest income	11,927	12,433
Provision for loan losses	4,875	5,457
Net interest income after provision for loan losses	7,052	6,976
Noninterest income:
Service charges on loans and deposits	249	286
Increase in cash surrender value of life insurance	152	182
Mortgage banking income	6,163	3,591
Other	233	242
Total noninterest income	6,797	4,301
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	7,917	5,113
Occupancy, office furniture and equipment	1,619	1,307
Advertising	321	204
Data processing	350	364
Communications	258	233
Professional fees	394	309
Real estate owned	1,795	1,430
FDIC insurance premiums	1,061	1,122
Other	1,639	1,019
Total noninterest expenses	15,354	11,101
Income (loss) before income taxes	(1,505)	176
Income taxes	39	-
Net income (loss)	$(1,544)	176
Income (loss) per share:
Basic	$(0.05)	0.01
Diluted	$(0.05)	0.01
Weighted average shares outstanding:
Basic	30,898,687	30,773,335
Diluted	30,898,687	30,773,335

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other		Unearned		Total
	Common Stock		Paid-In	Comprehensive	Retained	ESOP	Treasury	Shareholders'
	Shares	Amount	Capital	Loss	Earnings	Shares	Shares	Equity
	(In Thousands)
Balances at December 31, 2009	31,250	$340	108,883	(2,001)	110,900	(4,269)	(45,261)	168,592

Comprehensive income:
Net income	—	—	—	—	176	—	—	176
Other comprehensive income:
Net unrealized holding gain on
available for sale securities arising during the period, net of taxes of $588	—	—	—	1,043	—	—	—	1,043
Reclassification of adjustment for net losses on
available for sale securities realized during the period, net of taxes of $4	—	—	—	7	—	—	—	7
Total comprehensive income								1,226

ESOP shares committed to be released to Plan participants	—	—	(165)	—	—	213	—	48
Stock based compensation	—	—	413	—	—	—	—	413

Balances at March 31, 2010	31,250	$340	109,131	(951)	111,076	(4,056)	(45,261)	170,279

Balances at December 31, 2010	31,250	$340	109,953	1,558	109,046	(3,416)	(45,261)	172,220

Comprehensive income (loss):
Net loss	—	—	—	—	(1,544)	—	—	(1,544)
Other comprehensive income (loss):
Net unrealized holding loss on
available for sale securities arising during the period, net of taxes of $51	—	—	—	(324)	—	—	—	(324)
Total comprehensive income (loss)								(1,868)

ESOP shares committed to be released to Plan participants	—	—	(160)	—	—	214	—	54
Stock based compensation	—	—	431	—	—	—	—	431

Balances at March 31, 2011	31,250	$340	110,224	1,234	107,502	(3,202)	(45,261)	170,837

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2011	2010
	(In Thousands)
Operating activities:
Net income (loss)	$(1,544)	176
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Provision for loan losses	4,875	5,457
Depreciation	466	465
Deferred income taxes	39	(168)
Stock based compensation	431	413
Net amortization of premium on debt and mortgage-related securities	135	(6)
Amortization of unearned ESOP shares	54	48
Loss on sale of real estate owned and other assets	215	201
Gain on sale of loans held for sale	(6,163)	(3,455)
Loans originated for sale	(182,970)	(151,582)
Proceeds on sales of loans originated for sale	256,174	160,817
Increase in accrued interest receivable	(80)	(345)
Increase in cash surrender value of bank owned life insurance	(152)	(182)
Decrease in accrued interest on deposits and borrowings	(166)	(643)
Decrease in other liabilities	(10,679)	(3,417)
(Increase) decrease in accrued tax receivable	(67)	3,111
Other	2,028	858
Net cash provided by operating activities	62,596	11,748

Investing activities:
Net decrease in loans receivable	20,777	3,407
Purchases of:
Debt securities	(25,382)	(30,000)
Premises and equipment, net	(287)	(128)
Proceeds from:
Principal repayments on mortgage-related securities	9,727	9,567
Sales of mortgage-related securities	—	2,056
Sales of debt securities	—	8,349
Maturities of debt securities	8,184	15,303
Sales of real estate owned and other assets	5,609	4,650
Net cash provided by investing activities	18,628	13,204

Financing activities:
Net increase (decrease) in deposits	(16,121)	13,629
Net change in short-term borrowings	(21,980)	(37,000)
Net change in advance payments by borrowers for taxes	6,388	7,415
Net cash used in financing activities	(31,713)	(15,956)
Increase in cash and cash equivalents	49,511	8,996
Cash and cash equivalents at beginning of period	75,331	71,120
Cash and cash equivalents at end of period	$124,842	80,116

Supplemental information:
Cash paid, credited or (received) during the period for:
Income tax payments (refunds)	67	(3,111)
Interest payments	8,575	11,259
Noncash investing activities:
Loans receivable transferred to real estate owned	9,311	7,248

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2010 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Note 2 — Securities

Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	March 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$38,878	1,778	(71)	40,585
Collateralized mortgage obligations:
Government sponsored enterprise issued	33,577	864	(116)	34,325
Private-label issued	24,793	254	(1,079)	23,968
Mortgage-related securities	97,248	2,896	(1,266)	98,878

Government sponsored enterprise bonds	63,736	235	(52)	63,919
Municipal securities	38,591	815	(1,188)	38,218
Other debt securities	5,000	254	—	5,254
Debt securities	107,327	1,304	(1,240)	107,391
	$204,575	4,200	(2,506)	206,269

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$42,607	1,839	(116)	44,330
Collateralized mortgage obligations:
Government sponsored enterprise issued	38,262	1,141	(126)	39,277
Private-label issued	26,199	280	(1,032)	25,447
Mortgage-related securities	107,068	3,260	(1,274)	109,054

Government sponsored enterprise bonds	57,327	391	(20)	57,698
Municipal securities	31,804	721	(1,405)	31,120
Other debt securities	5,000	294	—	5,294
Debt securities	94,131	1,406	(1,425)	94,112
	$201,199	4,666	(2,699)	203,166

The majority of the Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by either Fannie Mae or Freddie Mac.  At March 31, 2011, $41.4 million of the Company’s government sponsored entity bonds and $57.3 million of the Company’s mortgage-related securities were pledged as collateral to secure repurchase agreement obligations of the Company.

The amortized cost and fair values of investment securities by contractual maturity at March 31, 2011, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt securities
Due within one year	$6,779	6,783
Due after one year through five years	76,290	76,884
Due after five years through ten years	8,645	9,021
Due after ten years	15,613	14,703
Mortgage-related securities	97,248	98,878
	$204,575	206,269

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$12,995	(71)	—	—	12,995	(71)
Collateralized mortgage obligations:
Government sponsored entities	12,181	(116)	—	—	12,181	(116)
Private-label issue	200	(1)	15,978	(1,078)	16,178	(1,079)
Government sponsored enterprise bonds	17,934	(52)	—	—	17,934	(52)
Municipal securities	5,419	(434)	3,731	(754)	9,150	(1,188)
	$48,729	(674)	19,709	(1,832)	68,438	(2,506)

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$14,215	(116)	—	—	14,215	(116)
Collateralized mortgage obligations:
Government sponsored entities	13,145	(126)	—	—	13,145	(126)
Private-label issue	—	—	16,908	(1,032)	16,908	(1,032)
Government sponsored enterprise bonds	7,553	(20)	—	—	7,553	(20)
Municipal securities	7,206	(545)	3,619	(860)	10,825	(1,405)
	$42,119	(807)	20,527	(1,892)	62,646	(2,699)

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

As of March 31, 2011, the Company had six securities which had been in an unrealized loss position for twelve months or longer, including one private-label collateralized mortgage obligation security and five municipal securities.  Based upon the aforementioned factors, the Company identified two collateralized mortgage obligation securities at March 31, 2011 with a combined amortized cost of $20.7 million for which a cash flow analysis was performed to determine whether an other-than-temporary impairment was warranted.  This evaluation indicated that the two collateralized mortgage obligations were other-than-temporarily impaired.  Estimates of discounted cash flows based on expected yield at time of original purchase, prepayment assumptions based on actual and anticipated prepayment speed, actual and anticipated default rates and estimated level of severity given the loan to value ratios, credit scores, geographic locations, vintage and levels of subordination related to the security and its underlying collateral resulted in a projected credit loss on the collateralized mortgage obligations.  One of these securities had been deemed other-than-temporarily impaired in 2008 and a cumulative-effect adjustment of $1.1 million was made to retained earnings as of January 1, 2009 to reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis as of the beginning of the period in which the aforementioned accounting principals were adopted.  Additional estimated credit losses on the two collateralized mortgage obligations of $1.1 million were charged to earnings during the year ended December 31, 2009.  The fair value of these two securities was $19.8 million as of March 31, 2011.  As of March 31, 2011, unrealized losses on these collateralized mortgage obligations include other-than-temporary impairment recognized in other comprehensive income (before taxes) of $935,000.

The following table presents the change in other-than-temporary credit related impairment charges on collateralized mortgage obligations for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(in thousands)
Credit related impairments on securities as of December 31, 2009	1,762
Credit related impairments related to securites for which an other-than-temporary
impairment was not previously recognized	-
Increase in credit related impairments related to securities for which an other-than-
temporary impairment was previously recognized	-
Reduction for increases in cash flows expected over the remaining life
of the securities	(122)
Credit related impairments on securities as of December 31, 2010	$1,640
Credit related impairments related to securites for which an other-than-temporary
impairment was not previously recognized	-
Increase in credit related impairments related to securities for which an other-than-
temporary impairment was previously recognized	-
Reduction for increases in cash flows expected over the remaining life
of the securities	-
Credit related impairments on securities as of March 31, 2011	$1,640

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

Securities Held to Maturity

As of March 31, 2011, the Company held one security that has been designated as held to maturity.  The security has an amortized cost of $2.65 million and an estimated fair value of $2.58 million.  The final maturity of this security is 2022, however, it is callable quarterly.  The Company has performed an assessment to determine whether this security is other-than-temporarily impaired.  Based upon a number of factors, including significant and repeated investments on the part of the United States government, the Company has determined that the security is not other-than-temporarily impaired at March 31, 2011.

Note 3 — Loans Receivable

Loans receivable are summarized as follows:

	March 31,	December 31,
	2011	2010
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$563,641	584,014
Over four-family residential	539,253	542,602
Home equity	68,889	71,952
Commercial real estate	50,234	51,733
Construction and land	55,209	56,794
Consumer loans	135	154
Commercial business loans	37,799	40,442
Gross loans receivable	1,315,160	1,347,691
Less:
Undisbursed loan proceeds	38,826	39,265
Unearned loan fees	1,941	1,989
Total loans receivable	$1,274,393	1,306,437

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  While credit risks tend to be geographically concentrated in the Company’s Milwaukee metropolitan area and while 87.7% of the Company’s loan portfolio involves loans that are secured by residential real estate, there are no concentrations with individual or groups of related borrowers.  While the real estate collateralizing these loans is primarily residential in nature, it ranges from owner-occupied single family homes to large apartment complexes.  In addition, real estate collateralizing $118.1 million or 9.0% of total mortgage loans is located outside of the state of Wisconsin.   The Company does not have a concentration of loans in any specific industry.

The unpaid principal balance of loans serviced for others was $6.3 million at both March 31, 2011 and December 31, 2010. These loans are not reflected in the consolidated financial statements.

During the three months ended March 31, 2011, $183.0 million in residential loans were originated for sale.  During the same period sales of loans held for sale totaled $250.0 million in loans held for sale at a gain of $6.2 million.

An analysis of past due financing receivables as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011

	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$27,966	3,470	36,422	67,858	493,842	561,700
Over four-family	2,953	1,037	10,948	14,938	524,315	539,253
Home equity	583	111	227	921	43,268	44,189
Construction and land	457	62	1,882	2,401	48,265	50,666
Commercial real estate	761	-	997	1,758	48,476	50,234
Consumer	-	-	-	-	135	135
Commercial loans	-	-	868	868	27,348	28,216
Total	$32,720	4,680	51,344	88,744	1,185,649	1,274,393

	As of December 31, 2010
Mortgage loans:
Residential real estate:
One- to four-family	$13,220	7,887	44,055	65,162	516,864	582,026
Over four-family	1,639	2,366	12,307	16,312	526,290	542,602
Home equity	497	96	207	800	45,349	46,149
Construction and land	586	1,326	2,754	4,666	49,295	53,961
Commercial real estate	574	222	1,101	1,897	49,836	51,733
Consumer	-	-	-	-	154	154
Commercial loans	394	-	1,432	1,826	27,986	29,812
Total	$16,910	11,897	61,856	90,663	1,215,774	1,306,437

(1)	Includes $11.6 million and $3.5 million for March 31, 2011 and December 31, 2010, respectively, which are on non-accrual status.
(2)	Includes $4.7 million and $3.0 million for March 31, 2011 and December 31, 2010, respectively, which are on non-accrual status.
(3)	Includes $16.4 million and $15.8 million for March 31, 2011 and December 31, 2010, respectively, which are on non-accrual status.

As of March 31, 2011 and December 31, 2010, there are no loans that are 90 or more days past due and still accruing.

A summary of the activity for the three months ended March 31, 2011 and 2010 in the allowance for loan losses follows:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)

Three months ended March 31, 2011
Balance at beginning of period	$16,150	6,877	1,196	3,252	671	28	1,001	29,175
Provision for loan losses	2,948	1,323	(5)	(26)	284	5	346	4,875
Charge-offs	(1,033)	(524)	(73)	(4)	(176)	(8)	(185)	(2,003)
Recoveries	33	11	2	-	-	1	-	47
Balance at end of period	$18,098	7,687	1,120	3,222	779	26	1,162	32,094

Three months ended March 31, 2010
Balance at beginning of period	$17,875	5,208	1,642	2,635	720	43	371	28,494
Provision for loan losses	3,089	1,774	(293)	355	105	3	424	5,457
Charge-offs	(1,668)	(585)	-	-	(117)	(2)	(1)	(2,373)
Recoveries	49	-	1	2	-	-	-	52
Balance at end of period	$19,345	6,397	1,350	2,992	708	44	794	31,630

A summary of the allowance for loan loss by collateral class as of the period ended March 31, 2011 follows:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans
individually evaluated for impairment	$6,811	2,803	213	2,212	142	-	493	12,674
Allowance related to loans
collectively evaluated for impairment	11,287	4,884	907	1,010	637	26	669	19,420

Balance at end of period	$18,098	7,687	1,120	3,222	779	26	1,162	32,094

Loans individually evaluated for impairment	$78,023	31,448	846	11,896	2,349	-	1,323	125,885

Loans collectively evaluated for impairment	483,677	507,805	43,343	38,770	47,885	135	26,893	1,148,508

Total gross loans	$561,700	539,253	44,189	50,666	50,234	135	28,216	1,274,393

A summary of the allowance for loan loss by collateral class as of the year ended December 31, 2010 follows:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans
individually evaluated for impairment	$5,775	2,548	311	2,112	162	-	185	11,093
Allowance related to loans
collectively evaluated for impairment	10,375	4,329	885	1,140	509	28	816	18,082

Balance at end of period	$16,150	6,877	1,196	3,252	671	28	1,001	29,175

Loans individually evaluated for impairment	$78,434	30,288	804	12,337	1,838	-	2,030	125,731

Loans collectively evaluated for impairment	503,592	512,314	45,345	41,624	49,895	154	27,782	1,180,706

Total gross loans	$582,026	542,602	46,149	53,961	51,733	154	29,812	1,306,437

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of March 31, 2011 and December 31, 2010:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
At March 31, 2011	(In Thousands)

Substandard	$76,596	28,826	2,074	10,424	2,513	-	1,513	121,946

Watch	23,969	27,782	1,537	8,725	2,042	-	416	64,471

Pass	461,135	482,645	40,578	31,517	45,679	135	26,287	1,087,976
	$561,700	539,253	44,189	50,666	50,234	135	28,216	1,274,393

At December 31, 2010

Substandard	$72,846	25,071	1,874	9,569	1,936	-	2,557	113,853

Watch	24,343	30,877	1,401	14,394	892	-	706	72,613

Pass	484,837	486,654	42,874	29,998	48,905	154	26,549	1,119,971
	$582,026	542,602	46,149	53,961	51,733	154	29,812	1,306,437

Factors that are important to managing overall credit quality include sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an allowance for loan losses, and sound non-accrual and charge-off policies.  Our underwriting policies require an officers’ loan committee review and approve all loans in excess of $500,000.  In addition, an independent loan review function exists for all residential loans.  Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans.  To do so, we maintain a loan review system under which our credit management personnel review non-owner occupied one-to four-family, over four-family, construction and land, commercial real estate and commercial loans that individually, or as part of an overall borrower relationship exceed $1.0 million in potential exposure.  Loans meeting these criteria are reviewed on an annual basis, or more frequently, if the loan renewal is less than one year.  With respect to this review process, management has determined that pass loans include credits that exhibit acceptable financial statements, cash flow and leverage.  Watch credits have potential weaknesses that deserve management’s attention, and if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit.  Substandard loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged.  These loans generally have a well-defined weakness that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Finally, a loan is considered to be impaired when it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement.  Management has determined that all non-accrual loans and loans modified under troubled debt restructurings have been determined by the Bank to meet the definition of an impaired loan.

The following tables present data on impaired loans at March 31, 2011 and December 31, 2010.

	As of or for the Period Ended March 31, 2011
	Recorded Investment	Unpaid Pricipal	Reserve	Charge-Offs	Average Recorded Investment	Int Paid YTD
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$47,684	49,311	6,811	1,627	42,079	163
Over four-family	22,406	22,541	2,803	135	20,575	117
Construction and land	9,560	9,560	2,212	-	9,373	59
Commercial real estate	1,399	3,153	142	1,754	1,082	-
Home equity	599	599	213	-	605	3
Commercial	569	569	493	-	349	2
	$82,217	85,733	12,674	3,516	74,063	344

Total Impaired with no Reserve

One- to four-family	$30,339	34,393	-	4,054	35,053	211
Over four-family	9,042	12,215	-	3,173	9,885	41
Construction and land	2,336	2,336	-	-	3,148	7
Commercial real estate	950	1,118	-	168	882	15
Home equity	247	247	-	-	247	2
Commercial	754	1,229	-	475	1,129	4
	$43,668	51,538	-	7,870	50,344	280

Total Impaired

One- to four-family	$78,023	83,704	6,811	5,681	77,132	374
Over four-family	31,448	34,756	2,803	3,308	30,460	158
Construction and land	11,896	11,896	2,212	-	12,521	66
Commercial real estate	2,349	4,271	142	1,922	1,964	15
Home equity	846	846	213	-	852	5
Commercial	1,323	1,798	493	475	1,478	6
	$125,885	137,271	12,674	11,386	124,407	624

The difference between a loan’s recorded investment and the unpaid principal balance represents a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management’s assessment that the full collection of the loan balance is not likely.  The average recorded investment in impaired loans is based upon a monthly average.

	As of or for the Year Ended December 31, 2010
	Recorded Investment	Unpaid Pricipal	Reserve	Charge Offs	Average Recorded Investment	Int Paid YTD
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$42,186	44,505	5,775	2,319	50,785	1,277
Over four-family	20,200	20,460	2,548	260	24,305	191
Construction and land	9,550	9,770	2,112	220	12,569	243
Commercial real estate	976	2,730	162	1,754	938	3
Home equity	565	565	311	-	628	19
Commercial	584	584	185	-	313	30
	$74,061	78,614	11,093	4,553	89,538	1,763

Total Impaired with no Reserve

One- to four-family	$36,248	43,567	-	7,319	40,598	1,167
Over four-family	10,088	13,527	-	3,439	13,947	481
Construction and land	2,787	5,859	-	3,072	1,491	10
Commercial real estate	862	1,030	-	168	2,084	27
Home equity	239	239	-	-	733	13
Commercial	1,446	1,446	-	-	2,409	16
	$51,670	65,668	-	13,998	61,262	1,714

Total Impaired

One- to four-family	$78,434	88,072	5,775	9,638	91,383	2,444
Over four-family	30,288	33,987	2,548	3,699	38,252	672
Construction and land	12,337	15,629	2,112	3,292	14,060	253
Commercial real estate	1,838	3,760	162	1,922	3,022	30
Home equity	804	804	311	-	1,361	32
Commercial	2,030	2,030	185	-	2,722	46
	$125,731	144,282	11,093	18,551	150,800	3,477

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower’s intent and ability to make all principal and interest payments in accordance with contractual terms.  The evaluation process is subject to the use of significant estimates and actual results could differ from estimates.  This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis.  In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan.  Of the total $43.7 million of impaired loans for which no allowance has been provided, $7.9 million in charge-offs have been recorded to reduce the outstanding loans balance to an amount that is commensurate with the estimated fair value of the underlying collateral.  To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At March 31, 2010, total impaired loans includes $39.5 million of troubled debt restructurings, of which, $34.7 million are classified as performing.  The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate.  The restructured terms are typically in place for six to twelve months.  At December 31, 2010, total impaired loans included $36.5 million of troubled debt restructurings, of which, $33.6 million are classified as performing.

The following table presents data on non-accrual loans and troubled debt restructurings at March 31, 2011 and December 31, 2010:

	As of March 31,	As of December 31,
	2011	2010
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$56,671	56,759
Over four-family	20,810	20,587
Home equity	1,455	712
Construction and land	2,203	3,013
Commercial real estate	1,476	1,577
Commercial	1,323	1,530
Consumer	-	-
Total non-accrual loans	$83,938	84,178

Total performing troubled debt restructurings	$33,875	33,592

Total non-accrual loans to total loans, net	6.59%	6.44%
Total non-accrual loans and performing troubled
debt restructurings to total loans receivable	9.24%	9.01%
Total non-accrual loans to total assets	4.77%	4.65%

Note 4 — Real Estate Owned

Real estate owned is summarized as follows:

	March 31,	December 31,
	2011	2010
	(In Thousands)

One- to four-family	$28,559	28,142
Over four-family	17,805	14,903
Construction and land	10,143	9,926
Commercial real estate	4,677	4,781
	$61,184	57,752

During the three months ended March 31, 2011, the Company transferred $9.3 million to real estate owned from the loan portfolio.  During the same period the Company sold approximately $5.6 million of real estate owned.  The overall $3.4 million increase in real estate owned was primarily due to a $2.9 million increase in over four-family properties.

Note 5 — Deposits

A summary of the contractual maturities of time deposits at March 31, 2011 is as follows:

(In Thousands)

Within one year	$446,384
More than one to two years	491,087
More than two to three years	7,584
More than three to four years	4,250
More than four through five years	8,557
$957,862

Note 6 — Borrowings

Borrowings consist of the following:

		March 31, 2011		December 31, 2010
			Weighted		Weighted
			Average		Average
		Balance	Rate	Balance	Rate
		(Dollars in Thousands)
Short term:
Bank line of credit		$979	4.75%	22,959	4.75%

Long term:
Federal Home Loan Bank, Chicago (FHLBC) advances maturing:
	2016	220,000	4.34%	220,000	4.34%
	2017	65,000	3.19%	65,000	3.19%
	2018	65,000	2.97%	65,000	2.97%

Repurchase agreements maturing	2017	84,000	3.96%	84,000	3.96%
		$434,979	3.89%	456,959	3.94%

The bank line of credit is the outstanding portion of $70.0 million in revolving lines with unrelated banks.  The lines of credit are utilized by Waterstone Mortgage Corporation to finance loans originated for sale.  Related interest rates are based upon the note rate associated with the loans being financed.

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

The $84.0 million in repurchase agreements due in 2017 have rates ranging from 2.89% to 4.31% callable quarterly until maturity.

The Company selects loans that meet underwriting criteria established by the FHLBC as collateral for outstanding advances.  The Company’s FHLBC borrowings are limited to 60% of the carrying value of qualifying, unencumbered one- to four-family mortgage loans, 50% of the carrying value of home equity loans and 60% of the carrying value of over four-family loans.  In addition, these advances are collateralized by FHLBC stock totaling $21.7 million at March 31, 2011 and December 31, 2010.  The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $98.7 million at March 31, 2011.  In the event of prepayment, the Company is obligated to pay all remaining contractual interest on long-term borrowings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  As of March 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.  On December 18, 2009, WaterStone Bank entered into a consent order with its federal and state bank regulators whereby it has agreed to maintain a minimum Tier 1 capital ratio of 8.50% and a minimum total risk based capital ratio of 12.00%.  At March 31, 2011, we were in compliance with these higher capital requirements.  The consent order prohibits the Bank from paying dividends or repurchasing common stock without the written consent of the WDFI and FDIC.

As of March 31, 2011 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as quantitatively “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category, however, the outstanding consent order limits transactions otherwise available to “well capitalized” banks.

As a state-chartered savings bank, the Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.

The actual and required capital amounts and ratios for WaterStone Bank as of March 31, 2011 and December 31, 2010 are presented in the table below:

	March 31, 2011
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
WaterStone Bank
Total capital (to risk-weighted assets)	$178,983	14.52%	$98,629	8.00%	$123,287	10.00%
Tier I capital (to risk-weighted assets)	163,367	13.25%	49,315	4.00%	73,972	6.00%
Tier I capital (to average assets)	163,367	9.22%	70,856	4.00%	88,570	5.00%
State of Wisconsin capital required (to total assets)	163,367	9.30%	105,407	6.00%	N/A	N/A

	December 31, 2010
WaterStone Bank
Total capital (to risk-weighted assets)	$180,718	14.13%	$102,324	8.00%	$127,905	10.00%
Tier I capital (to risk-weighted assets)	164,568	12.87%	51,162	4.00%	76,743	6.00%
Tier I capital (to average assets)	164,568	8.83%	74,567	4.00%	93,208	5.00%
State of Wisconsin capital required (to total assets)	164,568	9.12%	108,228	6.00%	N/A	N/A

Note 8 – Income Taxes

Despite a pre-tax loss, we recorded income tax expense of $39,000 in the first quarter of 2011. Because of the valuation allowance on our deferred tax assets we were not able to record an income tax benefit related to the pre-tax loss incurred.  A current income tax benefit that would normally result from a pre-tax loss was offset by additional deferred tax expense due to an increase in the required valuation allowance.  The income tax expense recorded in the first quarter of 2011 relates to various states in which our mortgage banking subsidiary does business and will file a separate company state income tax return.  There was no comparable amount in the first quarter of 2010.

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

Note 9 – Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk are as follows:

	March 31,	December 31,
	2011	2010
	(In Thousands)
Financial instruments whose contract amounts represent
potential credit risk:
Commitments to extend credit under amortizing loans (1)	$17,540	14,681
Unused portion of home equity lines of credit	24,700	25,803
Unused portion of construction loans	4,543	2,832
Unused portion of business lines of credit	9,584	10,630
Standby letters of credit	991	991

(1) Excludes commitments to originate loans held for sale and are addressed in Note 11.

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of March 31, 2011 and December 31, 2010.

Note 10 – Derivative Financial Instruments

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale.  At March 31, 2011, The Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $101.8 million and interest rate lock commitments with an aggregate notional amount of approximately $98.3 million.  The fair value of the mortgage derivatives at March 31, 2011 included a net gain of $642,000 on forward commitments to sell residential mortgage loans to various investors and the net loss of $71,000 on interest rate lock commitments to originate residential mortgage loans held for sale to individuals.

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

Note 11 – Earnings (loss) per share

Earnings per share are computed using the two-class method.  Basic earnings per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include unvested restricted shares.  Unvested restricted shares are considered participating securities because holders of these securities have the right to receive dividends at the same rate as holders of the Company’s common stock.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Unvested restricted stock and stock options are considered outstanding for diluted earnings (loss) per share only.  Unvested restricted stock and stock options totaling 54,200 and 211,500 shares for the three months ended March 31, 2011 and 103,400 and 314,000 shares for the three months ended March 31, 2010 are antidilutive and are excluded from the earnings (loss) per share calculation.

Presented below are the calculations for basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2011	2010

Net income (loss)	$(1,544)	176
Net income (loss) available to unvested restricted shares	-	1
Net income (loss) available to common stockholders	$(1,544)	175

Weighted average shares outstanding	30,899	30,773
Effect of dilutive potential common shares	-	-
Diluted weighted average shares outstanding	30,899	30,773

Basic earnings (loss) per share	$(0.05)	0.01
Diluted earnings (loss) per share	$(0.05)	0.01

Note 12 – Fair Value Measurements

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

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2011	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$40,585	-	40,585	-
Collateralized mortgage obligations
Government sponsored enterprise bonds	34,325	-	34,325	-
Private-label issued	23,968	-	4,175	19,793
Government sponsored enterprise bonds	63,919	-	63,919	-
Municipal securities	38,218	-	38,218	-
Other debt securities	5,254	5,254	-	-

Loans held for sale	29,092	-	29,092	-
Mortgage banking derivative assets	642	-	-	642
Mortgage banking derivative liabilities	71	-	-	71
	$236,074	5,254	210,314	20,506

		Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$44,330	-	44,330	-
Collateralized mortgage obligations
Government sponsored enterprise bonds	39,277	-	39,277	-
Private-label issued	25,447	-	5,146	20,301
Government sponsored enterprise bonds	57,698	-	57,698	-
Municipal securities	31,120	-	31,120	-
Other debt securities	5,294	5,294	-	-

Loans held for sale	96,133	-	96,133	-
Mortgage banking derivative assets	470	-	-	470
Mortgage banking derivative liabilities	63	-	-	63
	$299,832	5,294	273,704	20,834

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

Loans held for sale – The Company carries loans held for sale at fair value under the fair value option model.  Fair value is generally determined by estimating a gross premium or discount, which is derived from pricing currently observable in the secondary market, principally from observable prices for forward sale commitments.  At March 31, 2011 and December 31, 2010, loans held-for-sale totaled $29.1 million and $96.1 million, respectively.  Loans held-for-sale are considered to be Level 2 in the fair value hierarchy of valuation techniques.

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

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2011 and 2010.

	Available for sale securities	Mortgage banking derivatives
	(In Thousands)

Balance at December 31, 2009	$15,799	41

Transfer into level 3	-	-
Unrealized holding losses arising during the period:
Included in other comprehensive income	5,261	-
Other than temporary impairment included in net loss	-	-
Principal repayments	(881)	-
Net accretion of discount/amortization of premium	122	-
Mortgage derivative gain, net	-	366
Balance at December 31, 2010	20,301	407

Transfer into level 3	-	-
Unrealized holding losses arising during the period:
Included in other comprehensive income	(53)	-
Other than temporary impairment included in net loss	-	-
Principal repayments	(455)	-
Net accretion of discount/amortization of premium	-	-
Mortgage derivative gain, net	-	164
Balance at March 31, 2011	$19,793	571

Level 3 available-for-sale securities include two corporate collateralized mortgage obligations.  The market for these securities was not active as of March 31, 2011.  As such, the Company valued this security based on the present value of estimated future cash flows   Additional impairment may be incurred in future periods if estimated future cash flows are less than the cost basis of the securities. There were no transfers in or out of Level 1 or Level 2 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2011	Level 1	Level 2	Level 3
	(In Thousands)

Loans (1)	$69,543	-	-	69,543
Real estate owned	61,184	-	-	61,184

		Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
	(In Thousands)

Loans (1)	$62,968	-	-	62,968
Real estate owned	57,752	-	-	57,752

(1)  Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis.  On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral.  Fair value is determined based on third party appraisals.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques.  At March 31, 2011, loans determined to be impaired with an outstanding balance of $82.2 million were carried net of specific reserves of $12.7 million for a fair value of $69.5 million.  At December 31, 2010, loans determined to be impaired with an outstanding balance of $74.1 million were carried net of specific reserves of $11.1 million for a fair value of $63.0 million.  Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals and, if less than the carrying value of the loan, the carrying value of the loan is adjusted to the fair value.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques.  Changes in the value of real estate owned totaled $923,000 and $223,000 during the three months ended March 31, 2011 and 2010, respectively and are recorded in real estate owned expense. At March 31, 2011 and December 31, 2010, real estate owned totaled $61.1 million and $57.8 million, respectively.

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In Thousands)
Financial Assets
Cash and cash equivalents	$124,842	124,842	74,945	74,945
Securities available-for-sale	206,269	206,269	203,166	203,166
Securities held-to-maturity	2,648	2,575	2,648	2,501
Loans held for sale	29,092	29,092	96,133	96,133
Loans receivable	1,274,393	1,279,818	1,306,437	1,313,854
FHLB stock	21,653	21,653	21,653	21,653
Cash surrender value of life insurance	35,537	35,537	35,385	35,385
Accrued interest receivable	4,181	4,181	4,101	4,101
Mortgage banking derivative assets	642	642	470	470

Financial Liabilities
Deposits	1,129,408	1,135,188	1,145,529	1,153,065
Advance payments by
borrowers for taxes	8,767	8,767	2,379	2,379
Borrowings	434,979	464,467	456,959	482,933
Accrued interest payable	2,161	2,161	2,326	2,326
Mortgage banking derivative liabilities	71	71	63	63

Other Financial Instruments
Stand-by letters of credit	5	5	5	5

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

Loans Receivable

Loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at fair value.  Fair value is determined based on third party appraisals.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  With respect to loans that are not considered to be impaired, fair value is estimated by discounting the future contractual cash flows using discount rates that reflect a current rate offered to borrowers of similar credit standing for the remaining term to maturity.  This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820-10 and generally produces a higher fair value.

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit is not material at March 31, 2011 and December 31, 2010.

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

Note 13 – Segment Reporting

During the three months ended March 31, 2011, the Company determined that it has two reportable segments: community banking and mortgage banking.  During this period, the Company realigned its operations to allow for all mortgage banking activities to be managed exclusively within its mortgage banking subsidiary.  Based upon this realignment, the Company determined that the mortgage banking subsidiary represents a segment that is distinct from the operations of the core community banking function.  The Company’s operating segments are presented based on its management structure and management accounting practices.  The structure and practices are specific to the Company and therefore, the financial results of the Company’s business segments are not necessarily comparable with similar information for other financial institutions.

Community Banking

The Community Banking segment provides consumer and business banking products and services to customers primarily within Southeastern Wisconsin.  Consumer products include loan and deposit products:  mortgage, home equity loans and lines, personal term loans, demand deposit accounts, interest bearing transaction accounts and time deposits.  Business banking products include secured and unsecured lines and term loans for working capital, inventory and general corporate use, commercial real estate construction loans, demand deposit accounts, interest bearing transaction accounts and time deposits.

Mortgage Banking

The Mortgage Banking segment provides residential mortgage loans for the purpose of sale on the secondary market.  Mortgage banking products and services are provided in nine states including: Wisconsin, Arizona, Colorado, Florida, Idaho, Illinois, Maryland, Minnesota and Tennessee.

	Three months ended March 31, 2011
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	$11,739	67	121	11,927
Provision for loan losses	4,860	15	-	4,875
Net interest income after provision for loan losses	6,879	52	121	7,052

Noninterest income:	580	6,217		6,797

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,746	4,373	(202)	7,917
Occupancy, office furniture and equipment	898	721	-	1,619
FDIC insurance premiums	1,061	-	-	1,061
Real estate owned	1,795	-	-	1,795
Other	1,144	1,583	235	2,962
Total noninterest expenses	8,644	6,677	33	15,354
Income (loss) before income taxes	(1,185)	(408)	88	(1,505)
Income taxes	135	(96)	-	39
Net income (loss)	$(1,320)	(312)	88	(1,544)

Total Assets	$1,747,227	40,584	(26,785)	1,761,026

	Three months ended March 31, 2010
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	$12,155	154	124	12,433
Provision for loan losses	5,402	55	-	5,457
Net interest income after provision for loan losses	6,753	99	124	6,976

Noninterest income:	699	3,602	-	4,301

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,411	1,909	(207)	5,113
Occupancy, office furniture and equipment	856	451	-	1,307
FDIC insurance premiums	1,122	-	-	1,122
Real estate owned	1,430	-	-	1,430
Other	1,173	848	108	2,129
Total noninterest expenses	7,992	3,208	(99)	11,101
Income (loss) before income taxes	(540)	493	223	176
Income taxes	(176)	176	-	-
Net income (loss)	$(364)	317	223	176

Total Assets	$1,836,836	45,909	(37,807)	1,844,938

Note 14 – Recent Accounting Developments

In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (Topic 310), deferring the new disclosure requirements (paragraphs 310-10-50-31 through 50-34 of the FASB Accounting Standards Codification) about troubled debt restructurings to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. As a result of the issuance of Update 2011-02, the provisions of Update 2011-01 are effective for the first interim or annual period beginning on or after June 15, 2011 or July 1, 2011 for the Company, and should be applied retrospectively to the beginning of the annual period of adoption.  Management does not expect the adoption of the Update to have a material effect on the Company’s financial statements at the date of adoption.

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, providing additional guidance for creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The provisions of this standard are effective for the first interim or annual period beginning on or after June 15, 2011 or September 2011 for the Company, and should be applied retrospectively to the beginning of the annual period of adoption.  Management does not expect the adoption of the Update to have a material effect on the Company’s financial statements at the date of adoption.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Information

This report contains or incorporates by reference various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management.  Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as in oral presentations.  When used in written documents or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “objective” and similar expressions and verbs in the future tense, are intended to identify forward-looking statements.  The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected.  In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:

•
regulatory action requiring maintenance of minimum regulatory capital ratios higher than required minimum ratios; noncompliance could result in additional regulatory enforcement action; compliance could result in lower future return on equity and dilution for current stockholders;

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

See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption “Risk Factors” in Item 1A of the Company’s 2010 Annual Report on Form 10-K).

Overview

The following discussion and analysis is presented to assist the reader in the understanding and evaluation of the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the results of operations for the three months ended March 31, 2011 and 2010 and the financial condition as of March 31, 2011 compared to the financial condition as of December 31, 2010.

Our profitability is highly dependent on our net interest income, mortgage banking income and the provision for loan losses.  Net interest income is the difference between the interest income we earn on loans receivable, investment securities and cash and cash equivalents and the interest we pay on deposits and other borrowings.  The Company’s banking subsidiary, WaterStone Bank SSB (“WaterStone Bank” or “Bank”) is primarily a mortgage lender with loans secured by real estate comprising 97.1% of total loans receivable on March 31, 2011.  Further, 89.1% of loans receivable are residential mortgage loans with over four-family loans comprising 41.0% of all loans on March 31, 2011.  WaterStone Bank funds loan production primarily with retail deposits and Federal Home Loan Bank advances.  The Bank’s mortgage banking subsidiary, Waterstone Mortgage Corporation, utilizes a line of credit provided by the Bank as its primary source of funding loans held for sale.  In addition, Waterstone Mortgage Corporation utilizes lines of credit with external banks when loan origination volumes exceed the limit of the line of credit provided by the Bank.  On March 31, 2011, deposits comprised 71.0% of total liabilities.  Time deposits, also known as certificates of deposit, accounted for 84.8% of total deposits at March 31, 2011.  Federal Home Loan Bank advances outstanding on March 31, 2011 totaled $350.0 million, or 22.0% of total liabilities.  During the current period of low interest rates and economic weakness, we have determined that an investment philosophy emphasizing short-term liquid investments is prudent and will position the Company to take advantage of the investment, lending and interest rate risk management opportunities that will exist as the local and national economies recover from the recession.  Our high level of time deposits, relative to total deposits, may result in an increase in our costs of funds in the event that market interest rates begin to increase.

During the three-month period ended March 31, 2011, our results of operations continued to be adversely affected by elevated levels of nonperforming loans and real estate owned.  Weaknesses in our loan portfolio have required that we establish higher provisions for loan losses and incur significant loan charge-offs.  The continued downturn in the local real estate market requires the Company to continually reevaluate the assumptions used to determine the fair value of collateral and net present value of discounted future estimated cash flows related to loans receivable to ensure that the allowance for loan losses continues to be an accurate reflection of management’s best estimate of the amount needed to provide for the probable and estimable loss on impaired loans and other incurred losses in the loan portfolio.  As a result, the Company determined that a provision for loan losses of $4.9 million was necessary during the three months ended March 31, 2011 in order to maintain the allowance for loan losses at an appropriate level in relation to the risks management believe are inherent and estimable in our portfolio.  Additional information regarding loan quality and its impact on our financial condition and results of operations can be found in the “Asset Quality” discussion.  Our results of operations are also affected by noninterest income and noninterest expense.  Noninterest income consists primarily of mortgage banking income.  A significant increase in the sale of mortgage loans in the secondary market, resulting from a decline in mortgage interest rates during the period and additional mortgage banking offices added over the past twelve months, yielded a $2.6 million increase in mortgage banking income during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Noninterest expense consists primarily of compensation and employee benefits, FDIC insurance premiums, occupancy expenses and real estate owned expense.  The primary reason for the increase in noninterest expense compared to the prior year relates to the expansion of our mortgage banking operations.  Of the $4.3 million increase in noninterest expense for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, $3.5 million relates to our mortgage banking operations. During 2011 our noninterest expense has been and will continue to be adversely affected by higher deposit insurance premium assessments from the FDIC.  FDIC insurance premium expense totaled $1.1 million during the three months ended March 31, 2011 and 2010, which are significantly higher than historical levels.  Our results of operations are also significantly affected by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities.

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

Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Examples of positive evidence may include the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods.  Examples of negative evidence may include cumulative losses in a current year and prior two years and general business and economic trends.  At both March 31, 2011 and December 31, 2010, the Company determined a valuation allowance continued to be necessary, largely based on the negative evidence represented by a cumulative loss in the most recent three-year period caused by the significant loan loss provisions recorded during those three years.  In addition, general uncertainty regarding the economy and the housing market has increased the potential volatility and uncertainty of projected earnings.  Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly.

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

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

General - Net loss for the three months ended March 31, 2011 totaled $1.5 million, or $0.05 for both basic and diluted loss per share, compared to net income of $176,000, or $0.01 for both basic and diluted loss per share, for the three months ended March 31, 2010.  The three months ended March 31, 2010 generated an annualized loss on average assets of 0.35% and an annualized loss on average equity of 3.67%, compared to an annualized return on average assets of 0.04% and an annualized return on average equity of 0.42% for the comparable period in 2010.  The decrease in the results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 reflects a $506,000 decrease in net interest income, a $365,000 increase in real estate owned expense and a $901,000 decrease in the pre-tax results of operations from our mortgage banking operations.  The provision for loan losses totaled $4.9 million during the three months ended March 31, 2011, compared to $5.5 million for the three months ended March 31, 2010.  Loan charge-off activity and specific loan loss reserves are discussed in additional detail in the Asset Quality section.  The net interest margin decreased slightly to 2.90% for the three months ended March 31, 2011 compared to 2.92% for the three months ended March 31, 2010.

Segment Review – As described in Note 13, “Segment Reporting,” of the notes to consolidated financial statements, the Company’s primary reportable segment is community banking.  Community banking consists of lending and deposit gathering (as well as other banking-related products and services) to consumers and businesses and the support to deliver, fund, and manage such banking services. The Company’s mortgage banking segment provides residential mortgage products for the purpose of sale on the secondary market.

The Company’s results of operations are dominated by net interest income, the level of the provision for loan losses and noninterest expense of its community banking segment. The consolidated discussion, therefore, predominantly describes the community banking segment results.

Mortgage banking segment assets (which consist predominantly of loans held for sale) decreased $68.3 million, or 62.8%, to $40.6 million as of March 31, 2011 compared to $108.9 million as of December 31, 2010.  Additional details are provided in the “Loans Held for Sale” section.  The $2.6 million increase in mortgage banking revenues from the three months ended March 31, 2010 to the three months ended March 31, 2011 was attributable to increased margins on the sale of loans held for sale as well as an increase in the volume of loans sold.  The major components of mortgage banking revenues include fees and premiums associated with the sale of residential loans held for sale, which are discussed in section “Mortgage Banking Income.” The major expenses for the mortgage banking segment are compensation, payroll taxes and other employee benefits, as well as occupancy, office furniture and equipment and other expenses, which are covered generally in the consolidated discussion in section “Noninterest Expense.”

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

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable, net(1)	$1,341,460	18,465	5.58%	$1,442,353	20,753	5.84%
Mortgage related securities(2)	103,249	1,037	4.07	113,067	1,490	5.35
Debt securities,(2) federal funds sold and short-term investments	224,900	835	1.51	170,736	806	1.91
Total interest-earning assets	1,669,609	20,337	4.94	1,726,156	23,049	5.42

Noninterest-earning assets	107,791			98,277
Total assets	$1,777,400			$1,824,433

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$36,376	7	0.08	$35,920	8	0.09
Money market and savings accounts	111,235	95	0.35	95,461	112	0.48
Time deposits	964,549	3,997	1.68	1,010,528	5,725	2.30
Total interest-bearing deposits	1,112,160	4,099	1.50	1,141,909	5,845	2.08
Borrowings	446,666	4,311	3.91	480,347	4,771	4.03
Total interest-bearing liabilities	1,558,826	8,410	2.19	1,622,256	10,616	2.65

Noninterest-bearing liabilities
Non interest-bearing deposits	29,216			23,358
Other noninterest-bearing liabilities	18,730			10,454
Total noninterest-bearing liabilities	47,946			33,812
Total liabilities	1,606,772			1,656,068
Equity	170,628			168,365
Total liabilities and equity	$1,777,400			$1,824,433

Net interest income		$11,927			$12,433
Net interest rate spread (3)			2.75%			2.77%
Net interest-earning assets (4)	$110,783			$103,900
Net interest margin (5)			2.90%			2.92%
Average interest-earning assets to average interest-bearing liabilities			107.11%			104.89%
_________
(1) Interest income includes net deferred loan fee amortization income of $220,000 and $166,000 for the three months ended March 31, 2011 and 2010, respectively.
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

	Three Months Ended March 31,
	2011 versus 2010
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable(1) (2)	$(1,413)	(875)	(2,288)
Mortgage related securities(3)	(121)	(332)	(453)
Other earning assets(3)	226	(197)	29
Total interest-earning assets	(1,308)	(1,404)	(2,712)

Interest expense:
Demand accounts	-	(1)	(1)
Money merket and savings accounts	17	(34)	(17)
Time deposits	(249)	(1,479)	(1,728)
Total interest-bearing deposits	(232)	(1,514)	(1,746)
Borrowings	(327)	(133)	(460)
Total interest-bearing liabilities	(559)	(1,647)	(2,206)
Net change in net interest income	$(749)	243	(506)

______________
(1)	Includes net deferred loan fee amortization income of $220,000 and $166,000 for the three months ended March 31, 2011 and 2010, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.

Total Interest Income - Total interest income decreased $2.7 million, or 11.8%, to $20.3 million during the three months ended March 31, 2011 from $23.0 million during the three months ended March 31, 2010.

Interest income on loans decreased $2.3 million, or 11.0%, to $18.5 million during the three months ended March 31, 2011 from $20.8 million during the three months ended March 31, 2010.  The decrease in interest income was primarily due to a $100.9 million, or 7.0%, decrease in the average balance of loans outstanding to $1.34 billion during the three months ended March 31, 2011 from $1.44 billion during the comparable period in 2010.  The decrease in interest income also reflects a 26 basis point decrease in the average yield on loans to 5.58% for the three-month period ended March 31, 2011 from 5.84% for the comparable period in 2010.  Unrecognized interest income on non-accrual loans totaled $880,000 during the three months ended March 31, 2011.  This had the effect of reducing the average yield on loans during the same period by 27 basis points.  Unrecognized interest income on non-accrual loans totaled $1.1 million during the three months ended March 31, 2010, effectively reducing the average yield on loans for that period by 32 basis points.

Interest income from mortgage-related securities decreased $454,000, or 30.4%, to $1.0 million during the three months ended March 31, 2011 from $1.5 million during the three months ended March 31, 2010.  The decrease in interest income was primarily due to a 127 decrease in the average yield on mortgage-related securities to 4.07% for the three months ended March 31, 2011 from 5.35% for the comparable period in 2010.  The decrease in interest income from mortgage-related securities also reflects a $9.8 million, or 8.7%, decrease in the average balance of mortgage-related securities to $103.2 million for the three months ended March 31, 2011 from $113.1 million during the comparable period in 2010. The decline in the average balance of mortgage-related securities during the three months ended March 31, 2011 reflects management’s decision to deemphasize investments in mortgage-related securities and emphasize more liquid, less volatile, government agency and municipal securities.

Finally, interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased slightly to $835,000 for the three months ended March 31, 2011 compared to $806,000 for the three months ended March 31, 2010.  Interest income increased due to an increase of $54.2 million, or 31.7%, in the average balance of other earning assets to $224.9 million during the three months ended March 31, 2011 from $170.7 million during the comparable period in 2010.  The increase in average balance reflects a strategic shift towards investments which provide higher levels of liquidity.  The Company intends to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on loans and mortgage related securities.  The increase in interest income due to an increase in average balance was partially offset by a 40 basis point decline in the average yield on other earning assets to 1.51% for the three months ended March 31, 2011 from 1.91% for the comparable period in 2010.  The decline in average yield provided by these assets reflects the lower overall interest rate environment as opposed to a shift in investment strategy and product mix.

Total Interest Expense - Total interest expense decreased by $2.2 million, or 20.8%, to $8.4 million during the three months ended March 31, 2011 from $10.6 million during the three months ended March 31, 2010.  This decrease was the result of a decrease of 46 basis points in the average cost of funds to 2.19% for the three months ended March 31, 2011 from 2.65% for the comparable period ended March 31, 2010.  The decrease in interest expense resulted from a decrease in the average cost of funds as well as a decrease of $63.4 million, or 3.9%, in average interest bearing deposits and borrowings outstanding to $1.56 billion for the three months ended March 31, 2011 compared to an average balance of $1.62 billion for the three months ended March 31, 2010.

Interest expense on deposits decreased $1.7 million, or 29.9%, to $4.1 million during the three months ended March 31, 2011 from $5.8 million during the comparable period in 2010.  This was due to a decrease in the cost of average deposits of 58 basis points to 1.50% for the three months ended March 31, 2011 compared to 2.08% for the comparable period during 2010.  The decrease in interest expense attributable to the decrease in the cost of deposits was compounded by a decrease of $29.7 million, or 2.6%, in the average balance of interest bearing deposits to $1.11 billion during the three months ended March 31, 2011 from $1.14 billion during the comparable period in 2010.  The decrease in the cost of deposits reflects the low interest rate environment due to the Federal Reserve’s low short term interest rate policy.  These rates are typically used by financial institutions in pricing deposit products.  The decrease in the average balance of interest bearing deposits was primarily due to a $46.3 million decline in average non-local or brokered deposits.  The average balance of brokered deposits totaled $4.3 million for the three months ended March 31, 2011 compared to $50.6 million for the three months ended March 31, 2010.  Because of the consent order issued by state and federal regulators effective December 18, 2009, the Bank is prohibited from accepting or renewing brokered deposits.

Interest expense on borrowings decreased $461,000, or 9.7%, to $4.3 million during the three months ended March 31, 2011 from $4.8 million during the comparable period in 2010.  The decrease resulted from a $33.7 million, or 7.0%, decrease in average borrowings outstanding to $446.7 million during the three months ended March 31, 2011 from $480.3 million during the comparable period in 2010.  The decrease in interest expense due to average balance was compounded by a 12 basis point decrease in the average cost of borrowings to 3.91% during the three months ended March 31, 2011 from 4.03% during the comparable period in 2009.  The decreased use of borrowings as a source of funding during the three months ended March 31, 2010 reflects our decision to utilize core deposits as our primary funding source.

Net Interest Income - Net interest income decreased by $506,000 or 4.1%, to $11.9 million during the three months ended March 31, 2011 as compared to $12.4 million during the comparable period in 2010.  The decrease in net interest income resulted primarily from a decrease in our interest rate spread to 2.75% for the three month period ended March 31, 2011 from 2.77% for the comparable period in 2010.  The 2 basis point decrease in the interest rate spread resulted from a 48 decrease in the yield on interest earning assets, which was partially offset by a 46 basis point decrease in the cost of interest bearing liabilities.  The decrease in net interest income due to a decrease in our interest rate spread was partially offset by an increase in our net average earning assets of $6.9 million, or 6.6%, to $110.8 million for the three months ended March 31, 2011 from $103.9 million during the comparable period in 2010.

Provision for Loan Losses – Our provision for loan losses decreased $582,000, or 10.7%, to $4.9 million during the three months ended March 31, 2011, from $5.5 million during the three months ended March 31, 2010.  While the provision for loan losses has decreased from the prior year, it remains at high levels.  These levels remain high due to continued general economic stress resulting in reduced levels of income earned by many of our borrowers combined with loan collateral values, primarily real estate, that remain at levels below those estimated at the time the loans were originally made.  These factors result in higher levels of actual loss experience which when applied to the portfolio in general require higher loan loss provisions.  They also result in more loans exhibiting risk characteristics that require estimated loan loss provisions in excess of our historical average experience rates.  These risk characteristics include reduced borrower cash flow, reduced borrower FICO scores and known declines in collateral value even though the loan may still be performing.  The provision for the three months ended March 31, 2011 was the result of $2.0 million of net loan charge-offs combined with continued weakness in local real estate markets which required an overall increase to the allowance for loan losses.  See the Asset Quality section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $2.5 million to $6.8 million during the three months ended March 31, 2011 from $4.3 million during the comparable period in 2010.  The increase resulted primarily from an increase in mortgage banking income.

Mortgage Banking Income - Mortgage banking income increased $2.6 million to $6.2 million for the three months ended March 31, 2011, compared to $3.6 million during the comparable period in 2010.  The increase was the combined result of increased volume, increased sales margins and an expansion of the branch network.  During the three months ended March 31, 2011, the mortgage banking branch network consisted of 31 branches, compared to 28 branches during the three months ended March 31, 2010.  The expansion of the branch network occurred in Wisconsin, Illinois and Tennessee.

Of the $2.6 million increase in mortgage banking income that occurred during the three months ended March 31, 2011 compared to the three months ended March 31, 2010, $1.6 million related to an increase in margin.  The increase in margin was driven by a shift in loan production mix towards loan products and geographic markets that yielded a higher return.  In addition to the increase due to improved margins, mortgage banking income increased $1.0 million due to an increase in loan origination volume.  During the three months ended March 31, 2011, the Company sold $256.2 million of mortgage loans into the secondary market, as compared to $160.8 million during the comparable period in 2010.  The increase in volume was driven by an expansion of our mortgage banking branch network as well as a decrease in average mortgage rates during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Noninterest Expense - Total noninterest expense increased $4.3 million, or 38.3%, to $15.4 million during the three months ended March 31, 2011 from $11.1 million during the comparable period in 2010.  The increase was primarily attributable to increased compensation, real estate owned expense and other noninterest expense.

Compensation, payroll taxes and other employee benefit expense increased $2.8 million, or 54.8%, to $7.9 million during the three months ended March 31, 2011 compared to $5.1 million during the comparable period in 2010.  Due primarily to an expansion of our mortgage banking operations, total compensation, payroll taxes and other benefits at our mortgage banking subsidiary increased $2.5 million  to $4.4 million for the three months ended March 31, 2011 compared to $1.9 million during the comparable period in 2010.  The increase in compensation at our mortgage banking subsidiary correlates to the increase in mortgage banking income due to the commission based compensation structure in place for our mortgage banking loan officers.

Real estate owned expense increased $365,000 or 25.6%, to $1.8 million during the three months ended March 31, 2011 from $1.4 million during the comparable period in 2010.  Real estate owned expense includes the net operating and carrying costs related to the properties.  In addition, it includes net gain or loss recognized upon the sale of a foreclosed property, as well as writedowns recognized to maintain the properties at their estimated fair value.  During the three months ended March 31, 2011, net operating expense, which includes but is not limited to property taxes, maintenance and management fees, net of rental income increased $148,000 to $1.6 million from $1.4 million during the comparable period in 2010.  The increase in net operating expense compared to the prior period resulted from an increase in the number of properties owned.  The average balance of real estate owned totaled $60.8 million for the three months ended March 31, 2011 compared to $53.1 million for the three months ended March 31, 2010.  Net losses recognized on the sale or writedown of real estate owned totaled $225,000 during the three months ended March 31, 2011, compared to $7,000 during the comparable period in 2010.

Other noninterest expense increased $620,000 or 60.9%, to $1.6 million during the three months ended March 31, 2011 from $1.0 million during the comparable period in 2010.  The increase resulted from an increase in operational costs related to the expansion of our mortgage banking operations of $513,000 to $1.1 million for the three months ended March 31, 2011, compared to $635,000 during the comparable period in 2010.

Income Taxes – We recorded income tax expense of $39,000 during the three months ended March 31, 2011 related to certain states in which our mortgage banking subsidiary conducts business and will file a separate company state income tax return.  There was no income tax expense during the three months ended March 31, 2010 as expense was fully offset by reductions in deferred tax asset valuation allowances.

Net Income (Loss) - As a result of the foregoing factors, net loss for the three months ended March 31, 2011 was $1.5 million as compared to net income of $176,000 during the comparable period in 2010.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Total Assets - Total assets decreased by $47.9 million, or 2.7%, to $1.76 billion at March 31, 2011 from $1.81 billion at December 31, 2010. The decrease in total assets is comprised of decreases in loans receivable, net of $35.0 million and loans held for sale of $67.0 million.  Funds received upon the repayment of loans held in portfolio and sales of loans held for sale were utilized to pay down $22.0 million of short term borrowed funds and $13.5 million in nonlocal deposits.  The remainder of the funds realized upon the paydown of loans held in portfolio and loans held for sale were utilized to purchase securities available for sale and increase cash and cash equivalents.  Securities available for sale and cash and cash equivalents increased $3.1 million and $49.5 million, respectively at March 31, 2011, compared to December 31, 2010.

Cash and Cash Equivalents – Cash and cash equivalents increased by $49.5 million, or 65.7%, to $124.8 million at March 31, 2011 from $75.3 million at December 31, 2010.  The increase in cash and cash equivalents reflects the Company’s decision to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on securities and other investments.

Securities Available for Sale – Securities available for sale increased by $3.1 million, or 1.5%, to $206.3 million at March 31, 2011 from $203.2 million at December 31, 2010.  This increase reflects a $7.1 million increase in municipal securities and a $6.2 million increase in government sponsored enterprise bonds, partially offset by $10.2 million decrease in mortgage-backed securities and collateralized mortgage obligations.  The shift in the composition of the securities portfolio towards less volatile, shorter-term debt securities reflects a decision to increase portfolio liquidity.  As of March 31, 2011, the Company holds two available for sale securities with a total fair value of $19.8 million and an amortized cost of $20.7 million that were determined to be other than temporarily impaired.  The $935,000 unrealized loss (before taxes) is included in other comprehensive income.

Loans Held for Sale – Loans held for sale decreased by $67.0 million, or 69.7%, to $29.1 million at March 31, 2011, from $96.1 million at December 31, 2010.  During the later half of fiscal 2010, Waterstone Mortgage Corporation capitalized on its branch expansion and low interest rate environment to significantly increase its loan origination activity.  This origination activity resulted in a historically high level of loans held for sale as of December 31, 2010.  The subsequent sale of these loans along with an increase in interest rates on long-term fixed-rate real estate loan products during the three months ended March 31, 2011, which resulted in a decrease in loan originations compared to the fourth quarter of 2010, has resulted in a decrease in loans held for sale.

Loans Receivable - Loans receivable held for investment decreased $32.0 million, or 2.5%, to $1.27 billion at March 31, 2011 from $1.31 billion at December 31, 2010.  The 2011 decrease in total loans receivable was primarily attributable to a $20.4 million decrease in one- to four-family loans.  The decrease reflects a decline in loan demand for variable-rate real estate mortgage loans as recent borrowers have preferred long-term fixed-rate products that the Company does not generally retain in its portfolio.  Decreases in loan balances in this and other categories also reflect an overall decrease in demand due to current economic conditions combined with the Company’s more stringent loan underwriting requirements.  As a result of the low interest rate environment with respect to long-term fixed-rate real estate mortgage products, the Company has experienced a shift in the composition of loan originations during 2011 and 2010 from one- to four-family residential variable-rate loans to residential real estate loans collateralized by over four-family properties, as this category of borrower displayed relatively stable levels of demand for our existing products.  During the three months ended March 31, 2011, $9.3 million in loans were transferred to real estate owned and $2.0 million were charged-off.

The following table shows loan origination, principal repayment activity, transfers to real estate owned, charge offs and sales during the periods indicated.

	As of or for the		As of or for the
	Three Months Ended March 31,		Year Ended
	2011	2010	December 31, 2010
	(In Thousands)
Total gross loans receivable and held for sale at
beginning of period	$1,443,824	1,516,800	1,516,800
Real estate loans originated for investment:
Residential
One- to four-family	2,969	700	11,390
Over four-family	10,119	17,806	69,602
Home equity	1,189	1,392	5,528
Construction and land	1,589	100	8,355
Commercial real estate	4,512	375	5,813
Total real estate loans originated for investment	20,378	20,373	100,688
Consumer loans originated for investment	-	73	76
Commerical business loans originated for investment	5,559	3,393	11,204
Total loans originated for investment	25,937	23,839	111,968

Principal repayments	(47,201)	(32,688)	(169,093)
Transfers to real estate owned	(9,311)	(7,248)	(41,781)
Loan principal charged-off, net of recoveries	(1,956)	(2,320)	(25,151)
Net activity in loans held for investment	(32,531)	(18,417)	(124,057)

Loans originated for sale	182,970	151,582	1,084,362
Loans sold	(250,011)	(157,362)	(1,033,281)
Net activity in loans held for sale	(67,041)	(5,780)	51,081
Total gross loans receivable and held for sale at end of period	$1,344,252	1,492,603	1,443,824

Allowance for Loan Losses - The allowance for loan losses increased $2.9 million, or 10.0%, to $32.1 million at March 31, 2011 from $29.2 million at December 31, 2010.  The $2.9 million increase in the allowance for loan losses during the three months ended March 31, 2011 is attributable to a $1.6 million increase in specific loan loss reserves related to impaired loans, and a $1.3 million increase in the general valuation allowance.  The $1.6 million increase in specific loan loss reserves was primarily the result of an increase in number and amount of impaired loans with significant collateral shortfalls.  The increase in the general valuation allowance resulted from an increase in non-performing loans and loans that, while still performing, have been identified as having higher risk characteristics.  The increase in the amount and number of loans identified as exhibiting elevated levels of risk with respect to loss outweighed the decline in overall delinquent loans.  Loans with elevated risk profiles include loans internally classified as special mention and watch.  These loans resulted in a $1.3 million increase to the general valuation allowance during the three months ended March 31, 2011.  As of March 31, 2011, the allowance for loan losses to total loans receivable was 2.52% and was equal to 38.24% of non-performing loans, compared to 2.23% and 34.66%, respectively, at December 31, 2010.  Of the overall $2.9 million increase in the allowance for loan losses during the quarter ended March 31, 2011, $1.9 million related to the one- to four family category.  Weakness in the residential real estate market has continued for the past three years and the risk of loss on loans secured by residential real estate remains at an elevated level.  That portion of the allowance for loan losses attributable to mortgage loans secured by residential real estate is substantially unchanged at 83.8% of the total allowance for loan losses at March 31, 2011 compared to 83.0% at December 31, 2010.

Real Estate Owned – Total real estate owned increased $3.4 million, or 6.0%, to $61.2 million at March 31, 2011 from $57.8 million at December 31, 2010.  The $3.4 million increase was primarily due to a $2.9 million increase in over four-family residential real estate.  During the three months ended March 31, 2011, real estate owned increase by $9.3 million due to transfers from loans receivable, net of charge offs.  During that same period, real estate owned was reduced by $5.6 million in real estate sales net of gains and losses.

Prepaid Expenses and Other Assets – Prepaid expenses and other assets declined by $1.9 million or 17.0%, to $9.5 million at March 31, 2011 from $11.4 million at December 31, 2010.  The decline is primarily due to a decrease in receivables due from third parties related to the origination of loans held for sale.

Deposits – Total deposits decreased $16.1 million, or 1.4%, to $1.13 billion at March 31, 2011 from $1.15 billion at December 31, 2010.  Total time deposits decreased $16.5 million, or 1.7%, to $957.9 million at March 31, 2011 from $974.4 million at December 31, 2010.  Time deposits originated through local retail outlets decreased $3.0 million, or 0.3%, to $956.9 million at March 31, 2011 from $960.0 million at December 31, 2010.  Time deposits originated through the wholesale market decreased $13.5 million, or 93.7%, to $914,000 at March 31, 2011 from $14.4 million at December 31, 2010.  Due to the consent order issued by state and federal regulators effective December 18, 2009, the Bank is prohibited from accepting or renewing brokered deposits and all other deposit rates are capped by the FDIC.  Total money market and savings deposits increased $2.4 million, or 2.3%, to $105.8 million at March 31, 2011 from $103.4 million at December 31, 2010.  Total demand deposits decreased $2.0 million, or 2.9%, to $65.8 million at March 31, 2011 from $67.7 million at December 31, 2010.

Borrowings – Total borrowings decreased $22.0 million, or 4.8%, to $435.0 million at March 31, 2011 from $457.0 million at December 31, 2010.  The decrease in borrowings relates entirely to a reduction in the use of bank lines of credit to finance loans held for sale.  The balance of these lines of credit decreased by $22.0 million, to $979,000 at March 31, 2011, from $23.0 million at December 31, 2010.  Interest rates on the lines of credit are based on the note rate of the loans financed and equaled 4.75% at March 31, 2011 and December 31, 2010.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $6.4 million to $8.8 million at March 31, 2011 from $2.4 million at December 31, 2010.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $14.9 million, or 46.6%, to $17.0 million at March 31, 2011 from $31.9 million at December 31, 2010.  The decrease resulted primarily from a $14.1 million seasonal decrease in outstanding escrow checks.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  These amounts remain classified as other liabilities until settled.

Shareholders’ Equity – Shareholders’ equity decreased $1.4 million, or 0.8%, to $170.8 million at March 31, 2011 from $172.2 million at December 31, 2010.  The decrease was primarily due to a $1.5 million decrease in retained earnings reflecting the net loss for the three months ended March 31, 2011.  In addition to the decrease in retained earnings, accumulated other comprehensive income decreased by $323,000 resulting from a decrease in the fair value of available for sale securities.  These decreases to shareholders’ equity were partially offset by a $271,000 increase in additional paid in capital related to stock compensation benefits and a $214,000 decrease in unearned ESOP shares.

ASSET QUALITY

The following table summarizes nonperforming loans and assets:

NONPERFORMING ASSETS

	At March 31,	At December 31,
	2011	2010
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$56,671	56,759
Over four-family	20,810	20,587
Home equity	1,455	712
Construction and land	2,203	3,013
Commercial real estate	1,476	1,577
Commercial	1,323	1,530
Total non-accrual loans	83,938	84,178
Real estate owned
One- to four-family	28,559	28,142
Over four-family	17,805	14,903
Construction and land	10,143	9,926
Commercial real estate	4,677	4,781
Total real estate owned	61,184	57,752
Total nonperforming assets	$145,122	141,930

Total non-accrual loans to total loans receivable	6.59%	6.44%
Total non-accrual loans to total assets	4.77%	4.65%
Total nonperforming assets to total assets	8.24%	7.85%

The following table summarizes troubled debt restructurings:

TROUBLED DEBT RESTRUCTURINGS

	At March 31,	At December 31,
	2011	2010
	(Dollars in Thousands)

Troubled debt restructurings - accrual	$33,875	33,592
Troubled debt restructurings - non-accrual	5,660	2,879
Total troubled debt restructurings	$39,535	36,471

Total non-accrual loans and accruing troubled debt
restructurings to total loans receivable	9.24%	9.01%

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

LOAN DELINQUENCY

	At March 31,	At December 31,
	2011	2010
	(Dollars in Thousands)

Loans past due less than 90 days	37,400	28,807
Loans past due in excess of 90 days	51,344	61,856
Total loans past due	88,744	90,663

Total loans past due to total loans receivable	6.96%	6.94%

Total non-accrual loans decreased by $240,000, or 0.3%, to $83.9 million as of March 31, 2011 compared to $84.2 million as of December 31, 2010.  The ratio of non-accrual loans to total loans receivable was 6.59% at March 31, 2011 compared to 6.44% at December 31, 2009.  The $240,000 decrease in non-accrual loans during the three months ended March 31, 2011 resulted from $17.4 million in loans that were placed on non-accrual status during the period.  The increase due to loans placed on non-accrual during the three months ended March 31, 2010 was partially offset by $9.3 million in transfers to real estate owned (net of $467,000 in charge-offs), $1.6 million in partial charge-offs, $4.1 million in loans that returned to accrual status and $1.8 million in loans that were paid in full.

Of the $83.9 million in total non-accrual loans as of March 31, 2011, $64.2 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $10.6 million in partial charge-offs have been recorded with respect to these loans as of March 31, 2011.  In addition, specific reserves totaling $9.0 million have been recorded as of March 31, 2011.  The remaining $19.7 million of non-accrual loans were reviewed on an aggregate basis and $4.8 million in general valuation allowance was deemed necessary as of March 31, 2011.   The $4.8 million in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

Total real estate owned increased by $3.4 million, or 5.9%, to $61.2 million at March 31, 2011, compared to $57.8 million at December 31, 2010.  During the three months ended March 31, 2011, $9.3 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write downs totaling $923,000 during the three months ended March 31, 2011.  During the same period, proceeds from the sale of real estate owned totaled $5.6 million which resulted in a net gain of $698,000.  The net gain on sale of real estate owned properties represented 12.5% of the recorded value of the properties as of the date of sale.  We owned 310 properties as of March 31, 2011, compared to 284 properties at December 31, 2010.  Of the $61.2 million in real estate owned properties as of March 31, 2011, $51.0 million consist of one– to four-family, over four-family and commercial real estate properties.  Of all real estate owned, these property types present the greatest opportunity to offset operating expenses through the generation of rental income.  Of the $51.0 million in one- to four-family, over four-family and commercial real estate properties, $25.4 million, or 49.8%, represent properties that are generating rental revenue.  Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

During 2011 and 2010, as a result of continuing efforts to mitigate the risk of loan losses, the Company has increased its activity with respect to loans modified in a troubled debt restructuring.  Troubled debt restructurings involve granting concessions to a borrower who is experiencing financial difficulty by temporarily modifying the terms of the loan, such as changes in payment schedule or interest rate, in an effort to avoid foreclosure.   As of March 31, 2011, $39.5 million in loans had been modified in troubled debt restructurings, and $5.7 million of these loans are included in the non-accrual loan total.  The remaining $33.9 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continue to be included with accruing loans.  Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.  Typical restructured terms include six to twelve months of principal forbearance and a reduction in interest rate.  Of the $39.5 million in restructured loans as of March 31, 2011, $24.8 million were one- to four-family loans.  An additional $11.1 million were over four-family loans.  All loans that have been modified in a troubled debt restructuring are considered to be impaired.  As such, a specific analysis has been performed with respect to all of these loans to determine the need for a valuation reserve.  When a borrower is expected to perform in accordance with the restructured terms and ultimately return to and perform under original terms, a valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows discounted using the loan’s original effective rate.  When there is doubt as to the borrower’s ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral.  As a result of the impairment analysis, a $1.9 million valuation allowance has been established as of March 31, 2011 with respect to the $39.5 million in troubled debt restructurings.

There were no accruing loans past due 90 days or more during the three months ended March 31, 2011 and 2010.

A summary of the allowance for loan losses is shown below:

ALLOWANCE FOR LOAN LOSSES

	At or for the Three Months
	Ended March 31,
	2011	2010
	(Dollars in Thousands)

Balance at beginning of period	$29,175	28,494
Provision for loan losses	4,875	5,457
Charge-offs:
Mortgage
One- to four-family	1,033	1,668
Over four-family	524	585
Home Equity	73	-
Commercial real estate	176	117
Construction and land	4	-
Consumer	8	2
Commercial	185	1
Total charge-offs	2,003	2,373
Recoveries:
Mortgage
One- to four-family	33	49
Over four-family	11	-
Home Equity	2	1
Construction and land	-	2
Consumer	1	-
Total recoveries	47	52
Net charge-offs	1,956	2,321
Allowance at end of period	$32,094	31,630

Ratios:
Allowance for loan losses to non-accrual loans at end of period	38.24%	41.57%
Allowance for loan losses to loans receivable at end of period	2.52%	2.25%
Net charge-offs to average loans outstanding (annualized)	0.59%	0.65%
Current year provision for loan losses to net charge-offs	249.19%	235.09%
Net charge-offs (annualized) to beginning of the year allowance	27.19%	33.04%
                                                                   _______________

At March 31, 2011, the allowance for loan losses was $32.1 million, compared to $29.2 million at December 31, 2010.  As of March 31, 2011, the allowance for loan losses represented 2.52% of total loans receivable and was equal to 38.24% of non-performing loans, compared to 2.23% and 34.66%, respectively, at December 31, 2010.  The $2.9 million increase in the allowance for loan loss during the three months ended March 31, 2011 is attributable to a $1.6 million increase in specific loan loss reserves related to impaired loans and a $1.3 million increase in the general valuation allowance.  The increase in specific loan loss reserves was the result of an increase in impaired loans and a decline in the value of collateral as evidenced by updated appraisals reflecting further decline in the value of those properties during the period.  The increase in the general valuation allowance resulted from an increase in loans that, while still performing, have been identified as having higher risk characteristics.  The increase in the amount and number of loans identified as exhibiting elevated levels of risk with respect to loss compounded the increase in overall delinquent loans.  Loans with elevated risk profiles include loans internally classified as special mention and watch.  An evaluation of the loan portfolio resulted in a $1.3 million increase to the general valuation allowance during the three months ended March 31, 2011.  Weakness in the residential real estate market has continued for the past three years and the risk of loss on loans secured by residential real estate remains at an elevated level.

Net charge-offs totaled $2.0 million, or an annualized 0.59% of average loans for the three months ended March 31, 2011, compared to $2.3 million, or an annualized 0.65% of average loans for the three months ended March 31, 2010.  Of the $2.0 million in net charge-offs during the three months ended March 31, 2011, $1.0 million related to loans secured by one- to four-family residential loans.

The $4.9 million loan loss provision for the three months ended March 31, 2011 reflects the Company’s conclusion as to the need for the ending allowance to be $32.1 million following the net charge-offs recorded during the period and a review of the Bank’s loan portfolio and general economic conditions.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 6.0% and 3.5% for the three months ended March 31, 2011 and 2010, respectively.  The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets.  We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans.  We also adjust liquidity as appropriate to meet asset and liability management objectives.  The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the senior management as supported by the Asset/Liability Committee.  Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2011 and 2010, respectively, $124.8 million and $80.1 million of our assets were invested in cash and cash equivalents.  Cash and cash equivalents are comprised of the following: $116.1 million in cash held at the Federal Reserve Bank and other depository institutions and $8.7 million in federal funds sold.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, federal funds purchased and advances from the FHLBC.

During the three months ended March 31, 2011, the collection of principal payment on loans, net of loan originations provided cash flow of $20.8 million, compared to $3.4 million for the three months ended March 31, 2010.  The decrease in loans receivable is reflective of the general decline in loan demand for variable-rate residential real estate mortgage loans combined with the Company’s tightened underwriting standards given the current economic environment.  The decrease in the loan portfolio during the three months ended March 31, 2011 was primarily attributable to a $20.4 million decrease in one- to four-family loans.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.  Deposits decreased by $16.1 million for the three months ended March 31, 2011.  Brokered deposits accounted for $13.5 million of the $16.1 million decrease in deposits.  As a result of the consent order issued by state and federal regulators effective December 18, 2009, the Bank is prohibited from accepting or renewing brokered deposits and all other deposit rates are capped by the FDIC.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC which provide an additional source of funds.  At March 31, 2011, we had $350.0 million in advances from the FHLBC with final maturity dates in 2016, 2017 or 2018.  All advances are callable quarterly until maturity.  As an additional source of funds, we also enter into repurchase agreements.  At March 31, 2011, we had $84.0 million in repurchase agreements.  The agreements mature at various times in 2017, however, all are callable quarterly until maturity.

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

At March 31, 2011, we had outstanding commitments to originate loans of $17.5 million.  In addition, at March 31, 2011 we had unfunded commitments under construction loans of $4.5 million, unfunded commitments under business lines of credit of $9.6 million and unfunded commitments under home equity lines of credit and standby letters of credit of $25.7 million.  At March 31, 2011, certificates of deposit scheduled to mature in one year or less totaled $446.4 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets.  However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed.  Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

 Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of March 31, 2011 and the respective maturity dates.

Contractual Obligations
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Deposits without a stated maturity (4)	$171,546	171,546	-	-	-
Certificates of deposit (4)	957,862	446,384	498,671	12,807	-
Bank lines of credit (4)	979	979
Federal Home Loan Bank advances (1)	350,000	-	-	50,000	300,000
Repurchase agreements (2)(4)	84,000	-	-	-	84,000
Operating leases (3)	239	239	-	-	-
Salary continuation agreements	1,063	170	340	340	213
	$1,565,689	619,318	499,011	63,147	384,213
_____________

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
(4)  Excludes interest.

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of March 31, 2011.

Other Commitments
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$17,540	17,540	-	-	-
Unused portion of home equity lines of credit (2)	24,700	24,700	-	-	-
Unused portion of business lines of credit	9,584	9,584	-	-	-
Unused portion of construction loans (3)	4,543	4,543	-	-	-
Standby letters of credit	991	945	46	-	-
Total Other Commitments	$57,358	57,312	46	-	-
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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2011 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our fixed-rate mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our fixed-rate assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a negative impact on net interest income and earnings.  This effect is offset by the impact that variable-rate assets have on net interest income as interest rates rise and fall.

Percentage Increase (Decerease) in Estimated Annual Net Interest Income Over 12 Months
300 basis point gradual rise in rates	(0.34%)
200 basis point gradual rise in rates	(1.60%)
100 bassis point gradual rise in rates	(2.96%)
100 bassis point gradual decline in rates	(4.93%)
200 bassis point gradual decline in rates	(7.54%)
300 bassis point gradual decline in rates	(9.36%)

WaterStone Bank’s Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 20% for various levels of interest rate changes measured over a 12-month period when compared to the flat rate scenario.  In addition, projected changes in the economic value of equity are limited to a maximum decline of 10% to 80% for interest rate movements of 100 to 300 basis points when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  Because our balance sheet is asset sensitive, net interest income is projected to decline as interest rates fall.  At March 31, 2011, a 100 basis point gradual increase in interest rates had the effect of decreasing forecast net interest income by 2.96% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 4.93%.  At March 31, 2011, a 100 basis point gradual increase in interest rates had the effect of decreasing the economic value of equity by 0.19% while a 100 basis point decrease in rates had the effect of decreasing the economic value of equity by 1.37%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

Internal Control Over Financial Reporting : There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At March 31, 2011, we believe that any liability arising from the resolution of any pending legal proceedings will not be material to our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2010, we set forth the following additional risk factors.

A Significant Portion of our Liabilities are Time Deposits

If interest rates rise, our cost of funds could significantly increase, adversely affecting our ability to generate a profit.  At March 31, 2011, time deposits totaled $957.9 million, comprising 84.8% of our total deposits.  If market rates begin to rise our costs of funds may significantly increase or we may experience significant deposit outflows.  Either of which will adversely affect our ability to operate profitably.

Item 6. Exhibits

    (a) Exhibits: See Exhibit Index, which follows the signature page hereof.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: May 6, 2011
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer
Date: May 6, 2011
/s/ Richard C. Larson
Richard C. Larson
Chief Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended March 31, 2011

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