Form 10-Q
period 2011-06-30
WATERSTONE FINANCIAL INC
filed 2011-08-05
CIK 1329517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

OR

*	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-51507

WATERSTONE FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Federal	20-3598485
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11200 W. Plank Ct.
Wauwatosa, WI53226
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

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 31,250,097 at July 31, 2011.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets	(In Thousands, except share data)
Cash	$86,194	65,900
Federal funds sold	9,293	9,426
Interest-earning deposits in other financial institutions
and other short term investments	-	5
Cash and cash equivalents	95,487	75,331
Securities available for sale (at fair value)	207,753	203,166
Securities held to maturity (at amortized cost),
fair value of $2,595 in 2011 and $2,501 in 2010	2,648	2,648
Loans held for sale (at fair value)	51,886	96,133
Loans receivable	1,246,136	1,306,437
Less: Allowance for loan losses	33,986	29,175
Loans receivable, net	1,212,150	1,277,262
Office properties and equipment, net	27,687	28,196
Federal Home Loan Bank stock (at cost)	21,653	21,653
Cash surrender value of life insurance	35,987	35,385
Real estate owned	60,120	57,752
Prepaid expenses and other assets	7,949	11,440
Total assets	$1,723,320	1,808,966

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$65,502	67,735
Money market and savings deposits	104,307	103,403
Time deposits	912,396	974,391
Total deposits	1,082,205	1,145,529

Short term borrowings	1,244	22,959
Long term borrowings	434,000	434,000
Advance payments by borrowers for taxes	15,821	2,379
Other liabilities	19,170	31,879
Total liabilities	1,552,440	1,636,746

Shareholders’ equity:
Preferred stock (par value $.01 per share)
Authorized 20,000,000 shares, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 200,000,000 shares in 2011 and 2010
Issued - 33,974,450 shares in 2011 and in 2010
Outstanding - 31,250,097 shares in 2011 and in 2010	340	340
Additional paid-in capital	110,484	109,953
Accumulated other comprehensive income, net of taxes	1,388	1,558
Retained earnings	106,918	109,046
Unearned ESOP shares	(2,989)	(3,416)
Treasury shares (2,724,353 shares), at cost	(45,261)	(45,261)
Total shareholders’ equity	170,880	172,220
Total liabilities and shareholders’ equity	$1,723,320	1,808,966

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Interest income:
Loans	$36,506	40,565	18,040	19,812
Mortgage-related securities	2,048	2,863	1,012	1,373
Debt securities, cash and cash equivalents	1,664	1,647	829	841
Total interest income	40,218	45,075	19,881	22,026
Interest expense:
Deposits	7,976	11,214	3,877	5,369
Borrowings	8,601	9,453	4,290	4,682
Total interest expense	16,577	20,667	8,167	10,051
Net interest income	23,641	24,408	11,714	11,975
Provision for loan losses	10,156	12,488	5,281	7,031
Net interest income after provision for loan losses	13,485	11,920	6,433	4,944
Noninterest income:
Service charges on loans and deposits	520	541	271	255
Increase in cash surrender value of life insurance	422	467	270	285
Mortgage banking income	15,442	8,586	9,279	4,995
Loss on impairment of securities	(52)	-	(52)	-
Other	642	537	409	295
Total noninterest income	16,974	10,131	10,177	5,830
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	17,314	11,165	9,397	6,052
Occupancy, office furniture and equipment	3,275	2,719	1,656	1,412
Advertising	651	530	330	326
Data processing	695	701	345	337
Communications	487	453	229	220
Professional fees	797	737	403	428
Real estate owned	4,681	2,170	2,886	740
FDIC insurance premiums	2,077	2,185	1,016	1,063
Other	3,346	2,315	1,707	1,296
Total noninterest expenses	33,323	22,975	17,969	11,874
Income (loss) before income taxes (benefit)	(2,864)	(924)	(1,359)	(1,100)
Income taxes (benefit)	(736)	22	(775)	22
Net loss	$(2,128)	(946)	(584)	(1,122)
Loss per share:
Basic	$(0.07)	(0.03)	(0.02)	(0.04)
Diluted	$(0.07)	(0.03)	(0.02)	(0.04)
Weighted average shares outstanding:
Basic	30,909,235	30,783,883	30,919,666	30,794,314
Diluted	30,909,235	30,783,883	30,919,666	30,794,314

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other		Unearned		Total
	Common Stock		Paid-In	Comprehensive	Retained	ESOP	Treasury	Shareholders'
	Shares	Amount	Capital	Loss	Earnings	Shares	Shares	Equity
	(In Thousands)
Balances at December 31, 2009	31,250	$340	108,883	(2,001)	110,900	(4,269)	(45,261)	168,592

Comprehensive income (loss):
Net loss	—	—	—	—	(946)	—	—	(946)
Other comprehensive income (loss):
Net unrealized holding gain on
available for sale securities arising during the period, net of taxes of $2,323	—	—	—	4,712	—	—	—	4,712
Reclassification of adjustment for net losses on
available for sale securities realized during the period, net of taxes of $3	—	—	—	(4)	—	—	—	(4)
Total comprehensive income								3,762

ESOP shares committed to be released to Plan participants	—	—	(308)	—	—	427	—	119
Stock based compensation	—	—	828	—	—	—	—	828

Balances at June 30, 2010	31,250	$340	109,403	2,707	109,954	(3,842)	(45,261)	173,301

Balances at December 31, 2010	31,250	$340	109,953	1,558	109,046	(3,416)	(45,261)	172,220

Comprehensive income (loss):
Net loss	—	—	—	—	(2,128)	—	—	(2,128)
Other comprehensive income:
Net unrealized holding gain on
available for sale securities arising during the period, net of taxes of $1,140	—	—	—	(201)	—	—	—	(201)
Reclassification adjustment for net losses on
available for sale securities realized during the period, net of taxes of $21	—	—	—	31	—	—	—	31
Total comprehensive income (loss)								(2,298)

ESOP shares committed to be released to Plan participants	—	—	(320)	—	—	427	—	107
Stock based compensation	—	—	851	—	—	—	—	851

Balances at June 30, 2011	31,250	$340	110,484	1,388	106,918	(2,989)	(45,261)	170,880

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2011	2010
	(In Thousands)
Operating activities:
Net loss	$(2,128)	(946)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Provision for loan losses	10,156	12,488
Depreciation	928	926
Deferred income taxes	(795)	(501)
Stock based compensation	851	828
Net amortization of premium on debt and mortgage-related securities	299	(22)
Amortization of unearned ESOP shares	107	119
(Gain) loss on sale and write-down of real estate owned and other assets	1,570	(701)
Gain on sale of loans held for sale	(15,442)	(8,140)
Loans originated for sale	(403,309)	(374,146)
Proceeds on sales of loans originated for sale	462,998	361,763
Decrease in accrued interest receivable	187	361
Increase in cash surrender value of bank owned life insurance	(422)	(467)
Decrease in accrued interest on deposits and borrowings	(305)	(737)
Decrease in other liabilities	(8,404)	(7,673)
(Increase) decrease in accrued tax receivable	(9)	3,125
Other	3,276	430
Net cash provided by (used in) operating activities	49,558	(13,293)

Investing activities:
Net decrease in loans receivable	38,939	15,672
Purchases of:
Debt securities	(50,115)	(48,764)
Mortgage-related securities	(4,094)	(1,000)
Premises and equipment, net	(427)	(327)
Bank owned life insurance	(180)	(180)
Proceeds from:
Principal repayments on mortgage-related securities	17,176	18,788
Sales of mortgage-related securities	—	2,056
Sales of debt securities	—	10,018
Maturities of debt securities	29,164	21,820
Sales of real estate owned and other assets	11,732	13,741
Net cash provided by investing activities	42,195	31,824

Financing activities:
Net increase (decrease) in deposits	(63,324)	20,294
Net decrease in short-term borrowings	(21,715)	(15,999)
Net increase in advance payments by borrowers for taxes	13,442	15,166
Net cash used in financing activities	(71,597)	19,461
Increase in cash and cash equivalents	20,156	37,992
Cash and cash equivalents at beginning of period	75,331	71,120
Cash and cash equivalents at end of period	$95,487	109,112

Supplemental information:
Cash paid, credited or (received) during the period for:
Income tax payments (refunds)	67	(3,111)
Interest payments	16,882	21,404
Noncash investing activities:
Loans receivable transferred to real estate owned	16,167	13,353

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Waterstone Financial, Inc. (the “Company”) and the Company’s subsidiaries.

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2010 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

During the three and six months ended June 30, 2011, the Company recorded a net income tax benefit of $736,000 which relates to the intraperiod tax allocation between other comprehensive income and loss from continuing operations, and represents an out-of-period adjustment for an error that originated beginning in 2008 that was corrected during the three and six months ended June 30, 2011 period.  The correction of the error was not material to the three or six months ended June 30, 2011.  The impact of this error to all prior periods was not deemed to be material.

Note 2— Securities

Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	June 30, 2011
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$39,219	1,993	(3)	41,209
Collateralized mortgage obligations:
Government sponsored enterprise issued	30,393	861	—	31,254
Private-label issued	24,106	220	(1,169)	23,157
Mortgage-related securities	93,718	3,074	(1,172)	95,620

Government sponsored enterprise bonds	67,245	320	(8)	67,557
Municipal securities	38,096	1,183	(671)	38,608
Other debt securities	5,000	236	—	5,236
Debt securities	110,341	1,739	(679)	111,401

Certificates of Deposit	735	—	(3)	732
	$204,794	4,813	(1,854)	207,753

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$42,607	1,839	(116)	44,330
Collateralized mortgage obligations:
Government sponsored enterprise issued	38,262	1,141	(126)	39,277
Private-label issued	26,199	280	(1,032)	25,447
Mortgage-related securities	107,068	3,260	(1,274)	109,054

Government sponsored enterprise bonds	57,327	391	(20)	57,698
Municipal securities	31,804	721	(1,405)	31,120
Other debt securities	5,000	294	—	5,294
Debt securities	94,131	1,406	(1,425)	94,112
	$201,199	4,666	(2,699)	203,166

The majority of the Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by either Fannie Mae or Freddie Mac.  At June 30, 2011, $40.3 million of the Company’s government sponsored entity bonds, $63.2 million of mortgage-related securities and $1.0 million of municipal securities were pledged as collateral to secure repurchase agreement obligations of the Company.

The amortized cost and fair values of investment securities by contractual maturity at June 30, 2011, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt and other securities
Due within one year	$5,703	5,722
Due after one year through five years	84,480	85,535
Due after five years through ten years	5,250	5,608
Due after ten years	15,643	15,268
Mortgage-related securities	93,718	95,620
	$204,794	207,753

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$1,135	(3)	—	—	1,135	(3)
Collateralized mortgage obligations:
Private-label issue	42	—	15,836	(1,169)	15,878	(1,169)
Government sponsored enterprise bonds	992	(8)	—	—	992	(8)
Municipal securities	3,881	(154)	3,972	(517)	7,853	(671)
Certificates of Deposit	732	(3)	—	—	732	(3)
	$6,782	(168)	19,808	(1,686)	26,590	(1,854)

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$14,215	(116)	—	—	14,215	(116)
Collateralized mortgage obligations:
Government sponsored entities	13,145	(126)	—	—	13,145	(126)
Private-label issue	—	—	16,908	(1,032)	16,908	(1,032)
Government sponsored enterprise bonds	7,553	(20)	—	—	7,553	(20)
Municipal securities	7,206	(545)	3,619	(860)	10,825	(1,405)
	$42,119	(807)	20,527	(1,892)	62,646	(2,699)

The Company reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment.  In evaluating whether a security’s decline in market value is other-than-temporary, management considers the length of time and extent to which the fair value has been less than cost, financial condition of the issuer and the underlying obligors, quality of credit enhancements, volatility of the fair value of the security, the expected recovery period of the security and ratings agency evaluations.  In addition the Company may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds and the value of any underlying collateral.  For certain securities in unrealized loss positions, the Company prepares cash flow analyses to compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.

As of June 30, 2011, the Company had six securities which had been in an unrealized loss position for twelve months or longer, including one private-label collateralized mortgage obligation security and five municipal securities.  Based upon the aforementioned factors, the Company identified two collateralized mortgage obligation securities at June 30, 2011 with a combined amortized cost of $20.7 million for which a cash flow analysis was performed to determine whether an other-than-temporary impairment was warranted.  This evaluation indicated that the two collateralized mortgage obligations were other-than-temporarily impaired.  Estimates of discounted cash flows based on expected yield at time of original purchase, prepayment assumptions based on actual and anticipated prepayment speed, actual and anticipated default rates and estimated level of severity given the loan to value ratios, credit scores, geographic locations, vintage and levels of subordination related to the security and its underlying collateral resulted in a projected credit loss on the collateralized mortgage obligations.

During the three months ended June 30, 2011, the Company’s analysis resulted in an estimate of approximately $52,000 in credit losses that was charged to earnings with respect to one of these two collateralized mortgage obligations. This security had an amortized cost of $17.0 million and an estimated fair value of $15.8 million as of June 30, 2011.  The analysis with respect to the second collateralized mortgage obligation indicated no additional estimated credit loss.  This security had an amortized cost of $3.7 million and an estimated fair value of $3.8 million as of June 30, 2011.  As of June 30, 2011, net unrealized losses on these collateralized mortgage obligations include other-than-temporary impairment recognized in other comprehensive income (before taxes) of $1.0 million.

The following table presents the change in other-than-temporary credit related impairment charges on collateralized mortgage obligations for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(in thousands)
Credit related impairments on securities as of December 31, 2009	$1,762
Credit related impairments related to securites for which an other-than-temporary
impairment was not previously recognized	-
Increase in credit related impairments related to securities for which an other-than-
temporary impairment was previously recognized	-
Reduction for increases in cash flows expected over the remaining life
of the securities	(122)
Credit related impairments on securities as of December 31, 2010	1,640
Credit related impairments related to securites for which an other-than-temporary
impairment was not previously recognized	-
Increase in credit related impairments related to securities for which an other-than-
temporary impairment was previously recognized	52
Reduction for increases in cash flows expected over the remaining life
of the securities	(3)
Credit related impairments on securities as of June 30, 2011	$1,689

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

Securities Held to Maturity

As of June 30, 2011, the Company held one security that has been designated as held to maturity.  The security has an amortized cost of $2.65 million and an estimated fair value of $2.60 million.  The final maturity of this security is 2022, however, it is callable quarterly.  The Company has performed an assessment to determine whether this security is other-than-temporarily impaired.  Based upon a number of factors, including significant and repeated investments on the part of the United States government, the Company has determined that the security is not other-than-temporarily impaired at June 30, 2011.

Note 3— Loans Receivable

Loans receivable are summarized as follows:

	June 30,	December 31,
	2011	2010
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$542,146	584,014
Over four-family residential	540,116	542,602
Home equity	64,497	71,952
Commercial real estate	56,319	51,733
Construction and land	47,107	56,794
Consumer loans	121	154
Commercial business loans	36,465	40,442
Gross loans receivable	1,286,771	1,347,691
Less:
Undisbursed loan proceeds	38,685	39,265
Unearned loan fees, net	1,950	1,989
Total loans receivable	$1,246,136	1,306,437

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  While credit risks tend to be geographically concentrated in the Company’s Milwaukee metropolitan area and while 89.1% of the Company’s loan portfolio involves loans that are secured by residential real estate, there are no concentrations with individual or groups of related borrowers.  While the real estate collateralizing these loans is primarily residential in nature, it ranges from owner-occupied single family homes to large apartment complexes.  In addition, real estate collateralizing $104.6 million or 8.1% of total mortgage loans is located outside of the state of Wisconsin.

The unpaid principal balance of loans serviced for others was $4.5 million and $6.3 million at June 30, 2011 and December 31, 2010, respectively. These loans are not reflected in the consolidated financial statements.

During the six months ended June 30, 2011, $403.3 million in residential loans were originated for sale.  During the same period, sales of loans held for sale totaled $447.6 million and were sold at a gain of $15.4 million.

Qualifying loans receivable totaling $583.3 million are pledged as collateral against $350.0 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement at both June 30, 2011 and December 31, 2010.

An analysis of past due loans receivable as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011

	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$11,720	5,718	43,383	60,821	479,375	540,196
Over four-family	4,388	1,656	10,785	16,829	523,287	540,116
Home equity	530	145	15	690	40,405	41,095
Construction and land	6,681	514	1,984	9,179	33,647	42,826
Commercial real estate	220	631	624	1,475	54,844	56,319
Consumer	10	-	-	10	111	121
Commercial loans	79	286	23	388	25,075	25,463
Total	$23,628	8,950	56,814	89,392	1,156,744	1,246,136

	As of December 31, 2010
Mortgage loans:
Residential real estate:
One- to four-family	$13,220	7,887	44,055	65,162	516,864	582,026
Over four-family	1,639	2,366	12,307	16,312	526,290	542,602
Home equity	497	96	207	800	45,349	46,149
Construction and land	586	1,326	2,754	4,666	49,295	53,961
Commercial real estate	574	222	1,101	1,897	49,836	51,733
Consumer	-	-	-	-	154	154
Commercial loans	394	-	1,432	1,826	27,986	29,812
Total	$16,910	11,897	61,856	90,663	1,215,774	1,306,437

(1)	Includes $4.7 million and $3.5 million for June 30, 2011 and December 31, 2010, respectively, which are on non-accrual status.
(2)	Includes $3.5 million and $3.0 million for June 30, 2011 and December 31, 2010, respectively, which are on non-accrual status.
(3)	Includes $14.7 million and $15.8 million for June 30, 2011 and December 31, 2010, respectively, which are on non-accrual status.

As of June 30, 2011 and December 31, 2010, there are no loans that are 90 or more days past due and still accruing.

A summary of the activity for the six months ended June 30, 2011 and 2010 in the allowance for loan losses follows:

	One- to Four- Family	Over Four-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)

Six months ended June 30, 2011
Balance at beginning of period	$16,150	6,877	1,196	3,252	671	28	1,001	29,175
Provision for loan losses	6,314	1,922	272	1,156	226	6	260	10,156
Charge-offs	(2,901)	(1,591)	(350)	(159)	(177)	(7)	(313)	(5,498)
Recoveries	126	12	4	-	-	1	10	153
Balance at end of period	$19,689	7,220	1,122	4,249	720	28	958	33,986

Six months ended June 30, 2010
Balance at beginning of period	$17,875	5,208	1,642	2,635	720	43	371	28,494
Provision for loan losses	8,105	2,947	(257)	335	72	3	1,283	12,488
Charge-offs	(4,677)	(1,046)	(38)	-	(172)	(13)	(766)	(6,712)
Recoveries	101	-	1	2	-	-	-	104
Balance at end of period	$21,404	7,109	1,348	2,972	620	33	888	34,374

A summary of the allowance for loan loss by collateral class as of the period ended June 30, 2011 follows:

	One- to Four- Family	Over Four-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans
individually evaluated for impairment	$8,075	2,078	299	3,130	141	-	368	14,091
Allowance related to loans
collectively evaluated for impairment	11,614	5,142	823	1,119	579	28	590	19,895
Balance at end of period	$19,689	7,220	1,122	4,249	720	28	958	33,986

Loans individually evaluated for impairment	$78,541	29,877	594	11,099	1,973	-	472	122,556

Loans collectively evaluated for impairment	461,655	510,239	40,501	31,727	54,346	121	24,991	1,123,580
Total gross loans	$540,196	540,116	41,095	42,826	56,319	121	25,463	1,246,136

A summary of the allowance for loan loss by collateral class as of the year ended December 31, 2010 follows:

	One- to Four- Family	Over Four-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans
individually evaluated for impairment	$5,775	2,548	311	2,112	162	-	185	11,093
Allowance related to loans
collectively evaluated for impairment	10,375	4,329	885	1,140	509	28	816	18,082
Balance at end of period	$16,150	6,877	1,196	3,252	671	28	1,001	29,175

Loans individually evaluated for impairment	$78,434	30,288	804	12,337	1,838	-	2,030	125,731

Loans collectively evaluated for impairment	503,592	512,314	45,345	41,624	49,895	154	27,782	1,180,706
Total gross loans	$582,026	542,602	46,149	53,961	51,733	154	29,812	1,306,437

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of June 30, 2011 and December 31, 2010:

	One- to Four- Family	Over Four-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
At June 30, 2011	(In Thousands)
Substandard	$77,793	26,179	1,656	11,350	2,061	-	472	119,511
Watch	22,151	39,235	687	7,221	419	-	1,207	70,920
Pass	440,252	474,702	38,752	24,255	53,839	121	23,784	1,055,705
	$540,196	540,116	41,095	42,826	56,319	121	25,463	1,246,136

At December 31, 2010
Substandard	$72,846	25,071	1,874	9,569	1,936	-	2,557	113,853
Watch	24,343	30,877	1,401	14,394	892	-	706	72,613
Pass	484,837	486,654	42,874	29,998	48,905	154	26,549	1,119,971
	$582,026	542,602	46,149	53,961	51,733	154	29,812	1,306,437

Factors that are important to managing overall credit quality include sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an allowance for loan losses, and sound non-accrual and charge-off policies.  Our underwriting policies require an officers’ loan committee review and approval of all loans in excess of $500,000.  In addition, an independent loan review function exists for all residential loans.  Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans.  To do so, we maintain a loan review system under which our credit management personnel review non-owner occupied one-to four-family, over four-family, construction and land, commercial real estate and commercial loans that individually, or as part of an overall borrower relationship exceed $1.0 million in potential exposure.  Loans meeting these criteria are reviewed on an annual basis, or more frequently, if the loan renewal is less than one year.  With respect to this review process, management has determined that pass loans include credits that exhibit acceptable financial statements, cash flow and leverage.  Watch credits have potential weaknesses that deserve management’s attention, and if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit.  Substandard loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged.  These loans generally have a well-defined weakness that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Finally, a loan is considered to be impaired when it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management has determined that all non-accrual loans and loans modified under troubled debt restructurings have been determined by the Bank to meet the definition of an impaired loan.

The Company’s procedures dictate that an updated valuation is obtained with respect to underlying collateral at the time a loan is deemed to be impaired.  Updated valuations may also be obtained upon transfer from loans receivable to real estate owned based upon the age of the prior appraisal, changes in market conditions or known changes to the physical condition of the property.

Estimated fair values are reduced to account for sales commissions, broker fees, unpaid property taxes and additional selling expenses to arrive at an estimated net realizable value.  The adjustment factor is based upon the Company’s actual experience with respect to sales of real estate owned over the prior two years.  In situations in which we are placing reliance on an appraisal that is more than one year old, an additional adjustment factor is applied to account for downward market pressure since the date of appraisal.  The additional adjustment factor is based upon relevant sales data available for our general operating market as well as company-specific historical net realizable values as compared to the most recent appraisal prior to disposition.

With respect to over-four family income producing real estate, appraisals are reviewed and estimated collateral values are adjusted by updating significant appraisal assumptions to reflect current real estate market conditions.  Significant assumptions reviewed and updated include the capitalization rate, rental income and operating expenses.  These adjusted assumptions are based upon recent appraisals received on similar properties as well as on actual experience related to real estate owned and currently under Company management.

The following tables present data on impaired loans at June 30, 2011 and December 31, 2010.

	As of or for the Period Ended June 30, 2011
	Recorded Investment	Unpaid Pricipal	Reserve	Charge-Offs	Average Recorded Investment	Int Paid YTD
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$43,945	44,448	8,075	503	44,045	474
Over four-family	21,457	21,837	2,078	380	21,588	230
Construction and land	9,904	9,904	3,130	-	10,002	26
Commercial real estate	1,395	3,149	141	1,754	1,395	6
Home equity	480	480	299	-	487	-
Commercial	366	366	368	-	370	-
	$77,547	80,184	14,091	2,637	77,887	736

Total Impaired with no Reserve

One- to four-family	$34,596	37,883	-	3,287	34,718	392
Over four-family	8,420	11,948	-	3,528	8,495	76
Construction and land	1,195	1,195	-	-	1,195	11
Commercial real estate	578	578	-	-	578	11
Home equity	114	114	-	-	120	-
Commercial	106	581	-	475	113	-
	$45,009	52,299	-	7,290	45,219	490

Total Impaired

One- to four-family	$78,541	82,331	8,075	3,790	78,763	866
Over four-family	29,877	33,785	2,078	3,908	30,083	306
Construction and land	11,099	11,099	3,130	-	11,197	37
Commercial real estate	1,973	3,727	141	1,754	1,973	17
Home equity	594	594	299	-	607	-
Commercial	472	947	368	475	483	-
	$122,556	132,483	14,091	9,927	123,106	1,226

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

	As of or for the Year Ended December 31, 2010
	Recorded Investment	Unpaid Pricipal	Reserve	Charge Offs	Average Recorded Investment	Int Paid YTD
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$42,186	44,505	5,775	2,319	50,785	1,277
Over four-family	20,200	20,460	2,548	260	24,305	191
Construction and land	9,550	9,770	2,112	220	12,569	243
Commercial real estate	976	2,730	162	1,754	938	3
Home equity	565	565	311	-	628	19
Commercial	584	584	185	-	313	30
	74,061	78,614	11,093	4,553	89,538	1,763

Total Impaired with no Reserve

One- to four-family	36,248	43,567	-	7,319	40,598	1,167
Over four-family	10,088	13,527	-	3,439	13,947	481
Construction and land	2,787	5,859	-	3,072	2,084	10
Commercial real estate	862	1,030	-	168	1,491	27
Home equity	239	239	-	-	733	13
Commercial	1,446	1,446	-	-	2,409	16
	51,670	65,668	-	13,998	61,262	1,714

Total Impaired

One- to four-family	78,434	88,072	5,775	9,638	91,383	2,444
Over four-family	30,288	33,987	2,548	3,699	38,252	672
Construction and land	12,337	15,629	2,112	3,292	14,653	253
Commercial real estate	1,838	3,760	162	1,922	2,429	30
Home equity	804	804	311	-	1,361	32
Commercial	2,030	2,030	185	-	2,722	46
	$125,731	144,282	11,093	18,551	150,800	3,477

When a loan is considered impaired, interest payments received are treated as interest income on a cash basis as long as the remaining book value of the loan (i.e., after charge-off of all identified losses) is deemed to be fully collectible. If the remaining book value is not deemed to be fully collectible, all payments received are applied to unpaid principal. Determination as to the ultimate collectability of the remaining book value is supported by an updated credit department evaluation of the borrower’s financial condition and prospects for repayment, including consideration of the borrower’s sustained historical repayment performance and other relevant factors.

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower’s intent and ability to make all principal and interest payments in accordance with contractual terms.  The evaluation process is subject to the use of significant estimates and actual results could differ from estimates.  This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis.  In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan.  Of the total $45.0 million of impaired loans as of June 30, 2011 for which no allowance has been provided, $7.3 million in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loan’s net realizable value, using the estimated fair value of the underlying collateral.  To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At June 30, 2011, total impaired loans includes $46.7 million of troubled debt restructurings.  The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate.  The restructured terms are typically in place for six to twelve months.  At December 31, 2010, total impaired loans included $36.5 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of June 30, 2011
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
1-4 Family	$23,281	65	$9,404	31	$32,685	96
Over four family	10,630	10	-		10,630	10
Home Equity	85	2	42	1	127	3
Land and Contruction	1,797	3	79	1	1,876	4
CRE	869	2	479	1	1,348	3
	$36,662	82	$10,004	34	$46,666	116

Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure.  Typical restructured terms include six to twelve months of principal forbearance, a reduction in interest rate or both.  As of June 30, 2011, $46.7 million in loans had been modified in troubled debt restructurings and $10.0 million of these loans were included in the non-accrual loan total.  The remaining $36.7 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continued to be included with accruing loans.  Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired.  As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve.  When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower’s ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral.  As a result of the impairment analysis, a $2.8 million valuation allowance has been established as of June 30, 2011 with respect to the $46.7 million in troubled debt restructurings.

After a troubled debt restructuring reverts to contractual terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status.  If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type at June 30, 2011:

	As of June 30, 2011
	Amount	Number
	(dollars in thousands)

Forebearance and rate reduction	$22,380	77
Rate reductions	15,771	23
Forebearance	8,515	16
	$46,666	116

Generally, we believe that the troubled debt restructuring concessions have been successful.  As of June 30, 2011, $22.4 million of our total troubled debt restructurings consisted of loans for which terms were modified to provide a forbearance with respect to principal payments in addition to a reduction of the interest rate.  As of June 30, 2011, $16.0 million of these loans were in compliance with the modified terms.  An additional $15.8 million of our troubled debt restructurings consisted of loans for which terms were modified to provide a reduction of the interest rate.  As of June 30, 2011, all of these loans were complying with the modified terms.  As of June 30, 2011, $8.5 million of our total troubled debt restructurings consisted of loans for which terms were modified to provide a forbearance with respect to principal payments.  As of June 30, 2011, $7.6 million of these loans were in compliance with the modified terms.

The following table presents data on non-accrual loans and troubled debt restructurings at June 30, 2011 and December 31, 2010:

	As of June 30,	As of December 31,
	2011	2010
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$57,358	56,759
Over four-family	18,844	20,587
Home equity	297	712
Construction and land	2,283	3,013
Commercial real estate	1,104	1,577
Commercial	472	1,530
Consumer	-	-
Total non-accrual loans	$80,358	84,178

Total accruing troubled debt restructurings	$36,662	33,592

Total non-accrual loans to total loans, net	6.45%	6.44%
Total non-accrual loans and performing troubled
debt restructurings to total loans receivable	9.35%	9.01%
Total non-accrual loans to total assets	4.66%	4.65%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	June 30,	December 31,
	2011	2010
	(In Thousands)

One- to four-family	$28,975	28,142
Over four-family	16,074	14,903
Construction and land	10,393	9,926
Commercial real estate	4,678	4,781
	$60,120	57,752

During the six months ended June 30, 2011, $16.2 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write downs totaling $2.2 million during the six months ended June 30, 2011.  During the same period, sales of real estate owned totaled $11.7 million.

Note 5— Deposits

A summary of the contractual maturities of time deposits at June 30, 2011 is as follows:

(In Thousands)

Within one year	$610,080
More than one to two years	283,835
More than two to three years	5,656
More than three to four years	5,151
More than four through five years	7,674
$912,396

Note 6— Borrowings

Borrowings consist of the following:

		June 30, 2011		December 31, 2010
			Weighted		Weighted
			Average		Average
		Balance	Rate	Balance	Rate
		(Dollars in Thousands)
Short term:
Bank line of credit		$1,244	4.75%	22,959	4.75%

Long term:
Federal Home Loan Bank, Chicago (FHLBC) advances maturing:
	2016	220,000	4.34%	220,000	4.34%
	2017	65,000	3.19%	65,000	3.19%
	2018	65,000	2.97%	65,000	2.97%

Repurchase agreements maturing	2017	84,000	3.96%	84,000	3.96%
		$435,244	3.89%	456,959	3.94%

The bank line of credit is the outstanding portion of $70.0 million in revolving lines with unrelated banks.  The lines of credit are utilized by Waterstone Mortgage Corporation to finance loans originated for sale.  Related interest rates are based upon the note rate associated with the loans being financed.  The decrease in use of bank lines of credit results from a decrease in origination volumes at Waterstone Mortgage Corporation  during the quarter ended June 30, 2011 as compared to the quarter ended December 31, 2010.

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

The Company selects loans that meet underwriting criteria established by the FHLBC as collateral for outstanding advances.  The Company’s FHLBC borrowings are limited to 60% of the carrying value of qualifying, unencumbered one- to four-family mortgage loans, 50% of the carrying value of home equity loans and 60% of the carrying value of over four-family loans.  In addition, these advances are collateralized by FHLBC stock totaling $21.7 million at June 30, 2011 and December 31, 2010.  The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $104.5 million at June 30, 2011.  In the event of prepayment, the Company is obligated to pay all remaining contractual interest on long-term borrowings.

Note 7– Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  As of June 30, 2011, that the Bank meets all capital adequacy requirements to which it is subject.  On December 18, 2009, WaterStone Bank entered into a consent order with its federal and state bank regulators whereby it has agreed to maintain a minimum Tier 1 capital ratio of 8.50% and a minimum total risk based capital ratio of 12.00%.  At June 30, 2011, we were in compliance with these higher capital requirements.  The consent order prohibits the Bank from paying dividends or repurchasing common stock without the written consent of the WDFI and FDIC.

As of June 30, 2011 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as quantitatively “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category, however, the outstanding consent order limits transactions otherwise available to “well capitalized” banks.

As a state-chartered savings bank, the Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.

The actual and required capital amounts and ratios for WaterStone Bank as of June 30, 2011and December 31, 2010 are presented in the table below:

	June 30, 2011
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
WaterStone Bank
Total capital (to risk-weighted assets)	$178,339	14.70%	$97,037	8.00%	$121,296	10.00%
Tier I capital (to risk-weighted assets)	162,945	13.43%	48,518	4.00%	72,777	6.00%
Tier I capital (to average assets)	162,945	9.35%	69,737	4.00%	87,171	5.00%
State of Wisconsin capital required (to total assets)	162,945	9.48%	103,089	6.00%	N/A	N/A

	December 31, 2010
WaterStone Bank
Total capital (to risk-weighted assets)	$180,718	14.13%	$102,324	8.00%	$127,905	10.00%
Tier I capital (to risk-weighted assets)	164,568	12.87%	51,162	4.00%	76,743	6.00%
Tier I capital (to average assets)	164,568	8.83%	74,567	4.00%	93,208	5.00%
State of Wisconsin capital required (to total assets)	164,568	9.12%	108,228	6.00%	N/A	N/A

Note 8 – Income Taxes

During the three and six months ended June 30, 2011, the Company recorded a net income tax benefit of $736,000 which relates to the intraperiod tax allocation between other comprehensive income and loss from continuing operations, and represents an out-of-period adjustment for an error that originated beginning in 2008 that was corrected during the three and six months ended June 30, 2011 period.  The correction of the error was not material to the three or six months ended June 30, 2011.  The impact of this error to all prior periods was not deemed to be material.

During the six months ended June 30, 2011 and 2010, the Company recorded state income tax expense of $59,000 and $22,000, respectively.  The state tax expense relates to various states in which our mortgage banking subsidiary does business and files a separate company state income tax return.

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

Note 9– Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk are as follows:

	June 30,	December 31,
	2011	2010
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$36,328	14,681
Unused portion of home equity lines of credit	23,402	25,803
Unused portion of construction loans	4,281	2,832
Unused portion of business lines of credit	11,002	10,630
Standby letters of credit	991	991

(1) Excludes commitments to originate loans held for sale and are addressed in Note 10.

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of June 30, 2011 and December 31, 2010.

Note 10– Derivative Financial Instruments

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale.    At June 30, 2011, The Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $97.5 million and interest rate lock commitments with an aggregate notional amount of approximately $92.5 million.  The fair value of the mortgage derivatives at June 30, 2011 included a cumulative net gain of $805,000 on forward commitments to sell residential mortgage loans to various investors and a cumulative net loss of $38,000 on interest rate lock commitments to originate residential mortgage loans held for sale to individuals.

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

Note 11– Earnings (loss) per share

Earnings per share are computed using the two-class method.  Basic earnings per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include unvested restricted shares.  Unvested restricted shares are considered participating securities because holders of these securities have the right to receive dividends at the same rate as holders of the Company’s common stock.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Unvested restricted stock and stock options are considered outstanding for diluted earnings (loss) per share only.  Unvested restricted stock and stock options totaling 54,200 and 210,500 shares for the six and three months ended June 30, 2011 and 103,400 and 314,000 shares for the six and three months ended June 30, 2010 are antidilutive and are excluded from the earnings (loss) per share calculation.

Presented below are the calculations for basic and diluted earnings (loss) per share:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands, except per share data)

Net loss	$(2,128)	$(946)	$(584)	$(1,122)
Net loss available to unvested restricted shares	-	-	-	-
Net loss available to common stockholders	$(2,128)	$(946)	$(584)	$(1,122)

Weighted average shares outstanding	30,909	30,784	30,920	30,794
Effect of dilutive potential common shares	-	-	-	-
Diluted weighted average shares outstanding	30,909	30,784	30,920	30,794

Basic loss per share	$(0.07)	$(0.03)	$(0.02)	$(0.04)
Diluted loss per share	$(0.07)	$(0.03)	$(0.02)	$(0.04)

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

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	June 30, 2011	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$41,209	-	41,209	-
Collateralized mortgage obligations
Government sponsored enterprise bonds	31,254	-	31,254	-
Private-label issued	23,157	-	3,542	19,615
Government sponsored enterprise bonds	67,557	-	67,557	-
Municipal securities	38,608	-	38,608	-
Other debt securities	5,236	5,236	-	-
Certificates of Deposit	732	-	732	-
Loans held for sale	51,886	-	51,886	-
Mortgage banking derivative assets	805	-	-	805
Mortgage banking derivative liabilities	(38)	-	-	(38)
	$260,406	5,236	234,788	20,382

		Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$44,330	-	44,330	-
Collateralized mortgage obligations
Government sponsored enterprise bonds	39,277	-	39,277	-
Private-label issued	25,447	-	5,146	20,301
Government sponsored enterprise bonds	57,698	-	57,698	-
Municipal securities	31,120	-	31,120	-
Other debt securities	5,294	5,294	-	-

Loans held for sale	96,133	-	96,133	-
Mortgage banking derivative assets	470	-	-	470
Mortgage banking derivative liabilities	(63)	-	-	(63)
	$299,706	5,294	273,704	20,708

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

Loans held for sale – The Company carries loans held for sale at fair value under the fair value option model.  Fair value is generally determined by estimating a gross premium or discount, which is derived from pricing currently observable in the secondary market, principally from observable prices for forward sale commitments.  At June 30, 2011 and December 31, 2010, loans held-for-sale totaled $51.9 million and $96.1 million, respectively.  Loans held-for-sale are considered to be Level 2 in the fair value hierarchy of valuation techniques.

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

	Available for sale securities	Mortgage banking derivatives
	(In Thousands)

Balance at December 31, 2009	$15,799	41

Transfer into level 3	-	-
Unrealized holding losses arising during the period:
Included in other comprehensive income	5,261	-
Other than temporary impairment included in net loss	-	-
Principal repayments	(881)	-
Net accretion of discount/amortization of premium	122	-
Mortgage derivative gain, net	-	366
Balance at December 31, 2010	20,301	407

Transfer into level 3	-	-
Unrealized holding losses arising during the period:
Included in other comprehensive income	(160)	-
Other than temporary impairment included in net loss	(52)	-
Principal repayments	(477)	-
Net accretion of discount/amortization of premium	3	-
Mortgage derivative gain, net	-	360
Balance at June 30, 2011	$19,615	767

Level 3 available-for-sale securities include two corporate collateralized mortgage obligations.  The market for these securities was not active as of June 30, 2011.  As such, the Company valued this security based on the present value of estimated future cash flows   Additional impairment may be incurred in future periods if estimated future cash flows are less than the cost basis of the securities. There were no transfers in or out of Level 1 or Level 2 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	June 30, 2011	Level 1	Level 2	Level 3
	(In Thousands)
Loans (1)	$63,456	-	-	63,456
Real estate owned	60,120	-	-	60,120

		Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
	(In Thousands)
Loans (1)	$62,968	-	-	62,968
Real estate owned	57,752	-	-	57,752

(1)  Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis.  On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral.  Fair value is determined based on third party appraisals.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques.  At June 30, 2011, loans determined to be impaired with an outstanding balance of $77.5 million were carried net of specific reserves of $14.1 million for a fair value of $63.5 million.  At December 31, 2010, loans determined to be impaired with an outstanding balance of $74.1 million were carried net of specific reserves of $11.1 million for a fair value of $63.0 million.  Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals and, if less than the carrying value of the loan, the carrying value of the loan is adjusted to the fair value.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques.  Changes in the value of real estate owned totaled $2.2 million and $487,000 during the six months ended June 30, 2011 and 2010, respectively and are recorded in real estate owned expense. At June 30, 2011 and December 31, 2010, real estate owned totaled $60.1 million and $57.8 million, respectively.

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In Thousands)
Financial Assets
Cash and cash equivalents	$95,487	95,487	74,945	74,945
Securities available-for-sale	207,753	207,753	203,166	203,166
Securities held-to-maturity	2,648	2,595	2,648	2,501
Loans held for sale	51,886	51,886	96,133	96,133
Loans receivable	1,246,136	1,248,588	1,306,437	1,313,854
FHLB stock	21,653	21,653	21,653	21,653
Cash surrender value of life insurance	35,987	35,987	35,385	35,385
Accrued interest receivable	3,914	3,914	4,101	4,101
Mortgage banking derivative assets	805	805	470	470

Financial Liabilities
Deposits	1,082,205	1,086,757	1,145,529	1,153,065
Advance payments by
borrowers for taxes	15,821	15,821	2,379	2,379
Borrowings	435,244	480,977	456,959	482,933
Accrued interest payable	2,021	2,021	2,326	2,326
Mortgage banking derivative liabilities	38	38	63	63

Other Financial Instruments
Stand-by letters of credit	3	3	5	5

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit is not material at June 30, 2011 and December 31, 2010.

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

Note 13– Segment Reporting

During the six months ended June 30, 2011, the Company determined that it has two reportable segments: community banking and mortgage banking.  During this period, the Company realigned its operations to allow for all mortgage banking activities to be managed exclusively within its mortgage banking subsidiary.  Based upon this realignment, the Company determined that the mortgage banking subsidiary represents a segment that is distinct from the operations of the core community banking function.  The Company’s operating segments are presented based on its management structure and management accounting practices.  The structure and practices are specific to the Company and therefore, the financial results of the Company’s business segments are not necessarily comparable with similar information for other financial institutions.

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

Mortgage Banking

The Mortgage Banking segment provides residential mortgage loans for the purpose of sale on the secondary market.  Mortgage banking products and services are provided in ten states including: Wisconsin, Arizona, Colorado, Florida, Idaho, Illinois, Maryland, Minnesota, Pennsylvania and Tennessee.

	As of or for the Six months ended June 30, 2011
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	$23,191	204	246	23,641
Provision for loan losses	10,125	31	-	10,156
Net interest income after provision for loan losses	13,066	173	246	13,485

Noninterest income:	1,237	15,737	-	16,974

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	6,913	10,804	(403)	17,314
Occupancy, office furniture and equipment	1,720	1,555	-	3,275
FDIC insurance premiums	2,077	-	-	2,077
Real estate owned	4,681	-	-	4,681
Other	2,314	3,357	305	5,976
Total noninterest expenses	17,705	15,716	(98)	33,323
Income (loss) before income taxes (benefit)	(3,402)	194	344	(2,864)
Income taxes (benefit)	(877)	141	-	(736)
Net income (loss)	$(2,525)	53	344	(2,128)

Total Assets	$1,709,955	62,373	(49,008)	1,723,320

	As of or for the Six months ended June 30, 2010
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	23,912	247	249	24,408
Provision for loan losses	12,403	85	-	12,488
Net interest income after provision for loan losses	11,509	162	249	11,920

Noninterest income:	1,474	8,657	-	10,131

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	6,756	4,800	(391)	11,165
Occupancy, office furniture and equipment	1,693	1,026	-	2,719
FDIC insurance premiums	2,185	-	-	2,185
Real estate owned	2,170	-	-	2,170
Other	2,538	2,052	146	4,736
Total noninterest expenses	15,342	7,878	(245)	22,975
Income (loss) before income taxes (benefit)	(2,359)	941	494	(924)
Income taxes (benefit)	(364)	386	-	22
Net income (loss)	(1,995)	555	494	(946)

Total Assets	$1,838,894	75,653	(33,522)	1,881,025

	As of or for the Three months ended June 30, 2011
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	$11,452	137	125	11,714
Provision for loan losses	5,265	16	-	5,281
Net interest income after provision for loan losses	6,187	121	125	6,433

Noninterest income:	657	9,520	-	10,177

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,168	6,431	(202)	9,397
Occupancy, office furniture and equipment	822	834	-	1,656
FDIC insurance premiums	1,016	-	-	1,016
Real estate owned	2,886	-	-	2,886
Other	1,170	1,773	71	3,014
Total noninterest expenses	9,062	9,038	(131)	17,969
Income (loss) before income taxes (benefit)	(2,218)	603	256	(1,359)
Income taxes (benefit)	(1,012)	237	-	(775)
Net income (loss)	$(1,206)	366	256	(584)

	As of or for the Three months ended June 30, 2010
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	$11,757	93	125	11,975
Provision for loan losses	7,001	30	-	7,031
Net interest income after provision for loan losses	4,756	63	125	4,944

Noninterest income:	775	5,055	-	5,830

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,345	2,891	(184)	6,052
Occupancy, office furniture and equipment	837	575	-	1,412
FDIC insurance premiums	1,063	-	-	1,063
Real estate owned	740	-	-	740
Other	1,365	1,204	38	2,607
Total noninterest expenses	7,350	4,670	(146)	11,874
Income (loss) before income taxes (benefit)	(1,819)	448	271	(1,100)
Income taxes (benefit)	(188)	210	-	22
Net income (loss)	$(1,631)	238	271	(1,122)

Note 14– Recent Accounting Developments

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

Recent Developments

Effective July 21, 2011, the primary federal regulator of the Company and its mutual holding company parent is the Federal Reserve.  Up until July 21, 2011, the primary federal regulator for both companies was the Office of Thrift Supervision.  The change in our primary federal regulator may result in a change in the interpretation of regulations governing our operations which may affect our operations.  At this time we are not aware of any specific changes that would affect our operations.

Overview

The following discussion and analysis is presented to assist the reader in the understanding and evaluation of the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the results of operations for the six and three months ended June 30, 2011 and 2010 and the financial condition as of June 30, 2011 compared to the financial condition as of December 31, 2010.

Our profitability is highly dependent on our net interest income, mortgage banking income and the provision for loan losses.  Net interest income is the difference between the interest income we earn on our interest earnings assets which are loans receivable, investment securities and cash and cash equivalents and the interest we pay on deposits and other borrowings.  The Company’s banking subsidiary, WaterStone Bank SSB (“WaterStone Bank” or “Bank”) is primarily a mortgage lender with loans secured by real estate comprising 97.2% of total loans receivable on June 30, 2011.  Further, 89.1% of loans receivable are residential mortgage loans with over four-family loans comprising 42.0% of all loans on June 30, 2011.  WaterStone Bank funds loan production primarily with retail deposits and Federal Home Loan Bank advances.  The Bank’s mortgage banking subsidiary, Waterstone Mortgage Corporation, utilizes a line of credit provided by the Bank as its primary source of funding loans held for sale.  In addition, Waterstone Mortgage Corporation utilizes lines of credit with external banks when loan origination volumes exceed the limit of the line of credit provided by the Bank.  On June 30, 2011, deposits comprised 69.7% of total liabilities.  Time deposits, also known as certificates of deposit, accounted for 84.3% of total deposits at June 30, 2011.  Federal Home Loan Bank advances outstanding on June 30, 2011 totaled $350.0 million, or 22.5% of total liabilities.  During the current prolonged period of low interest rates and economic weakness, we have determined that an investment philosophy emphasizing short-term liquid investments is prudent and positions the Company to take advantage of the investment, lending and interest rate risk management opportunities that will exist as the local and national economies recover from the recession.  Our high level of time deposits, relative to total deposits, may result in an increase in our cost of funds when market interest rates begin to increase.

During the six months ended June 30, 2011, our results of operations continued to be adversely affected by elevated levels of nonperforming loans and real estate owned.  Weaknesses in our loan portfolio have required that we establish higher provisions for loan losses and incur significant loan charge-offs.  The continued downturn in the local real estate market requires the Company to continually re-evaluate the inputs and assumptions used to determine the fair value of collateral and net present value of discounted future estimated cash flows related to loans receivable to ensure that the allowance for loan losses continues to be an accurate reflection of management’s best estimate of the amount needed to provide for the probable and estimable loss on impaired loans and other incurred losses in the loan portfolio.  As a result, the Company determined that a provision for loan losses of $10.2 million was necessary during the six months ended June 30, 2011 in order to maintain the allowance for loan losses at an appropriate level in relation to the risks management believes are inherent and estimable in our portfolio.  Additional information regarding loan quality and its impact on our financial condition and results of operations can be found in the “Asset Quality” discussion.

Our results of operations are also affected by noninterest income and noninterest expense.  Noninterest income consists primarily of mortgage banking income.  A significant increase in margins earned on the sale of mortgage loans in the secondary market, yielded a $6.9 million increase in mortgage banking income during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  Noninterest expense consists primarily of compensation and employee benefits, real estate owned expense and FDIC insurance premiums.  The primary reason for the increase in noninterest expense compared to the prior year relates to the expansion of our mortgage banking operations.  Of the $10.3 million increase in noninterest expense for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, $7.8 million relates to our mortgage banking operations.  Real estate owned expense increased by $2.5 million during the six months ended June 30, 2011 compared to the comparable period in the prior year due to an increase in properties under management and an increase in write downs of asset values, which is reflective of a strategy to become more aggressive in pricing specific properties to expedite the sale process.  During 2011 our noninterest expense has been and will continue to be adversely affected by higher deposit insurance premium assessments from the FDIC.  FDIC insurance premium expense totaled $2.1 million and $2.2 million during the six months ended June 30, 2011 and 2010, respectively.  Our results of operations are also significantly affected by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets.

Allowance for Loan Losses. WaterStone Bank establishes valuation allowances on loans deemed to be impaired. A loan is considered impaired when, based on current information and events, it is probable that WaterStone Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral (specific component).  The Company recognizes the change in present value of expected future cash flows on impaired loans attributable to the passage of time as bad debt expense.  On an ongoing basis, at least quarterly for financial reporting purposes, the fair value of collateral dependent impaired loans and real estate owned is determined or reaffirmed by the following procedures:

•	Obtaining updated real estate appraisals or performing updated discounted cash flow analysis;
•	Confirming that the physical condition of the real estate has not significantly changed since the last valuation date;
•	Comparison of the estimated current book value to that of updated sales values experienced on similar real estate owned;
•	Comparison of the estimated current book value to that of updated values seen on more current appraisals of similar properties; and
•	Comparison of the estimated current book value to that of updated listed sales prices on our real estate owned and that of similar properties (not owned by the Company).

WaterStone Bank also establishes valuation allowances based on an evaluation of the various risk components that are inherent in the credit portfolio (general component). The risk components that are evaluated include past loan loss experience; the level of non-performing and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect the borrower’s ability to repay; the estimated value of any underlying collateral; regulatory guidance; and other relevant factors. The allowance is increased by provisions charged to earnings and recoveries of previously charged-off loans and reduced by charge-offs. Charge-offs approximate the mount by which the outstanding principal balance exceeds the estimated net realizable value of the underlying collateral.  The adequacy of the allowance for loan losses is reviewed and approved quarterly by the WaterStone Bank board of directors. The allowance reflects management’s best estimate of the amount needed to provide for the probable loss on impaired loans and other inherent losses in the loan portfolio, and is based on a risk model developed and implemented by management and approved by the WaterStone Bank board of directors.

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

Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Examples of positive evidence may include the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods.  Examples of negative evidence may include cumulative losses in a current year and prior two years and general business and economic trends.  At both June 30, 2011 and December 31, 2010, the Company determined a valuation allowance continued to be necessary, largely based on the negative evidence represented by a cumulative loss in the most recent three-year period caused by the significant loan loss provisions recorded during those three years.  In addition, general uncertainty regarding the economy and the housing market has increased the potential volatility and uncertainty of projected earnings.  Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly.

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

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

General - Net loss for the six months ended June 30, 2011 totaled $2.1 million, or $0.07 for both basic and diluted loss per share, compared to net loss of $946,000, or $0.03 for both basic and diluted loss per share, for the six months ended June 30, 2010.  The six months ended June 30, 2011 generated an annualized loss on average assets of 0.24% and an annualized loss on average equity of 2.51%, compared to an annualized loss on average assets of 0.10% and an annualized loss on average equity of 1.14% for the comparable period in 2010.  The increase in net loss for the six months ended June 30, 2011compared to the six months ended June 30, 2010 reflects a $767,000 decrease in net interest income, a $2.5 million increase in real estate owned expense and a $747,000 decrease in the pre-tax results of operations from our mortgage banking operations, partially offset by a $2.3 million decrease in the provision for loan losses and a $758,000 increase in income tax benefit.  The provision for loan losses totaled $10.2 million during the six months ended June 30, 2011, compared to $12.5 million for the six months ended June 30, 2010.  Loan charge-off activity and specific loan loss reserves are discussed in additional detail in the Asset Quality section.  The net interest margin increased slightly to 2.87% for the six months ended June 30, 2011 compared to 2.84% for the six months ended June 30, 2010.

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

Mortgage banking segment assets (which consist predominantly of loans held for sale) decreased $46.5 million, or 42.7%, to $62.4 million as of June 30, 2011 compared to $108.9 million as of December 31, 2010.  Additional details are provided in the “Loans Held for Sale” section.  The $6.9 million increase in mortgage banking revenues from the six months ended June 30, 2010 to the six months ended June 30, 2011 was attributable to increased margins on the sale of loans held for sale as well as an increase in the volume of loans sold.  The major components of mortgage banking revenues include fees and premiums associated with the sale of residential loans held for sale, which are discussed in section “Mortgage Banking Income.” The major expenses for the mortgage banking segment are compensation, payroll taxes and other employee benefits, as well as occupancy, office furniture and equipment and other expenses, which are covered generally in the consolidated discussion in section “Noninterest Expense.”

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

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable, net(1)	$1,319,131	36,506	5.58%	$1,435,195	40,565	5.70%
Mortgage related securities(2)	100,402	2,048	4.11	107,756	2,863	5.36
Debt securities,(2) federal funds sold and short-term investments	239,758	1,664	1.40	189,939	1,647	1.75
Total interest-earning assets	1,659,291	40,218	4.89	1,732,890	45,075	5.25

Noninterest-earning assets	104,078			96,428
Total assets	$1,763,369			$1,829,318

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$37,416	14	0.08	$38,971	22	0.11
Money market and savings accounts	115,374	185	0.32	100,358	233	0.47
Time deposits	950,021	7,777	1.65	1,012,737	10,959	2.18
Total interest-bearing deposits	1,102,811	7,976	1.46	1,152,066	11,214	1.96
Borrowings	442,252	8,601	3.92	474,915	9,453	4.01
Total interest-bearing liabilities	1,545,063	16,577	2.16	1,626,981	20,667	2.56

Noninterest-bearing liabilities
Non interest-bearing deposits	28,964			24,318
Other noninterest-bearing liabilities	18,622			10,090
Total noninterest-bearing liabilities	47,586			34,408
Total liabilities	1,592,649			1,661,389
Equity	170,720			167,929
Total liabilities and equity	$1,763,369			$1,829,318

Net interest income		$23,641			$24,408
Net interest rate spread (3)			2.73%			2.69%
Net interest-earning assets (4)	$114,228			$105,909
Net interest margin (5)			2.87%			2.84%
Average interest-earning assets to average interest-bearing liabilities			107.39%			106.51%
________

(1) Interest income includes net deferred loan fee amortization income of $337,000 and $357,000 for the six months ended June 30, 2011 and 2010, respectively.
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

	Six Months Ended June 30,
	2011 versus 2010
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable(1) (2)	$(3,226)	(833)	(4,059)
Mortgage related securities(3)	(185)	(630)	(815)
Other earning assets(3)	386	(369)	17
Total interest-earning assets	(3,025)	(1,832)	(4,857)

Interest expense:
Demand accounts	(1)	(7)	(8)
Money merket and savings accounts	32	(79)	(47)
Time deposits	(645)	(2,538)	(3,183)
Total interest-bearing deposits	(614)	(2,624)	(3,238)
Borrowings	(639)	(213)	(852)
Total interest-bearing liabilities	(1,253)	(2,837)	(4,090)
Net change in net interest income	$(1,772)	1,005	(767)

______________
(1)	Interest income includes net deferred loan fee amortization income of $337,000 and $357,000 for the six months ended June 30, 2011 and 2010, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.

Total Interest Income - Total interest income decreased $4.9 million, or 10.8%, to $40.2 million during the six months ended June 30, 2011 from $45.1 million during the six months ended June 30, 2010.

Interest income on loans decreased $4.1 million, or 10.0%, to $36.5 million during the six months ended June 30, 2011 from $40.6 million during the six months ended June 30, 2010.  The decrease in interest income was primarily due to a $116.1 million, or 8.1%, decrease in the average balance of loans outstanding to $1.32 billion during the six months ended June 30, 2011 from $1.44 billion during the comparable period in 2010.  The decrease in interest income also reflects a 12 basis point decrease in the average yield on loans to 5.58% for the six-month period ended June 30, 2011 from 5.70% for the comparable period in 2010.

Interest income from mortgage-related securities decreased $815,000, or 28.5%, to $2.0 million during the six months ended June 30, 2011 from $2.9 million during the six months ended June 30, 2010.  The decrease in interest income was primarily due to a 125 basis point decrease in the average yield on mortgage-related securities to 4.11% for the six months ended June 30, 2011 from 5.36% for the comparable period in 2010.  The decrease in interest income from mortgage-related securities also reflects a $7.4 million, or 6.8%, decrease in the average balance of mortgage-related securities to $100.4 million for the six months ended June 30, 2011 from $107.8 million during the comparable period in 2010. The decline in the average balance of mortgage-related securities during the six months ended June 30, 2011 reflects management’s decision to deemphasize investments in mortgage-related securities and emphasize more liquid, less volatile, government agency and municipal securities.

Finally, interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased slightly to $1.7 million for the six months ended June 30, 2011 compared to $1.6 million for the six months ended June 30, 2010.  Interest income increased due to an increase of $49.8 million, or 26.2%, in the average balance of other earning assets to $239.8 million during the six months ended June 30, 2011 from $189.9 million during the comparable period in 2010.  The increase in average balance reflects a strategic shift towards investments which provide higher levels of liquidity.  The Company intends to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on loans and mortgage related securities.  The increase in interest income due to an increase in average balance was partially offset by a 35 basis point decline in the average yield on other earning assets to 1.40% for the six months ended June 30, 2011 from 1.75% for the comparable period in 2010.  The decline in average yield provided by these assets reflects the lower overall interest rate environment as opposed to a shift in investment strategy and product mix.

Total Interest Expense - Total interest expense decreased by $4.1 million, or 19.8%, to $16.6 million during the six months ended June 30, 2011 from $20.7 million during the six months ended June 30, 2010.  This decrease was the result of a decrease of 40 basis points in the average cost of funds to 2.16% for the six months ended June 30, 2011 from 2.56% for the comparable period ended June 30, 2010.  The decrease in interest expense resulted from a decrease in the average cost of funds as well as a decrease of $81.9 million, or 5.0%, in average interest bearing deposits and borrowings outstanding to $1.55 billion for the six months ended June 30, 2011 compared to an average balance of $1.63 billion for the six months ended June 30, 2010.

Interest expense on deposits decreased $3.2 million, or 28.9%, to $8.0 million during the six months ended June 30, 2011 from $11.2 million during the comparable period in 2010.  This was due to a decrease in the cost of average deposits of 50 basis points to 1.46% for the six months ended June 30, 2011 compared to 1.96% for the comparable period during 2010.  The decrease in interest expense attributable to the decrease in the cost of deposits was compounded by a decrease of $49.3 million, or 4.3%, in the average balance of interest bearing deposits to $1.10 billion during the six months ended June 30, 2011 from $1.15 billion during the comparable period in 2010.  The decrease in the cost of deposits reflects the prolonged low short-term interest rate environment.  Short term interest rates are typically relied upon by financial institutions in pricing deposit products.  The decrease in the average balance of interest bearing deposits was primarily due to a $42.0 million decline in average non-local or brokered deposits.  The average balance of brokered deposits totaled $2.6 million for the six months ended June 30, 2011 compared to $44.6 million for the six months ended June 30, 2010.  The decrease in brokered deposits reflects maturing brokered certificates of deposits.  Because of the consent order issued by state and federal regulators effective December 18, 2009, the Bank is prohibited from accepting or renewing brokered deposits.

Interest expense on borrowings decreased $852,000, or 9.0%, to $8.6 million during the six months ended June 30, 2011 from $9.5 million during the comparable period in 2010.  The decrease resulted from a $32.6 million, or 6.9%, decrease in average borrowings outstanding to $442.3 million during the six months ended June 30, 2011 from $474.9 million during the comparable period in 2010.  The decrease in interest expense due to average balance was compounded by a 9 basis point decrease in the average cost of borrowings to 3.92% during the three months ended June 30, 2011 from 4.01% during the comparable period in 2010.  The decreased use of borrowings as a source of funding during the six months ended June 30, 2011 reflects our decision to utilize deposits as our primary funding source.

Net Interest Income - Net interest income decreased by $767,000 or 3.1%, to $23.6 million during the six months ended June 30, 2011 as compared to $24.4 million during the comparable period in 2010.  The decrease in net interest income resulted primarily from a decrease of $73.6 million, or 4.2%, in the average balance of interest earnings assets to $1.66 billion during the six months ended June 30, 2011 from $1.73 billion during the comparable period in 2010.  The decrease in net interest income also reflects a 36 basis point decrease in the average yield on interest earning assets.  The decrease in interest-earning assets and the decline in average yield both reflect a decrease in the loan portfolio.

Provision for Loan Losses – Our provision for loan losses decreased $2.3 million, or 18.7%, to $10.2 million during the six months ended June 30, 2011, from $12.5 million during the six months ended June 30, 2010.  While the provision for loan losses has decreased from the prior year, it remains at high levels.  These levels remain high due to continued general economic stress resulting in reduced levels of income earned by many of our borrowers combined with loan collateral values, primarily real estate, that remain at levels below those estimated at the time the loans were originally made.  These factors result in higher levels of actual loss experience which when applied to the portfolio in general require higher loan loss provisions.  They also result in more loans exhibiting risk characteristics that require estimated loan loss provisions in excess of our historical average experience rates.  These risk characteristics include reduced borrower cash flow, reduced borrower FICO scores and known declines in collateral value even though the loan may still be performing.  The provision for the six months ended June 30, 2011 was the result of $5.3 million of net loan charge-offs combined with continued weakness in local real estate markets which required an overall increase to the allowance for loan losses.  See the Asset Quality section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $6.9 million to $17.0 million during the six months ended June 30, 2011 from $10.1 million during the comparable period in 2010.  The increase resulted primarily from an increase in mortgage banking income.

Mortgage banking income increased $6.9 million to $15.4 million for the six months ended June 30, 2011, compared to $8.6 million during the comparable period in 2010.  The increase was the combined result of increased volume, increased sales margins and an expansion of the branch network and sales force.  The Company added 12 branches in 2010 in Colorado, Florida, Illinois, Maryland, Minnesota and Wisconsin that produced for the entire six months of 2011.

Of the $6.9 million increase in mortgage banking income that occurred during the six months ended June 30, 2011, $5.5 million related to an increase in margin.  The increase in margin reflects a shift in loan production mix towards loan products and geographic markets that yielded a higher return.  In addition, margin increased due to an increase in the use of mandatory delivery which yielded a higher return when compared to a best efforts delivery.  In addition to the increase due to improved margins, mortgage banking income increased $1.4 million due to an increase in loan origination volume.  During the six months ended June 30, 2011, the Company sold $447.6 million of mortgage loans into the secondary market, as compared to $353.6 million during the comparable period in 2010.  The increase in volume was driven by an expansion of our mortgage banking sales force as well as a decrease in average mortgage rates during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Noninterest Expense - Total noninterest expense increased $10.3 million, or 45.0%, to $33.3 million during the six months ended June 30, 2011 from $23.0 million during the comparable period in 2010.  The increase was primarily attributable to increased compensation, real estate owned expense and other noninterest expense.

Compensation, payroll taxes and other employee benefit expense increased $6.1 million, or 55.1%, to $17.3 million during the six months ended June 30, 2011 compared to $11.2 million during the comparable period in 2010.  Due primarily to an expansion of our mortgage banking operations, total compensation, payroll taxes and other benefits at our mortgage banking subsidiary increased $6.0 million  to $10.8 million for the six months ended June 30, 2011 compared to $4.8 million during the comparable period in 2010.  The increase in compensation at our mortgage banking subsidiary correlates to the increase in mortgage banking income due to the commission based compensation structure in place for our mortgage banking loan officers.

Real estate owned expense increased $2.5 million or 115.7%, to $4.7 million during the six months ended June 30, 2011 from $2.2 million during the comparable period in 2010.  Real estate owned expense includes the net operating and carrying costs related to the properties.  In addition, it includes net gain or loss recognized upon the sale of a foreclosed property, as well as write-downs recognized to maintain the properties at their estimated fair value.  The increase in real estate owned expense results from an increase in properties under management and an increase in write downs of asset values, which is reflective of a strategy to become more aggressive in pricing certain properties to expedite the sale process. During the six months ended June 30, 2011, net operating expense, which includes but is not limited to property taxes, maintenance and management fees, net of rental income increased $721,000 to $3.1 million, or 30.2%, from $2.4 million during the comparable period in 2010.  The increase in net operating expense compared to the prior period resulted from an increase in the number of properties owned.  The average balance of real estate owned totaled $61.1 million for the six months ended June 30, 2011 compared to $53.1 million for the six months ended June 30, 2010.  Net losses recognized on the sale or write down of real estate owned totaled $1.6 million during the six months ended June 30, 2011, compared to a net gain of $214,000 during the comparable period in 2010.

Other noninterest expense increased $1.0 million or 44.6%, to $3.3 million during the six months ended June 30, 2011 from $2.3 million during the comparable period in 2010.  The increase resulted from an increase in operational costs related to the expansion of our mortgage banking operations of $1.0 million to $2.5 million for the six months ended June 30, 2011, compared to $1.5 million during the comparable period in 2010.

Income Taxes – During the six months ended June 30, 2011, the Company recorded a net income tax benefit of $736,000 which relates to the intraperiod tax allocation between other comprehensive income and loss from continuing operations, and represents an out-of-period adjustment for an error that originated beginning in 2008 that was corrected during the six months ended June 30, 2011 period.  The correction of the error was not material to the six months ended June 30, 2011.  The impact of this error to all prior periods was not deemed to be material.

During the six months ended June 30, 2011 and 2010, the Company recorded state income tax expense of $59,000 and $22,000, respectively.  The state tax expense relates to various states in which our mortgage banking subsidiary does business and files a separate company state income tax return.

Net Loss - As a result of the foregoing factors, net loss for the six months ended June 30, 2011 was $2.1 million as compared to net loss of $946,000 during the comparable period in 2010.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

General - Net loss for the three months ended June 30, 2011 totaled $584,000, or $0.02 for both basic and diluted loss per share, compared to a net loss of $1.1 million, or $0.04 for both basic and diluted loss per share, for the three months ended June 30, 2010.  The three months ended June 30, 2011 generated an annualized loss on average assets of 0.13% and an annualized loss on average equity of 1.37%, compared to an annualized loss on average assets of 0.25% and an annualized loss on average equity of 2.66% for the comparable period in 2010.  The results of operations for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 reflect a $1.7 million decrease in the provision for loan losses, an increase of $797,000 in income tax benefit and a $155,000 increase in the pre-tax results of operations from our mortgage banking operations, partially offset by a $261,000 decrease in net interest income and a $2.1 million increase in real estate owned expense.  The provision for loan losses totaled $5.3 million during the three months ended June 30, 2011, compared to $7.0 million for the three months ended June 30, 2010.  Loan charge-off activity and specific loan loss reserves are discussed in additional detail in the Asset Quality section.

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

Mortgage banking segment assets (which consist predominantly of loans held for sale) decreased $46.5 million, or 42.7%, to $62.4 million as of June 30, 2011 compared to $108.9 million as of December 31, 2010.  Additional details are provided in the “Loans Held for Sale” section.  The $4.3 million increase in mortgage banking revenues from the three months ended June 30, 2010 to the three months ended June 30, 2011 was attributable to increased margins on the sale of loans held for sale as well as an increase in the volume of loans sold.  The major components of mortgage banking revenues include fees and premiums associated with the sale of residential loans held for sale, which are discussed in section “Mortgage Banking Income.” The major expenses for the mortgage banking segment are compensation, payroll taxes and other employee benefits, as well as occupancy, office furniture and equipment and other expenses, which are covered generally in the consolidated discussion in section “Noninterest Expense.”

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

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable, net(1)	$1,297,046	18,040	5.58%	$1,428,113	19,812	5.56%
Mortgage related securities(2)	97,587	1,012	4.16	102,503	1,373	5.37
Debt securities,(2) federal funds sold and short-term investments	252,300	829	1.32	208,931	841	1.62
Total interest-earning assets	1,646,933	19,881	4.84	1,739,547	22,026	5.08

Noninterest-earning assets	102,554			94,601
Total assets	$1,749,487			$1,834,148

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$38,443	8	0.08	$41,987	14	0.13
Money market and savings accounts	119,467	90	0.30	105,201	120	0.46
Time deposits	935,653	3,779	1.62	1,014,921	5,235	2.07
Total interest-bearing deposits	1,093,563	3,877	1.42	1,162,109	5,369	1.85
Borrowings	437,886	4,290	3.93	469,543	4,682	4.00
Total interest-bearing liabilities	1,531,449	8,167	2.14	1,631,652	10,051	2.47

Noninterest-bearing liabilities
Non interest-bearing deposits	28,714			25,268
Other noninterest-bearing liabilities	18,161			8,153
Total noninterest-bearing liabilities	46,875			33,421
Total liabilities	1,578,324			1,665,073
Equity	171,163			169,075
Total liabilities and equity	$1,749,487			$1,834,148

Net interest income		$11,714			$11,975
Net interest rate spread (3)			2.70%			2.61%
Net interest-earning assets (4)	$115,484			$107,895
Net interest margin (5)			2.85%			2.76%
Average interest-earning assets to average interest-bearing liabilities			107.54%			106.61%
_________
(1) Interest income includes net deferred loan fee amortization income of $117,000 and $190,000 for the three months ended June 30, 2011 and 2010, respectively.
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

	Three Months Ended June 30,
	2011 versus 2010
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable(1) (2)	$(1,823)	51	(1,772)
Mortgage related securities(3)	(63)	(298)	(361)
Other earning assets(3)	158	(170)	(12)
Total interest-earning assets	(1,728)	(417)	(2,145)

Interest expense:
Demand accounts	(1)	(5)	(6)
Money merket and savings accounts	15	(44)	(29)
Time deposits	(385)	(1,072)	(1,457)
Total interest-bearing deposits	(371)	(1,121)	(1,492)
Borrowings	(308)	(84)	(392)
Total interest-bearing liabilities	(679)	(1,205)	(1,884)
Net change in net interest income	$(1,049)	788	(261)

______________
(1)	Interest income includes net deferred loan fee amortization income of $117,000 and $190,000 for the three months ended June 30, 2011 and 2010, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.

Total Interest Income - Total interest income decreased $2.1 million, or 9.7%, to $19.9 million during the three months ended June 30, 2011 from $22.0 million during the three months ended June 30, 2010.

Interest income on loans decreased $1.8 million, or 8.9%, to $18.0 million during the three months ended June 30, 2011 from $19.8 million during the three months ended June 30, 2010.  The decrease in interest income was primarily due to a $131.1 million, or 9.2%, decrease in the average balance of loans outstanding to $1.30 billion during the three months ended June 30, 2011 from $1.43 billion during the comparable period in 2010.  The decrease in interest income due to a decrease in average balance of loans outstanding was partially offset by 2 basis point increase in the average yield on loans to 5.58% for the three-month period ended June 30, 2011 from 5.56% for the comparable period in 2010.

Interest income from mortgage-related securities decreased $361,000, or 26.3%, to $1.0 million during the three months ended June 30, 2011 from $1.4 million during the three months ended June 30, 2010.  The decrease in interest income was primarily due to a 121 basis point decrease in the average yield on mortgage-related securities to 4.16% for the three months ended June 30, 2011 from 5.37% for the comparable period in 2010.  The decrease in interest income from mortgage-related securities also reflects a $4.9 million, or 4.8%, decrease in the average balance of mortgage-related securities to $97.6 million for the three months ended June 30, 2011 from $102.5 million during the comparable period in 2010. The decline in the average balance of mortgage-related securities during the three months ended June 30, 2011 reflects management’s decision to deemphasize investments in mortgage-related securities and emphasize more liquid, less volatile, government agency and municipal securities.

Finally, interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) decreased slightly to $829,000 for the three months ended June 30, 2011 compared to $841,000 for the three months ended June 30, 2010.  Interest income decreased due to a 29 basis point decline in the average yield on other earning assets to 1.32% for the three months ended June 30, 2011 from 1.61% for the comparable period in 2010.  The decline in average yield provided by these assets reflects the lower overall interest rate environment as opposed to a shift in investment strategy and product mix.  The decrease in interest income due to a decline in average yield was partially offset by an increase of $43.4 million, or 20.8%, in the average balance of other earning assets to $252.3 million during the three months ended June 30, 2011 from $208.9 million during the comparable period in 2010.  The increase in average balance reflects a strategic shift towards investments which provide higher levels of liquidity.  The Company intends to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on loans and mortgage related securities.

Total Interest Expense - Total interest expense decreased by $1.9 million, or 18.7%, to $8.2 million during the three months ended June 30, 2011 from $10.1 million during the three months ended June 30, 2010.  This decrease was the result of a decrease of 33 basis points in the average cost of funds to 2.14% for the three months ended June 30, 2011 from 2.47% for the comparable period ended June 30, 2010.  The decrease in interest expense resulted from a decrease in the average cost of funds as well as a decrease of $100.2 million, or 6.1%, in average interest bearing deposits and borrowings outstanding to $1.53 billion for the three months ended June 30, 2011 compared to an average balance of $1.63 billion for the three months ended June 30, 2010.

Interest expense on deposits decreased $1.5 million, or 27.8%, to $3.9 million during the three months ended June 30, 2011 from $5.4 million during the comparable period in 2010.  This was due to a decrease in the cost of average deposits of 43 basis points to 1.42% for the three months ended June 30, 2011 compared to 1.85% for the comparable period during 2010.  The decrease in the cost of deposits reflects the low interest rate environment due to the Federal Reserve’s low short term interest rate policy.  These rates are typically used by financial institutions in pricing deposit products.  The decrease in interest expense attributable to the decrease in the cost of deposits was compounded by a decrease of $68.5 million, or 5.9%, in the average balance of interest bearing deposits to $1.09 billion during the three months ended June 30, 2011 from $1.16 billion during the comparable period in 2010.  In the prior fiscal year, proceeds received from the loan principal pay downs were primarily utilized to maintain a higher than normal level of liquidity.  As an adequate level of liquidity has been achieved, the Company has permitted a  runoff of time deposits as the size of the loan portfolio has been reduced.  The decrease in the average balance of interest bearing deposits was primarily due to a $37.7 million decline in non-local or brokered deposits.  The average balance of brokered deposits totaled $896,000 for the three months ended June 30, 2011 compared to $38.6 million for the three months ended June 30, 2010.  Because of the consent order issued by state and federal regulators effective December 18, 2009, the Bank is prohibited from accepting or renewing brokered deposits.

Interest expense on borrowings decreased $392,000, or 8.4%, to $4.3 million during the three months ended June 30, 2011 from $4.7 million during the comparable period in 2010.  The decrease resulted from a $31.7 million, or 6.7%, decrease in average borrowings outstanding to $437.9 million during the three months ended June 30, 2011 from $469.5 million during the comparable period in 2010.  The decrease in interest expense due to average balance was compounded by a 7 basis point decrease in the average cost of borrowings to 3.93% during the three months ended June 30, 2011 from 4.00% during the comparable period in 2010.  The decreased use of borrowings as a source of funding during the three months ended June 30, 2010 reflects our decision to utilize core deposits as our primary funding source.

Net Interest Income - Net interest income decreased by $261,000 or 2.2%, to $11.7 million during the three months ended June 30, 2011 as compared to $12.0 million during the comparable period in 2010.  The decrease in net interest income resulted primarily from a decrease of $92.6 million, or 5.3%, in the average balance of interest earnings assets to $1.65 billion during the three months ended June 30, 2011 from $1.74 billion during the comparable period in 2010.  The decrease in net interest income also reflects a 24 basis point decrease in the average yield on interest earning assets.  The decrease in interest-earning assets and the decline in average yield both reflect a decrease in the loan portfolio.

Provision for Loan Losses – Our provision for loan losses decreased $1.8 million, or 24.9%, to $5.3 million during the three months ended June 30, 2011, from $7.0 million during the three months ended June 30, 2010.  While the provision for loan losses has decreased from the prior year, it remains at high levels.  These levels remain high due to continued general economic stress resulting in reduced levels of income earned by many of our borrowers combined with loan collateral values, primarily real estate, that remain at levels below those estimated at the time the loans were originally made.  These factors result in higher levels of actual loss experience which when applied to the portfolio in general require higher loan loss provisions.  They also result in more loans exhibiting risk characteristics that require estimated loan loss provisions in excess of our historical average experience rates.  These risk characteristics include reduced borrower cash flow, reduced borrower FICO scores and known declines in collateral value even though the loan may still be performing.  The provision for the three months ended June 30, 2011 was the result of $3.4 million of net loan charge-offs combined with continued weakness in local real estate markets which required an overall increase to the allowance for loan losses.  See the Asset Quality section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $4.3 million to $10.2 million during the three months ended June 30, 2011 from $5.8 million during the comparable period in 2010.  The increase resulted primarily from an increase in mortgage banking income.

Mortgage banking income increased $4.3 million to $9.3 million for the three months ended June 30, 2011, compared to $5.0 million during the comparable period in 2010.  The increase was the combined result of increased volume, increased sales margins and an expansion of the branch network.  During the three months ended June 30, 2011, the mortgage banking branch network consisted of 31 branches, compared to 29 branches during the three months ended June 30, 2010.  The expansion of the branch network occurred in Pennsylvania and Tennessee.

The $4.3 million increase in mortgage banking income that occurred during the three months ended June 30, 2011 compared to the three months ended June 30, 2010, was almost exclusively a result of an increase in margin.  The increase in margin was driven by a shift in loan production mix towards loan products and geographic markets that yielded a higher return.  In addition, margin increased due to an increase in the use of mandatory delivery which yielded a higher return when compared to a best efforts delivery.  During the three months ended June 30, 2011, the Company sold $197.5 million of mortgage loans into the secondary market, as compared to $196.3 million during the comparable period in 2010.

Noninterest Expense - Total noninterest expense increased $6.1 million, or 51.3%, to $18.0 million during the three months ended June 30, 2011 from $11.9 million during the comparable period in 2010.  The increase was primarily attributable to increased compensation, real estate owned expense and other noninterest expense.

Compensation, payroll taxes and other employee benefit expense increased $3.3 million, or 55.3%, to $9.4 million during the three months ended June 30, 2011 compared to $6.1 million during the comparable period in 2010.  Due primarily to an expansion of our mortgage banking operations, total compensation, payroll taxes and other benefits at our mortgage banking subsidiary increased $3.5 million to $6.4 million for the three months ended June 30, 2011 compared to $2.9 million during the comparable period in 2010.  The increase in compensation at our mortgage banking subsidiary correlates to the increase in mortgage banking income due to the commission based compensation structure in place for our mortgage banking loan officers.

Real estate owned expense increased $2.1 million to $2.9 million during the three months ended June 30, 2011 from $740,000 during the comparable period in 2010.  Real estate owned expense includes the net operating and carrying costs related to the properties.  In addition, it includes net gain or loss recognized upon the sale of a foreclosed property, as well as writedowns recognized to maintain the properties at their estimated fair value.  The increase in real estate owned expense results from an increase in properties under management and an increase in write downs of asset values, which is reflective of a strategy to become more aggressive in pricing properties to expedite the sale process.  During the three months ended June 30, 2011, net operating expense, which includes but is not limited to property taxes, maintenance and management fees, net of rental income increased $573,000 to $1.5 million from $962,000 during the comparable period in 2010.  The increase in net operating expense compared to the prior period resulted from an increase in the number of properties owned.  The average balance of real estate owned totaled $61.4 million for the three months ended June 30, 2011 compared to $53.1 million for the three months ended June 30, 2010.  Net losses recognized on the sale or writedown of real estate owned totaled $1.4 million during the three months ended June 30, 2011, compared to a net gain of $221,000 during the comparable period in 2010.

Other noninterest expense increased $412,000 or 31.8%, to $1.7 million during the three months ended June 30, 2011 from $1.3 million during the comparable period in 2010.  The increase resulted from an increase in operational costs related to the expansion of our mortgage banking operations of $502,000 to $1.4 million for the three months ended June 30, 2011, compared to $867,000 during the comparable period in 2010.

Income Taxes – During the three months ended June 30, 2011, the Company recorded a net income tax benefit of $775,000 which primarily relates to the intraperiod tax allocation between other comprehensive income and loss from continuing operations, and represents an out-of-period adjustment for an error that originated beginning in 2008 that was corrected during the six months ended June 30, 2011 period.  The correction of the error was not material to the six months ended June 30, 2011.  The impact of this error to all prior periods was not deemed to be material.

During the three months ended June 30, 2011 and 2010, the Company recorded state income tax expense of $20,000 and $22,000, respectively.  The state tax expense relates to various states in which our mortgage banking subsidiary does business and files a separate company state income tax return.

Net Income (Loss) - As a result of the foregoing factors, net loss for the three months ended June 30, 2011 was $584,000 as compared to net loss of $1.1 million during the comparable period in 2010.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total Assets - Total assets decreased by $85.6 million, or 4.7%, to $1.72 billion at June 30, 2011 from $1.81 billion at December 31, 2010. The decrease in total assets reflects decreases in loans receivable of $60.3 million and loans held for sale of $44.2 million.  Funds received upon the repayment of loans held in portfolio and sales of loans held for sale were utilized to pay down $21.7 million of short term borrowed funds and $62.0 million in time deposits.  The remainder of the funds realized upon the pay down of loans held in portfolio and loans held for sale were utilized to purchase securities available for sale and increase cash and cash equivalents.  Securities available for sale and cash and cash equivalents increased $4.6 million and $20.2 million, respectively at June 30, 2011, compared to December 31, 2010.

Cash and Cash Equivalents – Cash and cash equivalents increased by $20.2 million, or 26.8%, to $95.5 million at June 30, 2011 from $75.3 million at December 31, 2010.  The increase in cash and cash equivalents reflects the Company’s decision to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on securities and other investments.

Securities Available for Sale – Securities available for sale increased by $4.6 million, or 2.3%, to $207.8 million at June 30, 2011 from $203.2 million at December 31, 2010.  This increase reflects a $9.9 million increase in government sponsored enterprise bonds and a $7.5 million increase in municipal securities, partially offset by $13.4 million decrease in mortgage-backed securities and collateralized mortgage obligations.  The shift in the composition of the securities portfolio towards less volatile, shorter-term debt securities reflects a decision to increase portfolio liquidity.  As of June 30, 2011, the Company holds two available for sale private label issue collateralized mortgage obligations with a total fair value of $19.6 million and an amortized cost of $20.7 million that were determined to be other than temporarily impaired.  The $1.0 million unrealized loss (before taxes) is included in other comprehensive income.  During the six months ended June 30, 2011, a total of $52,000 was recognized as other than temporary impairment with respect to a one of these private label issue collateralized mortgage obligations with a total fair value of $15.8 million and an amortized cost of $17.0 million.

Loans Held for Sale – Loans held for sale decreased by $44.2 million, or 46.0%, to $51.9 million at June 30, 2011, from $96.1 million at December 31, 2010.  During the later half of fiscal 2010, Waterstone Mortgage Corporation capitalized on its branch expansion and low interest rate environment to significantly increase its loan origination activity.  This origination activity resulted in a historically high level of loans held for sale as of December 31, 2010.

Loans Receivable - Loans receivable held for investment decreased $60.3 million, or 4.6%, to $1.25 billion at June 30, 2011 from $1.31 billion at December 31, 2010.  The 2011 decrease in total loans receivable was primarily attributable to a $41.9 million decrease in one- to four-family loans and a $9.7 million decrease in construction and land loans.  The decrease in one- to four-family loans reflects a decline in loan demand for variable-rate real estate mortgage loans as recent borrowers have preferred long-term fixed-rate products that the Company does not generally retain in its portfolio.  The decrease construction and land loans reflects a strategy to reduce exposure to this segment of the portfolio.  Decreases in loan balances in these and other categories also reflect an overall decrease in demand due to current economic conditions combined with the Company’s more stringent loan underwriting requirements.  As a result of the low interest rate environment with respect to long-term fixed-rate real estate mortgage products, the Company has experienced a shift in the composition of loan originations during 2011 and 2010 from one- to four-family residential variable-rate loans to residential real estate loans collateralized by over four-family properties, as this category of borrower displayed relatively stable levels of demand for our existing products.  During the six months ended June 30, 2011, $16.2 million in loans were transferred to real estate owned and $5.3 million were charged-off.

The following table shows loan origination, principal repayment activity, transfers to real estate owned, charge offs and sales during the periods indicated.

	As of or for the		As of or for the
	Six Months Ended June 30,		Year Ended
	2011	2010	December 31, 2010
	(In Thousands)
Total gross loans receivable and held for sale at
beginning of period	$1,443,824	1,516,800	1,516,800
Real estate loans originated for investment:
Residential
One- to four-family	5,668	2,624	11,390
Over four-family	21,658	39,091	69,602
Home equity	2,069	1,924	5,528
Construction and land	12,448	2,367	8,355
Commercial real estate	2,810	903	5,813
Total real estate loans originated for investment	44,653	46,909	100,688
Consumer loans originated for investment	-	76	76
Commerical business loans originated for investment	6,744	4,126	11,204
Total loans originated for investment	51,397	51,111	111,968

Principal repayments	(90,955)	(72,427)	(169,093)
Transfers to real estate owned	(16,167)	(13,353)	(41,781)
Loan principal charged-off, net of recoveries	(5,195)	(6,609)	(25,151)
Net activity in loans held for investment	(60,920)	(41,278)	(124,057)

Loans originated for sale	403,309	374,146	1,084,362
Loans sold	(447,556)	(353,622)	(1,033,281)
Net activity in loans held for sale	(44,247)	20,524	51,081
Total gross loans receivable and held for sale at end of period	$1,338,657	1,496,046	1,443,824

Allowance for Loan Losses - The allowance for loan losses increased $4.8 million, or 16.5%, to $34.0 million at June 30, 2011 from $29.2 million at December 31, 2010.  The $4.8 million increase in the allowance for loan losses during the six months ended June 30, 2011 is attributable to a $3.1 million increase in specific loan loss reserves related to impaired loans, and a $1.7 million increase in the general valuation allowance.  The $3.1 million increase in specific loan loss reserves was primarily the result of an increase in number and amount of impaired loans with significant collateral shortfalls.  The increase in the general valuation allowance resulted from an increase in non-performing loans and loans that, while still performing, have been identified as having higher risk characteristics.  The increase in the amount and number of loans identified as exhibiting elevated levels of risk with respect to loss outweighed the decline in overall delinquent loans.  Loans with elevated risk profiles include loans internally classified as special mention and watch.  These loans resulted in a $1.7 million increase to the general valuation allowance during the six months ended June 30, 2011.  As of June 30, 2011, the allowance for loan losses to total loans receivable was 2.73% and was equal to 42.29% of non-performing loans, compared to 2.23% and 34.66%, respectively, at December 31, 2010.  Of the overall $4.8 million increase in the allowance for loan losses during the six months ended June 30, 2011, $3.5 million related to the one- to four-family category.  Weakness in the residential real estate market has continued for the past three years and the risk of loss on loans secured by residential real estate remains at an elevated level.  That portion of the allowance for loan losses attributable to mortgage loans secured by residential real estate is substantially unchanged at 82.5% of the total allowance for loan losses at June 30, 2011 compared to 83.0% at December 31, 2010.

Real Estate Owned – Total real estate owned increased $2.4 million, or 4.1%, to $60.1 million at June 30, 2011 from $57.8 million at December 31, 2010.  During the six months ended June 30, 2011, $16.2 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write downs totaling $2.2 million during the six months ended June 30, 2011.  During the same period, sales of real estate owned totaled $11.7 million.

Prepaid Expenses and Other Assets – Prepaid expenses and other assets declined by $3.5 million or 30.5%, to $7.9 million at June 30, 2011 from $11.4 million at December 31, 2010.  The decline is primarily due to a decrease in receivables due from third parties related to the origination of loans held for sale.

Deposits – Total deposits decreased $63.3million, or 5.5%, to $1.08 billion at June 30, 2011 from $1.15 billion at December 31, 2010.  The overall reduction in deposits primarily reflects  a decrease in time deposits.  In the prior fiscal year, proceeds received from the loan principal pay downs were primarily utilized to maintain a higher than normal level of liquidity.  As an adequate level of liquidity has been achieved, the Company has responded to additional reductions in the loan portfolio by allowing for strategic runoff of time deposits.  Total time deposits decreased $62.0 million, or 6.4%, to $912.4 million at June 30, 2011 from $974.4 million at December 31, 2010.  Time deposits originated through local retail outlets decreased $48.4 million, or 5.0%, to $911.6 million at June 30, 2011 from $960.0 million at December 31, 2010.  Time deposits originated through the wholesale market decreased $13.6 million, or 94.4%, to $815,000 at June 30, 2011 from $14.4 million at December 31, 2010.  Due to the consent order issued by state and federal regulators effective December 18, 2009, the Bank is prohibited from accepting or renewing brokered deposits and all other deposit rates are capped by the FDIC.  Total money market and savings deposits increased $904,000, or 0.9%, to $104.3 million at June 30, 2011 from $103.4 million at December 31, 2010.  Total demand deposits decreased $2.2 million, or 3.3%, to $65.5 million at June 30, 2011 from $67.7 million at December 31, 2010.

Borrowings – Total borrowings decreased $21.7 million, or 4.8%, to $435.2 million at June 30, 2011 from $457.0 million at December 31, 2010.  The decrease in borrowings relates entirely to a reduction in the use of bank lines of credit to finance loans held for sale.  The balance of these lines of credit decreased by $21.7 million, to $1.2 million at June 30, 2011, from $23.0 million at December 31, 2010.  Interest rates on the lines of credit are based on the note rate of the loans financed and equaled 4.75% at June 30, 2011 and December 31, 2010.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $13.4 million to $15.8 million at June 30, 2011 from $2.4 million at December 31, 2010.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $12.7 million, or 39.9%, to $19.2 million at June 30, 2011 from $31.9 million at December 31, 2010.  The decrease resulted primarily from a $10.3 million seasonal decrease in outstanding escrow checks.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  These amounts remain classified as other liabilities until settled.

Shareholders’ Equity – Shareholders’ equity decreased by $1.3 million, or 0.8%, $170.9 million at June 30, 2011 from $172.2 million at December 31, 2010.  Increases in stockholders’ equity due to a $531,000 increase in additional paid in capital related to stock compensation benefits a $427,000 decrease in unearned ESOP shares.     These increases to shareholders’ equity were offset by a $170,000 decrease in accumulated other comprehensive income and a $2.1 million decrease in retained earnings reflecting the net loss for the six months ended June 30, 2011.

ASSET QUALITY

NONPERFORMING ASSETS

The following table summarizes nonperforming loans and assets:

	At June 30,	At December 31,
	2011	2010
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$57,358	56,759
Over four-family	18,844	20,587
Home equity	297	712
Construction and land	2,284	3,013
Commercial real estate	1,104	1,577
Commercial	472	1,530
Total non-accrual loans	80,359	84,178
Real estate owned
One- to four-family	28,975	28,142
Over four-family	16,074	14,903
Construction and land	10,393	9,926
Commercial real estate	4,678	4,781
Total real estate owned	60,120	57,752
Total nonperforming assets	$140,479	141,930

Total non-accrual loans to total loans receivable	6.45%	6.44%
Total non-accrual loans to total assets	4.66%	4.65%
Total nonperforming assets to total assets	8.15%	7.85%

All loans that exceed 90 days with respect to past due principal and interest are recognized as non-accrual.  Troubled debt restructurings which are still on nonaccrual either due to being past due greater than 90 days, or which have not yet performed under the modified terms for a reasonable period of time, are included in the table above.  In addition, loans which are past due less than 90 days are evaluated to determine the likelihood of collectability given other credit risk factors such as early stage delinquency, the nature of the collateral or the results of a borrower fiscal review.  When the collection of all contractual principal and interest is determined to be unlikely, the loan is moved to non-accrual status and an updated appraisal of the underlying collateral is ordered.  This process generally takes place between contractual past due dates 60 and 90 days.  Upon determining the updated estimated value of the collateral, a loan loss provision is recorded to establish a specific reserve to the extent that the outstanding principal balance exceeds the updated estimated net realizable value of the collateral.  When a loan is determined to be uncollectible, typically coinciding with the initiation of foreclosure action, the specific reserve is reviewed for adequacy, adjusted if necessary, and charged-off.

Total non-accrual loans decreased by $3.8 million, or 4.5%, to $80.4 million as of June 30, 2011 compared to $84.2 million as of December 31, 2010.  The ratio of non-accrual loans to total loans receivable was 6.45% at June 30, 2011 compared to 6.44% at December 31, 2010.  The $3.8 million decrease in non-accrual loans during the six months ended June 30, 2011 resulted primarily from $16.2 million transfers to real estate owned.  In addition to transfers to real estate owned, the decrease in non-accrual loans was driven by $5.4 million in principal pay downs, $4.0 million in charge-offs and $2.8 million in loans that returned to accrual status.  During the six months ended June 30, 2011, $24.7 million in loans were placed on non-accrual status.

Of the $80.4 million in total non-accrual loans as of June 30, 2011, $58.8 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $9.9 million in partial charge-offs have been recorded with respect to these loans as of June 30, 2011.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a “non-performing” status and are disclosed as impaired loans.  In addition, specific reserves totaling $8.6 million have been recorded as of June 30, 2011.  The remaining $21.5 million of non-accrual loans were reviewed on an aggregate basis and $4.9 million in general valuation allowance was deemed necessary as of June 30, 2011.   The $4.9 million in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

There were no accruing loans past due 90 days or more during the six months ended June 30, 2011 and 2010.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes troubled debt restructurings:

	At June 30,	At December 31,
	2011	2010
	(Dollars in Thousands)
Troubled debt restructurings
Substandard	$27,732	15,768
Watch	18,934	20,703
Total troubled debt restructurings	$46,666	36,471

Troubled debt restructurings increased $10.2 million, or 28.0%, to $46.7 million at June 30, 2011 from $36.5 million at December 31, 2010.  Of the $10.2 million increase in troubled debt restructurings from December 31, 2010 to June 30, 2011, $9.6 million relates to loans for which a collateral-based impairment analysis has been performed.  Specific reserves have been established to the extent that these collateral-based impairment analyses indicate that a collateral shortfall exists.

All troubled debt restructurings are considered to be impaired and are risk rated as either substandard or watch and are included in the internal risk rating tables disclosed in Note 3 in the notes to the financial statements.  The following table presents troubled debt restructurings classified by internal risk rating at June 30, 2011 and December 31, 2010.

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At June 30,	At December 31,
	2011	2010
	(Dollars in Thousands)

Loans past due less than 90 days	$32,578	28,807
Loans past due 90 days or more	56,814	61,856
Total loans past due	$89,392	90,663

Total loans past due to total loans receivable	7.17%	6.94%

Total real estate owned increased by $2.4 million, or 4.1%, to $60.1million at June 30, 2011, compared to $57.8 million at December 31, 2010.  During the six months ended June 30, 2011, $16.2 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write downs totaling $2.2 million during the six months ended June 30, 2011.  During the same period, sales of real estate owned totaled $11.7 million.  New appraisals received on real estate owned and collateral dependent impaired loans are based upon an “as is value” assumption.  During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

•	Applying an updated adjustment factor (as described previously) to as existing appraisal;

•	Confirming that the physical condition of the real estate has not significantly changed since the last valuation date;

•	Comparing the estimated current value of the collateral to that of updated sales values experienced on similar collateral;

•	Comparing the estimated current value of the collateral to that of updated values seen on current appraisals of similar collateral; and

•	Comparing the estimated current value to that of updated listed sales prices on our real estate owned and that of similar properties (not owned by the Company).

We owned 318 properties as of June 30, 2011, compared to 284 properties at December 31, 2010.  Of the $60.1 million in real estate owned properties as of June 30, 2011, $49.7 million consist of one– to four-family, over four-family and commercial real estate properties.  Of all real estate owned, these property types present the greatest opportunity to offset operating expenses through the generation of rental income.  Of the $49.7 million in one- to four-family, over four-family and commercial real estate properties, $25.0 million, or 50.3%, represent properties that are generating rental revenue.  Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

A summary of the allowance for loan losses is shown below:

ALLOWANCE FOR LOAN LOSSES

	At or for the Six Months
	Ended June 30,
	2011	2010
	(Dollars in Thousands)

Balance at beginning of period	$29,175	28,494
Provision for loan losses	10,156	12,488
Charge-offs:
Mortgage
One- to four-family	2,901	4,677
Over four-family	1,591	1,046
Home Equity	350	38
Commercial real estate	177	172
Construction and land	159	-
Consumer	7	13
Commercial	313	766
Total charge-offs	5,498	6,712
Recoveries:
Mortgage
One- to four-family	126	101
Over four-family	12	-
Home Equity	4	1
Construction and land	-	2
Consumer	1	-
Commercial	10	-
Total recoveries	153	104
Net charge-offs	5,345	6,608
Allowance at end of period	$33,986	34,374

Ratios:
Allowance for loan losses to non-accrual loans at end of period	42.29%	35.43%
Allowance for loan losses to loans receivable at end of period	2.73%	2.48%
Net charge-offs to average loans outstanding (annualized)	0.82%	0.93%
Current year provision for loan losses to net charge-offs	189.99%	188.97%
Net charge-offs (annualized) to beginning of the year allowance	36.95%	46.77%

_______________

At June 30, 2011, the allowance for loan losses was $34.0 million, compared to $29.2 million at December 31, 2010.  As of June 30, 2011, the allowance for loan losses represented 2.73% of total loans receivable and was equal to 42.29% of non-performing loans, compared to 2.23% and 34.66%, respectively, at December 31, 2010.  The $4.8 million increase in the allowance for loan losses during the six months ended June 30, 2011 is attributable to a $3.1 million increase in specific loan loss reserves related to impaired loans and a $1.7 million increase in the general valuation allowance.  The increase in specific loan loss reserves was the result of an increase in impaired loans and a decline in the value of collateral as evidenced by updated appraisals reflecting further decline in the value of those properties during the period.  The increase in the general valuation allowance resulted from an increase in loans that, while still performing, have been identified as having higher risk characteristics.  The increase in the amount and number of loans identified as exhibiting elevated levels of risk with respect to loss compounded the increase in overall delinquent loans.  Loans with elevated risk profiles include loans internally classified as special mention and watch.  An evaluation of the loan portfolio resulted in a $1.7 million increase to the general valuation allowance during the six months ended June 30, 2011.  Weakness in the residential real estate market has continued for the past three years and the risk of loss on loans secured by residential real estate remains at an elevated level.

Net charge-offs totaled $5.3 million, or an annualized 0.82% of average loans for the six months ended June 30, 2011, compared to $6.6 million, or an annualized 0.93% of average loans for the six months ended June 30, 2010.  Of the $5.2 million in net charge-offs during the six months ended June 30, 2011, $2.9 million related to loans secured by one- to four-family residential loans and an additional $1.6 million related to loans secured by over four-family residential loans.

The loan loss provision of $10.2 million for the six months ended June 30, 2011 reflects the Company’s conclusion as to the need for the ending allowance to be $34.0 million following the net charge-offs recorded during the period and a review of the Bank’s loan portfolio and general economic conditions.

Our underwriting policies and procedures emphasize the fact that credit decisions must rely on both the credit quality of the borrower and the estimated value of the underlying collateral.  Credit quality is assured only when the estimated value of the collateral is objectively determined and is not subject to significant fluctuation.  The quantified deterioration of the credit quality of our loan portfolio as described above is the direct result of borrowers who were not financially strong enough to make regular interest and principal payments or maintain their properties when the economic environment no longer allowed them the option of converting estimated real estate value increases into short-term cash flow.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 6.6% and 4.2% for the six months ended June 30, 2011 and 2010, respectively.  The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets.  We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans.  We also adjust liquidity as appropriate to meet asset and liability management objectives.  The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the senior management as supported by the Asset/Liability Committee.  Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At June 30 2011 and 2010, respectively, $95.5 million and $109.1 million of our assets were invested in cash and cash equivalents.  At June 30, 2011 cash and cash equivalents are comprised of the following: $86.2 million in cash held at the Federal Reserve Bank and other depository institutions and $9.3 million in federal funds sold.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, federal funds purchased and advances from the FHLBC.

During the six months ended June 30, 2011, the collection of principal payment on loans, net of loan originations provided cash flow of $38.9 million, compared to $15.7 million for the six months ended June 30, 2010.  The decrease in loans receivable is reflective of the general decline in loan demand for variable-rate residential real estate mortgage loans combined with the Company’s tightened underwriting standards given the current economic environment.  The decrease in the loan portfolio during the six months ended June 30, 2011 was primarily attributable to a $41.9 million decrease in one- to four-family loans and a $9.7 million decrease in land and construction loans.

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.  Deposits decreased by $63.3 million for the six months ended June 30, 2011.  The decrease in deposits was driven by a $48.4 million decrease in time deposits originated through local retail outlets.   Brokered deposits accounted for $13.6 million of the $63.3 million decrease in deposits.  As a result of the consent order issued by state and federal regulators effective December 18, 2009, the Bank is prohibited from accepting or renewing brokered deposits and all other deposit rates are capped by the FDIC.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC which provide an additional source of funds.  At June 30, 2011, we had $350.0 million in advances from the FHLBC with final maturity dates in 2016, 2017 or 2018.  All advances are callable quarterly until maturity.  As an additional source of funds, we also enter into repurchase agreements.  At June 30, 2011, we had $84.0 million in repurchase agreements.  The agreements mature at various times in 2017, however, all are callable quarterly until maturity.

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

At June 30, 2011, we had outstanding commitments to originate loans of $36.3 million.  In addition, at June 30, 2011 we had unfunded commitments under construction loans of $4.3 million, unfunded commitments under business lines of credit of $11.0 million and unfunded commitments under home equity lines of credit and standby letters of credit of $24.4 million.  At June 30, 2011, certificates of deposit scheduled to mature in one year or less totaled $610.1 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets.  However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed.  Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of June 30, 2011 and the respective maturity dates.

Contractual Obligations
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Deposits without a stated maturity (4)	$169,809	169,809	-	-	-
Certificates of deposit (4)	912,396	610,080	289,491	12,825	-
Bank lines of credit (4)	1,244	1,244	-	-	-
Federal Home Loan Bank advances (1)	350,000	-	-	70,000	280,000
Repurchase agreements (2)(4)	84,000	-	-	-	84,000
Operating leases (3)	177	177	-	-	-
Salary continuation agreements	1,020	170	340	340	170
	$1,518,646	781,480	289,831	83,165	364,170
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
(4)  Excludes interest.

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of June 30, 2011.

Other Commitments
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$36,328	36,328	-	-	-
Unused portion of home equity lines of credit (2)	23,402	23,402	-	-	-
Unused portion of business lines of credit	11,002	11,002	-	-	-
Unused portion of construction loans (3)	4,281	4,281	-	-	-
Standby letters of credit	991	946	45
Total Other Commitments	$76,004	75,959	45	-	-
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Management of Market Risk

General.The majority of our assets and liabilities are monetary in nature.  Consequently, our most significant form of market risk is interest rate risk.  Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits.  As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates.  Accordingly, WaterStone Bank’s board of directors has established an Asset/Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of directors.  Management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee meets at least weekly to review our asset/liability policies and interest rate risk position, which are evaluated quarterly.

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2011 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our fixed-rate mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our fixed-rate assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a negative impact on net interest income and earnings.  This effect is offset by the impact that variable-rate assets have on net interest income as interest rates rise and fall.

Percentage Increase (Decrease) in Estimated Annual Net Interest Income Over 12 Months
300 basis point gradual rise in rates	(1.75)
200 basis point gradual rise in rates	(1.88)
100 bassis point gradual rise in rates	(2.17)
Unchanged rate scenario	(1.92)
100 bassis point gradual decline in rates	(2.23)
200 bassis point gradual decline in rates	(4.36)
300 bassis point gradual decline in rates	(6.48)

WaterStone Bank’s Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 20% for various levels of interest rate changes measured over a 12-month period when compared to the flat rate scenario.  In addition, projected changes in the economic value of equity are limited to a maximum decline of 10% to 80% for interest rate movements of 100 to 300 basis points when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  Because our balance sheet is asset sensitive, net interest income is projected to decline as interest rates fall.  At June 30, 2011, a 100 basis point gradual increase in interest rates had the effect of decreasing forecast net interest income by 2.17% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 2.23%.  At June 30, 2011, a 100 basis point gradual increase in interest rates had the effect of increasing the economic value of equity by 2.55% while a 100 basis point decrease in rates had the effect of increasing the economic value of equity by 0.32%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At June 30, 2011, we believe that any liability arising from the resolution of any pending legal proceedings will not be material to our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2010, we set forth the following additional risk factors.

A Significant Portion of our Liabilities are Time Deposits

If interest rates rise, our cost of funds could significantly increase, adversely affecting our ability to generate a profit.  At June 30, 2011, time deposits totaled $912.4 million, comprising 84.3% million of our total deposits.  If market rates begin to rise our costs of funds may significantly increase or we may experience significant deposit outflows.  Either of which will adversely affect our ability to operate profitably.

Item 6. Exhibits

    (a) Exhibits: See Exhibit Index, which follows the signature page hereof.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: August 5, 2011
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer
Date: August 5, 2011
/s/ Richard C. Larson
Richard C. Larson
Chief Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended June 30, 2011

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