Form 10-Q
period 2011-09-30
WATERSTONE FINANCIAL INC
filed 2011-11-04
CIK 1329517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 31,250,097 at October 31, 2011.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

-- 2 --

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets	(In Thousands, except share data)
Cash	$72,478	65,900
Federal funds sold	14,648	9,426
Interest-earning deposits in other financial institutions
and other short term investments	-	5
Cash and cash equivalents	87,126	75,331
Securities available for sale (at fair value)	207,152	203,166
Securities held to maturity (at amortized cost),
fair value of $2,502 in 2011 and $2,501 in 2010	2,648	2,648
Loans held for sale (at fair value)	80,932	96,133
Loans receivable	1,244,665	1,306,437
Less: Allowance for loan losses	34,769	29,175
Loans receivable, net	1,209,896	1,277,262
Office properties and equipment, net	27,389	28,196
Federal Home Loan Bank stock (at cost)	21,653	21,653
Cash surrender value of life insurance	36,592	35,385
Real estate owned	59,366	57,752
Prepaid expenses and other assets	9,514	11,440
Total assets	$1,742,268	1,808,966

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$67,182	67,735
Money market and savings deposits	103,988	103,403
Time deposits	903,430	974,391
Total deposits	1,074,600	1,145,529

Short term borrowings	18,678	22,959
Long term borrowings	434,000	434,000
Advance payments by borrowers for taxes	22,516	2,379
Other liabilities	21,140	31,879
Total liabilities	1,570,934	1,636,746

Shareholders’ equity:
Preferred stock (par value $.01 per share)
Authorized 20,000,000 shares, no shares issued	—	—
Common stock (par value $.01 per share)
Authorized - 200,000,000 shares in 2011 and 2010
Issued - 33,974,450 shares in 2011 and in 2010
Outstanding - 31,250,097 shares in 2011 and in 2010	340	340
Additional paid-in capital	110,740	109,953
Accumulated other comprehensive income, net of taxes	1,578	1,558
Retained earnings	106,712	109,046
Unearned ESOP shares	(2,775)	(3,416)
Treasury shares (2,724,353 shares), at cost	(45,261)	(45,261)
Total shareholders’ equity	171,334	172,220
Total liabilities and shareholders’ equity	$1,742,268	1,808,966

See Accompanying Notes to Unaudited Consolidated Financial Statements.

-- 3 --

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Interest income:
Loans	$54,337	60,763	17,831	20,198
Mortgage-related securities	2,988	4,198	940	1,336
Debt securities, cash and cash equivalents	2,465	2,578	801	931
Total interest income	59,790	67,539	19,572	22,465
Interest expense:
Deposits	11,673	16,282	3,697	5,069
Borrowings	12,998	14,319	4,397	4,866
Total interest expense	24,671	30,601	8,094	9,935
Net interest income	35,119	36,938	11,478	12,530
Provision for loan losses	16,162	18,737	6,006	6,249
Net interest income after provision for loan losses	18,957	18,201	5,472	6,281
Noninterest income:
Service charges on loans and deposits	805	810	286	269
Increase in cash surrender value of life insurance	967	978	545	511
Mortgage banking income	27,781	18,977	12,339	10,391
Loss on impairment of securities	(52)	-	-	-
Other	1,075	845	432	308
Total noninterest income	30,576	21,610	13,602	11,479
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	27,962	21,917	10,648	10,752
Occupancy, office furniture and equipment	4,910	4,233	1,635	1,514
Advertising	1,047	825	396	295
Data processing	1,021	1,037	326	336
Communications	701	671	214	219
Professional fees	1,196	1,201	399	464
Real estate owned	7,221	4,271	2,540	2,101
FDIC insurance premiums	2,903	3,265	826	1,080
Other	5,578	3,808	2,232	1,492
Total noninterest expenses	52,539	41,228	19,216	18,253
Loss before income taxes (benefit)	(3,006)	(1,417)	(142)	(493)
Income taxes (benefit)	(672)	22	64	-
Net loss	$(2,334)	(1,439)	(206)	(493)
Loss per share:
Basic	$(0.08)	(0.05)	(0.01)	(0.02)
Diluted	$(0.08)	(0.05)	(0.01)	(0.02)
Weighted average shares outstanding:
Basic	30,919,183	30,793,831	30,938,756	30,813,404
Diluted	30,919,183	30,793,831	30,938,756	30,813,404

See Accompanying Notes to Unaudited Consolidated Financial Statements.

-- 4 --

WATERSONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other		Unearned		Total
	Common Stock		Paid-In	Comprehensive	Retained	ESOP	Treasury	Shareholders'
	Shares	Amount	Capital	Loss	Earnings	Shares	Shares	Equity
	(In Thousands)
Balances at December 31, 2009	31,250	$340	108,883	(2,001)	110,900	(4,269)	(45,261)	168,592

Comprehensive income (loss):
Net loss	—	—	—	—	(1,439)	—	—	(1,439)
Other comprehensive income (loss):
Net unrealized holding gain on
available for sale securities arising during the period, net of taxes of $2,520	—	—	—	5,166	—	—	—	5,166
Reclassification of adjustment for net losses on available for sale securities realized
during the period, net of taxes of $4	—	—	—	(5)	—	—	—	(5)
Total comprehensive income								3,722

ESOP shares committed to be released to Plan participants	—	—	(447)	—	—	640	—	193
Stock based compensation	—	—	1,241	—	—	—	—	1,241

Balances at September 30, 2010	31,250	$340	109,677	3,160	109,461	(3,629)	(45,261)	173,748

Balances at December 31, 2010	31,250	$340	109,953	1,558	109,046	(3,416)	(45,261)	172,220

Comprehensive income (loss):
Net loss	—	—	—	—	(2,334)	—	—	(2,334)
Other comprehensive income:
Net unrealized holding gain on
available for sale securities arising during the period, net of taxes of $1,226	—	—	—	(10)	—	—	—	(10)
Reclassification adjustment for net losses on available for sale securities realized
during the period, net of taxes of $21	—	—	—	30	—	—	—	30
Total comprehensive income (loss)								(2,314)

ESOP shares committed to be released to Plan participants	—	—	(484)	—	—	641	—	157
Stock based compensation	—	—	1,271	—	—	—	—	1,271

Balances at September 30, 2011	31,250	$340	110,740	1,578	106,712	(2,775)	(45,261)	171,334
See Accompanying Notes to Unaudited Consolidated Financial Statements.

-- 5 --

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2011	2010
	(In Thousands)
Operating activities:
Net loss	$(2,334)	(1,439)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Provision for loan losses	16,162	18,737
Depreciation	1,388	1,393
Deferred income taxes	730	(565)
Stock based compensation	1,271	1,241
Net amortization of premium on debt and mortgage-related securities	461	(82)
Amortization of unearned ESOP shares	157	193
(Gain) loss on sale and write-down of real estate owned and other assets	2,856	928
Gain on sale of loans held for sale	(27,781)	(18,977)
Loans originated for sale	(689,461)	(700,096)
Proceeds on sales of loans originated for sale	732,443	657,160
Decrease in accrued interest receivable	124	263
Increase in cash surrender value of bank owned life insurance	(967)	(978)
Decrease in accrued interest on deposits and borrowings	(314)	(862)
Decrease in other liabilities	(6,253)	(1,045)
(Increase) decrease in accrued tax receivable	(8)	3,137
Other	382	(430)
Net cash provided by (used in) operating activities	28,856	(41,422)

Investing activities:
Net decrease in loans receivable	28,358	29,261
Purchases of:
Debt securities	(73,971)	(58,764)
Mortgage-related securities	(5,184)	(21,585)
Premises and equipment, net	(597)	(635)
Bank owned life insurance	(241)	(306)
Proceeds from:
Principal repayments on mortgage-related securities	24,060	24,353
Sales of mortgage-related securities	607	2,056
Sales of debt securities	—	12,926
Maturities of debt securities	47,164	43,222
Sales of real estate owned and other assets	17,816	21,271
Net cash provided by investing activities	38,012	51,799

Financing activities:
Net increase (decrease) in deposits	(70,929)	7,369
Net decrease in short-term borrowings	(4,281)	(998)
Net increase in advance payments by borrowers for taxes	20,137	22,395
Net cash used in financing activities	(55,073)	28,766
Increase in cash and cash equivalents	11,795	39,143
Cash and cash equivalents at beginning of period	75,331	71,120
Cash and cash equivalents at end of period	$87,126	110,263

Supplemental information:
Cash paid, credited or (received) during the period for:
Income tax payments (refunds)	69	(3,116)
Interest payments	24,985	31,464
Noncash investing activities:
Loans receivable transferred to real estate owned	22,846	24,030

See Accompanying Notes to Unaudited Consolidated Financial Statements.

-- 6 --

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2010 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

During the nine months ended September 30, 2011, the Company recorded a net income tax benefit of $672,000, of which $736,000 relates to the intra-period tax allocation between other comprehensive income and loss from continuing operations, and represents an out-of-period adjustment for an error that originated beginning in 2008 that was corrected during the three months ended June 30, 2011.  The correction of the error was not material to the three or six month periods ended June 30, 2011 or to the nine month periods ended September 30, 2011 and 2010.

-- 7 --

Note 2— Securities

Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	September 30, 2011
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$37,065	1,967	—	39,032
Collateralized mortgage obligations:
Government sponsored enterprise issued	27,338	756	—	28,094
Private-label issued	22,771	114	(1,030)	21,855
Mortgage-related securities	87,174	2,837	(1,030)	88,981

Government sponsored enterprise bonds	69,727	240	(40)	69,927
Municipal securities	38,098	1,571	(330)	39,339
Other debt securities	5,000	—	—	5,000
Debt securities	112,825	1,811	(370)	114,266

Certificates of Deposit	3,920	—	(15)	3,905
	$203,919	4,648	(1,415)	207,152

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$42,607	1,839	(116)	44,330
Collateralized mortgage obligations:
Government sponsored enterprise issued	38,262	1,141	(126)	39,277
Private-label issued	26,199	280	(1,032)	25,447
Mortgage-related securities	107,068	3,260	(1,274)	109,054

Government sponsored enterprise bonds	57,327	391	(20)	57,698
Municipal securities	31,804	721	(1,405)	31,120
Other debt securities	5,000	294	—	5,294
Debt securities	94,131	1,406	(1,425)	94,112
	$201,199	4,666	(2,699)	203,166

-- 8 --

The majority of the Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by either Fannie Mae or Freddie Mac.  At September 30, 2011, $42.7 million of the Company’s government sponsored entity bonds, $63.2 million of mortgage-related securities and $1.0 million of municipal securities were pledged as collateral to secure repurchase agreement obligations of the Company.

The amortized cost and fair values of investment securities by contractual maturity at September 30, 2011, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt and other securities
Due within one year	$7,572	7,591
Due after one year through five years	88,927	90,045
Due after five years through ten years	4,572	4,978
Due after ten years	15,674	15,557
Mortgage-related securities	87,174	88,981
	$203,919	207,152

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Collateralized mortgage obligations:
Private-label issued	—	—	15,975	(1,030)	15,975	(1,030)
Government sponsored enterprise bonds	12,960	(40)	—	—	12,960	(40)
Municipal securities	—	—	3,652	(330)	3,652	(330)
Certificates of Deposit	3,905	(15)	—	—	3,905	(15)
	$16,865	(55)	19,627	(1,360)	36,492	(1,415)

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$14,215	(116)	—	—	14,215	(116)
Collateralized mortgage obligations:
Government sponsored enterprise issued	13,145	(126)	—	—	13,145	(126)
Private-label issued	—	—	16,908	(1,032)	16,908	(1,032)
Government sponsored enterprise bonds	7,553	(20)	—	—	7,553	(20)
Municipal securities	7,206	(545)	3,619	(860)	10,825	(1,405)
	$42,119	(807)	20,527	(1,892)	62,646	(2,699)

-- 9 --

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

As of September 30, 2011, the Company had five securities which had been in an unrealized loss position for twelve months or longer, including one private-label collateralized mortgage obligation security and four municipal securities.  Based upon the aforementioned factors, the Company identified two collateralized mortgage obligation securities at September 30, 2011 with a combined amortized cost of $20.1 million for which a cash flow analysis was performed to determine whether an other-than-temporary impairment was warranted.  This evaluation indicated that the two collateralized mortgage obligations were other-than-temporarily impaired.  Estimates of discounted cash flows based on expected yield at time of original purchase, prepayment assumptions based on actual and anticipated prepayment speed, actual and anticipated default rates and estimated level of severity given the loan to value ratios, credit scores, geographic locations, vintage and levels of subordination related to the security and its underlying collateral resulted in a projected credit loss on the collateralized mortgage obligations.

During the six months ended June 30, 2011, the Company’s analysis resulted in an estimate of approximately $52,000 in credit losses that was charged to earnings with respect to one of these two collateralized mortgage obligations.  No additional credit loss related to this security was deemed necessary during the three months ended September 30, 2011.  This security had an amortized cost of $17.0 million and an estimated fair value of $16.0 million as of September 30, 2011.  The analysis with respect to the second collateralized mortgage obligation indicated no additional estimated credit loss.  This security had an amortized cost of $3.11 million and an estimated fair value of $3.15 million as of September 30, 2011.

The following table presents the change in other-than-temporary credit related impairment charges on collateralized mortgage obligations for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(In Thousands)
Credit related impairments on securities as of December 31, 2009	$1,762
Credit related impairments related to securites for which an other-than-temporary
impairment was not previously recognized	-
Increase in credit related impairments related to securities for which an other-than-
temporary impairment was previously recognized	-
Reduction for increases in cash flows expected over the remaining life
of the securities	(122)
Credit related impairments on securities as of December 31, 2010	1,640
Credit related impairments related to securites for which an other-than-temporary
impairment was not previously recognized	-
Increase in credit related impairments related to securities for which an other-than-
temporary impairment was previously recognized	52
Reduction for increases in cash flows expected over the remaining life
of the securities	(3)
Credit related impairments on securities as of September 30, 2011	$1,689

Exclusive of the one aforementioned collateralized mortgage obligations, the Company has determined that the decline in fair value of the remaining securities is not attributable to credit deterioration, and based on the foregoing evaluation criteria and as the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

Continued deterioration of general economic market conditions could result in the recognition of future other-than-temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

-- 10 --

Securities Held to Maturity

As of September 30, 2011, the Company held one security that has been designated as held to maturity.  The security has an amortized cost of $2.65 million and an estimated fair value of $2.50 million.  The contractual maturity of this security is 2022, however, it is callable quarterly.  The Company has performed an assessment to determine whether this security is other-than-temporarily impaired.  Based upon a number of factors, including significant and repeated investments on the part of the United States government, the Company has determined that the security is not other-than-temporarily impaired at September 30, 2011.

Note 3— Loans Receivable

Loans receivable are summarized as follows:

	September 30,	December 31,
	2011	2010
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$522,918	584,014
Over four-family residential	549,965	542,602
Home equity	62,000	71,952
Commercial real estate	64,193	51,733
Construction and land	48,116	56,794
Consumer loans	116	154
Commercial business loans	36,246	40,442
Gross loans receivable	1,283,554	1,347,691
Less:
Undisbursed loan proceeds	36,845	39,265
Unearned loan fees, net	2,044	1,989
Total loans receivable	$1,244,665	1,306,437

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  While credit risks tend to be geographically concentrated in the Company’s Milwaukee metropolitan area and while 89.1% of the Company’s loan portfolio involves loans that are secured by residential real estate, there are no concentrations with individual or groups of related borrowers.  While the real estate collateralizing these loans is primarily residential in nature, it ranges from owner-occupied single family homes to large apartment complexes.  In addition, real estate collateralizing $99.8 million or 7.8% of total mortgage loans is located outside of the state of Wisconsin.

The unpaid principal balance of loans serviced for others was $4.2 million and $6.3 million at September 30, 2011 and December 31, 2010, respectively. These loans are not reflected in the consolidated financial statements.

During the nine months ended September 30, 2011, $689.5 million in residential loans were originated for sale.  During the same period, sales of loans held for sale totaled $704.7 million and were sold at a gain of $27.8 million.

Qualifying loans receivable totaling $622.5 million are pledged as collateral against $350.0 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement at both September 30, 2011 and December 31, 2010.

-- 11 --

An analysis of past due loans receivable as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011

	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$13,548	14,630	38,093	66,271	454,603	520,874
Over four-family	2,136	716	12,064	14,916	535,049	549,965
Home equity	381	287	152	820	39,666	40,486
Construction and land	341	-	7,314	7,655	34,955	42,610
Commercial real estate	-	-	1,263	1,263	62,930	64,193
Consumer	9	-	-	9	107	116
Commercial loans	46	-	379	425	25,996	26,421
Total	$16,461	15,633	59,265	91,359	1,153,306	1,244,665

	As of December 31, 2010
Mortgage loans:
Residential real estate:
One- to four-family	$13,220	7,887	44,055	65,162	516,864	582,026
Over four-family	1,639	2,366	12,307	16,312	526,290	542,602
Home equity	497	96	207	800	45,349	46,149
Construction and land	586	1,326	2,754	4,666	49,295	53,961
Commercial real estate	574	222	1,101	1,897	49,836	51,733
Consumer	-	-	-	-	154	154
Commercial loans	394	-	1,432	1,826	27,986	29,812
Total	$16,910	11,897	61,856	90,663	1,215,774	1,306,437

(1)	Includes $1.6 million and $3.5 million for September 30, 2011 and December 31, 2010, respectively, which are on non-accrual status.
(2)	Includes $10.8 million and $3.0 million for September 30, 2011 and December 31, 2010, respectively, which are on non-accrual status.
(3)	Includes $13.6 million and $15.8 million for September 30, 2011 and December 31, 2010, respectively, which are on non-accrual status.

As of September 30, 2011 and December 31, 2010, there are no loans that are 90 or more days past due and still accruing.

-- 12 --

A summary of the activity for the nine months ended September 30, 2011 and 2010 in the allowance for loan losses follows:

	One- to Four- Family	Over Four-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)

Nine months ended September 30, 2011
Balance at beginning of period	$16,150	6,877	1,196	3,252	671	28	1,001	29,175
Provision for loan losses	9,881	2,569	1,179	1,842	464	7	220	16,162
Charge-offs	(6,154)	(2,396)	(446)	(1,407)	(177)	(7)	(313)	(10,900)
Recoveries	238	37	5	31	-	-	21	332
Balance at end of period	$20,115	7,087	1,934	3,718	958	28	929	34,769

Nine months ended September 30, 2010
Balance at beginning of period	$17,875	5,208	1,642	2,635	720	43	371	28,494
Provision for loan losses	11,751	4,257	95	335	462	1	1,836	18,737
Charge-offs	(9,889)	(2,536)	(378)	(70)	(555)	(13)	(1,464)	(14,905)
Recoveries	126	4	2	2	-	-	-	134
Balance at end of period	$19,863	6,933	1,361	2,902	627	31	743	32,460

A summary of the allowance for loan loss by collateral class as of the period ended September 30, 2011 follows:

	One- to Four- Family	Over Four-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans
individually evaluated for impairment	$8,381	2,107	806	2,736	158	-	364	14,552
Allowance related to loans
collectively evaluated for impairment	11,734	4,980	1,128	982	800	28	565	20,217
Balance at end of period	$20,115	7,087	1,934	3,718	958	28	929	34,769

Loans individually evaluated for impairment	$80,040	30,838	2,091	9,985	1,524	-	470	124,948

Loans collectively evaluated for impairment	440,834	519,127	38,395	32,625	62,669	116	25,951	1,119,717
Total gross loans	$520,874	549,965	40,486	42,610	64,193	116	26,421	1,244,665

-- 13 --

A summary of the allowance for loan loss by collateral class as of the year ended December 31, 2010 follows:

	One- to Four- Family	Over Four-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans
individually evaluated for impairment	$5,775	2,548	311	2,112	162	-	185	11,093
Allowance related to loans
collectively evaluated for impairment	10,375	4,329	885	1,140	509	28	816	18,082
Balance at end of period	$16,150	6,877	1,196	3,252	671	28	1,001	29,175

Loans individually evaluated for impairment	$78,434	30,288	804	12,337	1,838	-	2,030	125,731

Loans collectively evaluated for impairment	503,592	512,314	45,345	41,624	49,895	154	27,782	1,180,706
Total gross loans	$582,026	542,602	46,149	53,961	51,733	154	29,812	1,306,437

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of September 30, 2011 and December 31, 2010:

	One- to Four- Family	Over Four-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
At September 30, 2011	(In Thousands)
Substandard	$73,398	26,011	3,319	9,985	2,128	-	470	115,311
Watch	21,198	33,059	623	7,050	417	-	1,050	63,397
Pass	426,278	490,895	36,544	25,575	61,648	116	24,901	1,065,957
	$520,874	549,965	40,486	42,610	64,193	116	26,421	1,244,665

At December 31, 2010
Substandard	$72,846	25,071	1,874	9,569	1,936	-	2,557	113,853
Watch	24,343	30,877	1,401	14,394	892	-	706	72,613
Pass	484,837	486,654	42,874	29,998	48,905	154	26,549	1,119,971
	$582,026	542,602	46,149	53,961	51,733	154	29,812	1,306,437

-- 14 --

Factors that are important to managing overall credit quality include sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an allowance for loan losses, and sound non-accrual and charge-off policies.  Our underwriting policies require an officers’ loan committee review and approval of all loans in excess of $500,000.  In addition, an independent loan review function exists for all loans.  Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans.  To do so, we maintain a loan review system under which our credit management personnel review non-owner occupied one- to four-family, over four-family, construction and land, commercial real estate and commercial loans that individually, or as part of an overall borrower relationship exceed $1.0 million in potential exposure.  Loans meeting these criteria are reviewed on an annual basis, or more frequently, if the loan renewal is less than one year.  With respect to this review process, management has determined that pass loans include loans that exhibit acceptable financial statements, cash flow and leverage.  Watch loans have potential weaknesses that deserve management’s attention, and if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit.  Substandard loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged.  These loans generally have a well-defined weakness that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Finally, a loan is considered to be impaired when it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management has determined that all non-accrual loans and loans modified under troubled debt restructurings have been determined by the Bank to meet the definition of an impaired loan.

The Company’s procedures dictate that an updated valuation must be obtained with respect to underlying collateral at the time a loan is deemed impaired.  Updated valuations may also be obtained upon transfer from loans receivable to real estate owned based upon the age of the prior appraisal, changes in market conditions or known changes to the physical condition of the property.

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

-- 15 --

The following tables present data on impaired loans:

	As of or for the Period Ended September 30, 2011
	Recorded Investment	Unpaid Principal	Reserve	Charge-Offs	Average Recorded Investment	Int Paid YTD
	(In Thousands)
Total Impaired with reserve
One- to four-family	$39,123	39,713	8,381	590	39,861	672
Over four-family	20,398	20,820	2,107	422	20,980	529
Construction and land	8,372	8,372	2,736	-	8,372	136
Commercial real estate	1,010	2,764	158	1,754	520	15
Home equity	1,447	1,447	806	-	1,464	2
Commercial	365	365	364	-	369	-
	$70,715	73,481	14,552	2,766	71,566	1,354

Total Impaired with no reserve

One- to four-family	$40,917	43,976	-	3,059	44,412	856
Over four-family	10,440	12,046	-	1,606	12,199	85
Construction and land	1,613	2,850	-	1,237	2,850	18
Commercial real estate	514	514	-	-	511	12
Home equity	644	644	-	-	990	-
Commercial	105	580	-	475	600	-
	$54,233	60,610	-	6,377	61,562	971

Total Impaired

One- to four-family	$80,040	83,689	8,381	3,649	84,273	1,528
Over four-family	30,838	32,866	2,107	2,028	33,179	614
Construction and land	9,985	11,222	2,736	1,237	11,222	154
Commercial real estate	1,524	3,278	158	1,754	1,031	27
Home equity	2,091	2,091	806	-	2,454	2
Commercial	470	945	364	475	969	-
	$124,948	134,091	14,552	9,143	133,128	2,325

-- 16 --

	As of or for the Year Ended December 31, 2010
	Recorded Investment	Unpaid Principal	Reserve	Charge Offs	Average Recorded Investment	Int Paid YTD
	(In Thousands)
Total Impaired with reserve
One- to four-family	$42,186	44,505	5,775	2,319	50,785	1,277
Over four-family	20,200	20,460	2,548	260	24,305	191
Construction and land	9,550	9,770	2,112	220	12,569	243
Commercial real estate	976	2,730	162	1,754	938	3
Home equity	565	565	311	-	628	19
Commercial	584	584	185	-	313	30
	74,061	78,614	11,093	4,553	89,538	1,763

Total Impaired with no reserve

One- to four-family	36,248	43,567	-	7,319	40,598	1,167
Over four-family	10,088	13,527	-	3,439	13,947	481
Construction and land	2,787	5,859	-	3,072	2,084	10
Commercial real estate	862	1,030	-	168	1,491	27
Home equity	239	239	-	-	733	13
Commercial	1,446	1,446	-	-	2,409	16
	51,670	65,668	-	13,998	61,262	1,714

Total Impaired

One- to four-family	78,434	88,072	5,775	9,638	91,383	2,444
Over four-family	30,288	33,987	2,548	3,699	38,252	672
Construction and land	12,337	15,629	2,112	3,292	14,653	253
Commercial real estate	1,838	3,760	162	1,922	2,429	30
Home equity	804	804	311	-	1,361	32
Commercial	2,030	2,030	185	-	2,722	46
	$125,731	144,282	11,093	18,551	150,800	3,477

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

-- 17 --

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower’s intent and ability to make all principal and interest payments in accordance with contractual terms.  The evaluation process is subject to the use of significant estimates and actual results could differ from estimates.  This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis.  In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan.  Of the total $54.2 million of impaired loans as of September 30, 2011 for which no allowance has been provided, $6.4 million in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loan’s net realizable value, using the estimated fair value of the underlying collateral.  To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At September 30, 2011, total impaired loans includes $56.7 million of troubled debt restructurings.  The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate.  The restructured terms are typically in place for six to twelve months.  At December 31, 2010, total impaired loans included $36.5 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of September 30, 2011
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$14,782	54	$24,363	114	$39,145	168
Over four-family	13,217	13	1,719	7	14,936	20
Home equity	85	2	124	2	209	4
Construction and land	1,408	1	257	2	1,665	3
Commercial real estate	261	1	479	1	740	2
Commercial	-	-	47	2	47	2
	$29,753	71	$26,989	128	$56,742	199

Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure.  Typical restructured terms include six to twelve months of principal forbearance, a reduction in interest rate or both.  In no instances have the restructured terms included a reduction of outstanding principal balance.  As of September 30, 2011, $56.7 million in loans had been modified in troubled debt restructurings and $27.0 million of these loans were included in the non-accrual loan total.  The remaining $29.7 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continued to be included with accruing loans.  Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.  During the three months ended September 30, 2011, the Company adopted Accounting Standards Update 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which provided additional guidance for creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. Based upon the provisions of this standard, the Company determined that 64 loans totaling $10.8 million not previously classified as troubled debt restructurings met the definition of a troubled debt restructuring set forth under the ASU 2011-02.  In all cases, the $10.8 million in loans were modified under a legal agreement such as a bankruptcy plan or a stipulation agreement meant to prevent a foreclosure.  In all cases, these loans had previously been, and continue to be classified as impaired, substandard and nonperforming.  As each loan had been previously identified as impaired, an impairment review had been performed with respect to each loan and appropriate provisions for loan loss had been provided in prior periods.  As such, the classification of these loans as troubled debt restructurings had no impact on the allowance for loan losses.

All loans that have been modified in a troubled debt restructuring are considered to be impaired.  As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve.  When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower’s ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral.  As a result of the impairment analysis, a $5.0 million valuation allowance has been established as of September 30, 2011 with respect to the $56.7 million in troubled debt restructurings.

After a troubled debt restructuring reverts to contractual terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status.  If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

-- 18 --

The following presents troubled debt restructurings by concession type at September 30, 2011:

	As of September 30, 2011
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
	Performing in accordance with modified terms		In Default		Total

Interest reduction and principal
forebearance	25,756	78	4,938	30	30,694	108
Principal forebearance	11,146	60	750	2	11,896	62
Interest reduction	14,152	29	-	-	14,152	29
	$51,054	167	5,688	32	56,742	199

As of September 30, 2011, $30.7 million of our total troubled debt restructurings consisted of loans for which terms were modified to provide a forbearance with respect to principal payments in addition to a reduction of the interest rate.  As of September 30, 2011, $25.8 million of these loans were in compliance with the modified terms.  An additional $14.2 million of our troubled debt restructurings consisted of loans for which terms were modified to provide a reduction of the interest rate.  As of September 30, 2011, all of these loans were complying with the modified terms.  As of September 30, 2011, $11.9 million of our total troubled debt restructurings consisted of loans for which terms were modified to provide a forbearance with respect to principal payments.  As of September 30, 2011, $11.1 million of these loans were in compliance with the modified terms.

The following presents data on troubled debt restructurings:

	For the Nine Months Ended September 30, 2011		For the Three Months Ended September 30, 2011
	Amount	Number	Amount	Number
	(dollars in thousands)
Loans modified as a troubled debt restructure
One- to four-family	$20,142	97	$13,654	70
Over four-family	7,956	11	4,328	5
Home equity	1,114	4	82	1
Commercial	35	1	35	1
	$29,247	113	$18,099	77

Troubled debt restructuring modified within the
past twelve months for which there was a default
One- to four-family	$4,205	16	$3,148	9
Over four-family	946	4	946	4
	$5,151	20	$4,094	13

-- 19 --

The following table presents data on non-accrual loans and troubled debt restructurings at September 30, 2011 and December 31, 2010:

	As of September 30,	As of December 31,
	2011	2010
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$59,432	56,759
Over four-family	17,022	20,587
Home equity	377	712
Construction and land	7,510	3,013
Commercial real estate	1,263	1,577
Commercial	470	1,530
Consumer	-	-
Total non-accrual loans	$86,074	84,178

Total non-accrual loans to total loans, net	6.92%	6.44%
Total non-accrual loans and performing troubled
debt restructurings to total loans receivable	9.31%	9.01%
Total non-accrual loans to total assets	4.94%	4.65%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	September 30,	December 31,
	2011	2010
	(In Thousands)
One- to four-family	$29,228	28,142
Over four-family	15,234	14,903
Construction and land	10,263	9,926
Commercial real estate	4,641	4,781
	$59,366	57,752

During the nine months ended September 30, 2011, $22.8 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write downs totaling $3.4 million during the nine months ended September 30, 2011.  During the same period, sales of real estate owned totaled $17.8 million.

-- 20 --

Note 5— Deposits

A summary of the contractual maturities of time deposits at September 30, 2011 is as follows:

(In Thousands)
Within one year	$783,378
More than one to two years	100,350
More than two to three years	6,654
More than three to four years	7,566
More than four through five years	5,482
$903,430

-- 21 --

Note 6— Borrowings

Borrowings consist of the following:

		September 30, 2011		December 31, 2010
			Weighted		Weighted
			Average		Average
		Balance	Rate	Balance	Rate
		(Dollars in Thousands)
Short term:
Bank line of credit		$18,678	4.75%	22,959	4.75%

Long term:
Federal Home Loan Bank, Chicago (FHLBC) advances maturing:
	2016	220,000	4.34%	220,000	4.34%
	2017	65,000	3.19%	65,000	3.19%
	2018	65,000	2.97%	65,000	2.97%

Repurchase agreements maturing	2017	84,000	3.96%	84,000	3.96%
		$452,678	3.93%	456,959	3.94%

The bank line of credit is the outstanding portion of $70.0 million in revolving lines with unrelated banks.  The lines of credit are utilized by Waterstone Mortgage Corporation to finance loans originated for sale.  Related interest rates are based upon the note rate associated with the loans being financed.  The decrease in use of bank lines of credit results from a decrease in origination volumes at Waterstone Mortgage Corporation  during the quarter ended September 30, 2011 as compared to the quarter ended December 31, 2010.

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

The Company selects loans that meet underwriting criteria established by the FHLBC as collateral for outstanding advances.  The Company’s FHLBC borrowings are limited to 65% of the carrying value of qualifying, unencumbered one- to four-family mortgage loans, 50% of the carrying value of home equity loans and 45% of the carrying value of over four-family loans.  In addition, these advances are collateralized by FHLBC stock totaling $21.7 million at September 30, 2011 and December 31, 2010.  The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $106.9 million at September 30, 2011.  In the event of prepayment, the Company is obligated to pay all remaining contractual interest on long-term borrowings.

-- 22 --

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  As of September 30, 2011, that the Bank meets all capital adequacy requirements to which it is subject.  On December 18, 2009, WaterStone Bank entered into a consent order with its federal and state bank regulators whereby it has agreed to maintain a minimum Tier 1 capital ratio of 8.50% and a minimum total risk based capital ratio of 12.00%.  At September 30, 2011, we were in compliance with these higher capital requirements.  The consent order prohibits the Bank from paying dividends or repurchasing common stock without the written consent of the WDFI and FDIC.

As of September 30, 2011 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as quantitatively “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category, however, the outstanding consent order limits transactions otherwise available to “well capitalized” banks.

As a state-chartered savings bank, the Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.

The actual and required capital amounts and ratios for WaterStone Bank as of September 30, 2011 and December 31, 2010 are presented in the table below:

	September 30, 2011
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
WaterStone Bank
Total capital (to risk-weighted assets)	$178,394	14.61%	$97,684	8.00%	$122,105	10.00%
Tier I capital (to risk-weighted assets)	162,891	13.34%	48,842	4.00%	73,263	6.00%
Tier I capital (to average assets)	162,891	9.46%	68,905	4.00%	86,132	5.00%
State of Wisconsin capital required (to total assets)	162,891	9.38%	104,235	6.00%	N/A	N/A

	December 31, 2010
WaterStone Bank
Total capital (to risk-weighted assets)	$180,718	14.13%	$102,324	8.00%	$127,905	10.00%
Tier I capital (to risk-weighted assets)	164,568	12.87%	51,162	4.00%	76,743	6.00%
Tier I capital (to average assets)	164,568	8.83%	74,567	4.00%	93,208	5.00%
State of Wisconsin capital required (to total assets)	164,568	9.12%	108,228	6.00%	N/A	N/A

-- 23 --

Note 8 – Income Taxes

During the nine months ended September 30, 2011, the Company recorded a net income tax benefit of $672,000.  The current year net income tax benefit primarily relates to a $736,000 intra-period tax allocation between other comprehensive income and loss from continuing operations, and represents an out-of-period adjustment for an error that originated beginning in 2008 that was corrected during the three months ended June 30, 2011.  The correction of the error was not material to the three or six month periods ended June 30, 2011 or to the nine month periods ended September 30, 2011 and 2010.

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

Note 9– Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk are as follows:

	September 30,	December 31,
	2011	2010
	(In Thousands)
Financial instruments whose contract amounts represent
potential credit risk:
Commitments to extend credit under amortizing loans (1)	$18,705	14,681
Unused portion of home equity lines of credit	21,514	25,803
Unused portion of construction loans	5,506	2,832
Unused portion of business lines of credit	9,826	10,630
Standby letters of credit	1,109	991
____________

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of September 30, 2011 and December 31, 2010.

-- 24 --

Note 10– Derivative Financial Instruments

In connection with its mortgage banking activities, the Company enters into derivative financial instruments as part of its strategy to manage its exposure to changes in interest rates.   Mortgage banking derivatives include interest rate lock commitments provided to customers to fund mortgage loans to be sold in the secondary market and forward commitments for the future delivery of such loans to third party investors.  It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships.  These instruments are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of ASC 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. The Company does not use derivatives for speculative purposes.

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale.    At September 30, 2011, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $126.7 million and interest rate lock commitments with an aggregate notional amount of approximately $125.8 million.  The fair value of the mortgage derivatives at September 30, 2011 included a cumulative net gain of $1.3 million on mortgage banking derivative assets and a cumulative net loss of $1.5 million on mortgage banking derivative liabilities.

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

Note 11– Earnings (loss) per share

Earnings (loss) per share are computed using the two-class method.  Basic earnings per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include unvested restricted shares.  Unvested restricted shares are considered participating securities because holders of these securities have the right to receive dividends at the same rate as holders of the Company’s common stock.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Unvested restricted stock and stock options are considered outstanding for diluted earnings (loss) per share only.  Unvested restricted stock and stock options totaling 54,200 and 210,500 shares for the nine and three months ended September 30, 2011 and 103,400 and 314,000 shares for the nine and three months ended September 30, 2010 are antidilutive and are excluded from the earnings (loss) per share calculation.

Presented below are the calculations for basic and diluted earnings (loss) per share:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands, except per share data)

Net loss	$(2,334)	$(1,439)	$(206)	$(493)
Net loss available to unvested restricted shares	-	-	-	-
Net loss available to common stockholders	$(2,334)	$(1,439)	$(206)	$(493)

Weighted average shares outstanding	30,919	30,794	30,939	30,813
Effect of dilutive potential common shares	-	-	-	-
Diluted weighted average shares outstanding	30,919	30,794	30,939	30,813

Basic loss per share	$(0.08)	$(0.05)	$(0.01)	$(0.02)
Diluted loss per share	$(0.08)	$(0.05)	$(0.01)	$(0.02)

-- 25 --

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

-- 26 --

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2011	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$39,032	-	39,032	-
Collateralized mortgage obligations
Government sponsored enterprise bonds	28,094	-	28,094	-
Private-label issued	21,855	-	2,732	19,123
Government sponsored enterprise bonds	69,927	-	69,927	-
Municipal securities	39,339	-	39,339	-
Other debt securities	5,000	5,000	-	-
Certificates of Deposit	3,905	-	3,905	-
Loans held for sale	80,932	-	80,932	-
Mortgage banking derivative assets	1,293	-	-	1,293
Mortgage banking derivative liabilities	(1,477)	-	-	(1,477)
	$287,900	5,000	263,961	18,939

		Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$44,330	-	44,330	-
Collateralized mortgage obligations
Government sponsored enterprise bonds	39,277	-	39,277	-
Private-label issued	25,447	-	5,146	20,301
Government sponsored enterprise bonds	57,698	-	57,698	-
Municipal securities	31,120	-	31,120	-
Other debt securities	5,294	5,294	-	-
Loans held for sale	96,133	-	96,133	-
Mortgage banking derivative assets	470	-	-	470
Mortgage banking derivative liabilities	(63)	-	-	(63)
	$299,706	5,294	273,704	20,708

-- 27 --

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

	Available for sale securities	Mortgage banking derivatives
	(In Thousands)

Balance at December 31, 2009	$15,799	41

Transfer into level 3	-	-
Unrealized holding losses arising during the period:
Included in other comprehensive income	5,261	-
Other than temporary impairment included in net loss	-	-
Principal repayments	(881)	-
Net accretion of discount/amortization of premium	122	-
Mortgage derivative gain, net	-	366
Balance at December 31, 2010	20,301	407

Transfer into level 3	-	-
Unrealized holding losses arising during the period:
Included in other comprehensive income	(106)	-
Other than temporary impairment included in net loss	(52)	-
Principal repayments	(1,020)	-
Net accretion of discount/amortization of premium	-	-
Mortgage derivative loss, net	-	(591)
Balance at September 30, 2011	$19,123	(184)

Level 3 available-for-sale securities include two corporate collateralized mortgage obligations.  The market for these securities was not active as of September 30, 2011.  As such, the Company valued this security based on the present value of estimated future cash flows   Additional impairment may be incurred in future periods if estimated future cash flows are less than the cost basis of the securities. There were no transfers in or out of Level 1 or Level 2 measurements during the periods.

-- 28 --

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2011	Level 1	Level 2	Level 3
	(In Thousands)
Loans, net (1)	$56,163	-	-	56,163
Real estate owned	59,366	-	-	59,366

		Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
	(In Thousands)
Loans, net (1)	$62,968	-	-	62,968
Real estate owned	57,752	-	-	57,752
_________
 (1)  Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis.  On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral.  Fair value is determined based on third party appraisals.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques.  At September 30, 2011, loans determined to be impaired with an outstanding balance of $70.7 million were carried net of specific reserves of $14.6 million for a fair value of $56.1 million.  At December 31, 2010, loans determined to be impaired with an outstanding balance of $74.1 million were carried net of specific reserves of $11.1 million for a fair value of $63.0 million.  Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals and, if less than the carrying value of the loan, the carrying value of the loan is adjusted to the fair value.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques.  Changes in the value of real estate owned totaled $3.4 million and $1.6 million during the nine months ended September 30, 2011 and 2010, respectively and are recorded in real estate owned expense. At September 30, 2011 and December 31, 2010, real estate owned totaled $59.4 million and $57.8 million, respectively.

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

-- 29 --

The carrying amounts and fair values of the Company’s financial instruments consist of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In Thousands)
Financial Assets
Cash and cash equivalents	$87,126	87,126	75,331	75,331
Securities available-for-sale	207,152	207,152	203,166	203,166
Securities held-to-maturity	2,648	2,502	2,648	2,501
Loans held for sale	80,932	80,932	96,133	96,133
Loans receivable	1,244,665	1,248,692	1,306,437	1,313,854
FHLB stock	21,653	21,653	21,653	21,653
Cash surrender value of life insurance	36,592	36,592	35,385	35,385
Accrued interest receivable	3,977	3,977	4,101	4,101
Mortgage banking derivative assets	1,293	1,293	470	470

Financial Liabilities
Deposits	1,074,600	1,076,291	1,145,529	1,153,065
Advance payments by
borrowers for taxes	22,516	22,516	2,379	2,379
Borrowings	452,678	509,155	456,959	482,933
Accrued interest payable	2,012	2,012	2,326	2,326
Mortgage banking derivative liabilities	1,477	1,477	63	63

Other Financial Instruments
Stand-by letters of credit	3	3	5	5

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

-- 30 --

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit is not material at September 30, 2011 and December 31, 2010.

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

Note 13– Segment Reporting

During the nine months ended September 30, 2011, the Company determined that it has two reportable segments: community banking and mortgage banking.  During this period, the Company realigned its operations to allow for all mortgage banking activities to be managed exclusively within its mortgage banking subsidiary.  Based upon this realignment, the Company determined that the mortgage banking subsidiary represents a segment that is distinct from the operations of the core community banking function.  The Company’s operating segments are presented based on its management structure and management accounting practices.  The structure and practices are specific to the Company and therefore, the financial results of the Company’s business segments are not necessarily comparable with similar information for other financial institutions.

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

-- 31 --

Mortgage Banking

The Mortgage Banking segment provides residential mortgage loans for the purpose of sale on the secondary market.  Mortgage banking products and services are provided by offices in: Wisconsin, Arizona, Colorado, Florida, Idaho, Illinois, Iowa, Maryland, Minnesota, Ohio, Pennsylvania and Tennessee.

	As of or for the Nine Months ended September 30, 2011
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	$34,429	318	372	35,119
Provision for loan losses	16,075	87	-	16,162
Net interest income after provision for loan losses	18,354	231	372	18,957

Noninterest income:	2,209	28,367	-	30,576

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	10,003	18,567	(608)	27,962
Occupancy, office furniture and equipment	2,516	2,394	-	4,910
FDIC insurance premiums	2,903	-	-	2,903
Real estate owned	7,221	-	-	7,221
Other	3,337	5,832	374	9,543
Total noninterest expenses	25,980	26,793	(234)	52,539
Income (loss) before income taxes (benefit)	(5,417)	1,805	606	(3,006)
Income taxes (benefit)	(1,459)	787	-	(672)
Net income (loss)	$(3,958)	1,018	606	(2,334)

Total Assets	$1,707,431	91,610	(56,773)	1,742,268

	As of or for the Nine Months ended September 30, 2010
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	$36,165	398	375	36,938
Provision for loan losses	18,503	234	-	18,737
Net interest income after provision for loan losses	17,662	164	375	18,201

Noninterest income:	2,480	19,130	-	21,610

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	10,367	12,122	(572)	21,917
Occupancy, office furniture and equipment	2,566	1,667	-	4,233
FDIC insurance premiums	3,265	-	-	3,265
Real estate owned	4,271	-	-	4,271
Other	3,877	3,398	267	7,542
Total noninterest expenses	24,346	17,187	(305)	41,228
Income (loss) before income taxes (benefit)	(4,204)	2,107	680	(1,417)
Income taxes (benefit)	(834)	856	-	22
Net income (loss)	$(3,370)	1,251	680	(1,439)

Total Assets	$1,833,498	116,249	(53,465)	1,896,282

-- 32 --

	For the Three Months ended September 30, 2011
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	$11,238	114	126	11,478
Provision for loan losses	5,950	56	-	6,006
Net interest income after provision for loan losses	5,288	58	126	5,472

Noninterest income:	972	12,630	-	13,602

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,091	7,762	(205)	10,648
Occupancy, office furniture and equipment	796	839	-	1,635
FDIC insurance premiums	826	-	-	826
Real estate owned	2,540	-	-	2,540
Other	1,023	2,475	69	3,567
Total noninterest expenses	8,276	11,076	(136)	19,216
Income (loss) before income taxes (benefit)	(2,016)	1,612	262	(142)
Income taxes (benefit)	(582)	646		64
Net income (loss)	$(1,434)	966	262	(206)

	For the Three Months ended September 30, 2010
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	$12,253	151	126	12,530
Provision for loan losses	6,100	149	-	6,249
Net interest income after provision for loan losses	6,153	2	126	6,281

Noninterest income:	1,006	10,473	-	11,479

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,611	7,322	(181)	10,752
Occupancy, office furniture and equipment	873	641	-	1,514
FDIC insurance premiums	1,080	-	-	1,080
Real estate owned	2,101	-	-	2,101
Other	1,339	1,346	121	2,806
Total noninterest expenses	9,004	9,309	(60)	18,253
Income (loss) before income taxes (benefit)	(1,845)	1,166	186	(493)
Income taxes (benefit)	(470)	470	-	-
Net income (loss)	$(1,375)	696	186	(493)

-- 33 --

Note 14– Recent Accounting Developments

Adopted

In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (Topic 310), deferring the new disclosure requirements (paragraphs 310-10-50-31 through 50-34 of the FASB Accounting Standards Codification) about troubled debt restructurings to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. As a result of the issuance of Update 2011-02, the provisions of Update 2011-01 are effective for the first interim or annual period beginning on or after June 15, 2011 or July 1, 2011 for the Company, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of the update did not have a material effect on the Company’s financial statements at the date of adoption.

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, providing additional guidance for creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The provisions of this standard are effective for the first interim or annual period beginning on or after June 15, 2011 or July 1, 2011 for the Company, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of the update did not have a material effect on the Company’s financial statements at the date of adoption.

Not Adopted

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments change the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements.  The amendments also clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements.  The amendments are effective for interim  and annual periods beginning after December 15, 2011.  The Company will adopt the accounting standard during 2012, as required, and is currently evaluating the impact on its results of operations, financial position or liquidity.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, to increase the prominence of other comprehensive income in financial statements.  Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements.  The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity.  An entity should apply the ASU retrospectively.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company will adopt the accounting standard during 2012, as required, with no material impact on its results of operations, financial position or liquidity.

-- 34 --

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

Overview

The following discussion and analysis is presented to assist the reader in the understanding and evaluation of the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the results of operations for the nine and three months ended September 30, 2011 and 2010 and the financial condition as of September 30, 2011 compared to the financial condition as of December 31, 2010.

Our profitability is highly dependent on our net interest income, mortgage banking income and the provision for loan losses.  Net interest income is the difference between the interest income we earn on our interest earnings assets which are loans receivable, investment securities and cash and cash equivalents and the interest we pay on deposits and other borrowings.  The Company’s banking subsidiary, WaterStone Bank SSB (“WaterStone Bank” or “Bank”) is primarily a mortgage lender with loans secured by real estate comprising 97.2% of total loans receivable on September 30, 2011.  Further, 88.4% of loans receivable are residential mortgage loans with over four-family loans comprising 42.9% of all loans on September 30, 2011.  WaterStone Bank funds loan production primarily with retail deposits and Federal Home Loan Bank advances.  The Bank’s mortgage banking subsidiary, Waterstone Mortgage Corporation, utilizes a line of credit provided by the Bank as its primary source of funding loans held for sale.  In addition, Waterstone Mortgage Corporation utilizes lines of credit with external banks when loan origination volumes exceed the limit of the line of credit provided by the Bank.  On September 30, 2011, deposits comprised 68.4% of total liabilities.  Time deposits, also known as certificates of deposit, accounted for 84.1% of total deposits at September 30, 2011.  Federal Home Loan Bank advances outstanding on September 30, 2011 totaled $350.0 million, or 22.3% of total liabilities.  During the current prolonged period of low interest rates and economic weakness, we have determined that an investment philosophy emphasizing short-term liquid investments is prudent and positions the Company to take advantage of the investment, lending and interest rate risk management opportunities that will exist as the local and national economies recover from the recession.  Our high level of time deposits, relative to total deposits, may result in an increase in our cost of funds when market interest rates begin to increase.

During the nine months ended September 30, 2011, our results of operations continued to be adversely affected by elevated levels of nonperforming loans and real estate owned.  Weaknesses in our loan portfolio have required that we establish higher provisions for loan losses and incur significant loan charge-offs.  The continued downturn in the local real estate market requires the Company to continually re-evaluate the inputs and assumptions used to determine the fair value of collateral and net present value of discounted future estimated cash flows related to loans receivable to ensure that the allowance for loan losses continues to be an accurate reflection of management’s best estimate of the amount needed to provide for the probable and estimable loss on impaired loans and other incurred losses in the loan portfolio.  As a result, the Company determined that a provision for loan losses of $16.2 million was necessary during the nine months ended September 30, 2011 in order to maintain the allowance for loan losses at an appropriate level in relation to the risks management believes are inherent and estimable in our portfolio.  Additional information regarding loan quality and its impact on our financial condition and results of operations can be found in the “Asset Quality” discussion.

-- 35 --

Our results of operations are also affected by noninterest income and noninterest expense.  Noninterest income consists primarily of mortgage banking income.  A significant increase in margins earned on the sale of mortgage loans in the secondary market yielded an $8.8 million increase in mortgage banking income during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  Noninterest expense consists primarily of compensation and employee benefits, real estate owned expense and FDIC insurance premiums.  The primary reason for the increase in noninterest expense compared to the prior year relates to the expansion of our mortgage banking operations.  Of the $11.3 million increase in noninterest expense for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, $9.6 million relates to our mortgage banking operations.  Real estate owned expense increased by $2.9 million during the nine months ended September 30, 2011 compared to the comparable period in the prior year due to an increase in properties under management and an increase in write downs of asset values, which is reflective of a strategy to become more aggressive in pricing specific properties to expedite the sale process.  During 2011 our noninterest expense has been and will continue to be adversely affected by higher deposit insurance premium assessments from the FDIC.  FDIC insurance premium expense totaled $2.9 million and $3.3 million during the nine months ended September 30, 2011 and 2010, respectively.  Our results of operations are also significantly affected by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities.

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

WaterStone Bank also establishes valuation allowances based on an evaluation of the various risk components that are inherent in the credit portfolio (general component). The risk components that are evaluated include past loan loss experience; the level of non-performing and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect the borrower’s ability to repay; the estimated value of any underlying collateral; regulatory guidance; and other relevant factors. The allowance is increased by provisions charged to earnings and recoveries of previously charged-off loans and reduced by charge-offs. Charge-offs approximate the amount by which the outstanding principal balance exceeds the estimated net realizable value of the underlying collateral.  The adequacy of the allowance for loan losses is reviewed and approved quarterly by the WaterStone Bank board of directors. The allowance reflects management’s best estimate of the amount needed to provide for the probable loss on impaired loans and other inherent losses in the loan portfolio, and is based on a risk model developed and implemented by management and approved by the WaterStone Bank board of directors.

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

Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Examples of positive evidence may include the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods.  Examples of negative evidence may include cumulative losses in a current year and prior two years and general business and economic trends.  At both September 30, 2011 and December 31, 2010, the Company determined a valuation allowance continued to be necessary, largely based on the negative evidence represented by a cumulative loss in the most recent three-year period caused by the significant loan loss provisions recorded during those three years.  In addition, general uncertainty regarding the economy and the housing market has increased the potential volatility and uncertainty of projected earnings.  Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly.

-- 36 --

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

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

General - Net loss for the nine months ended September 30, 2011 totaled $2.3 million, or $0.08 for both basic and diluted loss per share, compared to net loss of $1.4 million, or $0.05 for both basic and diluted loss per share, for the nine months ended September 30, 2010.  The nine months ended September 30, 2011 generated an annualized loss on average assets of 0.18% and an annualized loss on average equity of 1.83%, compared to an annualized loss on average assets of 0.10% and an annualized loss on average equity of 1.14% for the comparable period in 2010.  The increase in net loss for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 reflects a $1.8 million decrease in net interest income, a $2.9 million increase in real estate owned expense and a $302,000 decrease in the pre-tax results of operations from our mortgage banking operations, partially offset by a $2.6 million decrease in the provision for loan losses, a $362,000 decrease in FDIC insurance premium and a $693,000 increase in income tax benefit.  The provision for loan losses totaled $16.2 million during the nine months ended September 30, 2011, compared to $18.7 million for the nine months ended September 30, 2010.  Loan charge-off activity and specific loan loss reserves are discussed in additional detail in the Asset Quality section.  The net interest margin increased slightly to 2.85% for the nine months ended September 30, 2011 compared to 2.82% for the nine months ended September 30, 2010, however, given the lower volumes, net interest income decreased overall.

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

Mortgage banking segment assets (which consist predominantly of loans held for sale) decreased $17.3 million, or 15.9%, to $91.6 million as of September 30, 2011 compared to $108.9 million as of December 31, 2010.  Additional details are provided in the “Loans Held for Sale” section.  The $8.8 million increase in mortgage banking revenues from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 was attributable to increased margins on the sale of loans held for sale.  The major components of mortgage banking revenues include fees and premiums associated with the sale of residential loans held for sale, which are discussed in section “Mortgage Banking Income.” The major expenses for the mortgage banking segment are compensation, payroll taxes and other employee benefits, as well as occupancy, office furniture and equipment and other expenses, which are covered generally in the consolidated discussion in section “Noninterest Expense.”

-- 37 --

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

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable, net(1)	$1,314,320	54,337	5.53%	$1,440,736	60,763	5.64%
Mortgage related securities(2)	97,420	2,988	4.10	105,372	4,198	5.33
Debt securities(2), federal funds sold and short-term investments	237,364	2,465	1.39	203,808	2,578	1.69
Total interest-earning assets	1,649,104	59,790	4.85	1,749,916	67,539	5.16

Noninterest-earning assets	102,543			94,743
Total assets	$1,751,647			$1,844,659

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$37,838	23	0.08	$38,192	31	0.11
Money market and savings accounts	118,415	275	0.31	106,000	366	0.46
Time deposits	935,006	11,375	1.63	1,011,755	15,885	2.10
Total interest-bearing deposits	1,091,259	11,673	1.43	1,155,947	16,282	1.88
Borrowings	442,351	12,998	3.93	480,192	14,319	3.99
Total interest-bearing liabilities	1,533,610	24,671	2.15	1,636,139	30,601	2.50

Noninterest-bearing liabilities
Non interest-bearing deposits	28,535			25,804
Other noninterest-bearing liabilities	18,776			13,290
Total noninterest-bearing liabilities	47,311			39,094
Total liabilities	1,580,921			1,675,233
Equity	170,726			169,426
Total liabilities and equity	$1,751,647			$1,844,659

Net interest income		$35,119			$36,938
Net interest rate spread (3)			2.70%			2.66%
Net interest-earning assets (4)	$115,494			$113,777
Net interest margin (5)			2.85%			2.82%
Average interest-earning assets to average interest-bearing liabilities			107.53%			106.95%
__________
(1) Interest income includes net deferred loan fee amortization income of $484,000 and $564,000 for the nine months ended September 30, 2011 and 2010, respectively.
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

-- 38 --

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

	Nine Months Ended September 30,
	2011 versus 2010
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable(1) (2)	$(5,247)	(1,179)	(6,426)
Mortgage related securities(3)	(299)	(911)	(1,210)
Other earning assets(3)	397	(510)	(113)
Total interest-earning assets	(5,149)	(2,600)	(7,749)

Interest expense:
Demand accounts	-	(8)	(8)
Money merket and savings accounts	39	(130)	(91)
Time deposits	(1,137)	(3,373)	(4,510)
Total interest-bearing deposits	(1,098)	(3,511)	(4,609)
Borrowings	(1,114)	(207)	(1,321)
Total interest-bearing liabilities	(2,212)	(3,718)	(5,930)
Net change in net interest income	$(2,937)	1,118	(1,819)

______________
(1)	Interest income includes net deferred loan fee amortization income of $484,000 and $564,000 for the nine months ended September 30, 2011 and 2010, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.

Total Interest Income - Total interest income decreased $7.7 million, or 11.5%, to $59.8 million during the nine months ended September 30, 2011 from $67.5 million during the nine months ended September 30, 2010.

Interest income on loans decreased $6.4 million, or 10.6%, to $54.3 million during the nine months ended September 30, 2011 from $60.8 million during the nine months ended September 30, 2010.  The decrease in interest income was primarily due to a $126.4 million, or 8.8%, decrease in the average balance of loans outstanding to $1.31 billion during the nine months ended September 30, 2011 from $1.44 billion during the comparable period in 2010.  The decrease in interest income also reflects a 11 basis point decrease in the average yield on loans to 5.53% for the nine-month period ended September 30, 2011 from 5.64% for the comparable period in 2010.

Interest income from mortgage-related securities decreased $1.2 million, or 28.8%, to $3.0 million during the nine months ended September 30, 2011 from $4.2 million during the nine months ended September 30, 2010.  The decrease in interest income was primarily due to a 123 basis point decrease in the average yield on mortgage-related securities to 4.10% for the nine months ended September 30, 2011 from 5.33% for the comparable period in 2010.  The decrease in interest income from mortgage-related securities also reflects a $8.0 million, or 7.5%, decrease in the average balance of mortgage-related securities to $97.4 million for the nine months ended September 30, 2011 from $105.4 million during the comparable period in 2010. The decline in the average balance of mortgage-related securities during the nine months ended September 30, 2011 reflects management’s decision to deemphasize investments in mortgage-related securities and emphasize more liquid, less volatile, government agency and municipal securities.

Finally, interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) decreased slightly to $2.5 million for the nine months ended September 30, 2011 compared to $2.6 million for the nine months ended September 30, 2010.  Interest income decreased due to a 30 basis point decline in the average yield on other earning assets to 1.39% for the nine months ended September 30, 2011 from 1.69% for the comparable period in 2010.  The decline in average yield provided by these assets reflects the lower overall interest rate environment as opposed to a shift in investment strategy or product mix.  The decrease in interest income attributable to the decrease in average yield was partially offset by an increase of $34.2 million, or 16.8%, in the average balance of other earning assets to $237.4 million during the nine months ended September 30, 2011 from $203.2 million during the comparable period in 2010.  The increase in average balance reflects a strategic shift towards investments which provide higher levels of liquidity.  The Company intends to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on loans and mortgage related securities.

-- 39 --

Total Interest Expense - Total interest expense decreased by $5.9 million, or 19.4%, to $24.7 million during the nine months ended September 30, 2011 from $30.6 million during the nine months ended September 30, 2010.  This decrease was the result of a decrease of 35 basis points in the average cost of funds to 2.15% for the nine months ended September 30, 2011 from 2.50% for the comparable period ended September 30, 2010.  The decrease in interest expense resulted from a decrease in the average cost of funds as well as a decrease of $102.5 million, or 6.3%, in average interest bearing deposits and borrowings outstanding to $1.53 billion for the nine months ended September 30, 2011 compared to an average balance of $1.64 billion for the nine months ended September 30, 2010.

Interest expense on deposits decreased $4.6 million, or 28.3%, to $11.7 million during the nine months ended September 30, 2011 from $16.3 million during the comparable period in 2010.  This was due to a decrease in the cost of average deposits of 45 basis points to 1.43% for the nine months ended September 30, 2011 compared to 1.88% for the comparable period during 2010.  The decrease in interest expense attributable to the decrease in the cost of deposits was compounded by a decrease of $64.7 million, or 5.6%, in the average balance of interest bearing deposits to $1.09 billion during the nine months ended September 30, 2011 from $1.16 billion during the comparable period in 2010.  The decrease in the cost of deposits reflects the prolonged low, short-term interest rate environment.  Short term interest rates are typically relied upon by financial institutions in pricing deposit products.  The decrease in the average balance of interest bearing deposits was primarily due to a $36.3 million decline in average non-local or brokered deposits.  The average balance of brokered deposits totaled $2.0 million for the nine months ended September 30, 2011 compared to $38.3 million for the nine months ended September 30, 2010.  The decrease in brokered deposits reflects maturing brokered certificates of deposits.  Because of the consent order issued by state and federal regulators effective December 18, 2009, the Bank is prohibited from accepting or renewing brokered deposits.

Interest expense on borrowings decreased $1.3 million, or 9.2%, to $13.0 million during the nine months ended September 30, 2011 from $14.3 million during the comparable period in 2010.  The decrease resulted from a $37.8 million, or 7.9%, decrease in average borrowings outstanding to $442.4 million during the nine months ended September 30, 2011 from $480.2 million during the comparable period in 2010.  The decrease in average borrowings was due to a decrease in short term borrowings.  The decrease in interest expense due to average balance was compounded by a 6 basis point decrease in the average cost of borrowings to 3.93% during the nine months ended September 30, 2011 from 3.99% during the comparable period in 2010.  The decreased use of borrowings as a source of funding during the nine months ended September 30, 2011 reflects our decision to utilize deposits as our primary funding source.

Net Interest Income - Net interest income decreased by $1.8 million, or 4.9%, to $35.1 million during the nine months ended September 30, 2011 as compared to $36.9 million during the comparable period in 2010.

Provision for Loan Losses – Our provision for loan losses decreased $2.6 million, or 13.7%, to $16.2 million during the nine months ended September 30, 2011, from $18.7 million during the nine months ended September 30, 2010.  While the provision for loan losses has decreased from the prior year, it remains at high levels.  These levels remain high due to continued general economic stress resulting in reduced levels of income earned by many of our borrowers combined with loan collateral values, primarily real estate, that remain at levels below those estimated at the time the loans were originally made.  These factors result in higher levels of actual loss experience which when applied to the portfolio in general require higher loan loss provisions.  They also result in more loans exhibiting risk characteristics that require estimated loan loss provisions in excess of our historical average experience rates.  These risk characteristics include reduced borrower cash flow, reduced borrower FICO scores and known declines in collateral value even though the loan may still be performing.  The provision for the nine months ended September 30, 2011 was the result of $10.6 million of net loan charge-offs combined with continued weakness in local real estate markets which required an overall increase to the allowance for loan losses.  See the Asset Quality section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $9.0 million, or 41.5%, to $30.6 million during the nine months ended September 30, 2011 from $21.6 million during the comparable period in 2010.  The increase resulted primarily from an increase in mortgage banking income.

Mortgage banking income increased $8.8 million, or 46.4%, to $27.8 million for the nine months ended September 30, 2011, compared to $19.0 million during the comparable period in 2010.  The increase was the result of increased sales margins.

Of the $8.8 million increase in mortgage banking income that occurred during the nine months ended September 30, 2011, $7.8 million related to an increase in margin.  The increase in margin reflects a shift in loan production mix towards loan products and geographic markets that yielded a higher return.  In addition, margin increased due to an increase in the use of mandatory delivery which yielded a higher return when compared to a best efforts delivery.  In addition to the increase due to improved margins, mortgage banking income increased $1.0 million due to an increase in loan origination volume.  During the nine months ended September 30, 2011, the Company sold $704.7 million of mortgage loans into the secondary market, as compared to $638.2 million during the comparable period in 2010.  The increase in volume was driven by an expansion of our mortgage banking sales force as well as a decrease in average mortgage rates during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

-- 40 --

Noninterest Expense - Total noninterest expense increased $11.3 million, or 27.4%, to $52.5 million during the nine months ended September 30, 2011 from $41.2 million during the comparable period in 2010.  The increase was primarily attributable to increased compensation, real estate owned expense and other noninterest expense.

Compensation, payroll taxes and other employee benefit expense increased $6.0 million, or 27.6%, to $28.0 million during the nine months ended September 30, 2011 compared to $21.9 million during the comparable period in 2010.  Due primarily to an increase in our mortgage banking revenue, total compensation, payroll taxes and other benefits at our mortgage banking subsidiary increased $6.4 million  to $18.6 million for the nine months ended September 30, 2011 compared to $12.1 million during the comparable period in 2010.  The increase in compensation at our mortgage banking subsidiary correlates to the increase in mortgage banking income due to the commission based compensation structure in place for our mortgage banking loan officers.

Real estate owned expense increased $2.9 million or 69.1%, to $7.2 million during the nine months ended September 30, 2011 from $4.3 million during the comparable period in 2010.  Real estate owned expense includes the net operating and carrying costs related to the properties.  In addition, it includes net gain or loss recognized upon the sale of a foreclosed property, as well as write-downs recognized to maintain the properties at their estimated fair value.  The increase in real estate owned expense results from an increase in properties under management and an increase in write-downs of asset values, which is reflective of a strategy to become more aggressive in pricing certain properties to expedite the sale process. During the nine months ended September 30, 2011, net operating expense, which includes but is not limited to property taxes, maintenance and management fees, net of rental income increased $1.0 million to $4.4 million, or 31.1%, from $3.4 million during the comparable period in 2010.  The increase in net operating expense compared to the prior period resulted from an increase in the number of properties owned.  The average balance of real estate owned totaled $60.3 million for the nine months ended September 30, 2011 compared to $52.2 million for the nine months ended September 30, 2010.  Net losses recognized on the sale or write- down of real estate owned totaled $2.9 million during the nine months ended September 30, 2011, compared to a net loss of $947,000 during the comparable period in 2010.

Other noninterest expense increased $1.8 million or 46.5%, to $5.6 million during the nine months ended September 30, 2011 from $3.8 million during the comparable period in 2010.  The increase resulted from an increase in operational costs related to the expansion of our mortgage banking operations of $2.0 million, or 82.4%, to $4.5 million for the nine months ended September 30, 2011, compared to $2.5 million during the comparable period in 2010.

Income Taxes – During the nine months ended September 30, 2011, the Company recorded a net income tax benefit of $672,000.  The current year net income tax benefit primarily relates to a $736,000 intra-period tax allocation between other comprehensive income and loss from continuing operations, and represents an out-of-period adjustment for an error that originated beginning in 2008 that was corrected during the three months ended June 30, 2011.  The correction of the error was not material to the three or six month periods ended June 30, 2011 or to the nine month periods ended September 30, 2011 and 2010.

Net Loss - As a result of the foregoing factors, net loss for the nine months ended September 30, 2011 was $2.3 million as compared to net loss of $1.4 million during the comparable period in 2010.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

General - Net loss for the three months ended September 30, 2011 totaled $206,000, or $0.01 for both basic and diluted loss per share, compared to a net loss of $493,000, or $0.02 for both basic and diluted loss per share, for the three months ended September 30, 2010.  The three months ended September 30, 2011 generated an annualized loss on average assets of 0.05% and an annualized loss on average equity of 0.48%, compared to an annualized loss on average assets of 0.10% and an annualized loss on average equity of 1.13% for the comparable period in 2010.  The results of operations for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 reflect a $243,000 decrease in the provision for loan losses, a $520,000 decrease in compensation, payroll taxes and other employee benefit expense expenses at the community banking segment, a $446,000 increase in the pre-tax results of operations from our mortgage banking operations, a $254,000 decrease in FDIC insurance premiums partially offset by a $1.1 million decrease in net interest income and a $439,000 increase in real estate owned expense.  The provision for loan losses totaled $6.0 million during the three months ended September 30, 2011, compared to $6.2 million for the three months ended September 30, 2010.  Loan charge-off activity and specific loan loss reserves are discussed in additional detail in the Asset Quality section.

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

Mortgage banking segment assets (which consist predominantly of loans held for sale) decreased $17.3 million, or 15.9%, to $91.6 million as of September 30, 2011 compared to $108.9 million as of December 31, 2010.  Additional details are provided in the “Loans Held for Sale” section.  The $1.9 million increase in mortgage banking revenues from the three months ended September 30, 2010 to the three months ended September 30, 2011 was attributable to increased margins on the sale of loans held for sale.  The major components of mortgage banking revenues include fees and premiums associated with the sale of residential loans held for sale, which are discussed in section “Mortgage Banking Income.” The major expenses for the mortgage banking segment are compensation, payroll taxes and other employee benefits, as well as occupancy, office furniture and equipment and other expenses, which are covered generally in the consolidated discussion in section “Noninterest Expense.”

-- 41 --

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

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable, net(1)	$1,304,904	17,831	5.42%	$1,446,052	20,198	5.54%
Mortgage related securities(2)	91,552	940	4.07	100,638	1,336	5.27
Debt securities(2), federal funds sold and short-term investments	232,655	801	1.37	229,784	931	1.61
Total interest-earning assets	1,629,111	19,572	4.77	1,776,474	22,465	5.02

Noninterest-earning assets	99,514			91,476
Total assets	$1,728,625			$1,867,950

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$38,670	8	0.08	$36,659	8	0.08
Money market and savings accounts	124,398	91	0.29	117,100	134	0.45
Time deposits	905,468	3,598	1.58	1,009,823	4,927	1.94
Total interest-bearing deposits	1,068,536	3,697	1.37	1,163,582	5,069	1.73
Borrowings	442,554	4,397	3.94	490,313	4,866	3.94
Total interest-bearing liabilities	1,511,090	8,094	2.13	1,653,895	9,935	2.38

Noninterest-bearing liabilities
Non interest-bearing deposits	27,706			28,726
Other noninterest-bearing liabilities	18,309			12,866
Total noninterest-bearing liabilities	46,015			41,592
Total liabilities	1,557,105			1,695,487
Equity	171,520			172,463
Total liabilities and equity	$1,728,625			$1,867,950

Net interest income		$11,478			$12,530
Net interest rate spread (3)			2.64%			2.64%
Net interest-earning assets (4)	$118,021			$122,579
Net interest margin (5)			2.80%			2.80%
Average interest-earning assets to average interest-bearing liabilities			107.81%			107.41%
_________

(1) Interest income includes net deferred loan fee amortization income of $147,000 and $208,000 for the three months ended September 30, 2011 and 2010, respectively.
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

-- 42 --

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

	Three Months Ended September 30,
	2011 versus 2010
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable(1) (2)	$(1,936)	(431)	(2,367)
Mortgage related securities(3)	(113)	(283)	(396)
Other earning assets(3)	14	(144)	(130)
Total interest-earning assets	(2,035)	(858)	(2,893)

Interest expense:
Demand accounts	-	-	-
Money merket and savings accounts	8	(51)	(43)
Time deposits	(475)	(854)	(1,329)
Total interest-bearing deposits	(467)	(905)	(1,372)
Borrowings	(474)	5	(469)
Total interest-bearing liabilities	(941)	(900)	(1,841)
Net change in net interest income	$(1,094)	42	(1,052)

______________
(1)	Interest income includes net deferred loan fee amortization income of $147,000 and $208,000 for the three months ended September 30, 2011 and 2010, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.

Total Interest Income - Total interest income decreased $2.9 million, or 12.9%, to $19.6 million during the three months ended September 30, 2011 from $22.5 million during the three months ended September 30, 2010.

Interest income on loans decreased $2.4 million, or 11.7%, to $17.8 million during the three months ended September 30, 2011 from $20.2 million during the three months ended September 30, 2010.  The decrease in interest income was primarily due to a $141.1 million, or 9.8%, decrease in the average balance of loans outstanding to $1.30 billion during the three months ended September 30, 2011 from $1.45 billion during the comparable period in 2010.  The decrease in interest income on loans also reflects a 12 basis point decrease in the average yield on loans to 5.42% for the three-month period ended September 30, 2011 from 5.54% for the comparable period in 2010.

Interest income from mortgage-related securities decreased $396,000, or 29.6%, to $940,000 during the three months ended September 30, 2011 from $1.3 million during the three months ended September 30, 2010.  The decrease in interest income was primarily due to a 119 basis point decrease in the average yield on mortgage-related securities to 4.07% for the three months ended September 30, 2011 from 5.27% for the comparable period in 2010.  The decrease in interest income from mortgage-related securities also reflects a $9.1 million, or 9.0%, decrease in the average balance of mortgage-related securities to $91.6 million for the three months ended September 30, 2011 from $100.6 million during the comparable period in 2010. The decline in the average balance of mortgage-related securities during the three months ended September 30, 2011 reflects management’s decision to deemphasize investments in mortgage-related securities and emphasize more liquid, less volatile, government agency and municipal securities.

Finally, interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) decreased to $801,000 for the three months ended September 30, 2011 compared to $931,000 for the three months ended September 30, 2010.  Interest income decreased due to a 25 basis point decline in the average yield on other earning assets to 1.37% for the three months ended September 30, 2011 from 1.61% for the comparable period in 2010.  The decline in average yield provided by these assets reflects the lower overall interest rate environment as opposed to a shift in investment strategy and product mix.  The decrease in interest income due to a decline in average yield was partially offset by an increase of $3.5 million, or 1.5%, in the average balance of other earning assets to $232.7 million during the three months ended September 30, 2011 from $229.2 million during the comparable period in 2010.  The increase in average balance reflects a strategic shift towards investments which provide higher levels of liquidity.  The Company intends to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on loans and mortgage related securities.

-- 43 --

Total Interest Expense - Total interest expense decreased by $1.8 million, or 18.5%, to $8.1 million during the three months ended September 30, 2011 from $9.9 million during the three months ended September 30, 2010.  This decrease was the result of a decrease of 25 basis points in the average cost of funds to 2.13% for the three months ended September 30, 2011 from 2.38% for the comparable period ended September 30, 2010.  The decrease in interest expense resulted from a decrease in the average cost of funds as well as a decrease of $142.8 million, or 8.6%, in average interest bearing deposits and borrowings outstanding to $1.51 billion for the three months ended September 30, 2011 compared to an average balance of $1.65 billion for the three months ended September 30, 2010.

Interest expense on deposits decreased $1.4 million, or 27.1%, to $3.7 million during the three months ended September 30, 2011 from $5.1 million during the comparable period in 2010.  This was due to a decrease in the cost of average deposits of 36 basis points to 1.37% for the three months ended September 30, 2011 compared to 1.73% for the comparable period during 2010.  The decrease in the cost of deposits reflects the low interest rate environment due to the Federal Reserve’s low short term interest rate policy.  These rates are typically used by financial institutions in pricing deposit products.  The decrease in interest expense attributable to the decrease in the cost of deposits was compounded by a decrease of $95.0 million, or 8.2%, in the average balance of interest bearing deposits to $1.07 billion during the three months ended September 30, 2011 from $1.16 billion during the comparable period in 2010.  In the prior fiscal year, proceeds received from the loan principal pay downs were primarily utilized to maintain a higher than normal level of liquidity.  Consistent with the Bank’s liquidity needs and funding obligations the Bank has reduced its level of higher cost time deposits.

Interest expense on borrowings decreased $469,000, or 9.6%, to $4.4 million during the three months ended September 30, 2011 from $4.9 million during the comparable period in 2010.  The decrease resulted from a $47.8 million, or 9.7%, decrease in average borrowings outstanding to $442.6 million during the three months ended September 30, 2011 from $490.3 million during the comparable period in 2010.  The average cost of borrowings remained consistent at 3.94% during both the three months ended September 30, 2011 and 2010.  The decreased use of borrowings as a source of funding during the three months ended September 30, 2010 reflects our decision to utilize core deposits as our primary funding source.

Net Interest Income - Net interest income decreased by $1.1 million, or 8.4%, to $11.5 million during the three months ended September 30, 2011 as compared to $12.5 million during the comparable period in 2010.  The decrease in net interest income resulted primarily from a decrease of $3.9 million, or 3.2%, in the average balance of net interest earning assets to $118.0 million during the three months ended September 30, 2011 from $122.0 million during the comparable period in 2010.

Provision for Loan Losses – Our provision for loan losses decreased $243,000, or 3.9%, to $6.0 million during the three months ended September 30, 2011, from $6.2 million during the three months ended September 30, 2010.  While the provision for loan losses has decreased from the prior year, it remains at high levels.  These levels remain high due to continued general economic stress resulting in reduced levels of income earned by many of our borrowers combined with loan collateral values, primarily real estate, that remain at levels below those estimated at the time the loans were originally made.  These factors result in higher levels of actual loss experience which when applied to the portfolio in general require higher loan loss provisions.  They also result in more loans exhibiting risk characteristics that require estimated loan loss provisions in excess of our historical average experience rates.  These risk characteristics include reduced borrower cash flow, reduced borrower FICO scores and known declines in collateral value even though the loan may still be performing.  The provision for the three months ended September 30, 2011 was the result of $5.2 million of net loan charge-offs combined with continued weakness in local real estate markets which required an overall increase to the allowance for loan losses.  See the Asset Quality section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $2.1 million, or 18.5%, to $13.6 million during the three months ended September 30, 2011 from $11.5 million during the comparable period in 2010.  The increase resulted primarily from an increase in mortgage banking income.

Mortgage banking income increased $1.9 million, or 18.7%, to $12.3 million for the three months ended September 30, 2011, compared to $10.4 million during the comparable period in 2010.  The $1.9 million increase in mortgage banking income that occurred during the three months ended September 30, 2011 compared to the three months ended September 30, 2010, was  exclusively a result of an increase in margin.  The increase in margin was driven by a shift in loan production mix towards loan products and geographic markets that yielded a higher return.  In addition, margin increased due to an increase in the use of mandatory delivery which yielded a higher return when compared to a best efforts delivery.  The increase in mortgage banking revenue due to increased margins more than offset a slight decline in the volume of loans sold.  During the three months ended September 30, 2011, the Company sold $257.1 million of mortgage loans into the secondary market, as compared to $284.6 million during the comparable period in 2010.

Noninterest Expense - Total noninterest expense increased $963,000, or 5.3%, to $19.2 million during the three months ended September 30, 2011 from $18.3 million during the comparable period in 2010.  The increase was primarily attributable to increased compensation, real estate owned expense and other noninterest expense.

Compensation, payroll taxes and other employee benefit expense decreased $104,000, or 1.0%, to $10.6 million during the three months ended September 30, 2011 compared to $10.7 million during the comparable period in 2010.  Due to a decrease in health care related expense and reduction in overall compensation, compensation, payroll taxes and other employee benefits at our banking segment decreased $520,000 to $3.1 million for the three months ended September 30, 2011 compared to $3.6 million during the comparable period in 2010.  This decrease was partially offset by a $440,000 increase total compensation, payroll taxes and other benefits at our mortgage banking subsidiary to $7.8 million for the three months ended September 30, 2011 compared to $7.3 million during the comparable period in 2010.  The increase in compensation at our mortgage banking subsidiary correlates to the increase in mortgage banking income due to the commission based compensation structure in place for our mortgage banking loan officers.

Real estate owned expense increased $439,000, or 20.9%, to $2.5 million during the three months ended September 30, 2011 from $2.1 million during the comparable period in 2010.  Real estate owned expense includes the net operating and carrying costs related to the properties.  In addition, it includes net gain or loss recognized upon the sale of a foreclosed property, as well as write-downs recognized to maintain the properties at their estimated fair value.  The increase in real estate owned expense results from an increase in properties under management and an increase in write downs of asset values, which is reflective of a strategy to become more aggressive in pricing properties to expedite the sale process.  During the three months ended September 30, 2011, net operating expense, which includes but is not limited to property taxes, maintenance and management fees, net of rental income increased $314,000, or 33.4%, to $1.3 million from $940,000 during the comparable period in 2010.  The increase in net operating expense compared to the prior period resulted from an increase in the number of properties owned.  The average balance of real estate owned totaled $58.9 million for the three months ended September 30, 2011 compared to $50.4 million for the three months ended September 30, 2010.  Net losses recognized on the sale or write-down of real estate owned totaled $1.3 million during the three months ended September 30, 2011, compared to a net loss of $1.2 million during the comparable period in 2010.

Other noninterest expense increased $740,000 or 49.6%, to $2.2 million during the three months ended September 30, 2011 from $1.5 million during the comparable period in 2010.  The increase resulted from an increase in operational costs related to the expansion of our mortgage banking operations of $1.0 million to $2.0 million for the three months ended September 30, 2011, compared to $949,000 during the comparable period in 2010.  Increases in other noninterest expenses due to the expansion of our mortgage banking operations were partially offset by a decrease in expense within our community banking segment.

-- 44 --

Income Taxes – During the three months ended September 30, 2011, the Company recorded income tax expense of $64,000 which relates to the intra-period tax allocation between other comprehensive income and loss from continuing operations.

Net Income (Loss) - As a result of the foregoing factors, net loss for the three months ended September 30, 2011 was $206,000 as compared to net loss of $493,000 during the comparable period in 2010.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total Assets - Total assets decreased by $67.4 million, or 3.7%, to $1.74 billion at September 30, 2011 from $1.81 billion at December 31, 2010. The decrease in total assets reflects decreases in loans receivable of $61.8 million and loans held for sale of $15.9 million.  Funds received upon the repayment of loans held in portfolio and sales of loans held for sale were utilized to pay down $4.3 million of short term borrowed funds and $71.0 million in time deposits.  The remainder of the funds realized upon the pay down of loans held in portfolio and loans held for sale were utilized to purchase securities available for sale and increase cash and cash equivalents.  Securities available for sale and cash and cash equivalents increased $4.0 million and $11.6 million, respectively at September 30, 2011, compared to December 31, 2010.

Cash and Cash Equivalents – Cash and cash equivalents increased by $11.6 million, or 15.7%, to $87.1 million at September 30, 2011 from $75.3 million at December 31, 2010.  The increase in cash and cash equivalents reflects the Company’s decision to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on securities and other investments.

Securities Available for Sale – Securities available for sale increased by $4.0 million, or 2.0%, to $207.2 million at September 30, 2011 from $203.2 million at December 31, 2010.  This increase reflects a $12.2 million increase in government sponsored enterprise bonds a $8.2 million increase in municipal securities and a $3.9 million increase in certificates of deposit, partially offset by $20.1 million decrease in mortgage-backed securities and collateralized mortgage obligations.  The shift in the composition of the securities portfolio towards less volatile, shorter-term debt securities reflects a decision to increase portfolio liquidity.  As of September 30, 2011, the Company holds two available for sale private label issue collateralized mortgage obligations with a total fair value of $19.1 million and an amortized cost of $20.1 million that were determined to be other than temporarily impaired.  The $1.0 million unrealized loss (before taxes) is included in other comprehensive income.  During the nine months ended September 30, 2011, $52,000 was recognized as additional other than temporary impairment with respect to one of the private label issue collateralized mortgage obligations which was charged against earnings.

Loans Held for Sale – Loans held for sale decreased by $15.2 million, or 15.8%, to $80.9 million at September 30, 2011, from $96.1 million at December 31, 2010.  During the latter half of fiscal 2010, Waterstone Mortgage Corporation capitalized on its branch expansion and low interest rate environment to significantly increase its loan origination activity.  This origination activity resulted in a historically high level of loans held for sale as of December 31, 2010.

Loans Receivable - Loans receivable held for investment decreased $61.8 million, or 4.7%, to $1.24 billion at September 30, 2011 from $1.31 billion at December 31, 2010.  The 2011 decrease in total loans receivable was primarily attributable to a $61.1 million decrease in one- to four-family loans and a $8.7 million decrease in construction and land loans.  The decrease in one- to four-family loans reflects a decline in loan demand for variable-rate real estate mortgage loans as recent borrowers have preferred long-term fixed-rate products that the Company does not generally retain in its portfolio.  The decrease construction and land loans reflects a strategy to reduce exposure to this segment of the portfolio.  Decreases in loan balances in these and other categories also reflect an overall decrease in demand due to current economic conditions combined with the Company’s more stringent loan underwriting requirements.  As a result of the low interest rate environment with respect to long-term fixed-rate real estate mortgage products, the Company has experienced a shift in the composition of loan originations during 2011 and 2010 from one- to four-family residential variable-rate loans to residential real estate loans collateralized by over four-family properties and commercial real estate, as these categories of borrowers displayed relatively stable levels of demand for our existing products.  During the nine months ended September 30, 2011, $22.8 million in loans were transferred to real estate owned and $10.6 million were charged-off, net of recoveries.

The following table shows loan origination, principal repayment activity, transfers to real estate owned, charge-offs and sales during the periods indicated.

	As of or for the		As of or for the
	Nine Months Ended September 30,		Year Ended
	2011	2010	December 31, 2010
	(In Thousands)
Total gross loans receivable and held for sale at
beginning of period	$1,443,824	1,516,800	1,516,800
Real estate loans originated for investment:
Residential
One- to four-family	10,661	3,255	11,390
Over four-family	48,566	51,696	69,602
Home equity	2,958	2,984	5,528
Construction and land	2,841	8,280	8,355
Commercial real estate	22,413	1,093	5,813
Total real estate loans originated for investment	87,439	67,308	100,688
Consumer loans originated for investment	-	76	76
Commerical business loans originated for investment	8,515	6,284	11,204
Total loans originated for investment	95,954	73,668	111,968

Principal repayments	(165,566)	(110,863)	(169,093)
Transfers to real estate owned	(22,846)	(24,030)	(41,781)
Loan principal charged-off, net of recoveries	(10,568)	(14,758)	(25,151)
Net activity in loans held for investment	(103,026)	(75,983)	(124,057)

Loans originated for sale	689,461	700,096	1,084,362
Loans sold	(704,662)	(638,182)	(1,033,281)
Net activity in loans held for sale	(15,201)	61,914	51,081
Total gross loans receivable and held for sale at end of period	$1,325,597	1,502,731	1,443,824

-- 45 --

Allowance for Loan Losses - The allowance for loan losses increased $5.6 million, or 19.2%, to $34.8 million at September 30, 2011 from $29.2 million at December 31, 2010.  The $5.6 million increase in the allowance for loan losses during the nine months ended September 30, 2011 is attributable to a $3.5 million increase in specific loan loss reserves related to impaired loans, and a $2.1 million increase in the general valuation allowance.  The $3.5 million increase in specific loan loss reserves was primarily the result of an increase in number and amount of impaired loans with significant collateral shortfalls.  The increase in the general valuation allowance resulted from an increase in non-performing loans and loans that, while still performing, have been identified as having higher risk characteristics.  The increase in the amount and number of loans identified as exhibiting elevated levels of risk with respect to loss outweighed the decline in overall delinquent loans.  Loans with elevated risk profiles include loans internally classified as special mention and watch.  These loans resulted in a $2.1 million increase to the general valuation allowance during the nine months ended September 30, 2011.  As of September 30, 2011, the allowance for loan losses to total loans receivable was 2.79% and was equal to 40.39% of non-performing loans, compared to 2.23% and 34.66%, respectively, at December 31, 2010.  Of the overall $5.6 million increase in the allowance for loan losses during the nine months ended September 30, 2011, $4.0 million related to the one- to four-family category.  Weakness in the residential real estate market has continued for the past three years and the risk of loss on loans secured by residential real estate remains at an elevated level.  That portion of the allowance for loan losses attributable to mortgage loans secured by residential real estate is substantially unchanged at 83.8% of the total allowance for loan losses at September 30, 2011 compared to 83.0% at December 31, 2010.

Real Estate Owned – Total real estate owned increased $1.6 million, or 2.8%, to $59.4 million at September 30, 2011 from $57.8 million at December 31, 2010.  During the nine months ended September 30, 2011, $22.8 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write downs totaling $3.4 million during the nine months ended September 30, 2011.  During the same period, sales of real estate owned totaled $17.8 million.

Prepaid Expenses and Other Assets – Prepaid expenses and other assets declined by $1.9 million or 16.8%, to $9.5 million at September 30, 2011 from $11.4 million at December 31, 2010.  The decline is primarily due to a decrease in receivables due from third parties related to the origination of loans held for sale.

Deposits – Total deposits decreased $70.9 million, or 6.2%, to $1.07 billion at September 30, 2011 from $1.15 billion at December 31, 2010.  The overall reduction in deposits primarily reflects  a decrease in time deposits.  In the prior fiscal year, proceeds received from the loan principal pay downs were primarily utilized to maintain a higher than normal level of liquidity.  As an adequate level of liquidity has been achieved, the Company has responded to additional reductions in the loan portfolio by allowing for strategic runoff of time deposits.  Total time deposits decreased $71.0 million, or 7.3%, to $903.4 million at September 30, 2011 from $974.4 million at December 31, 2010.  Time deposits originated through local retail outlets decreased $57.2 million, or 6.0%, to $902.7 million at September 30, 2011 from $960.0 million at December 31, 2010.  Time deposits originated through the wholesale market decreased $13.7 million, or 95.2%, to $695,000 at September 30, 2011 from $14.4 million at December 31, 2010.  Due to the consent order issued by state and federal regulators effective December 18, 2009, the Bank is prohibited from accepting or renewing brokered deposits and all other deposit rates are capped by the FDIC.  Total money market and savings deposits increased $585,000, or 0.6%, to $104.0 million at September 30, 2011 from $103.4 million at December 31, 2010.  Total demand deposits decreased $553,000, or 0.8%, to $67.2 million at September 30, 2011 from $67.7 million at December 31, 2010.

Borrowings – Total borrowings decreased $4.3 million, or 0.9%, to $452.7 million at September 30, 2011 from $457.0 million at December 31, 2010.  The decrease in borrowings relates entirely to a reduction in the use of bank lines of credit to finance loans held for sale.  The balance of these lines of credit decreased by $4.3 million, to $18.7 million at September 30, 2011, from $23.0 million at December 31, 2010.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $20.1 million to $22.5 million at September 30, 2011 from $2.4 million at December 31, 2010.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $10.7 million, or 37%, to $21.1 million at September 30, 2011 from $31.9 million at December 31, 2010.  The decrease resulted primarily from a $10.3 million seasonal decrease in outstanding escrow checks.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  These amounts remain classified as other liabilities until settled.

Shareholders’ Equity – Shareholders’ equity decreased by $886,000, or 0.5%, to $171.3 million at September 30, 2011 from $172.2 million at December 31, 2010.  The decrease in stockholders’ equity was primarily due to a $2.3 million decrease in retained earnings reflecting the net loss for the nine months ended September 30, 2011.  The decrease in retained earnings was partially offset by a $787,000 increase in additional paid in capital related to stock compensation benefits, a $641,000 decrease in unearned ESOP shares and a $20,000 increase in accumulated other comprehensive income.

-- 46 --

ASSET QUALITY

NONPERFORMING ASSETS

The following table summarizes nonperforming loans and assets:

	At September 30,	At December 31,
	2011	2010
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$59,432	56,759
Over four-family	17,022	20,587
Home equity	377	712
Construction and land	7,510	3,013
Commercial real estate	1,263	1,577
Commercial	470	1,530
Total non-accrual loans	86,074	84,178
Real estate owned
One- to four-family	29,228	28,142
Over four-family	15,234	14,903
Construction and land	10,263	9,926
Commercial real estate	4,641	4,781
Total real estate owned	59,366	57,752
Total nonperforming assets	$145,440	141,930

Total non-accrual loans to total loans receivable	6.92%	6.44%
Total non-accrual loans to total assets	4.94%	4.65%
Total nonperforming assets to total assets	8.35%	7.85%

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

Total non-accrual loans increased by $1.9 million, or 2.3%, to $86.1 million as of September 30, 2011 compared to $84.2 million as of December 31, 2010.  The ratio of non-accrual loans to total loans receivable was 6.92% at September 30, 2011 compared to 6.44% at December 31, 2010.  The $1.9 million increase in non-accrual loans during the nine months ended September 30, 2011 resulted primarily from $48.3 million in loans were placed on non-accrual status.  Offsetting the addition of loans added to non-accrual status were $22.8 million in transfers to real estate owned, $7.7 million in principal pay downs, $9.5 million in charge-offs and $5.0 million in loans that returned to accrual status.

Of the $86.1 million in total non-accrual loans as of September 30, 2011, $66.1 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $8.9 million in partial charge-offs have been recorded with respect to these loans as of September 30, 2011.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a “non-performing” status and are disclosed as impaired loans.  In addition, specific reserves totaling $12.2 million have been recorded as of September 30, 2011.  The remaining $19.9 million of non-accrual loans were reviewed on an aggregate basis and $4.9 million in general valuation allowance was deemed necessary as of September 30, 2011.   The $4.9 million in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

There were no accruing loans past due 90 days or more during the six months ended September 30, 2011 and 2010.

-- 47 --

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes troubled debt restructurings:

	At September 30,	At December 31,
	2011	2010
	(Dollars in Thousands)
Troubled debt restructurings
Substandard	$39,944	15,768
Watch	16,798	20,703
Total troubled debt restructurings	$56,742	36,471

Troubled debt restructurings increased $20.3 million, or 55.6%, to $56.7 million at September 30, 2011 from $36.5 million at December 31, 2010.  During the three months ended September 30, 2011, the Company adopted Accounting Standards Update 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which provided additional guidance for creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. Based upon the provisions of this standard, the Company determined that 64 loans totaling $10.8 million not previously classified as troubled debt restructurings met the definition of a troubled debt restructuring set forth under the ASU 2011-02.   Of the $10.8 million, $9.0 million represented one –to four-family loans.  In all cases, the $10.8 million in loans were modified under a legal agreement such as a bankruptcy plan or a stipulation agreement meant to prevent a foreclosure.  In all cases, these loans had previously been, and continue to be classified as impaired, substandard and nonperforming.  As each loan had been previously identified as impaired, an impairment review had been performed with respect to each loan and appropriate provisions for loan loss had been provided in prior periods.  As such, the classification of these loans as troubled debt restructurings had no impact on the allowance for loan losses.

All troubled debt restructurings are considered to be impaired and are risk rated as either substandard or watch and are included in the internal risk rating tables disclosed in Note 3 in the notes to the financial statements.  Specific reserves have been established to the extent that these collateral-based impairment analyses indicate that a collateral shortfall exists.

-- 48 --

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At September 30,	At December 31,
	2011	2010
	(Dollars in Thousands)

Loans past due less than 90 days	$32,094	28,807
Loans past due 90 days or more	59,265	61,856
Total loans past due	$91,359	90,663

Total loans past due to total loans receivable	7.34%	6.94%

Loans past due increased by $696,000, or 0.8%, to $91.4 million at September 30, 2011 from $90.7 million at December 31, 2010.  Loans past due less than 90 days increased by $3.3 million, or 11.4%, during the nine months ended September 30, 2011while loans past due 90 days or more decreased by $2.6 million, or 4.2%.  The $3.3 million increase in loans past due less than 90 days was attributable to a $7.1 million increase in loan collateralized by one- to four-family residential real estate partially offset by a $1.2 million decrease in loans collateralized by over four-family residential real estate and by a decrease in loans collateralized by real estate construction and raw land.

REAL ESTATE OWNED

Total real estate owned increased by $1.6 million, or 2.8%, to $59.4 million at September 30, 2011, compared to $57.8 million at December 31, 2010.  During the nine months ended September 30, 2011, $22.8 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write-downs totaling $3.4 million during the nine months ended September 30, 2011.  During the same period, sales of real estate owned totaled $17.8 million.  New appraisals received on real estate owned and collateral dependent impaired loans are based upon an “as is value” assumption.  During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

We owned 324 properties as of September 30, 2011, compared to 284 properties at December 31, 2010.  Of the $59.4 million in real estate owned properties as of September 30, 2011, $49.1 million consist of one– to four-family, over four-family and commercial real estate properties.  Of all real estate owned, these property types present the greatest opportunity to offset operating expenses through the generation of rental income.  Of the $49.1 million in one- to four-family, over four-family and commercial real estate properties, $23.3 million, or 47.4%, represent properties that are generating rental revenue.  Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

-- 49 --

A summary of the allowance for loan losses is shown below:

ALLOWANCE FOR LOAN LOSSES

	At or for the Nine Months
	Ended September 30,
	2011	2010
	(Dollars in Thousands)

Balance at beginning of period	$29,175	28,494
Provision for loan losses	16,162	18,737
Charge-offs:
Mortgage
One- to four-family	6,154	9,889
Over four-family	2,396	2,536
Home Equity	446	378
Commercial real estate	177	555
Construction and land	1,407	70
Consumer	7	13
Commercial	313	1,464
Total charge-offs	10,900	14,905
Recoveries:
Mortgage
One- to four-family	238	126
Over four-family	37	4
Home Equity	5	2
Construction and land	31	2
Consumer	-	-
Commercial	21	-
Total recoveries	332	134
Net charge-offs	10,568	14,771
Allowance at end of period	$34,769	32,460

Ratios:
Allowance for loan losses to non-accrual loans at end of period	40.39%	32.39%
Allowance for loan losses to loans receivable at end of period	2.79%	2.40%
Net charge-offs to average loans outstanding (annualized)	1.08%	1.37%
Current year provision for loan losses to net charge-offs	152.93%	126.85%
Net charge-offs (annualized) to beginning of the year allowance	48.43%	69.33%
                                            _______________

At September 30, 2011, the allowance for loan losses was $34.8 million, compared to $29.2 million at December 31, 2010.  As of September 30, 2011, the allowance for loan losses represented 2.79% of total loans receivable and was equal to 40.39% of non-performing loans, compared to 2.23% and 34.66%, respectively, at December 31, 2010.  The $5.6 million increase in the allowance for loan losses during the nine months ended September 30, 2011 is attributable to a $3.5 million increase in specific loan loss reserves related to impaired loans and a $2.1 million increase in the general valuation allowance.  The increase in specific loan loss reserves was the result of an increase in impaired loans and a decline in the value of collateral as evidenced by updated appraisals reflecting further decline in the value of those properties during the period.  The increase in the general valuation allowance resulted from an increase in loans that, while still performing, have been identified as having higher risk characteristics.  The increase in the amount and number of loans identified as exhibiting elevated levels of risk with respect to loss compounded the increase in overall delinquent loans.  Loans with elevated risk profiles include loans internally classified as special mention and watch.  An evaluation of the loan portfolio resulted in a $2.1 million increase to the general valuation allowance during the nine months ended September 30, 2011.  Weakness in the residential real estate market has continued for the past three years and the risk of loss on loans secured by residential real estate remains at an elevated level.

Net charge-offs totaled $10.6 million, or an annualized 1.08% of average loans for the nine months ended September 30, 2011, compared to $14.8 million, or an annualized 1.37% of average loans for the nine months ended September 30, 2010.  Of the $10.6 million in net charge-offs during the nine months ended September 30, 2011, $6.2 million related to loans secured by one- to four-family residential loans and an additional $2.4 million related to loans secured by over four-family residential loans.

-- 50 --

The loan loss provision of $16.2 million for the nine months ended September 30, 2011 reflects the Company’s conclusion as to the need for the ending allowance to be $34.8 million following the net charge-offs recorded during the period and a review of the Bank’s loan portfolio and general economic conditions.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 6.3% and 4.5% for the nine months ended September 30, 2011 and 2010, respectively.  The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets.  We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans.  We also adjust liquidity as appropriate to meet asset and liability management objectives.  The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the senior management as supported by the Asset/Liability Committee.  Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2011 and 2010, respectively, $87.1 million and $110.3 million of our assets were invested in cash and cash equivalents.  At September 30, 2011 cash and cash equivalents are comprised of the following: $72.5 million in cash held at the Federal Reserve Bank and other depository institutions and $14.6 million in federal funds sold.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, federal funds purchased and advances from the FHLBC.

During the nine months ended September 30, 2011, the collection of principal payments on loans, net of loan originations provided cash flow of $28.4 million, compared to $29.3 million for the nine months ended September 30, 2010.  The decrease in loans receivable is reflective of the general decline in loan demand for variable-rate residential real estate mortgage loans combined with the Company’s tightened underwriting standards given the current economic environment.  The decrease in the loan portfolio during the nine months ended September 30, 2011 was primarily attributable to a $61.1 million decrease in one- to four-family loans and a $8.7 million decrease in land and construction loans, partially offset by a $12.5 million increase in commercial real estate loans.

-- 51 --

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.  Deposits decreased by $70.9 million for the nine months ended September 30, 2011.  The decrease in deposits was driven by a $57.2 million decrease in time deposits originated through our branch network.   Brokered deposits accounted for $13.7 million of the $70.9 million decrease in deposits.  As a result of the consent order issued by state and federal regulators effective December 18, 2009, the Bank is prohibited from accepting or renewing brokered deposits and all other deposit rates are capped by the FDIC.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC which provide an additional source of funds.  At September 30, 2011, we had $350.0 million in advances from the FHLBC with contractual maturity dates in 2016, 2017 or 2018.  All advances are callable quarterly until maturity.  As an additional source of funds, we also enter into repurchase agreements.  At September 30, 2011, we had $84.0 million in repurchase agreements.  The repurchase agreements mature at various times in 2017, however, all are callable quarterly until maturity.

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

At September 30, 2011, we had outstanding commitments to originate loans of $18.7 million.  In addition, at September 30, 2011 we had unfunded commitments under construction loans of $5.5 million, unfunded commitments under business lines of credit of $9.8 million and unfunded commitments under home equity lines of credit and standby letters of credit of $22.6 million.  At September 30, 2011, certificates of deposit scheduled to mature in one year or less totaled $783.4 million.  Based on prior experience, management believes that, subject to the Bank’s funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets.  However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed.  Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

-- 52 --

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of September 30, 2011 and the respective maturity dates.

Contractual Obligations
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Deposits without a stated maturity (4)	$171,170	171,170	-	-	-
Certificates of deposit (4)	903,430	783,378	107,004	13,048	-
Bank lines of credit (4)	18,678	18,678	-	-	-
Federal Home Loan Bank advances (1)	350,000	-	-	220,000	130,000
Repurchase agreements (2)(4)	84,000	-	-	-	84,000
Operating leases (3)	760	288	472	-	-
Salary continuation agreements	978	170	340	340	128
	$1,529,016	973,684	107,816	233,388	214,128
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
(4)  Excludes interest.

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of September 30, 2011.

Other Commitments
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$18,705	18,705	-	-	-
Unused portion of home equity lines of credit (2)	21,514	21,514	-	-	-
Unused portion of business lines of credit	9,826	9,826	-	-	-
Unused portion of construction loans (3)	5,506	5,506	-	-	-
Standby letters of credit	1,109	945	164
Total Other Commitments	$56,660	56,496	164	-	-
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

-- 53 --

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2011 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our fixed-rate mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our fixed-rate assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a negative impact on net interest income and earnings.  This effect is offset by the impact that variable-rate assets have on net interest income as interest rates rise and fall.

Percentage Increase (Decrease) in Estimated Annual Net Interest Income Over 12 Months
300 basis point gradual rise in rates	(3.30)%
200 basis point gradual rise in rates	(3.11)
100 bassis point gradual rise in rates	(2.83)
Unchanged rate scenario	(2.28)
100 bassis point gradual decline in rates	(2.28)
200 bassis point gradual decline in rates	(4.05)
300 bassis point gradual decline in rates	(5.71)

WaterStone Bank’s Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 20% for various levels of interest rate changes occurring proportionally and measured over a 12-month period when compared to the flat rate scenario.  In addition, projected changes in the economic value of equity are limited to a maximum decline of 10% to 80% for interest rate movements of 100 to 300 basis points when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  Because our balance sheet is asset sensitive, net interest income is projected to decline as interest rates fall.  At September 30, 2011, a 100 basis point gradual increase in interest rates had the effect of decreasing forecast net interest income by 2.83% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 2.28%.  At September 30, 2011, a 100 basis point gradual increase in interest rates had the effect of increasing the economic value of equity by 2.05% while a 100 basis point decrease in rates had the effect of increasing the economic value of equity by 3.03%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

-- 54 --

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At September 30, 2011, we believe that any liability arising from the resolution of any pending legal proceedings will not be material to our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2010, we set forth the following additional risk factors.

A Significant Portion of our Liabilities are Time Deposits

If interest rates rise, our cost of funds could significantly increase, adversely affecting our ability to generate a profit.  At September 30, 2011, time deposits totaled $903.4 million, comprising 84.1% of our total deposits.  If market rates begin to rise our costs of funds may significantly increase or we may experience significant deposit outflows.  Either of which will adversely affect our ability to operate profitably.

Item 6. Exhibits

    (a) Exhibits: See Exhibit Index, which follows the signature page hereof.
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: November 4, 2011
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer
Date: November 4, 2011
/s/ Richard C. Larson
Richard C. Larson
Chief Financial Officer

-- 55 --

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended September 30, 2011

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