Form 10-K
period 2011-12-31
WATERSTONE FINANCIAL INC
filed 2012-03-09
CIK 1329517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

F O R M 1 0 - K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2011, as reported by the NASDAQ Capital Market® was approximately $70.3 million.

As of February 29, 2012, 31,350,097 shares of the Registrant’s Common Stock were validly issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K Into Which
Document	Portions of Document are Incorporated
Proxy Statement for Annual Meeting of	Part III
Shareholders on May 22, 2012

WATERSTONE FINANCIAL, INC.

FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2011

-- 2 --

Part 1

Waterstone Financial, Inc. and its subsidiaries, including WaterStone Bank, SSB, are referred to herein as the “Company,” “Waterstone Financial,” or “we.”

Item 1.   Business

Introduction

Waterstone Financial, Inc. is the mid-tier stockholding company subsidiary of Lamplighter Financial, MHC, formed as part of the reorganization of WaterStone Bank into mutual holding company form.  WaterStone Bank was converted from a mutual to a stock savings bank as part of our reorganization.  At December 31, 2011, 74% of Waterstone Financial, Inc. outstanding shares were held by Lamplighter Financial, HMC and 26% were held by public shareholders.  In this report, we refer to WaterStone Bank, our wholly owned subsidiary, both before and after the reorganization, as “WaterStone Bank” or the “Bank.”

On September 28, 2007, the Company completed its charter conversion to change the Company’s charter from a Wisconsin corporation to that of a federal corporation. Similarly, the Company’s mutual holding company parent, Lamplighter Financial, MHC (the “MHC”), also completed its charter conversion to change the MHC’s charter from a Wisconsin chartered mutual holding company to a federally chartered mutual holding company.  Shareholders were not required to exchange stock certificates in the name of Wauwatosa Holdings, Inc. for stock certificates in the name of Waterstone Financial, Inc.  All references to Waterstone Financial, Inc. include Wauwatosa Holdings, Inc.  WaterStone Bank continues to be a Wisconsin chartered savings bank.

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

-- 3 --

BUSINESS OF WATERSTONE BANK

General

     Our principal business consists of attracting deposits from the general public in the areas surrounding our eight banking offices and our nine automated teller machines (“ATM”), including stand-alone ATM facilities, located in Milwaukee, Washington and Waukesha counties, Wisconsin.

     We invest those deposits, together with funds generated from operations, primarily in residential real estate mortgage loans. At December 31, 2011, residential real estate mortgage loans comprised 88.5% of our total loans receivable. On that same date, our residential real estate mortgage loan portfolio was comprised of first mortgage loans secured by one-to four-family residences (39.7%), and over four-family residences (44.0%).  The remainder of our residential real estate mortgage loans consisted of home equity loans and lines of credit (4.8%) secured by a junior position on one-to four-family residences. The remainder of our loans receivable consists of construction and land mortgages, commercial mortgages, commercial business loans and consumer loans.

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

     Elements of our business strategy are as follows:

•
Improve Asset Quality.  By all measures, our asset quality has deteriorated over the past five years.  We have taken a number of significant steps to improve our underwriting of loans and monitoring asset quality.  In 2006, we rewrote our underwriting policies, strengthened our underwriting and administration standards and implemented an officers’ loan committee for review and approval of all loans in excess of $500,000.  We hired senior loan officers experienced in systematically identifying, objectively evaluating and documenting good credit risks.  In 2007, we added an independent loan underwriting function for all residential loans and a loan review function to ensure that newly implemented controls and safeguards are uniformly implemented and applied.  We also expanded our collections staff and upgraded our information management systems to reduce the number of past-due loans that become chronically delinquent.   In 2008, we hired a Chief Credit Officer (CCO) and moved the credit analysis and loan review functions to a newly formed credit department headed by the CCO.  The CCO reports directly to the Chief Executive Officer.  Notwithstanding the forgoing, in the current distressed economic environment at December 31, 2011 non-accrual loans totaled $78.2 million, or 6.4% of total loans receivable and real estate owned totaled $56.7 million.  During the year ended December 31, 2011, net charge-offs totaled $18.8 million.

•
Capital Maintenance. Given the continuing weakness in our local and national economies, it is imperative that the Company maintain its current level of capital strength.  Continuing loan losses have eroded total shareholders’ equity by 16.9% since December 31, 2007.  The Company will continue reducing total assets during the year ending December 31, 2012 in order to maintain or increase its 9.8% equity to total assets ratio that existed as of December 31, 2011.  However, a declining asset base will reduce our ability to generate net interest income.

•
Adequate Liquidity. Until such time as we achieve our goal of improved asset quality, we will maintain higher than usual levels of balance sheet liquidity.  We have more than tripled our cash and cash equivalents balances from less than $25 million at December 31, 2008 to $80 million at December 31, 2011.  Generally, higher levels of liquidity result in lower levels of interest income; however, the Company believes that having ready cash under current economic conditions is important to the operation of our business.

•
Mortgage Banking.  We offer owner-occupied residential real estate mortgage loans through eight WaterStone Bank offices and thirty-eight Waterstone Mortgage Corporation offices in eleven states.  Mortgage banking has historically been a volatile industry and continues to be so.  However, we are committed to and continue to invest in this product line.  Transaction volume will vary significantly and proportionally to movements in mortgage interest rates but we strive to maintain a standard net profit margin even as transaction volume varies.

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

•
Expansion of Product Offerings.  In 2007, the Bank began offering variable rate, indexed residential mortgage loan and long-term fixed rate residential mortgage loans.  Expanded on-line banking and other forms of electronic banking have also provided the opportunity to add more commercial transaction accounts to our funding mix. In 2011, the Bank began offering mobile banking capabilities which allow for account balance and transaction inquires, balance transfers and bill pay.

-- 4 --

Competition

     We face competition within our market area both in making real estate loans and attracting deposits. The Milwaukee-Waukesha-West Allis metropolitan statistical area has a high concentration of financial institutions including large commercial banks, community banks and credit unions. The FDIC has determined that our market area is a “high-rate” area with regard to deposit pricing as compared to the rest of the United States.  As of June 30, 2011, based on the FDIC’s annual Summary of Deposits Report, we had the seventh largest market share in our metropolitan statistical area representing 2.0% of all deposits.

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

Market Area

     The Bank’s market area is broadly defined as the Milwaukee, Wisconsin metropolitan market which is geographically located in the southeast corner of the state.  More specifically, our primary market area is Milwaukee and Waukesha counties and the five surrounding counties of Ozaukee, Washington, Jefferson, Walworth and Racine.  The Bank has four branch offices in Milwaukee County, three branch offices in Waukesha County and one branch office in Washington County.  At June 30, 2011, 46.8% of deposits in the state of Wisconsin were located in the seven County metropolitan Milwaukee market.

     Our primary market area for deposits includes the communities in which we maintain our banking office locations. Our primary lending market area is broader than our primary deposit market area and includes all of the primary market area noted above but extends further west to the Madison, Wisconsin market and further north to the Appleton and Green Bay, Wisconsin markets.  In addition, our mortgage banking operation has ten offices in Pennsylvania, nine offices in Wisconsin, five offices in Minnesota, four offices in Florida, two offices each in Arizona, Idaho and Indiana and one office each in Iowa, Illinois, Maryland and Ohio.

Lending Activities

     The scope of the discussion included under “Lending Activities” is limited to lending operations related to loans originated for investment.  A discussion of the lending activities related to loans originated for sale is included under “Mortgage Banking Activities.”

     Historically, our principal lending activity has been originating mortgage loans for the purchase or refinancing of residential real estate. Generally, we retain the loans that we originate which we refer to as loans originated for investment. One- to four-family residential mortgage loans represented $498.8 million, or 39.7%, of our total loan portfolio at December 31, 2011.  Over four-family residential mortgage loans represented $552.2 million, or 44.0%, of our total loan portfolio at December 31, 2011.  We also offer construction and land loans, commercial real estate loans, home equity lines of credit and commercial loans. At December 31, 2011, construction and land loans, commercial real estate loans, home equity loans and commercial business loans totaled $45.2 million, $65.4 million, $60.0 million and $34.4 million, respectively.

-- 5 --

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total portfolio at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$498,788	39.71%	$584,014	43.34%	$681,578	46.31%	$790,486	48.70%	$672,362	45.64%
Over four-family	552,240	43.95%	542,602	40.26%	536,731	36.47%	512,746	31.59%	477,766	32.45%
Home equity	60,002	4.78%	71,952	5.34%	85,964	5.84%	89,648	5.52%	85,954	5.84%
Construction and land	45,212	3.60%	56,794	4.21%	69,814	4.74%	131,840	8.12%	156,289	10.61%
Commercial	65,434	5.21%	51,733	3.84%	48,948	3.33%	55,193	3.40%	51,983	3.53%
Commercial business	34,364	2.74%	40,442	3.00%	48,094	3.27%	43,006	2.65%	28,222	1.92%
Consumer	109	0.01%	154	0.01%	619	0.04%	365	0.02%	286	0.01%

Total loans	1,256,149	100.00%	1,347,691	100.00%	1,471,748	100.00%	1,623,284	100.00%	1,472,862	100.00%

Undisbursed loan proceeds	(37,433)		(39,265)		(49,818)		(61,192)		(67,549)
Net deferred loan fees and premiums	(2,052)		(1,989)		(1,920)		(2,334)		(3,265)
Loans receivable	1,216,664		1,306,437		1,420,010		1,559,758		1,402,048

Allowance for loan losses	(32,430)		(29,175)		(28,494)		(25,167)		(12,839)

Loans, net	$1,184,234		$1,277,262		$1,391,516		$1,534,591		$1,389,209

Loan Portfolio Maturities and Yields. The following table summarizes the final maturities of our loan portfolio at December 31, 2011.  Maturities are based upon the final contractual payment dates and do not reflect the impact of prepayments and scheduled monthly payments that will occur.

	One- to four-family		Over four-family		Home Equity		Construction and Land
		Weighted		Weighted		Weighted		Weighted
Maturity Date	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
Jan 1, 2012 – Dec 31, 2012	$43,941	6.36%	$61,454	6.06%	$28,434	4.50%	$27,739	4.80%
Jan 1, 2013 – Dec 31, 2013	35,083	5.80%	70,230	5.97%	9,034	4.28%	5,522	6.87%
Jan 1, 2014 – Dec 31, 2014	27,293	6.13%	54,307	5.69%	5,709	4.06%	1,192	4.77%
Jan 1, 2015 – Dec 31, 2015	707	6.20%	2,429	5.85%	7,581	3.70%	1,288	3.52%
Jan 1, 2016 – Dec 31, 2016	5,660	4.70%	7,600	5.33%	3,807	5.06%	1,140	2.79%
Jan 1, 2017 and thereafter	386,104	5.60%	356,220	5.49%	5,437	5.15%	8,331	5.35%

Total	$498,788	5.70%	$552,240	5.63%	$60,002	4.42%	$45,212	5.07%

	Commercial Real Estate		Commercial Business		Consumer		Total
		Weighted		Weighted		Weighted		Weighted
Maturity Date	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
Jan 1, 2012 – Dec 31, 2012	$6,673	6.21%	$22,751	5.44%	$90	6.68%	$191,082	5.64%
Jan 1, 2013 – Dec 31, 2013	6,410	6.15%	4,816	6.19%	8	5.64%	131,103	5.86%
Jan 1, 2014 – Dec 31, 2014	8,943	5.57%	2,949	5.92%	11	6.75%	100,404	5.70%
Jan 1, 2015 – Dec 31, 2015	7,805	6.25%	1,941	5.14%	-	-	21,751	5.06%
Jan 1, 2016 – Dec 31, 2016	11,127	5.98%	1,265	6.14%	-	-	30,599	5.36%
Jan 1, 2017 and thereafter	24,476	5.90%	642	6.39%	-	-	781,210	5.56%

Total	$65,434	5.97%	$34,364	5.61%	$109	6.61%	$1,256,149	5.60%

-- 6 --

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2011 that are contractually due after December 31, 2012.

	Due After December 31, 2012
	Fixed	Adjustable	Total
	(In Thousands)
Mortgage loans
Real estate loans:
One- to four-family	$22,019	$432,828	$454,847
Over four-family	72,053	418,733	490,786
Home equity	2797	28,771	31,568
Construction and land	815	16,658	17,473
Commercial	32,497	26,264	58,761
Commercial	9,883	1,730	11,613
Consumer	19	-	19

Total loans	$140,083	$924,984	$1,065,067

One- to Four-Family Residential Mortgage Loans.  WaterStone Bank’s primary lending activity is originating residential mortgage loans secured by properties located in Milwaukee and surrounding counties.  One- to four-family residential mortgage loans totaled $498.8 million, or 39.7% of total loans at December 31, 2011.  One- to four-family residential mortgage loans originated for investment during the year ended December 31, 2011 totaled $13.7 million, or 11.7% of all loans originated.  Our one- to four-family residential mortgage loans have fixed and adjustable rates.  Our variable-rate mortgage loans generally provide for maximum rate adjustments of 100 basis points per adjustment, with a lifetime maximum adjustment of either 300 or 600 basis points, regardless of the initial rate.  Our variable-rate mortgage loans typically amortize over terms of up to 30 years.  Portfolio one- to four-family variable-rate loans at December 31, 2011 are not necessarily indexed.  They are adjustable semi-annually at our discretion with the limits noted above.  The Company does not and has never offered residential mortgage loans specifically designed for borrowers with sub-prime credit scores, including Alt-A and negative amortization loans.  Further, prior to 2007, we did not offer indexed, variable-rate loans other than home equity lines of credit and we have never offered “teaser rate” first mortgage products.

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

All residential mortgage loans that we originate include "due-on-sale" clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.  We also require homeowner's insurance and where circumstances warrant, flood insurance on properties securing real estate loans.  The average single family first mortgage loan balance was $188,000 and the largest outstanding balance was $4.0 million on December 31, 2011.  The average two- to four-family first mortgage loan balance was $144,000 on December 31, 2011 and the largest outstanding balance was $5.2 million, which is a consolidation loan that is collateralized by twenty-nine properties.

Over Four-family Real Estate Loans.  Over four-family loans totaled $552.2 million, or 44.0% of total loans at December 31, 2011.  Over four-family loans originated during the year ended December 31, 2011 totaled $60.4 million or 51.8% of all loans originated for investment.  These loans are generally secured by properties located in our primary market area.  Our over four-family real estate underwriting policies generally provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided the loan complies with our current loans-to-one borrower limit.  Over four-family real estate loans are offered with interest rates that are fixed for periods of up to five years or are variable and either adjust based on a market index or at our discretion.  Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 30-year amortization period.  In reaching a decision on whether to make an over four-family real estate loan, we consider gross revenues and the net operating income of the property, the borrower's expertise and credit history, business cash flow, and the appraised value of the underlying property.  In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants.  We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times.  Generally, over four-family loans made to corporations, partnerships and other business entities require personal guarantees by the principals and by the owners of 20% or more of the borrower.

An over four-family borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide updated financial statements and federal tax returns annually.  These requirements also apply to all guarantors on these loans.  We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average outstanding over four-family mortgage loan balance was $704,000 on December 31, 2011 with the largest outstanding balance at $9.5 million.  At December 31, 2011, our largest exposure to one borrower or to a related group of borrowers was $20.4 million, and consisted of six separate loans on residential properties with over four units.  The largest loan in the group is a loan with an outstanding balance at December 31, 2011 of $6.4 million secured by a 112 unit apartment building.

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

-- 7 --

Home Equity Loans. We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied and non-owner occupied one- to four-family residences.  At December 31, 2011, outstanding home equity loans and equity lines of credit totaled $60.0 million, or 4.8% of total loans outstanding.  At December 31, 2011, the unadvanced portion of home equity lines of credit totaled $21.4 million.  Home equity loans and lines originated during the year ended December 31, 2011 totaled $4.3 million, or 3.7% of all loans originated for investment.  The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan.  Home equity loans are offered with adjustable rates of interest and with terms up to 10 years.  The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to 90% when combined with the first security lien, if applicable.  Our home equity lines of credit have ten-year terms and adjustable rates of interest, subject to a contractual floor, which are indexed to the prime rate, as reported in The Wall Street Journal.  Interest rates on home equity lines of credit are generally limited to a maximum rate of 18%.  The average outstanding home equity loan balance was $45,000 at December 31, 2011 with the largest outstanding balance at that date of $938,000.

Residential Construction and Land Loans.  We originate construction loans to individuals and contractors for the construction and acquisition of single and multi-family residences.  At December 31, 2011, construction mortgage loans totaled $45.2 million, or 3.6%, of total loans.  Construction and land loans originated during the year ended December 31, 2011 totaled $3.5 million, or 3.0% of all loans originated for investment.  At December 31, 2011, the unadvanced portion of these construction loans totaled $5.7 million.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months although our policy is to consider construction periods as long as 12 months or more.  At the end of the construction phase, the construction loan converts to a longer term mortgage loan.  Construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance if the loan balance exceeds 80% of the lesser of the appraised value or sales price of the secured property.  The average outstanding construction loan balance totaled $700,000 on December 31, 2011 and ranged from $60,000 to $4.2 million. The average outstanding land loan balance was $405,000 on December 31, 2011 with the largest outstanding balance at $5.0 million.

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

Commercial Real Estate Loans. Commercial real estate loans totaled $65.4 million at December 31, 2011, or 5.2% of total loans, and are made up of loans secured by office and retail buildings, churches, restaurants, other retail properties and mixed use properties.  Commercial real estate loans originated during the year ended December 31, 2011 totaled $25.4 million, or 21.8% of all loans originated for investment.  These loans are generally secured by property located in our primary market area.  Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property.  Commercial real estate loans are offered with interest rates that are fixed up to five years or are variable and either adjust based on a market index or at our discretion.  Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 30-year amortization period.   In reaching a decision on whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower's expertise and credit history, business cash flow, and the appraised value of the underlying property.  In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants.  We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times.  Environmental surveys are required for commercial real estate loans when environmental risks are identified.  Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and by the owners of 20% or more of the borrower.

A commercial borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide annually updated financial statements and federal tax returns.  These requirements also apply to all guarantors on these loans.  We also require borrowers to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average commercial real estate loan in our portfolio at December 31, 2011 was $564,000 with the largest outstanding balance at $3.6 million.

Commercial Loans. Commercial loans totaled $34.4 million at December 31, 2011, or 2.7% of total loans, and are made up of loans secured by accounts receivable, inventory, equipment and real estate.  Commercial loans originated during the year ended December 31, 2011 totaled $9.4 million, or 8.0% of all loans originated.  These loans are generally made to borrowers that are located in our primary market area.  Working capital lines of credit are granted for the purpose of carrying inventory and accounts receivable or purchasing equipment.  These lines require that certain working capital ratios must be maintained and are monitored on a monthly or quarterly basis.  Working capital lines of credit are short-term loans of 12 months or less with variable interest rates.  At December 31, 2011, the unadvanced portion of working capital lines of credit totaled $10.3 million.  Outstanding balances fluctuate up to the maximum commitment amount based on fluctuations in the balance of the underlying collateral.  Personal property loans secured by equipment are considered commercial business loans and are generally made for terms of up to 84 months and for up to 80% of the value of the underlying collateral.  Interest rates on equipment loans may be either fixed or variable.  Commercial business loans are generally variable rate loans with initial fixed rate periods of up to five years.  These loans generally amortize over 15 to 25 years.

A commercial borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, usually quarterly, payment history reviews and periodic face-to-face meetings with the borrower.  The average outstanding commercial loan at December 31, 2011 was $174,000 with the largest outstanding balance at $2.4 million.

-- 8 --

The following table shows loan origination, principal repayment activity, transfers to real estate owned, charge-offs and sales during the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)

Total loans at beginning of year	$1,443,824	$1,516,800	1,636,277
Mortgage loans originated for investment:
Residential
One- to four-family	13,651	11,390	25,660
Over four-family	60,367	69,602	66,657
Home equity	4,328	5,528	8,491
Construction and land	3,487	8,355	7,914
Commercial	25,398	5,813	7,352
Total mortgage loans originated for investment	107,231	100,688	116,074

Consumer loans originated for investment	-	76	180
Commercial loans originated for investment	9,366	11,204	12,640
Total loans originated for investment	116,597	111,968	128,894

Principal repayments	(200,544)	(169,093)	(202,998)
Transfers to real estate owned	(28,259)	(41,781)	(54,072)
Loan principal charge-offs	(18,821)	(25,151)	(23,360)
Net activity in loans held for investment	(131,027)	(124,057)	(151,536)

Loans originated for sale	1,027,346	1,084,362	739,151
Loans sold	(1,035,196)	(1,033,281)	(707,092)
Net activity in loans held for sale	(7,850)	51,081	32,059

Total loans receivable and held for sale at end of period	$1,304,947	1,443,824	1,516,800
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

Exclusive of our mortgage banking operations, we generally retain in our portfolio a significant majority of the loans that we originate.  At December 31, 2011, WaterStone Bank was servicing $4.1 million in loan participations originated by the Bank and subsequently sold to unrelated third parties.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

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

-- 9 --

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

The table below sets forth the amounts and categories of our non-accrual loans and real estate owned at the dates indicated.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$55,609	$56,759	45,988	42,182	32,587
Over four-family	13,680	20,587	16,683	35,787	38,218
Home equity	1,334	712	1,159	2,015	1,332
Construction and land	6,946	3,013	6,269	18,271	3,855
Commercial real estate	514	1,577	2,773	9,325	4,358
Commercial	135	1,530	2,441	150	-
Consumer	-	-	-	-	-
Total non-accrual loans	78,218	84,178	75,313	107,730	80,350

Real estate owned
One- to four-family	27,449	28,142	27,016	16,720	4,988
Over four-family	16,231	14,903	8,824	6,057	755
Construction and land	8,796	9,926	10,458	1,094	2,619
Commercial real estate	4,194	4,781	4,631	782	181
Total real estate owned	56,670	57,752	50,929	24,653	8,543

Total non-performing assets	$134,888	141,930	126,242	132,383	88,893

Total performing troubled debt restructurings	$24,589	$33,592	42,730	2,409	2,228

Total non-accrual loans to total loans, net	6.43%	6.44%	5.30%	6.91%	5.73%
Total non-accrual loans and performing troubled
debt restructurings to total loans receivable	8.45%	9.01%	8.31%	7.06%	5.89%
Total non-accrual loans to total assets	4.57%	4.65%	4.03%	5.71%	4.70%
Total non-performing assets to total assets	7.88%	7.85%	6.76%	7.02%	5.20%
______________________________

-- 10 --

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

Total non-accrual loans decreased by $6.0 million, or 7.1%, to $78.2 million as of December 31, 2011 compared to $84.2 million as of December 31, 2010.  Notwithstanding the decrease in non-accrual loans during the current year, the ratio of non-accrual loans to total loans remained consistent at 6.43% at December 31, 2011 compared to 6.44% at December 31, 2010.  A total of $59.7 million in loans were placed on non-accrual status during the year ended December 31, 2011.  Offsetting the addition were $28.3 million in transfers to real estate owned (net of charge-offs), $11.2 million in principal pay downs, $14.1 million in charge-offs and $12.1 million in loans that returned to accrual status and other adjustments.

Of the $78.2 million in total non-accrual loans as of December 31, 2011, $59.0 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $10.1 million in partial charge-offs have been recorded with respect to these loans as of December 31, 2011.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a “non-performing” status and are disclosed as impaired loans.  In addition, specific reserves totaling $7.1 million have been recorded as of December 31, 2011.  The remaining $19.2 million of non-accrual loans were reviewed on an aggregate basis and $4.6 million in general valuation allowance was deemed necessary as of December 31, 2011.   The $4.6 million in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

There were no accruing loans past due 90 days or more during the years ended December 31, 2011, 2010 or 2009.

Troubled Debt Restructurings.

	At December 31,
	2011	2010
	(Dollars in Thousands)
Troubled debt restructurings
Substandard	$47,220	15,768
Watch	8,192	20,703
Total troubled debt restructurings	$55,412	36,471

Troubled debt restructurings increased $18.9 million, or 51.9%, to $55.4 million at December 31, 2011 from $36.5 million at December 31, 2010.  During the three months ended September 30, 2011, the Company adopted Accounting Standards Update 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which provided additional guidance for creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. Based upon the provisions of this standard, the Company determined that 40 loans totaling $10.8 million not previously classified as troubled debt restructurings met the definition of a troubled debt restructuring set forth under the ASU 2011-02.  In all cases, the $10.8 million in loans were modified under a legal agreement such as a bankruptcy plan or a stipulation agreement meant to prevent a foreclosure.  In all cases, these loans had previously been, and continue to be classified as impaired, substandard and nonperforming.  As each loan had been previously identified as impaired, an impairment review had been performed with respect to each loan and appropriate provisions for loan loss had been provided in prior periods.  As such, the classification of these loans as troubled debt restructurings had no impact on the allowance for loan losses.

All troubled debt restructurings are considered to be impaired and are risk rated as either substandard or watch and are included in the internal risk rating tables disclosed in Note 3 in the notes to the financial statements.  Specific reserves have been established to the extent that the collateral-based impairment analyses indicate that a collateral shortfall exists or to the extent that a discounted cash flow analysis results in an impairment.

-- 11 --

Loan Delinquency.

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At December 31,
	2011	2010
	(Dollars in Thousands)

Loans past due less than 90 days	$36,798	28,807
Loans past due 90 days or more	56,612	61,856
Total loans past due	$93,410	90,663

Total loans past due to total loans receivable	7.68%	6.94%

Total loans past due increased by $2.7 million, or 3.0%, to $93.4 million at December 31, 2011 from $90.7 million at December 31, 2010.  Loans past due less than 90 days increased by $8.0 million, or 27.7%, during the year ended December 31, 2011while loans past due 90 days or more decreased by $5.2 million, or 8.5%. The $8.0 million increase in loans past due less than 90 days was solely attributable to a $12.3 million lending relationship collateralized by over four-family residential real estate.

Real Estate Owned.

Total real estate owned decreased by $1.1 million, or 1.9%, to $56.7 million at December 31, 2011, compared to $57.8 million at December 31, 2010.  During the year ended December 31, 2011, $28.3 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write-downs totaling $6.8 million during the year ended December 31, 2011.  During the same period, sales of real estate owned totaled $22.4 million.  New appraisals received on real estate owned and collateral dependent impaired loans are based upon an “as is value” assumption.  During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

•	Applying an updated adjustment factor (as described previously) to an existing appraisal;

•	Confirming that the physical condition of the real estate has not significantly changed since the last valuation date;

•	Comparing the estimated current value of the collateral to that of updated sales values experienced on similar collateral;

•	Comparing the estimated current value of the collateral to that of updated values seen on current appraisals of similar collateral; and

•	Comparing the estimated current value to that of updated listed sales prices on our real estate owned and that of similar properties (not owned by the Company).

We owned 323 properties as of December 31, 2011, compared to 284 properties at December 31, 2010.  Of the $56.7 million in real estate owned properties as of December 31, 2011, $47.9 million consist of one– to four-family, over four-family and commercial real estate properties.  Of all real estate owned, these property types present the greatest opportunity to offset operating expenses through the generation of rental income.  Of the $47.9 million in one- to four-family, over four-family and commercial real estate properties, $32.7 million, or 68.3%, represent properties that are generating rental revenue or are being managed with the intent of attracting a lessee to generate revenue.  Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

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

We also establish valuation allowances based on an evaluation of the various risk components that are inherent in the loan portfolio. The risk components that are evaluated include past loan loss experience; the level of non-performing and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect the borrower’s ability to repay; the estimated value of any underlying collateral; regulatory guidance; and other relevant factors. The allowance is increased by provisions charged to earnings and recoveries of previously charged-off loans and reduced by charge-offs. The appropriateness of the allowance for loan losses is reviewed and approved quarterly by the WaterStone Bank board of directors. The allowance reflects management’s best estimate of the amount needed to provide for the probable loss on impaired loans and other inherent losses in the loan portfolio, and is based on a risk model developed and implemented by management and approved by the WaterStone Bank board of directors.

-- 12 --

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the Year
	Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)

Balance at beginning of period	$29,175	28,494	25,167	12,839	7,195
Provision for loan losses	22,077	25,832	26,687	37,629	11,697
Charge-offs:
Mortgage loans
One- to four-family	11,553	16,906	13,602	8,397	1,397
Over four-family	3,996	3,439	3,304	10,056	634
Home equity	634	619	861	394	120
Construction and land	1,745	2,319	3,957	5,088	3,982
Commercial real estate	734	575	910	1,838	27
Consumer	10	13	9	4	3
Commercial	619	1,470	1,000	-	-
Total charge-offs	19,291	25,341	23,643	25,777	6,163
Recoveries:
Mortgage loans
One- to four-family	311	127	181	313	68
Over four-family	40	55	23	31	-
Home equity	7	3	1	1	1
Construction and land	69	2	77	125	-
Commercial real estate	6	1	-	-	40
Consumer	1	1	1	6	1
Commercial	35	1	-	-	-
Total recoveries	469	190	283	476	110

Net charge-offs	18,822	25,151	23,360	25,301	6,053
Allowance at end of year	$32,430	29,175	28,494	25,167	12,839

Ratios:
Allowance for loan losses to non-
performing loans at end of period	41.46%	34.66%	37.83%	23.36%	15.98%
Allowance for loan losses to net
loans outstanding at end of period	2.67%	2.23%	2.01%	1.61%	0.92%
Net charge-offs to average loans
outstanding (annualized)	1.43%	1.75%	1.54%	1.67%	0.44%
Current year provision for loan losses
to net charge-offs	117.29%	102.71%	114.24%	148.73%	193.24%
Net charge-offs to beginning of the
year allowance	64.51%	88.27%	92.82%	197.06%	84.13%
_____________

-- 13 --

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

	At December 31,
		2011			2010		2009
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars in Thousands)
Real Estate:
Residential
One- to four-family	$17,475	39.71%	53.89%	$16,150	43.34%	55.36%	$17,875	46.31%	62.73%
Over four-family	8,252	43.95%	25.44%	6,877	40.26%	23.57%	5,208	36.47%	18.28%
Home equity	1,998	4.78%	6.16%	1,196	5.34%	4.10%	1,642	5.84%	5.76%
Construction and land	2,922	3.60%	9.01%	3,252	4.21%	11.14%	2,635	4.74%	9.25%
Commercial Real Estate	941	5.21%	2.90%	671	3.84%	2.30%	720	3.33%	2.53%
Commercial	814	2.74%	2.51%	1,001	3.00%	3.43%	371	3.27%	1.30%
Consumer	28	0.01%	0.09%	28	0.01%	0.10%	43	0.04%	0.15%
Total allowance for loan losses	$32,430	100.00%	100.00%	$29,175	100.00%	100.00%	$28,494	100.00%	100.00%

	At December 31,
	2008			2007
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars In Thousands)
Real Estate:
Residential
One- to four-family	$14,218	48.70%	56.49%	$5,433	45.64%	42.32%
Over four-family	6,844	31.59%	27.20%	4,369	32.45%	34.03%
Home equity	1,027	5.52%	4.08%	536	5.84%	4.17%
Construction and land	2,137	8.12%	8.49%	2,087	10.61%	16.26%
Commercial Real Estate	445	3.40%	1.77%	280	3.53%	2.18%
Commercial	457	2.65%	1.82%	99	1.92%	0.77%
Consumer	39	0.02%	0.15%	35	0.01%	0.27%
Total allowance for loan losses	$25,167	100.00%	100.00%	$12,839	100.00%	100.00%

-- 14 --

All impaired loans meeting the criteria established by management are evaluated either  individually, based primarily on the value of the collateral securing each loan and the ability of the borrowers to repay according to the terms of the loans, or based upon an analysis of the present value of the expected future cash flows under the original contract terms as compared to the modified terms in the case of certain troubled debt restructurings.  Specific loss allowances are established as required by this analysis.  At least once each quarter, management evaluates the adequacy of the balance of the allowance for loan losses based on several factors some of which are not loan specific, but are reflective of the inherent losses in the loan portfolio.  This process includes, but is not limited to, a periodic review of loan collectibility in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral and economic conditions in our immediate market area.  All loans for which a specific loss review is not required are segregated by loan type and a loss allowance is established by using loss experience data and management's judgment concerning other matters it considers significant including trends in non-performing loan balances, impaired loan balances, classified asset balances and the current economic environment.  The allowance is allocated to each category of loans based on the results of the above analysis.

The above analysis is both quantitative and subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available.  Although we believe that we have established the allowance at levels appropriate to absorb probable and estimable losses, additions may be necessary if future economic conditions differ substantially from the current environment.

At December 31, 2011, the allowance for loan losses was $32.4 million, compared to $29.2 million at December 31, 2010.  As of December 31, 2011, the allowance for loan losses to total loans receivable was 2.67% and was equal to 41.46% of non-performing loans, compared to 2.23% and 34.66%, respectively, at December 31, 2010. The $3.2 million increase in the allowance for loan loss during the year ended December 31, 2011 is attributable to a $1.5 million increase in specific loan loss reserves related to impaired loans and a $1.7 million increase in the general valuation allowance.  The $1.5 million increase in specific loan loss reserves was primarily the result of collateral shortfalls pertaining to a relatively small number of lending relationships that were identified as impaired during the year ended December 31, 2011.  The reserves established with respect to these loans resulted in an overall increase in specific reserves, despite a decrease in the overall level of impaired loans during the year ended December 31, 2011.  The increase in the general valuation allowance resulted from an increase in loans that, while they may still be performing have been identified as having higher risk characteristics.  During the year ended December 31, 2011, the increase in the amount and number of loans identified as exhibiting elevated levels of risk with respect to loss outweighed the decline in non-performing loans.  Loans with elevated risk profiles include loans internally classified as substandard.  These loans resulted in a $2.7 million increase to the general valuation allowance during the year.  This was partially offset by a $915,000 reduction to the general valuation allowance due primarily to an $89.8 million decrease in the balance of loans outstanding.  Weakness in the residential real estate market has continued for the past four years and the risk of loss on loans secured by residential real estate remains at an elevated level.

Net charge-offs totaled $18.8 million, or 1.43% of average loans for the year ended December 31, 2011, compared to $25.2 million, or 1.75% of average loans  for the year ended December 31, 2010.  The decrease in net charge-offs was primarily the result of a decrease in charge-offs related to loans secured by one- to four-family residential loans.  Net charge-offs related to loans secured by one- to four-family residential loans totaled decreased $5.5 million, or 33.0%, to $11.2 million for the year ended December 31, 2011, as compared to $16.8 million  for the year ended December 31, 2010.  The majority of charge-offs in this category relate to two borrower types, borrowers with single family residential jumbo loans and borrowers who are considered small real estate investors.  The primary reason for the decrease in net charge-offs within the one-to four-family residential loans related to a $5.2 million decrease in charge-offs related to residential jumbo lending relationships.  Lending relationships with borrowers that had residential jumbo loans accounted for $5.0 million of net charge-offs in one-to four-family loans for the year ended December 31, 2011, as compared to $10.2 million of net charge-offs during the year ended December 31, 2010.  The decrease in net charge-offs related to single family jumbo loans results from the continuing run off of this portion of the portfolio.

The $22.1 million loan loss provision for the year ended December 31, 2011 reflects the Company’s determination that the allowance for loan losses should total $32.4 million following the net charge-offs recorded during the period and a review of the Bank’s loan portfolio and general economic conditions.

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

Mortgage Banking Activity

In addition to the lending activities previously discussed, the Company also originates residential mortgage loans for the purpose of sale on the secondary market.  The Company originated $1.03 billion in mortgage loans held for sale during the year ended December 31, 2011 as compared to $1.08 billion during the year ended December 31, 2010.  Proceeds from sales to third parties during the year ended December 31, 2011 totaled $1.07 billion as compared to $1.07 billion during the year ended December 31, 2010.  These sales generated approximately $39.8 million and $35.5 million in mortgage banking income for the periods ended December 31, 2011 and 2010, respectively.  Despite the increase in revenues generated by the our mortgage banking operations, net income related to this segment decreased by $839,000 to $1.7 million during the year ended December 31, 2011 compared to $2.5 million during the year ended December 31, 2010.  The decrease in net income was the result of an increase in compensation, occupancy and other administrative expenses.

The increase in mortgage banking income was the result of an increase in average sales margin which was driven by the following factors: an increase in pricing on all products in all geographic markets, a change in product mix towards real estate purchase loans which yield a higher margin than loans originated for the purpose of a refinancing and change in the geographic composition of origination activity towards higher yielding geographic markets.

Despite the increase in pricing, overall loan origination volumes remained relatively consistent which reflects the continued strong demand for fixed-rate loans due in large part to historically low interest rates on these products.  While the loan origination volume remained relatively consistent during the years ended December 31, 2011 and 2010, there was a shift in the mix of loan purpose toward loans originated for the purpose of a residential property purchase, which yield a higher return, as opposed to a loan originated for the purpose of refinancing an existing mortgage loan.  During the year ended December 31, 2011, approximately 64% of all loans were originated for purchase and 36% were originated to refinance an existing loan.  During the year ended December 31, 2010, approximately 45% of all loans were originated for purchase and 55% were originated to refinance an existing loan.  In addition to the shift in product mix during the year ended December 31, 2011, there was a shift in origination volume by geographic market.  Loan origination volumes increased by a combined $164.1 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010 with respect to three of our higher yielding geographic markets.  In addition, during the same time frame, loan origination volumes decreased by approximately $165.5 million in one of our lower yielding geographic markets.  While margins increased in all markets, this shift in origination volumes by market, resulted in higher average margins during the year ended December 31, 2011.

Compensation expense increased $3.5 million, or 14.7%, to $26.9 million for the year ended December 31, 2011 compared to $23.5 million during the year ended December 31, 2010.  The increase resulted from both an increase in commissions earned on the higher margin sales noted above, as well as an increase in administrative compensation expenses that resulted from an increased cost of compliance related to new regulations.  Occupancy expense increased $778,000, or 31.8%, to $3.2 million during the year ended December 31, 2011 as compared to $2.4 million during the year ended December 31, 2010.  The increase resulted from an expansion of the branch network that occurred primarily throughout the year ended December 31, 2010.  The year ended December 31, 2011 now reflects a full year of expense related to those locations.  Other noninterest expense increased $1.8 million, or 30.6%, to $7.9 million during the year ended December 31, 2011 as compared to $6.0 million during the year ended December 31, 2010.  The increase resulted from an expansion of the branch network that occurred primarily throughout the year ended December 31, 2010.  The year ended December 31, 2011 now reflects a full year of expense related to those locations.

-- 15 --

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

Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, our investment portfolio is comprised primarily of securities that are classified as available for sale.  At December 31, 2011 and 2010, we owned one structured note that has been classified as held to maturity.  During the year ended December 31, 2011, collateralized mortgage obligations with a total book value of $3.2 million were sold at a gain of $53,000.  During the year ended December 31, 2010, municipal securities with a total book value of $14.0 million were sold at a gain of $11,000.  During the same period, collateralized mortgage obligations with a total book value of $6.7 million were sold at a gain of $44,000.  Two available for sale municipal securities with a total book value of $503,000 were sold in 2009 at a gain of $12,000.  Impairment losses of $456,000 and $1.1 million were recognized as an other than temporary impairment during 2011 and 2009, respectively, related to collateralized mortgage obligations.  There were no impairment losses recognized as other than temporary impairment during the year ended December 31, 2010.  A cumulative effect adjustment of $1.1 million was made in 2009 effective January 1, 2009 in connection with the early adoption of new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures, which partially reversed the impairment loss recognized during the year ended December 31, 2008.

Available for Sale Portfolio

Government Sponsored Enterprise Bonds.  At December 31, 2011, our Government sponsored enterprise bond portfolio totaled $71.3 million, all of which were issued by government sponsored enterprises such as Federal National Mortgage Associated (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), Federal Farm Credit Banks (FFCB) and the Federal Home Loan Bank (FHLB) and were classified as available for sale.  The weighted average yield on these securities was 1.14% and the weighted average remaining average life was 2.8 years at December 31, 2011.  While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and prepayment protection.  The estimated fair value of our government sponsored enterprise bond portfolio at December 31, 2011 was $139,000 more than the amortized cost of $71.2 million.  A total of $46.6 million of government enterprise bonds are pledged as collateral for borrowings at December 31, 2011.

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

At December 31, 2011, mortgage-backed securities totaled $35.4 million.  The mortgage-backed securities portfolio had a weighted average yield of 3.74% and a weighted average remaining life of 3.0 years at December 31, 2011.  The estimated fair value of our mortgage-backed securities portfolio at December 31, 2011 was $1.9 million more than the amortized cost of $33.6 million.  Mortgage-backed securities valued at $32.2 million are pledged as collateral for borrowings at December 31, 2011. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our mortgage-backed securities have a fixed rate of interest.  The relatively short weighted average remaining life of our mortgage-backed security portfolio mitigates our potential risk of loss in a rising interest rate environment.

At December 31, 2011, collateralized mortgage obligations totaled $51.6 million.  Of this total, $33.2 million are backed by government sponsored enterprises or U.S. Government agencies.  The remaining $18.4 million were issued by investment banks.  At December 31, 2011, the estimated fair value of the securities issued by investment banks was $1.0 million less than the amortized cost of $19.4 million.

The collateralized mortgage obligations portfolio had a weighted average yield of 4.49% and a weighted average remaining life of 3.2 years at December 31, 2011.  The estimated fair value of our collateralized mortgage obligations portfolio at December 31, 2011 was $478,000 less than the amortized cost of $52.1 million.  Collateralized mortgage obligations valued at $24.4 million are pledged as collateral for borrowings at December 31, 2011. Investments in collateralized mortgage obligations involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our collateralized mortgage obligations have a fixed rate of interest.  The relatively short weighted average remaining life of our collateralized mortgage obligation portfolio mitigates our potential risk of loss in a rising interest rate environment.

-- 16 --

All collateralized mortgage obligations issued by investment banks were rated AAA by Moody’s at the date of purchase.  As of December 31, 2011, all securities continue to be rated as investment grade, except that two collateralized mortgage obligations issued by investment banks with other than temporary impairment have been downgraded to either CCC or CC by S&P and to either Caa1 or Caa2 by Moody’s.  The estimated fair value of these securities was $18.4 million at December 31, 2011.  The Company performed a cash flow analysis to determine whether an other-than-temporary impairment was warranted with respect to these two securities.  This evaluation indicated that the two collateralized mortgage obligations were other-than-temporarily impaired.  Estimates of discounted cash flows based on expected yield at time of original purchase, prepayment assumptions based on actual and anticipated prepayment speed, actual and anticipated default rates and estimated level of severity given the loan to value ratios, credit scores, geographic locations, vintage and levels of subordination related to the security and its underlying collateral resulted in a projected credit loss on the collateralized mortgage obligations.

During the year ended December 31, 2011, the Company’s analysis resulted in approximately $456,000 in credit losses that were charged to earnings with respect to one of these two collateralized mortgage obligations.  This security had an amortized cost of $16.4 million and an estimated fair value of $15.4 million as of December 31, 2011.  The analysis with respect to the second collateralized mortgage obligation indicated no additional estimated credit loss.  This security had an amortized cost of $3.03 million and an estimated fair value of $3.04 million as of December 31, 2011

Municipal Obligations.  These securities consist of obligations issued by school districts, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds.  Our Investment Policy requires that such non-Wisconsin state agency or municipal obligations be rated AA or better by a nationally recognized rating agency.  A security that is downgraded below investment grade will require additional analysis of creditworthiness and a determination will be made to hold or dispose of the investment.  At December 31, 2011, our municipal obligations portfolio totaled $39.1 million, all of which was classified as available for sale.  The weighted average yield on this portfolio was 3.24% at December 31, 2011, with a weighted average remaining life of 7.2 years.  The estimated market value of our municipal obligations bond portfolio at December 31, 2011 was $1.4 million more than the amortized cost of $37.6 million.  The estimated market value of the municipal obligations portfolio has been negatively impacted in the current economic environment by both the financial difficulties being encountered by the companies that insure the bonds and by the credit quality of the municipalities.  Based upon an assessment performed as of December 31, 2011, we have determined that no securities in this category are other than temporarily impaired.

Other Debt Securities.  As of December 31, 2011, we held a trust preferred security with a fair value of $5.1 million and amortized cost of $5.0 million.  This security, which yields 10.0% is callable beginning in the second quarter of 2013 with final maturity in 2068.    Based upon an assessment performed as of December 31, 2011, the Company has determined that this security is not other than temporarily impaired.

Certificates of Deposit.  At December 31, 2011, we held certificates of deposit with a fair value and amortized cost of $3.9 million.  The weighted average yield on these securities was 1.09% and the weighted average remaining average life was 2.6 years at December 31, 2011.  While these certificates generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and prepayment protection.

Held to Maturity Portfolio.  As of December 31, 2011, we held one structured corporate note that has been designated as held to maturity since its purchase in 2007.  The corporate note has an amortized cost of $2.6 million and an estimated fair value of $2.5 million.  The final maturity of this security is 2022, however, it is callable quarterly.  The corporate note has a yield of 7.5%.  We have determined that the security is not other-than-temporarily impaired at December 31, 2011.

-- 17 --

Investment Securities Portfolio.

  The following table sets forth the carrying values of our available for sale securities portfolio at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In Thousands)

Securities available for sale:

Mortgage-backed securities	$33,561	35,417	42,607	44,330	39,785	41,513
Collateralized mortgage obligations
Government sponsored enterprise issued	32,650	33,196	38,262	39,277	43,372	44,960
Private label issued	19,475	18,451	26,199	25,447	36,681	30,362
Government sponsored enterprise bonds	71,210	71,349	57,327	57,698	40,400	40,589
Municipal obligations	37,644	39,068	31,804	31,120	43,599	43,241
Other debt securities	5,000	5,118	5,000	5,294	5,250	4,750
Certificates of deposit	3,920	3,920	-	-	-	-
Total securities available for sale	$203,460	206,519	201,199	203,166	209,087	205,415

Portfolio Maturities and Yields.  The composition and maturities of the securities portfolio at December 31, 2011 are summarized in the following table.  Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.  Municipal obligation yields have not been adjusted to a tax-equivalent basis.  Certain mortgage related securities have interest rates that are adjustable and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in Thousands)

Securities available for sale:
Mortgage-backed securities	-	-	34,250	3.75%	-	-	1,167	3.45%	$35,417	3.74%
Collateralized mortgage obligations
Government sponsored enterprise issued	$6,971	4.69%	26,225	2.66%	-	-	-	-	33,196	3.08%
Private label issued	-	-	$3,043	6.44%	15,408	6.93%	-	-	18,451	6.85%
Government sponsored enterprise bonds	4,028	0.37%	67,321	1.18%	-	-	-	-	71,349	1.14%
Municipal obligations	4,708	1.18%	19,812	2.94%	3,763	4.41%	10,785	4.29%	39,068	3.24%
Other debt securities	-	-	-	-	-	-	5,118	10.00%	5,118	10.00%
Certificates of deposit	-	-	3,920	1.09%	-	-	-	-	3,920	1.09%
Total securities available for sale	$15,707	2.51%	154,571	2.35%	19,171	6.50%	17,070	5.92%	206,519	3.07%

Securities held to maturity:
Corporate notes	-	-	-	-	-	-	$2,648	7.50%	$2,648	7.50%

-- 18 --

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

Deposits. A majority of our depositors are persons who work or reside in Milwaukee and Waukesha Counties and, to a lesser extent, other southeastern Wisconsin communities.  We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, and fixed-term certificates of deposit.  Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.  Certificates of deposit comprised 83.6% of total deposits at December 31, 2011, and had a weighted average cost of 1.53% on that date.  Our reliance on certificates of deposit has resulted in a higher cost of funds than would otherwise be the case if demand deposits, savings and money market accounts made up a larger part of our deposit base.  Development of our branch network and expansion of our commercial products and services are expected to result in decreased reliance on higher cost certificates of deposit in the long-term by aggressively seeking lower cost savings, checking and money market accounts.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis.  Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals.  As a result of the Consent Order jointly issued by the FDIC and the WDFI, effective March 1, 2010, maximum deposit rates that the Bank may offer are limited by the FDIC.  To attract and retain deposits, we rely upon personalized customer service, long-standing relationships and competitive interest rates.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition.  The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on historical experience, management believes our deposits are relatively stable.  It is unclear whether future levels of deposits will reflect our historical experience particularly in view of new FDIC limits on the rates we may offer on deposits.  The ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.  At December 31, 2011 and December 31, 2010, $878.7 million and $974.4 million, or 83.6% and 85.1%, respectively, of our deposit accounts were certificates of deposit, of which $787.9 million and $347.5 million, respectively, had maturities of one year or less.  The percentage of our deposit accounts that are certificates of deposit is greater than most of our competitors.

Deposits obtained from brokers totaled $399,000 and $14.4 million at December 31, 2011 and 2010, respectively.  Brokered deposits have historically been utilized when the relative cost compares favorably to the cost of retail deposits generated directly by the Bank.  Brokered deposits have also been historically utilized in order to obtain significant additional deposit funding over a period of weeks rather than months.  A consent order issued by state and federal regulators effective December 18, 2009 prohibits the Bank from accepting new or renewing existing brokered deposits.

Total deposits decreased by $94.2 million, or 8.2%, from December 31, 2010 to December 31, 2011.  This net decrease was the result of a $95.7 million, or 9.8%, decrease in certificates of deposit, which was partially offset by a $699,000, or 0.7%, increase in money market and savings accounts and a $722,000, or 1.1%, increase in demand deposits.  The $95.7 million decrease in certificates of deposit consisted of an $81.7 million decrease in deposits originated through our local retail network and a $14.0 million decrease in non-local brokered deposits.  Brokered deposits totaling $399,000 will mature during the year ended December 31, 2011 and cannot be renewed as long as the Bank remains under the terms of the current consent order.

-- 19 --

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2011			2010			2009
			Weighted			Weighted			Weighted
			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in Thousands)

Deposit type:
Demand deposits	$28,812	2.74%	0.00%	$30,030	2.62%	0.00%	$24,255	2.08%	0.00%
NOW accounts	39,645	3.77%	0.08%	37,705	3.29%	0.08%	37,165	3.19%	0.08%
Regular savings	45,511	4.33%	0.20%	44,540	3.89%	0.22%	45,219	3.88%	0.48%
Money market and
savings deposits	58,591	5.57%	0.41%	58,863	5.14%	0.48%	46,809	4.02%	0.46%

Total transaction accounts	172,559	16.41%	0.21%	171,138	14.94%	0.24%	153,448	13.17%	0.18%

Certificates of deposit	878,733	83.59%	1.53%	974,391	85.06%	1.74%	1,011,442	86.83%	2.52%

Total deposits	$1,051,292	100.00%	1.31%	$1,145,529	100.00%	1.51%	$1,164,890	100.00%	2.21%

At December 31, 2011, the aggregate balance of certificates of deposit of $100,000 or more was approximately $232.8 million.  The following table sets forth the maturity of those certificates at December 31, 2011.

(In Thousands)
Due in:
Three months or less	$49,830
Over three months through six months	85,955
Over six months through 12 months	75,238
Over 12 months	21,759

Total	$232,782

Borrowings.  Our borrowings at December 31, 2011 consist of advances from the Federal Home Loan Bank of Chicago, repurchase agreements collateralized by investment securities and $27.1 million outstanding on a bank line of credit totaling $50.0 million used to finance loans held for sale.  The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Year Ended
	December 31,
	2011	2010	2009
Borrowings:	(Dollars in Thousands)

Balance outstanding at end of period	$461,138	$456,959	$507,900
Weighted average interest rate at the end of period	3.93%	3.94%	3.85%
Maximum amount of borrowings outstanding at any
month end during the period	465,290	506,902	512,000
Average balance outstanding during the period	446,401	481,808	511,384
Weighted average interest rate during the period	3.93%	4.03%	3.90%

-- 20 --

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

Waterstone Mortgage Corporation.  Acquired in February 2006, Waterstone Mortgage Corporation is a mortgage banking business with nine offices in Wisconsin, ten offices in Pennsylvania, five offices in Minnesota, four offices in Florida, two offices in each of Arizona, Idaho and Indiana and one office in each of Illinois, Iowa, Maryland and Ohio.  Waterstone Mortgage Corporation was the largest mortgage broker in the Milwaukee area based on 2011 dollar volume of retail first and second mortgages originated.  It has its own board of directors currently comprised of its President, its CFO and its Senior Vice President plus the WaterStone Bank CEO, CFO and Senior Vice President and General Counsel.

Main Street Real Estate Holdings, LLC.  Established in 2002, Main Street Real Estate Holdings, LLC was established to acquire and hold Bank office and retail facilities both owned and leased.  Main Street Real Estate Holdings, LLC is currently inactive.

Personnel

As of December 31, 2011, we had 574 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

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

Federal Law and Regulation.  The Interstate Banking Act (the "IBA") permits the federal banking agencies to, under certain circumstances, approve acquisition transactions between banks located in different states, regardless of whether an acquisition would be prohibited under state law.  The IBA, as amended, authorizes de novo branching into another state at locations at which banks chartered by the host state could establish a branch.  Additionally, the IBA authorizes branching by merger, subject to certain state law limitations.

-- 21 --

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

Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of WaterStone Bank’s capital plus an additional 10% for loans fully secured by readily marketable collateral.  In addition, and notwithstanding the 15% of capital and additional 10% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of WaterStone Bank’s capital, subject to certain conditions. At December 31, 2011, WaterStone Bank did not have any loans which exceeded the “loans-to-one borrower” limitations.

Finally, under Wisconsin law, WaterStone Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A Wisconsin savings bank that fails to meet this qualified thrift lender test becomes subject to certain operating restrictions otherwise applicable only to commercial banks. At December 31, 2011, WaterStone Bank maintained 99.0% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.

Federal Law and Regulation.   FDIC regulations also govern the equity investments of WaterStone Bank, and, notwithstanding Wisconsin law and regulations, FDIC regulations prohibit WaterStone Bank from making certain equity investments and generally limit WaterStone Bank’s equity investments to those that are permissible for national banks and their subsidiaries.   Under FDIC regulations, WaterStone Bank must obtain prior FDIC approval before directly, or indirectly through a majority-owned subsidiary, engaging “as principal” in any activity that is not permissible for a national bank unless certain exceptions apply.  The activity regulations provide that state banks that meet applicable minimum capital requirements would be permitted to engage in certain activities that are not permissible for national banks, including certain real estate and securities activities conducted through subsidiaries. The FDIC will not approve an activity that it determines presents a significant risk to the FDIC insurance fund.  The activities of WaterStone Bank and its subsidiaries are permissible under applicable federal regulations.

Loans to, and other transactions with, affiliates of WaterStone Bank, such as Waterstone Financial and Lamplighter Financial, MHC, are restricted by the Federal Reserve Act and regulations issued by the FRB thereunder. See “Transactions with Affiliates and Insiders” below.

-- 22 --

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

The FDIC imposes an assessment against all depository institutions.    On February 27, 2009 the FDIC issued a final rule that alters the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter. Under the rule, the FDIC first establishes an institution’s initial base assessment rate.  This initial base assessment rate ranged, at the time, depending on the risk category of the institution, from 12 to 45 basis points.  The FDIC then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate ranged from 7 to 77.5 basis points of the institution’s deposits.

On February 7, 2011, as required by the Dodd-Frank Wall Street Reform  Act of 2010 (the “Dodd-Frank Act”) the FDIC approved a final rule that changed the FDIC insurance premium assessment base from domestic deposits to average assets minus average tangible equity and made certain changes to the potential adjustments.  The rule lowers overall assessment rates in order to generate the same approximate amount of revenue under the new larger base as was raised under the old base.  The assessment rates in total (including potential adjustments) now range from between 2.5 and 9 basis points on the broader base for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category.  These changes went into effect beginning with the second quarter of 2011.

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

-- 23 --

In addition to the FDIC assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2011, the annualized FICO assessment was equal to .68 basis points of total assets less tangible capital.

Capitalization

Wisconsin Law and Regulation.  Wisconsin savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank.   If a Wisconsin savings bank's capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends. At December 31, 2011 and 2010, WaterStone Bank’s capital to assets ratio, as calculated under Wisconsin law, was 9.31% and 9.12%, respectively.

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

The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets.  The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank's "risk-based capital ratio."  Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to four risk-weighted categories generally ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.  For example, under the FDIC's risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight, loans secured by one-to-four family residential properties generally have a 50% risk weight, and commercial loans have a risk weighting of 100%.

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

The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy.  The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is, or is likely to become, inadequate in light of the particular circumstances.  As such, in connection with a consent order effective December 18, 2009, federal and state regulators require that WaterStone Bank maintain a minimum Tier I capital ratio of 8.50% and a minimum total risk-based capital ratio of 12.00%.  WaterStone Bank was in compliance with the higher regulatory minimums at December 31, 2011 with a Tier I capital ratio of 9.16% and a total risk-based capital ratio of 14.58%.

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

-- 24 --

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

At December 31, 2011, WaterStone Bank was considered well-capitalized with a Tier 1 leverage ratio of 9.16%, a Tier 1 risk-based ratio of 13.31% and a total risk based capital ratio of 14.58%.

Regulatory Development

On November 25, 2009, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, WaterStone Bank agreed to the issuance of a Consent Order jointly issued by the FDIC and the WDFI, the Bank’s primary banking regulators.  At the same time, pursuant to a Stipulation and Consent to Issuance of Order to Cease and Desist, Waterstone Financial, Inc. agreed to the issuance of an Order to Cease and Desist by the Office of Thrift Supervision (“OTS”), the Company’s thrift holding company regulator at the time.  Collectively, the Stipulation and Consent to the Issuance of a Consent Order which became effective on December 18, 2009 and the Stipulation and Consent to Issuance of Order to Cease and Desist which became effective on December 1, 2009 are referred to as the “Orders”.

The Orders formalize a prior informal agreement entered into by the Bank, the FDIC and the WDFI in 2008.  The Bank and its federal and state regulators continue working in concert to minimize the effects that the recession is having on the Bank and its borrowers.  The Orders require, among other things, that the Bank (i) maintain minimum Tier 1 capital of 8.5% of total average assets and minimum total risk-based capital of 12.0% of risk-weighted assets; (ii) perform a study to confirm that the Bank is a well managed institution; (iii) manage its bad loans and real estate acquired in foreclosure; and (iv) adopt a two year capital plan.  The Orders prohibit the payment of cash dividends or repurchases of common stock, and restrict the ability of the Company to incur debt, in each case without the prior regulatory non-objection.  Failure to comply with the Orders could result in additional enforcement actions by the FDIC, the WDFI or the Federal Reserve Board.  Compliance with the Orders may have adverse effects on the operations and financial condition of the Company and the Bank.

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

The primary source of Waterstone Financial’s cash flow, including cash flow to pay dividends on Waterstone Financial’s Common Stock, is the payment of dividends to Waterstone Financial by WaterStone Bank.  The Federal Deposit Insurance Corporation has the authority to prohibit WaterStone Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of WaterStone Bank.  Institutions may not pay dividends if “undercapitalized” within the meaning of the prompt corrective action regulations.  In addition, since WaterStone Bank is a subsidiary of a savings and loan holding company, WaterStone Bank must file a notice with the Federal Reserve Board at least 30 days before the board declares a dividend or approves a capital distribution.  A regulatory cease and desist order consistent with the consent order issued by state and federal regulators of WaterStone Bank, prohibits dividend payments without prior written approval.

-- 25 --

 Liquidity and Reserves

Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments.  The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the saving bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”).  At December 31, 2011, WaterStone Bank’s Required Liquidity Ratio was 8.0%, and WaterStone Bank was in compliance with this requirement.  In addition, 50% of the liquid assets maintained by Wisconsin savings banks must consist of “primary liquid assets,” which are defined to include securities issued by the United States government and United States government agencies.  At December 31, 2011, WaterStone Bank was in compliance with this requirement.

Federal Law and Regulation.   Under federal law and regulations, WaterStone Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices.  Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions, including WaterStone Bank, which maintain transaction accounts or non-personal time deposits.  Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 2011, a depository institution was required to maintain average daily reserves equal to 3% on the first $58.8 million of transaction accounts and an initial reserve of $1.4 million, plus 10% of that portion of total transaction accounts in excess of $58.8 million. The first $10.7 million of otherwise reservable balances (subject to adjustment by the FRB) are exempt from the reserve requirements.  These percentages and threshold limits are subject to adjustment by the FRB.  Savings institutions have authority to borrow from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve.  As of December 31, 2011, WaterStone Bank met its Regulation D reserve requirements.

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

An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution or a “financial subsidiary” under federal law is not treated as an affiliate of the bank for the purposes of Sections 23A and 23B; however, the FDIC has the discretion to treat subsidiaries of a bank as affiliates on a case-by-case basis. Sections 23A and 23B limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus.   The statutory sections also require that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions.   Further, most loans and other extensions of credit by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100% to 130% of the loan amounts.   In addition, any covered transaction by an association with an affiliate and any purchase of assets or services by an association from an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those that would be provided to a non-affiliate.

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

An exception to this requirement is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the savings bank and that does not give any preference to insiders of the bank over other employees of the bank.  Consistent with these requirements, the Bank offered employees special terms for home mortgage loans on their principal residences.  Effective April 1, 2006, this program was discontinued for new loan originations.  Under the terms of the discontinued program, the employee interest rate is based on the Bank’s cost of funds on December 31st of the immediately preceding year and is adjusted annually.  At December 31, 2011, the rate of interest on an employee rate mortgage loan was 2.16%, compared to the weighted average rate of 5.48% on all single family mortgage loans.  This rate decreased to 2.06% effective March 1, 2012.  Employee rate mortgage loans totaled $3.6 million, or 0.3%, of our residential mortgage loan portfolio on December 31, 2011.

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

-- 26 --

Examinations and Assessments

WaterStone Bank is required to file periodic reports with and is subject to periodic examinations by the WDFI and FDIC.   Federal regulations require annual on-site examinations for all depository institutions except certain well-capitalized and highly rated institutions with assets of less than $500 million which are examined every 18 months.  Federal law also requires WaterStone Bank is required to pay examination fees and annual assessments to fund its supervision.  WaterStone Bank paid an aggregate of $91,000 in assessments for the calendar year ended December 31, 2011.

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

WaterStone Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in the FHLB of Chicago in specified amounts. WaterStone Bank is in compliance with this requirement with an investment in FHLB of Chicago stock of $21.7 million at December 31, 2011.  Potential risks identified with respect to the Company’s investment in FHLB of Chicago stock is addressed in Item 1A. Risk Factors.

Among other benefits, the FHLBs provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the board of directors of the FHLB of Chicago. At December 31, 2011, WaterStone Bank had $350.0 million in advances from the FHLB of Chicago.

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

-- 27 --

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) is making extensive changes in the regulation of insured depository institution.  Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated as of July 21, 2011.  Responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks.  At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as Lamplighter Financial and Waterstone Financial, was transferred to the Federal Reserve Board, which also supervises bank holding companies.

Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has authority to impose new requirements.  Institutions of less than $10 billion in assets, however, such as WaterStone Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulators rather than the Consumer Financial Protection Bureau.

In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directed changes in the way that institutions are assessed for deposit insurance, mandated the imposition of consolidated capital requirements on savings and loan holding companies, required originators of securitized loans to retain a percentage of the risk for the transferred loans, provided for regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations.  Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations.  Their impact on operations can not yet be fully assessed.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for Waterstone Bank, Lamplighter Financial and Waterstone Financial.

Regulation of Waterstone Financial

Holding Company Regulation

Wisconsin Law and Regulation.   Any company that owns or controls, directly or indirectly, more than 25% of the voting securities of a state savings bank is subject to regulation as a savings bank holding company by the WDFI.   Waterstone Financial and Lamplighter Financial, MHC are subject to regulation as savings bank holding companies under Wisconsin law.  However, the WDFI has not issued specific regulations governing savings bank holding companies.

Federal Law and Regulation. Lamplighter Financial and Waterstone Financial are savings and loan holding companies within the meaning of the Home Owners’ Loan Act.  They are registered with and regulated by the Federal Reserve Board.  The Federal Reserve Board succeeded the Office of Thrift Supervision as federal regulator of savings and loan holding companies in July 2011.  Pursuant to applicable laws, regulations, and policies, a mutual holding company, such as Lamplighter Financial, MHC and a federally chartered mid-tier holding company, such as Waterstone Financial may engage in the following activities: (i) investing in the stock of a savings bank, (ii) acquiring a mutual savings bank through the merger of such savings bank into a savings bank subsidiary of such holding company or an interim savings bank subsidiary of such holding company, (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings bank, (iv) investing in a corporation, the capital stock of which is available for purchase by a savings bank under federal law or under the law of any state where the subsidiary savings bank or savings banks share their home offices, (v) furnishing or performing management services for a savings bank subsidiary of such company, (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company, (vii) holding or managing properties used or occupied by a savings bank subsidiary of such company, (viii) acting as trustee under deeds of trust, (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987, (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting, and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Federal Reserve Board.  If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including Waterstone Financial and Lamplighter Financial, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act; or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider factors such as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

Waivers of Dividends by Lamplighter Financial, MHC

The Dodd-Frank Act requires federally-chartered mutual holding companies to give the Federal Reserve Board notice before waiving the receipt of dividends, and provides that in the case of “grandfathered” mutual holding companies, like Lamplighter Financial, MHC, the Federal Reserve Board “may not object” to a dividend waiver if the board of directors of the mutual holding company waiving dividends determines that the waiver: (i) would not be detrimental to the safe and sound operation of the subsidiary savings bank; and (ii) is consistent with the board’s fiduciary duties to members of the mutual holding company.  To qualify as a grandfathered mutual holding company, a mutual holding company must have been formed, issued stock and waived dividends prior to December 1, 2009.  The Dodd-Frank Act further provides that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio upon the conversion of a grandfathered mutual holding company to stock form.  In September 2011, however, the Federal Reserve Board issued an interim final rule that also requires, as a condition to waiving dividends, that each mutual holding company obtain the approval of a majority of the eligible votes of its members within 12 months prior to the declaration of the dividend being waived.  The Federal Reserve Board has requested comments on the interim final rule, and there can be no assurance that the rule will be amended to eliminate or modify the member vote requirement for dividend waivers by grandfathered mutual holding companies, such as Lamplighter Financial, MHC in the future, or as to what conditions the Federal Reserve Board may place on any dividend waivers.  As previously noted, an existing regulatory Consent Order currently prohibits the payment of dividends by WaterStone Financial without prior regulatory consent.

-- 28 --

Conversion of Lamplighter Financial, MHC to Stock Form

Federal Reserve Board regulations permit Lamplighter Financial, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”).  There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction.  In a Conversion Transaction a new holding company would be formed as the successor to Waterstone Financial (the “New Holding Company”), Lamplighter Financial, MHC’s corporate existence would end, and certain depositors of WaterStone Bank would receive the right to subscribe for shares of the New Holding Company.  In a Conversion Transaction, each share of common stock held by shareholders other than Lamplighter Financial, MHC  (“Minority Shareholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Shareholders own the same percentage of common stock in the New Holding Company as they owned in Waterstone Financial immediately prior to the Conversion Transaction subject to adjustment for any mutual holding company assets or waived dividends, as applicable.  The total number of shares of common stock held by Minority Shareholders after a Conversion Transaction also would be increased by any purchases by Minority Shareholders in the stock offering conducted as part of the Conversion Transaction.

Any Conversion Transaction would require the approval of a majority of the outstanding shares of common stock of Waterstone Financial held by Minority Shareholders and by two-thirds of the total outstanding shares of common stock of Waterstone Financial.  Any Conversion Transaction also would require the approval of a majority of the eligible votes of depositors of Lamplighter Financial, MHC.

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

Federal and State Taxation

Federal Taxation

General.  Waterstone Financial and subsidiaries and Lamplighter Financial, MHC are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  Waterstone Financial and subsidiaries constitute an affiliated group of corporations and, therefore, are eligible to report their income on a consolidated basis.  Because Lamplighter Financial, MHC owns less than 80% of the common stock of Waterstone Financial, it is not a member of that affiliated group and will report its income on a separate return.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Lamplighter Financial, MHC, Waterstone Financial or WaterStone Bank.

Method of Accounting.  For federal income tax purposes, Waterstone Financial currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Bad Debt Reserves.  Prior to the Small Business Protection Act of 1996 (the "1996 Act"), WaterStone Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at our taxable income.  As a result of the 1996 Act, WaterStone Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return.  Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve).  At December 31, 2011, WaterStone Bank had no reserves subject to recapture in excess of its base year.

Taxable Distributions and Recapture.  Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if WaterStone Bank failed to meet certain thrift asset and definitional tests.  Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2011, our total federal pre-1988 base year reserve was approximately $16.7 million.  However, under current law, pre-1988 base year reserves remain subject to recapture if WaterStone Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.

Alternative Minimum Tax.  The Internal Revenue Code of 1986, as amended (the "Code"), imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences which we refer to as "alternative minimum taxable income."  The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax.  Net operating losses can offset no more than 90% of alternative minimum taxable income.  AMT payments may be used as credits against regular tax liabilities in future years.  Due to a federal net operating loss carry back generated in 2008, Waterstone Financial became subject to AMT for 2006 and 2007.  At December 31, 2011, the Company had no such amounts available as credits for carryover.

Net Operating Loss Carryovers.  A company may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  A 2009 federal tax law change allows for a one-time carry back of either 2008 or 2009 taxable losses for up to five years.  At December 31, 2011, Waterstone Financial had net operating loss carry forwards of $2.6 million for federal income tax purposes.

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

State Taxation

Wisconsin State Taxation.  Lamplighter Financial, MHC and the Company are subject to the Wisconsin corporate franchise (income) tax.  Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the combined taxable incomes of the members of our consolidated income tax group.  Prior to January 1, 2009, the income of the Nevada subsidiary was only subject to taxation in Nevada, which currently does not impose a corporate income or franchise tax.  In February 2009, the Wisconsin legislature passed legislation that requires combined state tax reporting effective January 1, 2009.  This legislation results in the apportioned income of the Nevada subsidiary being subject to the Wisconsin corporate franchise tax of 7.9%.

-- 29 --

Item 1A.   Risk Factors

The Company Operates in a Highly Regulated Environment and is Subject to Supervision, Examination and Enforcement Action by Various Regulatory Agencies.

As a savings bank holding company, the Company is regulated by the Federal Reserve Board, and the Bank is regulated separately by various federal and state banking regulators.  This regulation is primarily intended to protect the Bank’s depositors rather than the Company’s shareholders.  In addition, the Company’s common stock is registered under the Securities Exchange Act and it is subject to regulation by the Securities and Exchange Commission and to public reporting requirements.

Under applicable laws, the Federal Reserve Board, the FDIC, as the Bank’s primary federal regulator and deposit insurer, and the Wisconsin Department of Financial Institutions as the Bank’s chartering authority, have the ability to impose sanctions, restrictions and requirements on the Company and on the Bank if they determine, the Bank or the Company has violated laws or regulations or are not operating in a safe and sound manner.  Banking regulators can take actions at any time that may have an adverse impact on the Company and on the Bank.  On November 25, 2009, the Bank agreed to a Consent Order issued by the WDFI and FDIC and the Company agreed to a Cease and Desist Order issued by the Office of Thrift Supervision, its regulator at the time, requiring among other things, the bank to maintain a minimum Tier I capital ratio of 8.5%, a minimum total risk based capital of 12.0%, and prohibiting dividend payments without written regulatory approval.  As a result of the Consent Order, the Bank is subject to restrictions regarding the maximum interest rates that it may offer on deposits.  As of December 31, 2011, the Company and the Bank were in compliance with all requirements of the regulatory orders issued.  Noncompliance can result in more severe restrictions and civil money penalties.  Complete copies of the regulatory orders were attached as exhibits to a Form 8-K filed with the SEC on November 27, 2009.

Challenges Posed by the Weak Economy and Distressed Real Estate Market.

The Company is operating in a difficult and uncertain economic environment characterized by high unemployment rates, a weak real estate market and a weak economy.  As a result, capital raising alternatives, such as issuing common or preferred stock or borrowing funds at attractive rates are generally not available.  Sales of either fixed assets or pools of loans to increase capital ratios may also have a negative impact on the Company.  The economic recession and contraction of the local and national real estate markets have also resulted in higher provisions for loan losses, loan charge-offs and losses related to the write down of real estate owned, and these same trends may also cause further valuation changes and losses in our loan and investment portfolios as well as reduction in the estimated realizable value of real estate owned.  These conditions have reduced our capital levels and regulatory capital ratios and may continue to do so in future periods.

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

During 2011 We Continued to Experience High Levels of Delinquencies, Non-accrual Loans and Charge-offs.

During 2011, we continued to experience high levels of non-accrual loans and loan delinquencies.  Our non-accrual loans totaled $78.2 million, or 6.43% of total loans at December 31, 2011, compared to $84.2 million, or 6.44% of total loans at December 31, 2010.  Our loans past due totaled $93.4 million, or 7.7% of total loans receivable at December 31, 2011, compared to $90.7 million, or 6.9% of total loans at December 31, 2010.  The continued high level of non-performing and delinquent loans has resulted in high levels of loan charge-offs.  During 2011, net charge-offs totaled $18.8 million.  To the extent that our loan portfolio continues to deteriorate, our financial condition and results of operations will be materially and adversely affected.  Continued deterioration could also lead to additional actions by regulators that could have a direct material impact on our financial condition and results of operation.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Results of Operations Would be Negatively Impacted.

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

-- 30 --

If Our Investment in the Federal Home Loan Bank of Chicago is Classified as Other Than Temporarily Impaired, Our Earnings and Stockholders’ Equity Could Decrease.

We own common stock of the Federal Home Loan Bank of Chicago (FHLBC) in order to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBC’s advance program.  The fair value of our FHLBC common stock as of December 31, 2011 was $21.7 million based on its cost.  There is no trading market for our FHLBC common stock.

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

Public shareholders own a minority of the outstanding shares of Waterstone Financial common stock.  As a result, public shareholders are not able to exercise voting control over most matters put to a vote of shareholders. Lamplighter Financial, MHC owns a majority of Waterstone Financial’s common stock and, through its Board of directors, is able to exercise voting control over most matters put to a vote of shareholders, including possible acquisitions.  The same directors who govern Waterstone Financial and WaterStone Bank also govern Lamplighter Financial, MHC.  The only matters over which Lamplighter Financial, MHC is not able to exercise voting control are those requiring a separate vote of shareholders other than Lamplighter Financial, MHC.

Our Non-Interest Expense Will Continue to be Negatively Impacted by Increases in FDIC Insurance Premiums

The Federal Deposit Insurance Corporation assesses premiums for deposit insurance on insured banks and savings banks.  This assessment is based on the risk category of the institution, and certain specified adjustments, and currently ranges from 2.5 to 45 basis points of the institution’s total assets less tangible capital.  Federal law requires that the Federal Deposit Insurance Corporation takes steps as are necessary to achieve a Deposit Insurance Fund reserve ratio of 1.35% of insured deposits of September 30, 2020.  The Federal Deposit Insurance Corporation has established a longer term designated reserve ratio of 2%.

Due to stress on the Deposit Insurance Fund caused by numerous bank failures, the Federal Deposit Insurance Corporation imposed a maximum 10 basis point of insured deposits special assessment that was collected on September 30, 2009.  On November 12, 2009, the Federal Deposit Insurance Corporation issued a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  The prepayment was due on December 31, 2009.  Under the rule, the assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 was equal to the modified third quarter assessment rate plus an additional 3 basis points.  In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  WaterStone Bank received a waiver from the Federal Deposit Insurance Corporation with respect to the 2010, 2011 and 2012 insurance prepayment.

Increased assessments significantly increased our non-interest expense for those years and may continue to increase non-interest expense in future years as long as the Federal Deposit Insurance Corporation designated reserve ratio remains low.

Financial Reform Legislation in 2010 is Expected to Increase our Costs of Operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), has significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of depository institutions and their holding companies.  The Dodd-Frank Act authorized the Federal Reserve Board to supervise and regulate all savings and loan holding companies like Waterstone Financial and Lamplighter Financial, Inc., in addition to the bank holding companies that it also regulates.  The Dodd-Frank Act also instructed the Federal Reserve Board to set minimum capital levels for holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Savings and loan holding companies are subject to a five year transition period before the holding company capital requirement will apply.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.

The legislation broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  Further, the legislation removed restrictions on the payment of interest on commercial demand deposits, mandated that regulators issue regulations requiring originators of securitized loans retain a percentage of the risk for transferred loans, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

It is difficult to predict at this time the effect that the legislation and implementing regulations will have on community banks with regard to lending and credit practices.  Many of the provisions of the Dodd-Frank Act have delayed effective dates, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of all of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those relating to the new Consumer Financial Protection Bureau, will increase our operating and compliance costs.

-- 31 --

The Dodd-Frank Act’s Elimination of the Office of Thrift Supervision may Adversely Affect the Ability of Lamplighter Financial, MHC to Waive Dividends, which could Adversely Affect our Ability to Pay Dividends and the Value of our Common Stock.

The value of Waterstone Financial’s common stock is significantly affected by our ability to pay dividends to our public shareholders, which is affected by our earnings and cash resources at the holding company level and by the ability of the Bank to make capital distributions to Waterstone Financial.  Moreover, our ability to pay dividends and the amount of such dividends is affected by the ability of Lamplighter, MHC, our mutual holding company, to waive the receipt of dividends declared by Waterstone Financial.  If Lamplighter Financial, MHC waives its right to receive dividends on its shares of Waterstone Financial common stock, that means Waterstone Financial has more cash resources to pay dividends to our public stockholders than if Lamplighter Financial, MHC had accepted such dividends.

The Dodd-Frank Act requires federally-chartered mutual holding companies to give the Federal Reserve Board notice before waiving the receipt of dividends, and provides that in the case of “grandfathered” mutual holding companies, like Lamplighter, MHC, the Federal Reserve Board “may not object” to a dividend waiver if the board of directors of the mutual holding company waiving dividends determines that the waiver: (i) would not be detrimental to the safe and sound operation of the subsidiary savings bank; and (ii) is consistent with the board’s fiduciary duties to members of the mutual holding company.  To qualify as a grandfathered mutual holding company, a mutual holding company must have been formed, issued stock and waived dividends prior to December 1, 2009. The Dodd-Frank Act further provides that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio upon the conversion of a grandfathered mutual holding company to stock form.  In September 2011, however, the Federal Reserve Board issued an interim final rule that also requires as a condition to waiving dividends, that each mutual holding company obtain the approval of a majority of the eligible votes of its members within 12 months prior to the declaration of the dividend being waived.  The Federal Reserve Board has requested comments on the interim final rule, and there can be no assurance that the rule will be amended to eliminate or modify the member vote requirement for dividend waivers by grandfathered mutual holding companies, such as Lamplighter, MHC.  In the past, the Federal Reserve Board generally has not allowed dividend waivers by mutual bank holding companies and, therefore, there can be no assurance that the Federal Reserve Board will approve dividend waivers by Lamplighter, MHC in the future, or what conditions the Federal Reserve Board may place on any dividend waivers.  Waterstone Financial is currently prohibited from paying dividends without prior regulatory approval due to a Consent Order entered into with the regulators.

-- 32 --

Item 1B.   Unresolved Staff Comments

None

 Item 2.   Properties

The Company and its subsidiaries conduct business from its headquarters at 11200 W. Plank Court, Wauwatosa, Wisconsin and at other offices throughout the country.  In addition to its headquarters, the Bank owns eight full-service banking offices, a drive through facility and an undeveloped parcel of land for future branch expansion with net book value totaling $25.4 million excluding furniture and equipment.  The mortgage banking subsidiary leases office space in 50 buildings in 11 states.  Leasehold improvements total $275,000 net of depreciation.   Leasehold improvements are depreciated over the remaining lease term.  Leases expire at various times though 2016.

Item 3.   Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At December 31, 2011, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.  Other than the consent order we have entered into with the WDFI and FDIC and the cease and desist order entered into with the OTS (as administered by the FDIC and Federal Reserve), both of which are discussed under Item 1. Business and Item 1A. Risk Factors, we have no pending proceedings before any agency.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable

Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

The common stock of Waterstone Financial, Inc. is traded on The NASDAQ Global Select Market® under the symbol WSBF.

As of February 29, 2012, there were 31,350,097 shares of common stock outstanding and 3,477 shareholders of record of the common stock.  Waterstone Financial, Inc became a publicly-held corporation on October 4, 2005.

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

-- 33 --

Market Information

The high and low quarterly trading prices during fiscal 2011 and 2010 were as follows:

2011	High	Low
1st Quarter	$3.80	$2.40
2nd Quarter	3.22	2.25
3rd Quarter	2.83	2.50
4th Quarter	2.69	1.80

2010	High	Low
1st Quarter	$3.98	$1.93
2nd Quarter	4.24	3.34
3rd Quarter	4.45	3.29
4th Quarter	4.05	3.34

During the last two fiscal years the Company did not pay any cash dividends.

-- 34 --

PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total shareholder return on Waterstone Financial common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the NASDAQ Stock Market US Index and the America’s Community Bankers NASDAQ Index.  The graph assumes $100 was invested on December 31, 2006, the first date of Waterstone Financial trading, in Waterstone Financial common stock and each of those indices.

Stock/Index	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011

Waterstone Financial, Inc (WSBF)	100.00	71.94	18.80	11.50	18.24	10.61
NASDAQ Stock Market (^IXIC)	100.00	109.81	65.29	93.95	109.84	107.86
ABA NASDAQ Commumity Bank Index (^ABAQ)	100.00	77.15	64.00	51.71	57.64	54.37

-- 35 --

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

	At or for the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands, except per share amounts)

Selected Financial Condition Data:
Total assets	$1,712,851	$1,808,966	$1,868,266	$1,885,432	$1,710,202
Securities available for sale	206,519	203,166	205,415	179,887	172,137
Federal Home Loan Bank stock	21,653	21,653	21,653	21,653	19,289
Loans receivable, net	1,184,234	1,277,262	1,391,516	1,534,591	1,389,209
Cash and cash equivalents	80,380	75,331	71,120	23,849	17,884
Deposits	1,051,292	1,145,529	1,164,890	1,195,897	994,535
Borrowings	461,138	456,959	507,900	487,000	475,484
Total shareholders' equity	166,372	172,220	168,592	171,267	201,819
Allowance for loan losses	32,430	29,175	28,494	25,167	12,839

Selected Operating Data:
Interest income	$79,352	$89,933	$98,488	$104,078	$96,975
Interest expense	32,836	40,269	54,577	63,027	62,134
Net interest income	46,516	49,664	43,911	41,051	34,841
Provision for loan losses	22,077	25,832	26,687	37,629	11,697
Net interest income after
provision for loan losses	24,439	23,832	17,224	3,422	23,144
Noninterest income	43,229	38,993	12,208	6,291	6,842
Noninterest expense	74,579	64,627	40,876	33,860	28,682
Income (loss) before income taxes	(6,911)	(1,802)	(11,444)	(24,147)	1,304
Provision for income taxes (benefit)	562	52	(1,306)	2,299	(254)

Net income (loss)	$(7,473)	$(1,854)	$(10,138)	$(26,446)	$1,558

Income (loss) per share – basic	$(0.24)	$(0.06)	$(0.33)	$(0.87)	$0.05
Income (loss) per share – diluted	$(0.24)	$(0.06)	$(0.33)	$(0.87)	$0.05

-- 36 --

	At or for the Year Ended December 31,
	2011	2010	2009	2008	2007
Selected Financial Ratios and Other Data:

Performance Ratios:
Return (loss) on average assets	(0.43%)	(0.10%)	(0.53%)	(1.44%)	0.09%
Return (loss) on average equity	(4.47)	(1.09)	(6.12)	(13.76)	0.72
Interest rate spread (1)	2.67	2.67	2.21	1.99	1.74
Net interest margin (2)	2.82	2.83	2.41	2.32	2.19
Noninterest expense to average assets	4.27	3.49	2.14	1.85	1.73
Efficiency ratio (3)	83.12	72.90	72.84	71.52	68.85
Average interest-earning assets to average interest-bearing liabilities	107.67	107.11	106.68	107.85	111.68

Capital Ratios:
Equity to total assets at end of period	9.71%	9.52%	9.02%	9.08%	11.80%
Average equity to average assets	9.55	9.18	8.67	10.44	13.07
Total capital to risk-weighted assets	14.58	14.13	13.83	12.84	13.43
Tier I capital to risk-weighted assets	13.31	12.87	12.57	11.58	12.52
Tier I capital to average assets	9.16	8.83	8.77	8.93	10.08

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	2.67%	2.23%	2.01%	1.61%	0.92%
Allowance for loan losses as a percent of non-performing loans	41.46	34.66	37.83	23.36	15.98
Net charge-offs to average outstanding loans during the period	1.43	1.75	1.54	1.67	0.44
Non-performing loans as a percent of total loans	6.43	6.44	5.30	6.91	5.73
Non-performing assets as a percent of total assets	7.88	7.85	6.76	7.02	5.20

(1)  Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)  Represents net interest income as a percent of average interest-earning assets.
(3)  Represents non-interest expense divided by the sum of net interest income and non-interest income.

-- 37 --

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our profitability is highly dependent on our net interest income, mortgage banking income, the provision for loan losses and expenses related to real estate owned.  Net interest income is the difference between the interest income we earn on our interest earnings assets which are loans receivable, investment securities and cash and cash equivalents and the interest we pay on deposits and other borrowings.  The Bank is primarily a mortgage lender with loans secured by real estate comprising 97.3% of total loans receivable on December 31, 2011.  Further, 88.5% of loans receivable are residential mortgage loans with over four-family loans comprising 44.0% of all loans on December 31, 2011.  WaterStone Bank funds loan production primarily with retail deposits and Federal Home Loan Bank advances.  The Bank’s mortgage banking subsidiary, Waterstone Mortgage Corporation, utilizes a line of credit provided by the Bank as its primary source of funding loans held for sale.  In addition, Waterstone Mortgage Corporation utilizes lines of credit with external banks as necessary.  On December 31, 2011, deposits comprised 68.0% of total liabilities.  Time deposits, also known as certificates of deposit, accounted for 83.6% of total deposits at December 31, 2011.  Federal Home Loan Bank advances outstanding on December 31, 2011 totaled $350.0 million, or 22.6% of total liabilities.  During the current prolonged period of low interest rates and economic weakness, we have determined that an investment philosophy emphasizing short-term liquid investments is prudent and positions the Company to take advantage of the investment, lending and interest rate risk management opportunities that will exist as the local and national economies recover from the recession.  Our high level of time deposits, relative to total deposits, may result in an increase in our cost of funds when market interest rates begin to increase.

During the year ended December 31, 2011, our results of operations continued to be adversely affected by elevated levels of nonperforming loans and real estate owned.  Weaknesses in our loan portfolio have required that we establish higher provisions for loan losses and incur significant loan charge-offs.  The continued downturn in the local real estate market requires the Company to continually re-evaluate the inputs and assumptions used to determine the fair value of collateral and net present value of discounted future estimated cash flows related to loans receivable to ensure that the allowance for loan losses continues to be an accurate reflection of management’s best estimate of the amount needed to provide for the probable and estimable loss on impaired loans and other incurred losses in the loan portfolio.  As a result, the Company determined that a provision for loan losses of $22.1 million was necessary during the year ended December 31, 2011 in order to maintain the allowance for loan losses at an appropriate level in relation to the risks management believes are inherent and estimable in our portfolio.  Additional information regarding loan quality and its impact on our financial condition and results of operations can be found in the “Asset Quality” discussion.

Our results of operations are also affected by noninterest income and noninterest expense.  Noninterest income consists primarily of mortgage banking income.  The increase in margins earned on the sale of mortgage loans in the secondary market yielded a $4.4 million increase in mortgage banking income during the year ended December 31, 2011 compared to the year ended December 31, 2010.  Noninterest expense consists primarily of compensation and employee benefits, real estate owned expense and FDIC insurance premiums.  The primary reason for the increase in noninterest expense compared to the prior year relates to the expansion of our mortgage banking operations.  Of the $10.0 million increase in noninterest expense for the year  ended December 31, 2011 compared to the year ended December 31, 2010, $6.1 million relates to our mortgage banking operations.  Real estate owned expense increased by $5.6 million during the year ended December 31, 2011 compared to the prior year due to an increase in properties under management and an increase in write downs of asset values, which is reflective of a strategy to become more aggressive in pricing specific properties to expedite the sale process.  During 2011 our noninterest expense has been and will continue to be adversely affected by elevated deposit insurance premium assessments from the FDIC.  FDIC insurance premium expense totaled $3.8 million and $4.4 million during the years ended December 31, 2011 and 2010, respectively.  Our results of operations are also significantly affected by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities.

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

WaterStone Bank also establishes valuation allowances based on an evaluation of the various risk components that are inherent in the credit portfolio (general component). The risk components that are evaluated include past loan loss experience; the level of non-performing and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect the borrower’s ability to repay; the estimated value of any underlying collateral; regulatory guidance; and other relevant factors. The allowance is increased by provisions charged to earnings and recoveries of previously charged-off loans and reduced by charge-offs. Charge-offs approximate the amount by which the outstanding principal balance exceeds the estimated net realizable value of the underlying collateral.  The appropriateness of the allowance for loan losses is reviewed and approved quarterly by the WaterStone Bank board of directors. The allowance reflects management’s best estimate of the amount needed to provide for the probable loss on impaired loans and other inherent losses in the loan portfolio, and is based on a risk model developed and implemented by management and approved by the WaterStone Bank board of directors.

-- 38 --

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

Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Examples of positive evidence may include the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods.  Examples of negative evidence may include cumulative losses in a current year and prior two years and general business and economic trends.  At both December 31, 2011 and December 31, 2010, the Company determined a valuation allowance continued to be necessary, largely based on the negative evidence represented by a cumulative loss in the most recent three-year period caused by the significant loan loss provisions recorded during those three years.  In addition, general uncertainty regarding the economy and the housing market has increased the potential volatility and uncertainty of projected earnings.  Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly.

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

Comparison of Financial Condition at December 31, 2011 and at December 31, 2010

Total Assets. Total assets decreased by $96.1 million, or 5.3%, to $1.71 billion at December 31, 2011 from $1.81 billion at December 31, 2010. The decrease in total assets reflects decreases in loans receivable of $89.8 million.  Funds received upon the repayment of loans held in portfolio were utilized to pay down $95.7 million in time deposits.

Cash and Cash Equivalents. Cash and cash equivalents increased by $5.0 million, or 6.7%, to $80.4 million at December 31, 2011 from $75.3 million at December 31, 2010.  The increase in cash and cash equivalents reflects the Company’s decision to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on securities and other investments.

Securities Available for Sale. Securities available for sale increased by $3.4 million, or 1.7%, to $206.5 million at December 31, 2011 from $203.2 million at December 31, 2010.  This increase reflects a $13.7 million increase in government sponsored enterprise bonds a $7.9 million increase in municipal securities and a $3.9 million increase in certificates of deposit, partially offset by $22.0 million decrease in mortgage-backed securities and collateralized mortgage obligations.  The shift in the composition of the securities portfolio towards less volatile, shorter-term debt securities reflects a decision to increase portfolio liquidity.  As of December 31, 2011, the Company holds two available for sale private label issue collateralized mortgage obligations with a total fair value of $18.5 million and an amortized cost of $19.5 million that were determined to be other than temporarily impaired.  The $1.0 million unrealized loss (before taxes) is included in other comprehensive income.  During the year ended December 31, 2011, $456,000 was recognized as additional other than temporary impairment with respect to one of the private label issue collateralized mortgage obligations which was charged against earnings.

Loans Held for Sale. Loans held for sale decreased by $7.8 million, or 8.2%, to $88.3 million at December 31, 2011, from $96.1 million at December 31, 2010.  During the latter half of fiscal 2010, Waterstone Mortgage Corporation capitalized on its branch expansion and low interest rate environment to significantly increase its loan origination activity.  This origination activity resulted in a historically high level of loans held for sale as of December 31, 2010.

-- 39 --

Loans Receivable. Loans receivable held for investment decreased $89.8 million, or 6.9%, to $1.22 billion at December 31, 2011 from $1.31 billion at December 31, 2010.  The 2011 decrease in total loans receivable was primarily attributable to an $85.2 million decrease in one- to four-family loans, a $12.0 million decrease in home equity loans and an $11.6 million decrease in construction and land loans.  The decrease in one- to four-family loans reflects a decline in loan demand for variable-rate real estate mortgage loans as recent borrowers have preferred long-term fixed-rate products that the Company does not generally retain in its portfolio.  The decrease in construction and land loans reflects a strategy to reduce exposure to this segment of the portfolio.  Decreases in loan balances in these and other categories also reflect an overall decrease in demand due to current economic conditions combined with the Company’s more stringent loan underwriting requirements.  As a result of the low interest rate environment with respect to long-term fixed-rate real estate mortgage products, the Company has experienced a shift in the composition of loan originations during 2011 and 2010 from one- to four-family residential variable-rate loans to residential real estate loans collateralized by over four-family properties and commercial real estate, as these categories of borrowers displayed relatively stable levels of demand for our existing products.  During the year ended December 31, 2011, $28.3 million in loans were transferred to real estate owned and $18.8 million were charged-off, net of recoveries.

Allowance for Loan Losses. The allowance for loan losses increased $3.3 million, or 11.2%, to $32.4 million at December 31, 2011 from $29.2 million at December 31, 2010.  The increase in the allowance for loan loss during the year ended December 31, 2011 is attributable to a $1.5 million increase in specific loan loss reserves related to impaired loans and a $1.8 million increase in the general valuation allowance.  The $1.5 million increase in specific loan loss reserves was primarily the result of collateral shortfalls pertaining to a relatively small number of lending relationships that were identified as impaired during the year ended December 31, 2011.  The reserves established with respect to these loans resulted in an overall increase in specific reserves, despite a decrease in the overall level of impaired loans during the year ended December 31, 2011.  The increase in the general valuation allowance resulted from an increase in loans that, while they may still be performing have been identified as having higher risk characteristics.  During the year ended December 31, 2011, the increase in the amount and number of loans identified as exhibiting elevated levels of risk with respect to loss outweighed the decline in non-accrual loans.  Loans with elevated risk profiles include loans internally classified as substandard.  As of December 31, 2011, the allowance for loan losses to total loans receivable was 2.67% and was equal to 41.46% of non-performing loans, compared to 2.23% and 34.66%, respectively, at December 31, 2010.  Of the overall $3.3 million increase in the allowance for loan losses during the year ended December 31, 2011, $1.3 million related to the one- to four-family category and an additional $1.4 million related to the over four-family category.  Weakness in the residential real estate market has continued for the past four years and the risk of loss on loans secured by residential real estate remains at an elevated level.  That portion of the allowance for loan losses attributable to mortgage loans secured by residential real estate has increased slightly to 85.5% of the total allowance for loan losses at December 31, 2011 compared to 83.6% at December 31, 2010.

Real Estate Owned. Total real estate owned decreased $1.1 million, or 1.9%, to $56.7 million at December 31, 2011 from $57.8 million at December 31, 2010.  During the year ended December 31, 2011, $28.3 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write downs totaling $6.8 million during the year ended December 31, 2011.  During the same period, sales of real estate owned totaled $22.4 million.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets declined by $3.1 million or 26.9%, to $8.4 million at December 31, 2011 from $11.4 million at December 31, 2010.  The decline is primarily due to a decrease in receivables due from third parties related to the origination of loans held for sale.

Deposits. Total deposits decreased $94.2 million, or 8.2%, to $1.05 billion at December 31, 2011 from $1.15 billion at December 31, 2010.  The overall reduction in deposits primarily reflects  a decrease in time deposits.  During calendar 2010, proceeds received from the loan principal pay downs were primarily utilized to maintain a higher than normal level of liquidity.  As an adequate level of liquidity has been achieved, the Company has responded to additional reductions in the loan portfolio by allowing for strategic runoff of time deposits.  Total time deposits decreased $95.7 million, or 9.8%, to $878.7 million at December 31, 2011 from $974.4 million at December 31, 2010.  Time deposits originated through local retail outlets decreased $81.6 million, or 8.5%, to $878.3 million at December 31, 2011 from $960.0 million at December 31, 2010.  Time deposits originated through the wholesale market decreased $14.0 million, or 97.2%, to $399,000 at December 31, 2011 from $14.4 million at December 31, 2010.  Due to the consent order issued by state and federal regulators effective December 18, 2009, the Bank is prohibited from accepting or renewing brokered deposits and all other deposit interest rates are capped by the FDIC.  Total money market and savings deposits increased $699,000, or 0.7%, to $104.1 million at December 31, 2011 from $103.4 million at December 31, 2010.  Total demand deposits increased $722,000, or 1.1%, to $68.5 million at December 31, 2011 from $67.7 million at December 31, 2010.

Borrowings. Total borrowings increased $4.2 million, or 0.9%, to $461.1 million at December 31, 2011 from $457.0 million at December 31, 2010.  The increase in borrowings relates entirely to an increase in the use of bank lines of credit to finance loans held for sale.  The balance of these lines of credit increased by $4.2 million, to $27.1 million at December 31, 2011, from $23.0 million at December 31, 2010.

Shareholders’ Equity. Shareholders’ equity decreased by $5.8 million, or 3.4%, to $166.4 million at December 31, 2011 from $172.2 million at December 31, 2010.  The decrease in stockholders’ equity was primarily due to a $7.5 million decrease in retained earnings reflecting the net loss for the year ended December 31, 2011.  The decrease in retained earnings was partially offset by a $940,000 increase in additional paid in capital related to stock compensation benefits and an $854,000 decrease in unearned ESOP shares and a $170,000 decrease in accumulated other comprehensive income.

-- 40 --

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

	Years Ended December 31,
	2011				2010				2009
	Average			Average	Average			Average	Average			Average
	Balance	Interest		Rate	Balance	Interest		Rate	Balance	Interest		Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable and held for sale	$1,314,068	$72,269	(1)	5.50%	$1,440,417	$81,161	(1)	5.63%	$1,519,348	$87,847	(1)	5.78%
Mortgage related securities (5)	94,099	3,822		4.06	107,406	5,360		4.99	126,616	7,101		5.61
Debt securities, federal funds sold and
short-term investments (5) (6)	239,400	3,261		1.36	206,066	3,412		1.66	174,593	3,540		2.03
Total interest-earning assets	1,647,567	79,352		4.82	1,753,889	89,933		5.13	1,820,557	98,488		5.41
Noninterest-earning assets	101,671				97,215				90,653
Total assets	$1,749,238				$1,851,104				$1,911,210
Interest-bearing liabilities:
Demand accounts	38,328	30		0.08	37,852	37		0.10	34,025	35		0.10
Money market and savings accounts	120,231	369		0.31	110,479	495		0.45	111,212	591		0.53
Certificates of deposit	925,209	14,890		1.61	1,007,304	20,457		2.03	1,047,692	33,858		3.23
Total interest-bearing deposits	1,083,768	15,289		1.41	1,155,635	20,989		1.82	1,192,929	34,484		2.89
Borrowings	446,401	17,547		3.93	481,808	19,280		4.00	513,638	20,093		3.91

Total interest-bearing liabilities	1,530,169	32,836		2.15	1,637,443	40,269		2.46	1,706,567	54,577		3.20

Noninterest-bearing liabilities
Non-interest bearing deposits	23,099				26,940				22,697
Other non-interest bearing liabilities	28,917				16,789				16,332
Total non-interest bearing liabilities	52,016				43,729				39,029
Total liabilities	1,582,185				1,681,172				1,745,596
Equity	167,053				169,932				165,614
Total liabilities and equity	$1,749,238				$1,851,104				$1,911,210
Net interest income		46,516				49,664				43,911
Net interest rate spread (2)				2.67%				2.67%				2.21%
Net interest-earning assets (3)	$117,398				$116,446				$113,990
Net interest margin (4)				2.82%				2.83%				2.41%
Average interest-earning assets
to average interest-bearing
liabilities				107.67%				107.11%				106.68%

(1)      Includes net deferred loan fee amortization income of $636,000, $739,000 and $887,000 for the years ended December 31, 2011, 2010 and 2009, respectively.
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

-- 41 --

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

	Years Ended December 31,			Years Ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable and held for sale(1) (2)	$(6,985)	(1,907)	(8,892)	$(4,486)	(2,200)	(6,686)
Mortgage related securites	(615)	(923)	(1,538)	(1,008)	(733)	(1,741)
Other interest-earning assets	505	(656)	(151)	580	(708)	(128)
Total interest-earning assets	(7,095)	(3,486)	(10,581)	(4,914)	(3,641)	(8,555)

Interest expense:
Demand accounts	-	(7)	(7)	4	(2)	2
Money market and savings accounts	41	(167)	(126)	(4)	(92)	(96)
Certificates of deposit	(1,570)	(3,997)	(5,567)	(1,260)	(12,141)	(13,401)
Total interest-bearing deposits	(1,529)	(4,171)	(5,700)	(1,260)	(12,235)	(13,495)
Borrowings	(1,384)	(349)	(1,733)	(1,267)	454	(813)

Total interest-bearing liabilities	(2,913)	(4,520)	(7,433)	(2,527)	(11,781)	(14,308)
Net change in net interest income	$(4,182)	1,034	(3,148)	$(2,387)	8,140	5,753
 ______________________________

(1)	Includes net deferred loan fee amortization income of $636,000, $739,000 and $887,000 for the years ended December 31, 2011, 2010 and 2009, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

General. Net loss for the year ended December 31, 2011 totaled $7.5 million, or $0.24 for both basic and diluted loss per share, compared to a net loss of $1.9 million, or $0.06 for both basic and diluted loss per share, for the year ended December 31, 2010.  The year ended December 31, 2011 generated an annualized loss on average assets of 0.43% and an annualized loss on average equity of 4.47%, compared to an annualized loss on average assets of 0.10% and an annualized loss on average equity of 1.09% for the comparable period in 2010.  The results of operations for the year ended December 31, 2011 as compared to the year ended December 2010 reflect a $5.6 million increase in REO expense, a $3.1 million decrease in net interest income and a $1.1 million decrease in pre-tax results of operations from our mortgage banking subsidiary partially offset by a $3.8 million reduction in the provision for loan losses.

Segment Review. As described in Note 18, “Segment Reporting,” of the notes to consolidated financial statements, the Company’s primary reportable segment is community banking.  Community banking consists of lending and deposit gathering (as well as other banking-related products and services) to consumers and businesses and the support to deliver, fund, and manage such banking services. The Company’s mortgage banking segment provides residential mortgage products for the purpose of sale on the secondary market.

The Company’s results of operations are dominated by net interest income, the level of the provision for loan losses and noninterest expense of its community banking segment. The consolidated discussion, therefore, predominantly describes the community banking segment results.

Mortgage banking segment assets (which consist predominantly of loans held for sale) decreased $8.8 million, or 8.0%, to $100.2 million as of December 31, 2011 compared to $108.9 million as of December 31, 2010.  Additional details are provided in the “Loans Held for Sale” section.  The $4.4 million increase in mortgage banking revenues from the year ended December 31, 2010 to the year ended December 31, 2011 was attributable to increased margins on the sale of loans held for sale.  The major components of mortgage banking revenues include fees and premiums associated with the sale of residential loans held for sale, which are discussed in section “Mortgage Banking Income.” The major expenses for the mortgage banking segment are compensation, payroll taxes and other employee benefits, as well as occupancy, office furniture and equipment and other expenses, which are covered generally in the consolidated discussion in section “Noninterest Expense.”

-- 42 --

Total Interest Income. Total interest income decreased $10.6 million, or 11.8%, to $79.4 million during the year ended December 31, 2011 from $89.9 million during the year ended December 31, 2010.

Interest income on loans decreased $8.9 million, or 11.0%, to $72.3 million during the year ended December 31, 2011 from $81.2 million during the year ended December 31, 2010.  The decrease in interest income was primarily due to a $126.3 million, or 8.8%, decrease in the average balance of loans outstanding to $1.31 billion during the year ended December 31, 2011 from $1.44 billion during the year ended December 31, 2010.  The decrease in interest income on loans also reflects a 13 basis point decrease in the average yield on loans to 5.50% for the year ended December 31, 2011 from 5.63% for the year ended December 31, 2010.

Interest income from mortgage-related securities decreased $1.5 million, or 28.7%, to $3.8 million during the year ended December 31, 2011 from $5.4 million during the year ended December 31, 2010.  The decrease in interest income was primarily due to a 93 basis point decrease in the average yield on mortgage-related securities to 4.06% for the year ended December 31, 2011 from 4.99% during the year ended December 31, 2010.  The decrease in interest income from mortgage-related securities also reflects a $13.3 million, or 12.4%, decrease in the average balance of mortgage-related securities to $94.1 million for the year ended December 31, 2011 from $107.4 million during the year ended December 31, 2010.  The decline in the average balance of mortgage-related securities during the year ended December 31, 2011 reflects management’s decision to deemphasize investments in mortgage-related securities and emphasize more liquid, less volatile, government agency and municipal securities.

Finally, interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) decreased to $3.3 million for the year ended December 31, 2011 compared to $3.4 million for the year ended December 31, 2010.  Interest income decreased due to a 30 basis point decline in the average yield on other earning assets to 1.36% for the year ended December 31, 2011 from 1.66% for the comparable period in 2010.  The decline in average yield provided by these assets reflects the lower overall interest rate environment as opposed to a shift in investment strategy and product mix.  The decrease in interest income due to a decline in average yield was partially offset by an increase of $33.3 million, or 16.2%, in the average balance of other earning assets to $239.4 million during the year ended December 31, 2011 from $206.1 million during the year ended December 31, 2010.  The increase in average balance reflects a strategic shift towards investments which provide higher levels of liquidity.  The Company intends to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on loans and mortgage related securities.

Total Interest Expense. - Total interest expense decreased by $7.4 million, or 18.5%, to $32.8 million during the year ended December 31, 2011 from $40.3 million during the year ended December 31, 2010.  This decrease was the result of a decrease of 31 basis points in the average cost of funds to 2.15% for the year ended December 31, 2011 from 2.46% for the year ended December 31, 2010.  The decrease in interest expense resulted from a decrease in the average cost of funds as well as a decrease of $107.3 million, or 6.6%, in average interest bearing deposits and borrowings outstanding to $1.53 billion for the year ended December 31, 2011 compared to an average balance of $1.64 billion for the year ended December 31, 2010.

Interest expense on deposits decreased $5.7 million, or 27.2%, to $15.3 million during the year ended December 31, 2011 from $21.0 million during the year ended December 31, 2010.  This was due to a decrease in the cost of average deposits of 41 basis points to 1.41% for the year ended December 31, 2011 compared to 1.82% for the year ended December 31, 2010.  The decrease in the cost of deposits reflects the low interest rate environment due to the Federal Reserve’s low short term interest rate policy.  These rates are typically used by financial institutions in pricing deposit products.  The decrease in interest expense attributable to the decrease in the cost of deposits was compounded by a decrease of $71.9 million, or 6.2%, in the average balance of interest bearing deposits to $1.08 billion during the year ended December 31, 2011 from $1.16 billion during the year ended December 31, 2010.  During the year ended December 31, 2011, proceeds received from the loan principal pay downs were primarily utilized to maintain a higher than normal level of liquidity.  Consistent with the Bank’s liquidity needs and funding obligations the Bank has reduced its level of higher cost time deposits during the year ended December 31, 2011.

Interest expense on borrowings decreased $1.7 million, or 9.0%, to $17.5 million during the year ended December 31, 2011 from $19.3 million during the comparable period in 2010.  The decrease resulted from a $35.4 million, or 7.3%, decrease in average borrowings outstanding to $446.4 million during the year ended December 31, 2011 from $481.8 million during the year ended December 31, 2010.  The decrease in interest expense resulted from a decrease in the average balance as well as a decrease in the cost of borrowings of 7 basis points to 3.93% for the year ended December 31, 2011 compared to 4.00% for the year ended December 31, 2010.  The decreased use of borrowings as a source of funding during the year ended December 31, 2011 reflects our decision to utilize core deposits as our primary funding source.

Net Interest Income. - Net interest income decreased by $3.1 million, or 6.3%, to $46.5 million during the year ended December 31, 2011 as compared to $49.7 million during the year ended December 31, 2010.  The decrease in net interest income resulted primarily from a reduction in the loan portfolio during the year and a change in the composition of interest earning assets that became more weighted towards lower yielding other earning assets during the year ended December 31, 2011 as compared to the year ended December 31, 2010, partially offset by a decrease in time deposits and borrowings during the year ended December 31, 2011.

Provision for Loan Losses. – Our provision for loan losses decreased $3.8 million, or 14.5%, to $22.1 million during the year ended December 31, 2011, from $25.8 million during the year ended December 31, 2010.  While the provision for loan losses has decreased from the prior year, it remains at high levels.  These levels remain high due to continued general economic stress resulting in reduced levels of income earned by many of our borrowers combined with loan collateral values, primarily real estate, that remain at levels below those estimated at the time the loans were originally made.  These factors result in higher levels of actual loss experience which when applied to the portfolio in general require higher loan loss provisions.  They also result in more loans exhibiting risk characteristics that require estimated loan loss provisions in excess of our historical average experience rates.  These risk characteristics include reduced borrower cash flow, reduced borrower FICO scores and known declines in collateral value even though the loan may still be performing.  The provision for the year ended December 31, 2011 reflects $18.8 million of net loan charge-offs combined with continued weakness in local real estate markets which required an overall increase to the allowance for loan losses.  See the Asset Quality section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income. - Total noninterest income increased $4.2 million, or 10.9%, to $43.2 million during the year ended December 31, 2011 from $39.0 million during 2010.  The increase resulted primarily from an increase in mortgage banking income.

  Mortgage banking income increased $4.4 million, or 12.4%, to $39.8 million for the year ended December 31, 2011, compared to $35.5 million during the comparable period in 2010.  The $4.4 million increase in mortgage banking income was primarily the result of an increase in average sales margin which was driven by the following factors: an increase in pricing on all products in all geographic markets, a change in product mix towards real estate purchase loans which yield a higher margin than loans originated for the purpose of a refinancing and change in the geographic composition of origination activity towards higher yielding geographic markets.

     Despite the increase in pricing, overall loan origination volumes remained relatively consistent which reflects the continued strong demand for fixed-rate loans due in large part to historically low interest rates on these products.  While the loan origination volume remained relatively consistent during the years ended December 31, 2011 and 2010, there was a shift in the mix of loan purpose toward loans originated for the purpose of a residential property purchase, which yield a higher return, as opposed to a loan originated for the purpose of refinancing an existing mortgage loan.  During the year ended December 31, 2011, approximately 64% of all loans were originated for purchase and 36% were originated to refinance an existing loan.  During the year ended December 31, 2010, approximately 45% of all loans were originated for purchase and 55% were originated to refinance an existing loan.  In addition to the shift in product mix during the year ended December 31, 2011, there was a shift in origination volume by geographic market.  Loan origination volumes increased by a combined $164.1 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010 with respect to three of our higher yielding geographic markets.  In addition, during the same time frame, loan origination volumes decreased by approximately $165.5 million in one of our lower yielding geographic markets.  While margins increased in all markets, this shift in origination volumes by market, resulted in higher average margins during the year ended December 31, 2011.

-- 43 --

Noninterest Expense. - Total noninterest expense increased $10. million, or 14.4%, to $74.6 million during the year ended December 31, 2011 from $64.6 million during the year ended December 31, 2010.  The increase was primarily attributable to increased compensation, real estate owned expense and other noninterest expense.

Compensation, payroll taxes and other employee benefit expense increased $2.8 million, or 7.8%, to $39.2 million during the year ended December 31, 2011 compared to $36.3 million during the year ended December 31, 2010.  The increase in compensation is primarily the result of an increase in commissions paid to loan originators by our mortgage banking subsidiary and correlates to the increase in mortgage banking income.  Loan commissions increased by $2.9 million, or 40.0% to $10.0 million for the year ended December 31, 2011 from $7.2 million during the year ended December 31, 2010.

Real estate owned expense increased $5.6 million, or 84.4%, to $12.1 million during the year ended December 31, 2011 from $6.6 million during the comparable period in 2010.  Real estate owned expense includes the net operating and carrying costs related to the properties.  In addition, it includes net gain or loss recognized upon the sale of a foreclosed property, as well as write-downs recognized to maintain the properties at their estimated fair value.  The increase in real estate owned expense results from an increase in properties under management and an increase in write downs of asset values, which is reflective of a strategy to become more aggressive in pricing specific properties to expedite the sale process.  During the year ended December 31, 2011, net operating expense, which includes but is not limited to property taxes, maintenance and management fees, net of rental income increased $180,000, or 3.0%, to $6.1 million from $5.9 million during the year ended December 31, 2010.  The increase in net operating expense compared to the prior period resulted from an increase in the number of properties owned.  The average balance of real estate owned totaled $60.3 million for the year ended December 31, 2011 compared to $53.7 million for the year ended December 31, 2010.  Net losses recognized on write-down of real estate owned net of net gains on sales totaled $6.1 million during the year ended December 31, 2011, compared to $675,000 during the year ended December 31, 2010.

Other noninterest expense increased $1.0 or 15.8%, to $7.4 million during the year ended December 31, 2011 from $6.4 million during the comparable period in 2010.  The increase resulted from an increase in operational costs related to the expansion of our mortgage banking operations to $5.9 million for the year ended December 31, 2011from $4.6 million during 2010.

Income Taxes. - Despite a pre-tax loss, we recorded income tax expense of $562,000 for the year ended December 31, 2011.  Tax expense is comprised of current estimated expense of $1.2 million resulting from an IRS audit of tax years 2005 through 2009 which is still in progress, plus current estimated state income tax expense of $74,000 related to mortgage banking operations apportioned to states in which taxes are based on separate company operations partially offset by current income tax benefit of $736,000 for an intra-period tax allocation between other comprehensive income and loss from continuing operations, and represents an out-of-period adjustment for an error that originated beginning in 2008 that was corrected during the quarter ended June 30, 2011.  The correction of the error was not material to the years ended December 31, 2011 or 2010.

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

Total Interest Income. Total interest income decreased $8.6 million, or 8.7%, to $89.9 million during the year ended December 31, 2010 from $98.5 million during the year ended December 31, 2009.

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

-- 44 --

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

Net Interest Income. Net interest income increased by $5.8 million or 13.1%, to $49.7 million during the year ended December 31, 2010 as compared to $43.9 million during the year ended December 31, 2009.  Net interest income continues to be positively affected by lower short and medium term interest rates in 2010, as compared to 2009.  The increase in net interest income resulted primarily from a 46 basis point increase in our interest rate spread to 2.67% for the year ended December 31, 2010 from 2.21% for the year ended December 31, 2009.  The 46 basis point increase in the interest rate spread resulted from a 74 basis point decrease in the average cost of interest bearing liabilities, which was partially offset by a 28 basis point decrease in the average yield on interest earning assets.  The increase in net interest income resulting from an increase in our net interest rate spread was partially offset by a decrease in net interest income resulting from a change in the composition of interest earning assets.  While net interest earning assets increased $2.5 million, or 2.2%, to $116.4 million for the year ended December 31, 2010 from $114.0 million from the year ended December 31, 2009, the composition of interest earning assets shifted from loans to debt securities and short term investments, which yield a lower return.  The shift from loans towards debt securities and short term investments reflects an overall decrease in demand for loan products due to current economic conditions combined with the Company’s more stringent loan underwriting requirements.  The change in composition also reflects a strategic shift towards higher levels of liquidity.

Provision for Loan Losses. Our provision for loan losses decreased $855,000, or 3.2%, to $25.8 million during the year ended December 31, 2010, from $26.7 million during the year ended December 31, 2009.  While the provision for loan losses has decreased from the prior year, it remained at historically high levels.  These levels remain high due to continued general economic stress resulting in reduced levels of income earned by many of our borrowers combined with loan collateral values, primarily real estate, that remain at levels below those estimated at the time the loans were originally made.  These factors result in higher levels of actual loss experience which when applied to the portfolio in general require higher loan loss provisions.  They also result in more loans exhibiting risk characteristics that require estimated loan loss provisions in excess of our historical average experience rates.  These risk characteristics include reduced borrower global cash flow, reduced borrower FICO scores and known declines in collateral value even though the loan may still be performing.  The provision for the year ended December 31, 2010 was the result of $25.2 million of net loan charge-offs combined with continued weakness in local real estate markets which required an overall increase to the allowance for loan losses.  See the Asset Quality section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income. Total noninterest income increased $26.8 million to $39.0 million during the year ended December 31, 2010 from $12.2 million during the year ended December 31, 2009.  The increase primarily resulted from an increase in mortgage banking income.  Mortgage banking income increased $25.5 million to $35.5 million for the year ended December 31, 2010, compared to $10.0 million during the comparable period in 2009.    In addition to the increase in mortgage banking activity, the increase in noninterest income compared to the prior period resulted from an $1.1 million decrease in impairment charge on securities considered to be other than temporarily impaired.

Mortgage Banking Income. Mortgage banking income increased $25.5 million to $35.5 million during the year ended December 31, 2010 from $10.0 million during the year ended December 31, 2009.  The increase was the combined result of increased volume, increased sales margins, expansion of the branch network and the addition of mandatory loan delivery terms.  During the year ended December 31, 2010, mortgage banking expanded from 21 to 30 branch locations outside of the Bank branch network.  New branches were added in Illinois, Maryland, North Carolina, Colorado, Florida and Minnesota.

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

-- 45 --

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

Prior to 2010, the Company originated loans held for sale on a “best efforts” delivery basis.  Under the “best efforts” delivery method, the buyer of the loan, or investor, assumed all interest rate risk.  Just prior to the end of 2009, the Company began to originate loans for sale on a “mandatory” delivery basis.  Under the “mandatory” delivery method, the investor committed to buy only those loans that were originated within a specified yield to the buyer.  Higher fees are paid by the investor to the originator for “mandatory” delivery as compared to “best efforts” delivery in exchange for the assumption of interest rate risk.  Mortgage banking income increased by $2.7 million in 2010 over 2009 as a result of loans sold on a “mandatory” delivery method net of hedging gains and losses.

Noninterest Expense. Total noninterest expense increased $23.8 million, or 58.1%, to $64.6 million during the year ended December 31, 2010 from $40.9 million during the year December 31, 2009.  The increase was primarily attributable to increased compensation and other operating expenses.

Compensation, payroll taxes and other employee benefit expense increased $19.0 million, or 109.5%, to $36.3 million during the year ended December 31, 2010 compared to $17.3 million during the year ended December 31, 2009.  Total full-time equivalent employees increased by 77, or 14.9%, to 595 at December 31, 2010 from 518 at December 31, 2009 due to an expansion of our mortgage banking operations.  Total compensation, payroll taxes and other benefits at our mortgage banking subsidiary increased $18.8 million to $23.5 million for the year ended December 31, 2010 compared to $4.6 million during the year ended December 31, 2009.  This increase in expense is directly related to the 355% increase in mortgage banking income for year ended December 31, 2010 compared to December 31, 2009.  The $18.8 million increase in mortgage banking compensation, payroll taxes and benefits was comprised of an $8.2 million increase in commissions paid to loan officers, a $5.0 million increase in branch manager compensation, a $4.1 million increase in administrative payroll and a $1.5 million increase in payroll taxes and benefits.

Other noninterest expense increased $3.1 million or 94.3%, to $6.4 million during the year ended December 31, 2010 from $3.3 million during the year ended December 31, 2009.  The increase in other noninterest expense is a direct result of the increase in operational costs related to the expansion of our mortgage banking operations.

Income Taxes.  Despite a pre-tax loss, we recorded income tax expense of $52,000 for the year ended December 31, 2010 primarily due to differences between prior year estimates and actual tax returns filed plus state income tax due to taxable income generated by the mortgage banking subsidiary.  Due to the valuation allowance on our deferred tax assets, we were not able to record an income tax benefit related to the pre-tax loss incurred.  A current income tax benefit that would normally result from a pre-tax loss was offset by additional deferred tax expense due to an increase in the required valuation allowance.

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

-- 46 --

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 6.2% and 4.8% for the years ended December 31, 2011 and 2010.  The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets.  We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans.  We also adjust liquidity as appropriate to meet asset and liability management objectives.  The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the full Asset/Liability Committee.  Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.  Regulatory liquidity, as required by the Wisconsin Department of Financial Institutions, is based on current liquid assets as a percentage of the prior month’s average deposits and short-term borrowings.  Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings.  The Bank’s primary and total regulatory liquidity at December 31, 2011 were 16.47% and 16.93%, respectively.

Our primary sources of liquidity are deposits, repayment of loans, sales of loans held for sale, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows, loan prepayments and the origination and sale of loans held for sale are greatly influenced by market interest rates, economic conditions, and rates offered by our competitors.  However, effective March 1, 2010, our deposit rates were capped by the FDIC as a result of the consent order issued by federal and state regulators.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.  Additional sources of liquidity for the purpose of managing long- and short-term cash flows include advances from the FHLBC.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At December 31, 2011 and 2010, $80.4 million and $75.3 million, respectively, of our assets were invested in cash and cash equivalents.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage related securities, increases in deposit accounts, Federal funds purchased and advances from the FHLBC.

On October 10, 2007, the FHLBC entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC has received approval of the Director of the Office of Supervision of the Federal Housing Finance Board ("OS Director"). The order also provides that dividend declarations are subject to the prior written approval of the OS Director. We currently hold, at cost, $21.7 million of FHLBC stock, all of which we believe we will ultimately be able to recover.  During 2011, the FHLBC received authorization to resume dividend payments to its members and received authorization to initiate an excess stock repurchase plan.  Subject to a quarterly assessment of the FHLBC’s capacity to repurchase, the stock repurchase plan will allow for the repurchase of member bank’s excess stock that they no longer wish to hold.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

During the years ended December 31, 2011, 2010 and 2009, loan repayments net of loan originations generated positive cash flows of $42.7 million, $46.6 million and $62.3 million, respectively.  The decrease in loans receivable is reflective of the general decline in loan demand for variable-rate residential real estate mortgage loans combined with the Company’s tightened underwriting standards given the current economic conditions.  Cash received from the calls, maturities and principal repayments of debt and mortgage related securities totaled $93.5 million, $87.8 million and $58.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.  We purchased $100.0 million, $101.7 million and $72.4 million in debt and mortgage related securities classified as available for sale during the years ended December 31, 2011, 2010 and 2009, respectively.  We sold $3.3 million, $20.7 million and $515,000 in available for sale debt and mortgage related securities during the years ended December 31, 2011, 2010 and 2009, respectively.

Deposit flows are generally affected by the level of interest rates, market conditions and products offered by local competitors and other factors.  The net decrease in deposits was $94.2 million during the year ended December 31, 2011.  This compares to a net decrease in deposits of $19.4 million for the year ended December 31, 2010 and $31.0 million for the year ended December 31, 2009.  As a result of the consent order issued by state and federal regulators effective December 18, 2009, the Bank is prohibited from accepting or renewing brokered deposits and all other deposit rates are capped by the FDIC.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC, which provide an additional source of funds.  At December 31, 2011, we had $350.0 million in fixed-rate advances from the FHLBC, of which none were due within 12 months, but all of which are putable at the option of the FHLBC.  The weighted average rate on these advances was 3.88% as of December 31, 2011.

At December 31, 2011, we had outstanding commitments to originate loans of $14.3 million and unfunded commitments under construction loans, lines of credit and standby letters of credit of $38.4 million.  At December 31, 2011, certificates of deposit scheduled to mature in less than one year totaled $787.9 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as FHLBC advances or the Federal Reserve Discount Window to maintain our level of assets.  However, such borrowings may not be available on attractive terms, or at all, if and when needed.  Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available for sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

-- 47 --

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

WaterStone Bank has various financial obligations, including contractual obligations and commitments that may require future cash payments.  The following tables present information indicating various non-deposit contractual obligations and commitments of WaterStone Bank as of December 31, 2011 and the respective maturity dates.

Contractual Obligations

			More Than	More Than
			One Year	Three Years
		One Year or	Through	Through Five	Over Five
	Total	Less	Three Years	Years	Years
	(In Thousands)
Deposits without a stated maturity (4)	$172,559	$172,559	$-	$-	$-
Certificates of deposit (4)	878,733	787,854	75,272	15,592	15
Bank lines of credit (4)	27,138	27,138	-	-	-
Federal Home Loan Bank advances (1)	350,000	-	-	220,000	130,000
Repurchase agreements (2) (4)	84,000	-	-	-	84,000
Operating leases (3)	3,659	1,573	1,690	388	8
Salary continuation agreements	935	170	340	340	85
Total Contractual Obligations	$1,517,024	$989,294	$77,302	$236,320	$214,108
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
(4) Excludes interest.

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of December 31, 2011.

Other Commitments

			More than	More than
			One Year	Three
			through	Years
		One Year	Three	Through	Over Five
	Total	or Less	Years	Five Years	Years
	(In Thousands)
Real estate loan commitments(1)	$14,259	$14,259	$-	$-	$-
Unused portion of home equity lines of credit(2)	21,403	21,403	-	-	-
Unused portion of construction loans(3)	5,684	5,684	-	-	-
Unused portion of business lines of credit	10,347	10,347	-	-	-
Standby letters of credit	970	970	-	-	-
Total Other Commitments	$52,663	$52,663	$-	$-	$-
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

-- 48 --

Future Accounting Pronouncements

New accounting policies adopted by the Company during 2011 are discussed in Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements. The expected impact of accounting policies recently issued or proposed but not yet required to be adopted are discussed below.  To the extent the adoption of new accounting standards materially affects the Company’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.

In December 2011, the Financial Accounting Standards Board (FASB) issued amendments to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements with certain financial instruments and derivative instruments.  The amendments are effective for annual reporting periods beginning on or after January 1, 2013, with retrospective application to the disclosures of all comparative periods presented.  The Company will adopt the accounting standard during 2013, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.

In September 2011, the FASB issued amendments intended to simplify how entities test goodwill for impairment.  The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Under the guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value.  The amendments are effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The adoption of this accounting standard will not have an impact on the Company’s results of operations, financial position, and liquidity.
In June 2011, the FASB issued guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments are effective for interim and annual periods beginning after December 15, 2011 with retrospective application.  The Company will adopt the accounting standard during 2012, as required, with no expected material impact on its results of operations, financial position, and liquidity.  Subsequently, in December 2011, the FASB decided that the requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. Therefore, those requirements will not be effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2011.

In May 2011, the FASB issued guidance on measuring fair value to create common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  The amendments change the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements.  The amendments also clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements.  The amendments are effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the accounting standard during 2012, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.

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

-- 49 --

Quarterly Financial Information

The following table sets forth certain unaudited quarterly data for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2011 (unaudited)
Interest income	$20,337	$19,881	$19,572	$19,562
Interest expense	8,410	8,167	8,094	8,165
Net interest income	11,927	11,714	11,478	11,397
Provision for loan losses	4,875	5,281	6,006	5,915
Net interest income after provision for loan losses	7,052	6,433	5,472	5,482
Total noninterest income	6,797	10,177	13,602	12,653
Total noninterest expense	15,354	17,969	19,216	22,040
Income (loss) before income taxes	(1,505)	(1,359)	(142)	(3,905)
Income taxes (benefit)	39	(775)	64	1,234
Net income (loss)	$(1,544)	$(584)	$(206)	$(5,139)
Income (loss) per share – basic	$(0.05)	$(0.02)	$(0.01)	$(0.16)
Income (loss) per share - diluted	$(0.05)	$(0.02)	$(0.01)	$(0.16)

2010 (unaudited)
Interest income	$23,049	$22,026	$22,465	$22,393
Interest expense	10,616	10,051	9,935	9,667
Net interest income	12,433	11,975	12,530	12,726
Provision for loan losses	5,457	7,031	6,249	7,095
Net interest income after provision for loan losses	6,976	4,944	6,281	5,631
Total noninterest income	4,301	5,830	11,479	17,383
Total noninterest expense	11,101	11,874	18,253	23,399
Income (loss) before income taxes	176	(1,100)	(493)	(385)
Income taxes (benefit)	-	22	-	30
Net income (loss)	$176	$(1,122)	$(493)	$(415)
Income (loss) per share – basic	$0.01	$(0.04)	$(0.02)	$(0.01)
Income (loss) per share - diluted	$0.01	$(0.04)	$(0.02)	$(0.01)

-- 50 --

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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2011 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a negative impact on net interest income and earnings.

Percentage Increase (Decrease) in Estimated Net Annual Interest Income Over 12 Months

300 basis point gradual rise in rates	(0.70%)
200 basis point gradual rise in rates	(0.07%)
100 basis point gradual rise in rates	0.64%
Unchanged rate scenario	1.49%
100 basis point gradual decline in rates	2.01%
200 basis point gradual decline in rates	(0.32%)
300 basis point gradual decline in rates	(1.10%)

WaterStone Bank’s Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 25% for various levels of interest rate changes measured over a 12-month period when compared to the flat rate scenario.  In addition, projected changes in the economic value of equity are limited to a maximum decline of 35% for interest rate movements of up to 300 basis points when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  At December 31, 2011, a 100 basis point gradual increase in interest rates had the effect of increasing forecast net interest income by 0.64% while a 100 basis point decrease in rates had the effect of increasing net interest income by 2.01%.  At December 31, 2011, a 100 basis point gradual increase in interest rates had the effect of decreasing the economic value of equity by 0.86% while a 100 basis point decrease in rates had the effect of increasing the economic value of equity by 3.45%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

-- 51 --

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors

Waterstone Financial, Inc.:

We have audited the accompanying consolidated statements of financial condition of Waterstone Financial, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Milwaukee, Wisconsin
March 9, 2012

-- 52 --

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
December 31, 2011 and 2010

	December 31,
	2011	2010
Assets	(In Thousands, except share data)
Cash	$72,336	65,900
Federal funds sold	8,044	9,426
Interest-earning deposits in other financial institutions
and other short term investments	-	5
Cash and cash equivalents	80,380	75,331
Securities available for sale (at fair value)	206,519	203,166
Securities held to maturity (at amortized cost)
fair value of $2,542 in 2011 and $2,501 in 2010	2,648	2,648
Loans held for sale (at fair value)	88,283	96,133
Loans receivable	1,216,664	1,306,437
Less: Allowance for loan losses	32,430	29,175
Loans receivable, net	1,184,234	1,277,262

Office properties and equipment, net	27,356	28,196
Federal Home Loan Bank stock (at cost)	21,653	21,653
Cash surrender value of life insurance	36,749	35,385
Real estate owned	56,670	57,752
Prepaid expenses and other assets	8,359	11,440
Total assets	$1,712,851	1,808,966

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$68,457	67,735
Money market and savings deposits	104,102	103,403
Time deposits	878,733	974,391
Total deposits	1,051,292	1,145,529

Short-term borrowings	27,138	22,959
Long-term borrowings	434,000	434,000
Advance payments by borrowers for taxes	942	2,379
Other liabilities	33,107	31,879
Total liabilities	1,546,479	1,636,746

Shareholders’ equity:
Preferred stock (par value $.01 per share)
Authorized - 20,000,000 shares, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 200,000,000 shares in 2011 and 2010
Issued - 33,974,450 in 2011 and 2010
Outstanding - 31,250,097 in 2011 and 2010	340	340
Additional paid-in capital	110,894	109,953
Retained earnings	101,573	109,046
Unearned ESOP shares	(2,562)	(3,416)
Accumulated other comprehensive income, net of taxes	1,388	1,558
Treasury shares (2,724,353 shares), at cost	(45,261)	(45,261)
Total shareholders’ equity	166,372	172,220
Total liabilities and shareholders’ equity	$1,712,851	1,808,966

See accompanying notes to consolidated financial statements.

-- 53 --

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2011, 2010 and 2009

	Years ended December 31,
	2011	2010	2009
	(In Thousands, except per share amounts)

Interest income:
Loans	$72,269	81,161	87,847
Mortgage-related securities	3,822	5,360	7,101
Debt securities, federal funds sold and
short-term investments	3,261	3,412	3,540
Total interest income	79,352	89,933	98,488
Interest expense:
Deposits	15,289	20,989	34,484
Borrowings	17,547	19,280	20,093
Total interest expense	32,836	40,269	54,577
Net interest income	46,516	49,664	43,911
Provision for loan losses	22,077	25,832	26,687
Net interest income after provision for loan losses	24,439	23,832	17,224
Noninterest income:
Service charges on loans and deposits	1,078	1,093	1,191
Increase in cash surrender value of life insurance	1,124	1,138	1,236
Total other-than-temporary investment losses	(1,479)	-	(7,255)
Portion of loss recognized in other comprehensive income (before tax)	1,023	-	6,143
Net impairment losses recognized in earnings	(456)	-	(1,112)
Mortgage banking income	39,845	35,465	9,976
Other	1,638	1,297	917
Total noninterest income	43,229	38,993	12,208
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	39,159	36,323	17,335
Occupancy, office furniture, and equipment	6,488	5,762	4,822
Advertising	1,568	1,259	876
Data processing	1,400	1,372	1,413
Communications	968	902	693
Professional fees	1,648	1,689	1,334
Real estate owned	12,140	6,583	6,434
FDIC insurance premiums	3,814	4,353	4,683
Other	7,394	6,384	3,286
Total noninterest expenses	74,579	64,627	40,876
Loss before income taxes	(6,911)	(1,802)	(11,444)
Income tax expense (benefit)	562	52	(1,306)
Net loss	$(7,473)	(1,854)	(10,138)
Loss per share:
Basic	$(0.24)	(0.06)	(0.33)
Diluted	$(0.24)	(0.06)	(0.33)
Weighted average shares outstanding:
Basic	30,929,415	30,804,063	30,680,285
Diluted	30,929,415	30,804,063	30,680,285

See accompanying notes to consolidated financial statements.

-- 54 --

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2011, 2010 and 2009

						Accumulated
			Additional		Unearned	Other		Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Shares	Equity
	(In Thousands)
Balances at December 31, 2008	31,250	$340	107,839	119,921	(5,123)	(6,449)	(45,261)	171,267

Cumulative effect adjustment related to a change
in accounting principle related to available for sale	—	—	—	1,117	—	(669)	—	448
securities, net of taxes of $448
Comprehensive income (loss):
Net loss	—	—	—	(10,138)	—	—	—	(10,138)
Other comprehensive income:
Net unrealized holding gains on
available for sale securities arising during
the period, net of taxes of $1,804	—	—	—	—	—	4,451	—	4,451
Reclassification adjustment for net losses on
available for sale securities realized in net
income, net of taxes of $446	—	—	—	—	—	666	—	666
Total comprehensive loss								(4,573)
ESOP shares committed to be released to Plan
participants	—	—	(604)	—	854	—	—	250
Stock based compensation	—	—	1,648	—	—	—	—	1,648

Balances at December 31, 2009	31,250	340	108,883	110,900	(4,269)	(2,001)	(45,261)	168,592

Comprehensive income (loss):
Net loss	—	—	—	(1,854)	—	—	—	(1,854)
Other comprehensive income:
Net unrealized holding gains on
available for sale securities arising during
the period, net of taxes of $2,102	—	—	—	—	—	3,592	—	3,592
Reclassification adjustment for net gains on
available for sale securities realized in net
income, net of taxes of $22	—	—	—	—	—	(33)	—	(33)
Total comprehensive income								1,705
ESOP shares committed to be released to Plan
participants	—	—	(589)	—	853	—	—	264
Stock based compensation	—	—	1,659	—	—	—	—	1,659

Balances at December 31, 2010	31,250	340	109,953	109,046	(3,416)	1,558	(45,261)	172,220

Comprehensive income (loss):
Net loss	—	—	—	(7,473)	—	—	—	(7,473)
Other comprehensive income:
Net unrealized holding gains on
available for sale securities arising during
the period, net of taxes of $1,240	—	—	—	—	—	(201)	—	(201)
Reclassification adjustment for net gains on
available for sale securities realized in net
income, net of taxes of $22	—	—	—	—	—	31	—	31
Total comprehensive loss								(7,643)
ESOP shares committed to be released to Plan
participants	—	—	(652)	—	854	—	—	202
Stock based compensation	—	—	1,593	—	—	—	—	1,593

Balances at December 31, 2011	31,250	$340	110,894	101,573	(2,562)	1,388	(45,261)	166,372

See accompanying notes to consolidated financial statements.

-- 55 --

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2011, 2010 and 2009

	Years ended December 31,
	2011	2010	2009
	(In Thousands)

Operating activities:
Net loss	$(7,473)	(1,854)	(10,138)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Provision for loan losses	22,077	25,832	26,687
Provision for depreciation	1,842	1,859	1,970
Deferred income taxes	(735)	-	479
Stock based compensation	1,593	1,659	1,648
Net amortization of premium/discount on debt and
mortgage related securities	635	70	(218)
Amortization of unearned ESOP shares	202	264	250
Gain on sale of loans held for sale	(37,667)	(35,465)	(9,477)
Loans originated for sale	(1,027,346)	(1,084,362)	(739,179)
Proceeds on sales of loans originated for sale	1,072,863	1,068,746	716,596
(Increase) decrease in accrued interest receivable	37	424	(205)
Increase in cash surrender value of life insurance	(1,124)	(1,138)	(1,236)
Decrease in accrued interest on deposits and borrowings	(239)	(1,011)	(2,468)
Increase in other liabilities	211	7,565	1,626
Increase (decrease) in accrued tax payable	1,282	5,606	(2,732)
(Gain) loss on impairment or sale of securities	403	(55)	1,112
Gain on sale of office properties and equipment	(7)	(21)	(49)
Net realized and unrealized loss related to real estate owned	6,052	675	3,166
Other	2,484	(1,922)	284

Net cash provided by (used in) operating activities	35,090	(13,128)	(11,884)

Investing activities:
Net decrease in loans receivable	42,692	46,642	62,316
Purchases of:
Debt securities	(85,802)	(66,955)	(54,731)
Mortgage related securities	(14,184)	(34,700)	(17,701)
Premises and equipment, net	(1,021)	(925)	(3,820)
Bank owned life insurance	(240)	(306)	(306)
Proceeds from:
Principal repayments on mortgage-related securities	31,433	40,624	36,610
Maturities of debt securities	62,115	47,202	14,988
Sales of debt securities	—	14,023	515
Sales of mortgage-related securities	3,230	6,710	—
Calls of structured notes	—	—	7,289
Sales of foreclosed properties and other assets	23,231	33,577	24,334

Net cash provided by investing activities	61,454	85,892	69,494

Financing activities:
Net decrease in deposits	(94,237)	(19,361)	(31,007)
	4,179	(50,941)	20,900
Net increase (decrease) in advance payments by borrowers for taxes	(1,437)	1,749	(232)

Net cash used by financing activities	(91,495)	(68,553)	(10,339)
Increase in cash and cash equivalents	5,049	4,211	47,271
Cash and cash equivalents at beginning of year	75,331	71,120	23,849
Cash and cash equivalents at end of year	$80,380	75,331	71,120

Supplemental information:
Cash paid, credited or (received) during the period for:
Income tax payments (refunds)	69	(5,554)	(500)
Interest payments	33,076	41,013	57,045
Noncash investing activities:
Loans receivable transferred to other real estate	28,259	41,781	54,072
Non Cash financing activities:
Long-term FHLB advances reclassified to short-term	-	-	48,900

See Accompanying notes to consolidated financial statements.

-- 56 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

1)	Summary of Significant Accounting Policies

a)	Organization

The board of directors of WaterStone Bank (the Bank) adopted the Plan of Reorganization and related Stock Issuance Plan on May 17, 2005, as amended on June 3, 2005, under which Waterstone Financial, Inc. (the Company) was formed to become the mid-tier holding company for the Bank. In addition, Lamplighter Financial, MHC, a Federally-chartered mutual holding company, was formed to become the majority owner of Waterstone Financial, Inc. The Company’s outstanding common shares are 73.8% owned by Lamplighter Financial, MHC at December 31, 2011.

b)	Nature of Operations

The Company is a one-bank holding company with two operating segments – community banking and mortgage banking.  The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits to originate real estate, business and consumer loans.

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

-- 57 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

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

-- 58 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

g)	Loans Held for Sale

The origination of residential real estate loans is an integral component of the business of the Company. The Company generally sells its originations of long-term fixed interest rate mortgage loans in the secondary market. Gains and losses on the sales of these loans are determined using the specific identification method. The Company generally sells mortgage loans in the secondary market on a servicing released basis, however, servicing is retained on a limited basis when economic conditions so warrant. Mortgage loans originated for sale are generally sold within 45 days after closing.

The Company has elected to carry loans held for sale at fair value.  Fair value is generally determined by estimating a gross premium or discount, which is derived from pricing currently observable in the market.  The amount by which cost differs from market value is accounted for as a valuation adjustment to the carrying value of the loans.  Changes in value are included in mortgage banking income in the consolidated statements of operations.  The carrying value of loans held for sale included a market valuation adjustment of $3.2 million at December 31, 2011 and $1.8 million at December 31, 2010.

Costs to originate loans held for sale are expensed as incurred and are included on the appropriate noninterest expense lines of the statements of operations.  Salaries, commissions and related payroll taxes are the primary costs to originate and comprise approximately 71% of total mortgage banking noninterest expense.

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

A loan is accounted for as a troubled debt restructuring if the Company, for economic reasons related to the borrower’s financial condition, grants a concession to the borrower that it would not otherwise consider.  A troubled debt restructuring typically involves a modification of terms such as a reduction of the stated interest rate, a deferral of principal payments or a combination of both for a temporary period of time.  If the borrower was performing in accordance with the original contractual terms at the time of the restructuring, the restructured loan is accounted for on an accruing basis as long as the borrower continues to comply with the modified terms.  If the loan was not accounted for on an accrual basis at the time of restructuring, the restructured loan remains in non-accrual status until the loan returns to its original contractual terms and a positive payment history is established.

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

The appropriateness of the allowance for loan losses is approved quarterly by the Bank’s board of directors. The allowance reflects management’s best estimate of the amount needed to provide for the probable loss on impaired loans, as well as other credit risks of the Bank, and is based on a risk model developed and implemented by management and approved by the Bank’s board of directors.

Actual results could differ from this estimate, and future additions to the allowance may be necessary based on unforeseen changes in economic conditions. In addition, federal regulators periodically review the Bank’s allowance for loan losses. Such regulators have the authority to require the Bank to recognize additions to the allowance at the time of their examination.

-- 59 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

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

q)	Impact of Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, providing additional guidance for creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The provisions of this standard are effective for the first interim or annual period beginning on or after June 15, 2011 or July 1, 2011 for the Company, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of the update did not have a material effect on the Company’s financial statements at the date of adoption and is discussed in detail in Footnote 3 – Loans Receivable.

-- 60 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

2)	Securities Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities follow:

	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$33,561	1,857	(1)	35,417
Collateralized mortgage obligations
Government sponsored enterprise issued	32,650	559	(13)	33,196
Private label issued	19,475	16	(1,040)	18,451
Mortgage related securities	85,686	2,432	(1,054)	87,064

Government sponsored enterprise bonds	71,210	152	(13)	71,349
Municipal securities	37,644	1,744	(320)	39,068
Other debt securities	5,000	118	—	5,118
Debt securities	113,854	2,014	(333)	115,535

Certificates of Deposit	3,920	2	(2)	3,920
	$203,460	4,448	(1,389)	206,519

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$42,607	1,839	(116)	44,330
Collateralized mortgage obligations
Government sponsored enterprise issued	38,262	1,141	(126)	39,277
Private label issued	26,199	280	(1,032)	25,447
Mortgage related securities	107,068	3,260	(1,274)	109,054

Government sponsored enterprise bonds	57,327	391	(20)	57,698
Municipal securities	31,804	721	(1,405)	31,120
Other debt securities	5,000	294	—	5,294
Debt securities	94,131	1,406	(1,425)	94,112
	$201,199	4,666	(2,699)	203,166

The majority of the Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by one of the following government sponsored enterprises: FHLB, Fannie Mae or Freddie Mac.  At December 31, 2011, $46.6 million of the Company’s government sponsored enterprise bonds, $56.6 million of the Company’s mortgage related securities and $8.7 million of the Company’s municipal securities were pledged as collateral to secure repurchase agreement obligations of the Company.

The amortized cost and fair value of securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers or borrowers may have the right to prepay obligations with or without prepayment penalties.

-- 61 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

	December 31, 2011
	Amortized
	cost	Fair value
	(In Thousands)
Debt securities:
Due within one year	$8,719	8,736
Due after one year through five years	89,959	91,053
Due after five years through ten years	3,390	3,763
Due after ten years	15,706	15,903
Mortgage-related securities	85,686	87,064
	$203,460	206,519

Total proceeds and gross gains and losses from sales of investment securities available for sale for each of periods listed below.

		December 31,
	2011	2010	2009
Gross gains	$53	136	12
Gross losses	-	(81)	-
Gains on sale of investment securities, net	$53	55	12

Proceeds from sales of investment securities	$3,230	20,733	515

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	1,167	(1)	—	—	1,167	(1)
Collateralized mortgage obligations
Government sponsored enterprise issued	5,726	(13)	—	—	5,726	(13)
Private-label issue	—	—	15,408	(1,040)	15,408	(1,040)
Government sponsored enterprise bonds	12,487	(13)	—	—	12,487	(13)
Municipal securities	228	(87)	1,989	(233)	2,217	(320)
Certificates of Deposit	1,958	(2)	—	—	1,958	(2)
	$21,566	(116)	17,397	(1,273)	38,963	(1,389)

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	14,215	(116)	—	—	14,215	(116)
Collateralized mortgage obligations
Government sponsored enterprise issued	$13,145	(126)	—	—	13,145	(126)
Private-label issue	—	—	16,908	(1,032)	16,908	(1,032)
Government sponsored enterprise bonds	7,553	(20)	—	—	7,553	(20)
Municipal securities	7,206	(545)	3,619	(860)	10,825	(1,405)
	$42,119	(807)	20,527	(1,892)	62,646	(2,699)

-- 62 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

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

As of December 31, 2011, the Company had four securities which had been in an unrealized loss position for twelve months or longer, including one private-label collateralized mortgage obligation security and three municipal securities.  Based upon the aforementioned factors, the Company identified two collateralized mortgage obligation securities at December 31, 2011 with a combined amortized cost of $19.5 million for which a cash flow analysis was performed to determine whether an other-than-temporary impairment was warranted.  This evaluation indicated that the two collateralized mortgage obligations were other-than-temporarily impaired.  Estimates of discounted cash flows based on expected yield at time of original purchase, prepayment assumptions based on actual and anticipated prepayment speed, actual and anticipated default rates and estimated level of severity given the loan to value ratios, credit scores, geographic locations, vintage and levels of subordination related to the security and its underlying collateral resulted in a projected credit loss on the collateralized mortgage obligations.

During the year ended December 31, 2011, the Company’s analysis resulted in an estimate of approximately $456,000 in credit losses that was charged to earnings with respect to one of these two collateralized mortgage obligations.  This security had an amortized cost of $16.4 million and an estimated fair value of $15.4 million as of December 31, 2011.  The analysis with respect to the second collateralized mortgage obligation indicated no additional estimated credit loss.  This security had an amortized cost of $3.03 million and an estimated fair value of $3.04 million as of December 31, 2011.

The following table presents the change in other-than-temporary credit related impairment charges on collateralized mortgage obligations for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(in thousands)
Credit related impairments on securities as of December 31, 2009	$1,762
Credit related impairments related to a security for which other-than-temporary
impairment was not previously recognized	-
Reductions for increases in cash flows expected over the remaining life of
the securities	(122)
Credit related impairments on securities as of December 31, 2010	1,640
Credit related impairments related to a security for which other-than-temporary
impairment was not previously recognized	-
Increase in credit related impairments related to securities for which an other-than-
temporary impairment was previously recognized	456
Credit related impairments on securities as of December 31, 2011	$2,096

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

Securities Held to Maturity

As of December 31, 2011, the Company held one security that has been designated as held to maturity.  The security has an amortized cost of $2.6 million and an estimated fair value of $2.5 million.  The final maturity of this security is 2022, however, it is callable quarterly.  The Company has performed an assessment to determine whether this security is other than temporarily impaired and has determined that the security is not other than temporarily impaired at December 31, 2011.

-- 63 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

3)	Loans Receivable

Loans receivable at December 31, 2011 and 2010 are summarized as follows:

	December 31,
	2011	2010
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$498,788	584,014
Over four-family	552,240	542,602
Home equity	60,002	71,952
Construction and land	45,212	56,794
Commercial real estate	65,434	51,733
Consumer	109	154
Commercial loans	34,364	40,442
	1,256,149	1,347,691
Less:
Undisbursed loan proceeds	37,433	39,265
Unearned loan fees	2,052	1,989
	$1,216,664	1,306,437

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  While credit risks tend to be geographically concentrated in the Company’s Milwaukee metropolitan area and while 88.4% of the Company’s loan portfolio involves loans that are secured by residential real estate, there are no concentrations with individual or groups of related borrowers.  While the real estate collateralizing these loans is primarily residential in nature, it ranges from owner-occupied single family homes to large apartment complexes.  In addition, real estate collateralizing $94.3 million or 7.5% of total mortgage loans is located outside of the state of Wisconsin.

During the year ended December 31, 2011, $1.03 billion in residential loans were originated for sale.  During the same period, sales of loans held for sale totaled $1.04 billion, generating noninterest income of $39.8 million.   During the year ended December 31, 2011, the Company began selectively selling loans on a servicing retained basis.  The unpaid principal balance of loans serviced for others was $29.9 million and $6.3 million at December 31, 2011 and December 31, 2010, respectively. These loans are not reflected in the consolidated statements of financial condition.

Qualifying loans receivable totaling $715.7 million and $705.8 million are pledged as collateral against $350.0 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement at both December 31, 2011 and December 31, 2010.

-- 64 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

An analysis of past due loans receivable as of December 31, 2011 and 2010 follows:

	As of December 31, 2011

	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$12,650	5,536	40,001	58,187	438,549	496,736
Over four-family	13,044	2,630	8,946	24,620	527,620	552,240
Home equity	1,982	131	290	2,403	36,196	38,599
Construction and land	49	155	6,790	6,994	32,534	39,528
Commercial real estate	70	-	515	585	64,849	65,434
Consumer	8	-	-	8	101	109
Commercial loans	543	-	70	613	23,405	24,018
Total	$28,346	8,452	56,612	93,410	1,123,254	1,216,664

	As of December 31, 2010
Mortgage loans:
Residential real estate:
One- to four-family	$13,220	7,887	44,055	65,162	516,864	582,026
Over four-family	1,639	2,366	12,307	16,312	526,290	542,602
Home equity	497	96	207	800	45,349	46,149
Construction and land	586	1,326	2,754	4,666	49,295	53,961
Commercial real estate	574	222	1,101	1,897	49,836	51,733
Consumer	-	-	-	-	154	154
Commercial loans	394	-	1,432	1,826	27,986	29,812
Total	$16,910	11,897	61,856	90,663	1,215,774	1,306,437

(1)	Includes $4.6 million and $3.5 million for December 31, 2011 and 2010, respectively, which are on non-accrual status.
(2)	Includes $1.4 million and $3.0 million for December 31, 2011 and 2010, respectively, which are on non-accrual status.
(3)	Includes $15.7 million and $15.8 million for December 31, 2011 and 2010, respectively, which are on non-accrual status.

As of December 31, 2011 and 2010, there are no loans that are 90 or more days past due and still accruing interest.

A summary of the activity for the years ended December 31, 2011, 2010 and 2009 in the allowance for loan losses follows:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Year ended December 31, 2009
Balance at beginning of period	$14,218	6,844	1,027	2,137	445	39	457	25,167
Provision for loan losses	17,078	1,645	1,475	4,378	1,185	12	914	26,687
Charge-offs	(13,602)	(3,304)	(861)	(3,957)	(910)	(9)	(1,000)	(23,643)
Recoveries	181	23	1	77	-	1	-	283
Balance at end of period	$17,875	5,208	1,642	2,635	720	43	371	28,494

Year ended December 31, 2010
Balance at beginning of period	$17,875	5,208	1,642	2,635	720	43	371	28,494
Provision for loan losses	15,054	5,053	170	2,934	525	(3)	2,099	25,832
Charge-offs	(16,906)	(3,439)	(619)	(2,319)	(575)	(13)	(1,470)	(25,341)
Recoveries	127	55	3	2	1	1	1	190
Balance at end of period	$16,150	6,877	1,196	3,252	671	28	1,001	29,175

Year ended December 31, 2011
Balance at beginning of period	$16,150	6,877	1,196	3,252	671	28	1,001	29,175
Provision for loan losses	12,567	5,331	1,429	1,346	998	9	397	22,077
Charge-offs	(11,553)	(3,996)	(634)	(1,745)	(734)	(10)	(619)	(19,291)
Recoveries	311	40	7	69	6	1	35	469
Balance at end of period	$17,475	8,252	1,998	2,922	941	28	814	32,430

-- 65 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended December 31, 2011 follows:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans
individually evaluated for impairment	$5,707	3,719	803	2,077	-	-	269	12,575
Allowance related to loans
collectively evaluated for impairment	11,768	4,533	1,195	845	941	28	545	19,855

Balance at end of period	$17,475	8,252	1,998	2,922	941	28	814	32,430

Loans individually evaluated for impairment	$68,321	40,783	2,227	8,436	515	-	1,115	121,397

Loans collectively evaluated for impairment	428,415	511,457	36,372	31,092	64,919	109	22,903	1,095,267

Total gross loans	$496,736	552,240	38,599	39,528	65,434	109	24,018	1,216,664

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended December 31, 2010 follows:

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

-- 66 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of December 31, 2011 and 2010:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
At December 31, 2011	(In Thousands)

Substandard	$68,566	37,502	3,188	8,436	1,114	-	1,116	119,922

Watch	14,341	16,993	721	6,199	1,549	-	1,108	40,911

Pass	413,829	497,745	34,690	24,893	62,771	109	21,794	1,055,831
	$496,736	552,240	38,599	39,528	65,434	109	24,018	1,216,664

At December 31, 2010

Substandard	$72,846	25,071	1,874	9,569	1,936	-	2,557	113,853

Watch	24,343	30,877	1,401	14,394	892	-	706	72,613

Pass	484,837	486,654	42,874	29,998	48,905	154	26,549	1,119,971
	$582,026	542,602	46,149	53,961	51,733	154	29,812	1,306,437

-- 67 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

Factors that are important to managing overall credit quality include sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an allowance for loan losses, and sound non-accrual and charge-off policies.  Our underwriting policies require an officers’ loan committee review and approval of all loans in excess of $500,000.  In addition, an independent loan review function exists for all loans.  Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans.  To do so, we maintain a loan review system under which our credit management personnel review non-owner occupied one- to four-family, over four-family, construction and land, commercial real estate and commercial loans that individually, or as part of an overall borrower relationship exceed $1.0 million in potential exposure.  Loans meeting these criteria are reviewed on an annual basis, or more frequently, if the loan renewal is less than one year.  With respect to this review process, management has determined that pass loans include loans that exhibit acceptable financial statements, cash flow and leverage.  Watch loans have potential weaknesses that deserve management’s attention, and if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit.  Substandard loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged.  These loans generally have a well-defined weakness that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Finally, a loan is considered to be impaired when it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management has determined that all non-accrual loans and loans modified under troubled debt restructurings meet the definition of an impaired loan.

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

The following tables present data on impaired loans at December 31, 2011 and 2010.

	As of or for the Year Ended December 31, 2011
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Int Paid YTD
Total Impaired with Reserve
One- to four-family	$25,735	25,913	5,707	178	26,093	579
Over four-family	21,268	21,648	3,719	380	21,846	761
Home equity	1,428	1,428	803	-	1,448	2
Construction and land	6,543	6,543	2,077	-	6,543	113
Commercial real estate	-	-	-	-	-	-
Commercial	1,033	1,033	269	-	1,037	42
	$56,007	56,565	12,575	558	56,967	1,497

Total Impaired with no Reserve

One- to four-family	$42,586	48,482	-	5,896	48,552	1,448
Over four-family	19,515	21,264	-	1,749	21,535	780
Home equity	799	799	-	-	833	3
Construction and land	1,893	3,413	-	1,520	3,413	60
Commercial real estate	515	539	-	24	538	17
Commercial	82	100	-	18	90	-
	$65,390	74,597	-	9,207	74,961	2,308

Total Impaired

One- to four-family	$68,321	74,395	5,707	6,074	74,645	2,027
Over four-family	40,783	42,912	3,719	2,129	43,381	1,541
Home equity	2,227	2,227	803	-	2,281	5
Construction and land	8,436	9,956	2,077	1,520	9,956	173
Commercial real estate	515	539	-	24	538	17
Commercial	1,115	1,133	269	18	1,127	42
	$121,397	131,162	12,575	9,765	131,928	3,805

The difference between a loan’s recorded investment and the unpaid principal balance represents a partial charge-off resulting from a confirmed loss due to the value of the collateral securing the loan being below the loan balance and management’s assessment that the full collection of the loan balance is not likely.

-- 68 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

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

	As of or for the Year Ended December 31, 2010
	Recorded Investment	Unpaid Pricipal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Int Paid YTD
Total Impaired with Reserve
One- to four-family	$42,186	44,505	5,775	2,319	50,785	1,277
Over four-family	20,200	20,460	2,548	260	24,305	191
Construction and land	9,550	9,770	2,112	220	12,569	243
Commercial real estate	976	2,730	162	1,754	938	3
Home equity	565	565	311	-	628	19
Commercial	584	584	185	-	313	30
	$74,061	78,614	11,093	4,553	89,538	1,763

Total Impaired with no Reserve

One- to four-family	$36,248	43,567	-	7,319	40,598	1,167
Over four-family	10,088	13,527	-	3,439	13,947	481
Construction and land	2,787	5,859	-	3,072	1,491	10
Commercial real estate	862	1,030	-	168	2,084	27
Home equity	239	239	-	-	733	13
Commercial	1,446	1,446	-	-	2,409	16
	$51,670	65,668	-	13,998	61,262	1,714

Total Impaired

One- to four-family	$78,434	88,072	5,775	9,638	91,383	2,444
Over four-family	30,288	33,987	2,548	3,699	38,252	672
Construction and land	12,337	15,629	2,112	3,292	14,060	253
Commercial real estate	1,838	3,760	162	1,922	3,022	30
Home equity	804	804	311	-	1,361	32
Commercial	2,030	2,030	185	-	2,722	46
	$125,731	144,282	11,093	18,551	150,800	3,477

-- 69 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower’s intent and ability to make all principal and interest payments in accordance with contractual terms.  The evaluation process is subject to the use of significant estimates and actual results could differ from estimates.  This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis.  In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan.  Of the total $65.4 million of impaired loans as of December 31, 2011 for which no allowance has been provided, $9.2 million in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loan’s net realizable value, using the estimated fair value of the underlying collateral.  To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At December 31, 2011, total impaired loans includes $55.4 million of troubled debt restructurings.  The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate.  The restructured terms are typically in place for six to twelve months.  At December 31, 2010, total impaired loans included $36.5 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of December 31, 2011
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$8,293	26	$26,773	93	$35,066	119
Over four-family	14,845	13	2,453	8	17,298	21
Home equity	43	1	1,024	4	1,067	5
Construction and land	1,408	1	79	1	1,487	2
Commercial real estate	-	-	452	1	452	1
Commercial	-	-	42	2	42	2

	$24,589	41	$30,823	109	$55,412	150

	As of December 31, 2010
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$21,676	76	$2,360	16	$24,036	92
Over four-family	8,716	9	-	-	8,716	9
Home equity	92	2	43	1	135	3
Construction and land	2,847	5	-	-	2,847	5
Commercial real estate	261	1	476	1	737	2

	$33,592	93	$2,879	18	$36,471	111

Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure.  Typical restructured terms include six to twelve months of principal forbearance, a reduction in interest rate or both.  In no instances have the restructured terms included a reduction of outstanding principal balance.  At December 31, 2011, $55.4 million in loans had been modified in troubled debt restructurings and $30.8 million of these loans were included in the non-accrual loan total.  The remaining $24.6 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continued to be included with accruing loans.  Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.  During 2011, the Company adopted Accounting Standards Update 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which provided additional guidance for creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. Based upon the provisions of this standard, the Company determined that 40 loans totaling $10.8 million not previously classified as troubled debt restructurings met the definition of a troubled debt restructuring set forth under the ASU 2011-02.  In all cases, the $10.8 million in loans were modified under a legal agreement such as a bankruptcy plan or a stipulation agreement meant to prevent a foreclosure.  In all cases, these loans had previously been, and continue to be classified as impaired, substandard and nonperforming.  As each loan had been previously identified as impaired, an impairment review had been performed with respect to each loan and appropriate provisions for loan loss had been provided in prior periods.  As such, the classification of these loans as troubled debt restructurings had no impact on the allowance for loan losses.

-- 70 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

All loans that have been modified in a troubled debt restructuring are considered to be impaired.  As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve.  When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate.  When there is doubt as to the borrower’s ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral.  As a result of the impairment analysis, a $6.2 million valuation allowance has been established as of December 31, 2011 with respect to the $55.4 million in troubled debt restructurings.  As of December 31, 2010, $1.4 million in valuation allowance had been established with respect to the $36.5 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status.  If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type at December 31, 2011 and 2010:

	As of December 31, 2011
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal
forbearance	22,752	61	6,564	22	29,316	83
Principal forbearance	3,894	29	1,771	9	5,665	38
Interest reduction	20,006	27	425	2	20,431	29
	$46,652	117	8,760	33	55,412	150

	As of December 31, 2010
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal
forbearance	15,690	58	1,753	10	17,444	68
Principal forbearance	4,064	16	94	1	4,158	17
Interest reduction	14,870	26	-	-	14,870	26
	$34,624	100	1,847	11	36,472	111

The following presents data on troubled debt restructurings:

	For the Year Ended December 31, 2011
	Amount	Number
	(dollars in thousands)
Loans modified as a troubled debt restructure
One- to four-family	$23,049	86
Over four-family	10,340	12
Home equity	1,062	3
	$34,451	101

Troubled debt restructuring modified within the
past twelve months for which there was a default
One- to four-family	$702	6
	$702	6

-- 71 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

The following table presents data on non-accrual loans:

	As of December 31,
	2011	2010
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$55,609	56,759
Over four-family	13,680	20,587
Home equity	1,334	712
Construction and land	6,946	3,013
Commercial real estate	514	1,577
Commercial	135	1,530
Consumer	-	-
Total non-accrual loans	$78,218	84,178

Total non-accrual loans to total loans, net	6.43%	6.44%
Total non-accrual loans and performing troubled
debt restructurings to total loans receivable	8.45%	9.01%
Total non-accrual loans to total assets	4.57%	4.65%

4)	Office Properties and Equipment

Office properties and equipment are summarized as follows:

	December 31,
	2011	2010
	(In Thousands)

Land	$6,959	6,959
Office buildings and improvements	29,583	29,400
Furniture and equipment	10,679	10,379
	47,221	46,738
Less accumulated depreciation	(19,865)	(18,542)
	$27,356	28,196

The Company and certain subsidiaries are obligated under non-cancelable operating leases for other facilities and equipment.  Rent expense totaled $2.6 million and $1.9 million for the years ended December 31, 2011 and 2010, respectively.  The appropriate minimum annual commitments under all non-cancelable lease agreements as of December 31, 2011 are as follows:

Operating
leases
(In Thousands)
Within one year	$1,573
One to two years	997
Two to three years	693
Three to four years	255
Four through five years	133
After five years	8
Total	$3,659

-- 72 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

5)	Real Estate Owned

Real estate owned is summarized as follows:

	December 31,
	2011	2010
	(In Thousands)

One- to four-family	$27,449	28,142
Over four-family	16,231	14,903
Construction and land	8,796	9,926
Commercial real estate	4,194	4,781
	$56,670	57,752

During the year ended December 31, 2011, the Company transferred $28.3 to real estate owned from the loan portfolio.  During the same period the Company sold approximately $22.4 million of real estate owned.  During the year ended December 31, 2010, transfers from the loan portfolio to real estate owned totaled $41.8 million and sales of real estate owned totaled $33.5 million.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write-downs totaling $6.8 million and $2.1 million, respectively during the years ended December 31, 2011 and 2010.

6)	Deposits

At December 31, 2011 and 2010, time deposits with balances greater than $100,000 amounted to $232.8 million and $271.7 million, respectively.  Time deposits at December 31, 2011 and 2010 also include brokered deposits of $399,000 and $14.4 million, respectively.

A summary of interest expense on deposits is as follows:

	Years ended December 31,
	2011	2010	2009
	(In Thousands)
			$
Interest-bearing demand deposits	30	37		35
Money market and savings deposits	369	493		534
Time deposits	14,890	20,459		33,915
	$15,289	20,989		34,484

A summary of the contractual maturities of time deposits at December 31, 2011 is as follows:

(In Thousands)
Within one year	$787,854
One to two years	64,791
Two to three years	10,481
Three to four years	10,789
Four through five years	4,803
After five years	15
$878,733

-- 73 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

7)	Borrowings

Borrowings consist of the following:

	December 31, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(In Thousands)

Bank line of credit	$27,138	4.50%	22,959	4.75%

Federal Home Loan Bank (FHLB) advances maturing:
2016	220,000	4.34%	220,000	4.34%
2017	65,000	3.19%	65,000	3.19%
2018	65,000	2.97%	65,000	2.97%

Repurchase agreements maturing:
2018	84,000	3.96%	84,000	3.96%
	$461,138	3.93%	456,959	3.94%

The bank line of credit is the outstanding portion of a revolving line with an unrelated bank.  The $50.0 million line of credit is utilized by Waterstone Mortgage Corporation to finance loans originated for sale.  The line of credit is secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed.

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

The $84.0 million in repurchase agreements have rates ranging from 2.89% to 4.31% callable quarterly until maturity.  The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $103.3 million at December 31, 2011.

The Company selects loans that meet underwriting criteria established by the Federal Home Loan Bank Chicago (FHLBC) as collateral for outstanding advances. The Company’s borrowings at the FHLBC are limited to 65% of the carrying value of unencumbered one- to four-family mortgage loans, 30% of the carrying value of home equity loans and 45% of the carrying value of over four-family loans. In addition, these advances are collateralized by FHLBC stock of $21.7 million at December 31, 2011 and 2010, respectively. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.  On December 18, 2009, WaterStone Bank entered into a consent order with its federal and state bank regulators whereby it has agreed to maintain a minimum Tier 1 capital ratio of 8.50% and a minimum total risk based capital ratio of 12.00%.  At December 31, 2011, these higher capital requirements were satisfied.  The consent order also requires that the Bank perform a study to confirm that the Bank is a well managed institution; manage its bad loans and real estate acquired in foreclosure; and adopt a two year capital plan.  The consent order prohibits the payment of cash dividends or repurchases of common stock, and restricts the ability of the Company to incur debt, in each case without the prior regulatory non-objection.    At December 31, 2011, the Company is in compliance with all requirements of the consent order.

-- 74 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

As of December 31, 2011 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as quantitatively “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category, however, the outstanding consent order limits transactions otherwise available to “well capitalized” banks, such as acceptance of brokered deposits.

As a state-chartered savings bank, the Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.

The actual and required capital amounts and ratios for the Bank as of December 31, 2011 and 2010 are presented in the table below:

	December 31, 2011
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)

WaterStone Bank
Total capital (to risk-weighted assets)	$174,144	14.58%	95,579	8.00%	119,474	10.00%
Tier I capital (to risk-weighted assets)	158,994	13.31%	47,790	4.00%	71,684	6.00%
Tier I capital (to average assets)	158,994	9.16%	69,447	4.00%	86,808	5.00%
State of Wisconsin (to total assets)	158,994	9.31%	102,463	6.00%	N/A	N/A

	December 31, 2010
WaterStone Bank
Total capital (to risk-weighted assets)	$180,718	14.13%	102,324	8.00%	127,905	10.00%
Tier I capital (to risk-weighted assets)	164,568	12.87%	51,162	4.00%	76,743	6.00%
Tier I capital (to average assets)	164,568	8.83%	74,567	4.00%	93,208	5.00%
State of Wisconsin (to total assets)	164,568	9.12%	108,228	6.00%	N/A	N/A

9)	Stock Based Compensation

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

Assumptions are used in estimating the fair value of stock options granted.  The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the SEC simplified approach to calculating expected term.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on the historical volatility for a group of selected peers.  The following assumptions were used in estimating the fair value of options granted in the year ended December 31, 2010 and 2009.  There were no options granted during the year ended December 31, 2011.

	2010	2009
Dividend Yield	0.00%	0.00%
Risk-free interest rate	0.25%	0.40%
Expected volatility	75.67%	31.86%
Weighted average expected life	6.5 years	6.5 years
Weighted average per share value of options	$2.54	$1.51

-- 75 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

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

A summary of the Company’s stock option activity for the years ended December 31, 2011, 2010 and 2009 is presented below.

			Weighted Average	Aggregate
		Weighted Average	Years Remaining in	Instrinsic Value
Stock Options	Shares	Exercise Price	Contractual Term	(000's)
Outstanding December 31, 2008	767,500	17.59	8.03	-
Options exercisable at December 31, 2008	152,500	17.63	8.02	-

Granted	10,000	$4.65		-
Excercised	-			-
Forfeited	(20,000)	17.67		-
Outstanding December 31, 2009	757,500	17.41	7.07	-
Options exercisable at December 31, 2009	298,000	17.60	7.03	-

Granted	50,000	$3.80		-
Excercised	-			-
Forfeited	(5,000)	17.67		-
Outstanding December 31, 2010	802,500	16.44	6.34	-
Options exercisable at December 31, 2010	446,500	17.54	6.04	-

Granted	-			-
Excercised	-			-
Forfeited	(10,000)	17.16		-
Outstanding December 31, 2011	792,500	16.32	5.37	-
Options exercisable at December 31, 2011	599,000	17.28	5.12	-

The following table summarizes information about the Company’s nonvested stock option activity for the years ended December 31, 2011 and 2010:

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2009	459,500	$6.13
Granted	50,000	2.54
Vested	(150,500)	6.17
Forfeited	(3,000)	6.27
Nonvested at December 31, 2010	356,000	5.60

Nonvested at December 31, 2010	356,000	$5.60
Granted	-
Vested	(160,500)	5.79
Forfeited	(2,000)	6.04
Nonvested at December 31, 2011	193,500	5.31

-- 76 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

The Company amortizes the expense related to stock options as compensation expense over the vesting period.  During the year ended December 31, 2011, 10,000 were forfeited, of which 8,000 had vested in prior years.  During the year ended December 31, 2010, 50,000 options were granted and 5,000 were forfeited, of which 2,000 had vested in prior years.  During the year ended December 31, 2009, 10,000 options were granted and 20,000 were forfeited, of which 4,000 had vested in the prior year.  Expense for the stock options granted of $745,000, $810,000 and $804,000 was recognized during the years ended December 31, 2011, 2010 and 2009, respectively.  At December 31, 2011, the Company had $133,000 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 35 months.

The following table summarizes information about the Company’s restricted stock shares activity for the years ended December 31, 2011 and 2010:

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Nonvested at December 31, 2009	150,600	$17.02
Granted	-	-
Vested	(49,200)	17.24
Forfeited	-	-
Nonvested at December 31, 2010	101,400	16.91

Nonvested at December 31, 2010	101,400	$16.91
Granted	-	-
Vested	(49,200)	17.24
Forfeited	-	-
Nonvested at December 31, 2011	52,200	16.61

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period.  During the years ended December 31, 2011 and 2010, no shares of restricted stock were awarded and no shares were forfeited.  During the year ended December 31, 2009, 5,000 shares of restricted stock were awarded and 4,800 were forfeited.  Expense for the restricted stock awards of $848,000, $848,000 and $845,000 was recorded for the years ended December 31, 2011, 2010 and 2009, respectively.  At December 31, 2011, the Company had $29,000 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period 25 months.

10)	Employee Benefit Plans

The Company has two 401(k) profit sharing plans and trusts covering substantially all employees.  WaterStone Bank employees over 18 years of age are immediately eligible to participate in the Bank’s Plan.  Waterstone Mortgage employees over 21 years of age are eligible to participate in its Plan as of the first of the month following their date of employment.  Participating employees may annually contribute pretax compensation in accordance with IRS limits. The Company made no contributions to the Plans during the years ended December 31, 2011, 2010 and 2009.

The Company has a nonqualified salary continuation plan for one former employee. This agreement provides for payments of specific amounts over a 10-year period subsequent to the employee’s retirement. The deferred compensation liability was accrued ratably to the employee’s respective normal retirement date. Payments made to the retired employee reduce the liability. As of December 31, 2011 and 2010, approximately $826,000 and $960,000 was accrued related to this plan. This agreement is funded by a life insurance policy with a death benefit of $6.1 million and a cash surrender value of $2.9 million and $2.6 million at December 31, 2011 and 2010, respectively. The former employee has no interest in this policy.  There was no expense for compensation under this agreement during the years ended December 31, 2011, 2010 and 2009.

11)	Employee Stock Ownership Plan

All employees are eligible to participate in the WaterStone Bank Employee Stock Ownership Plan (the “Plan”) after they attain twenty-one years of age and complete twelve consecutive months of service in which they work at least 1,000 hours of service.  The Plan borrowed $8.5 million from the Company and purchased 761,515 shares of common stock of the Company in the open market.  The Plan debt is secured by shares of the Company.  The Company has committed to make annual contributions to the Plan necessary to repay the loan, including interest.  The loan is scheduled to be repaid in ten annual installments.  While the shares are not released and allocated to Plan participants until the loan payment is made, the shares are deemed to be earned and are therefore, committed to be released throughout the service period.  As such, one-tenth of the shares are scheduled to be released annually as shares are earned over a period of ten years, beginning with the period ended December 31, 2005.  As the debt is repaid, shares are released from collateral and allocated to active participant accounts.  The shares pledged as collateral are reported as unearned ESOP shares in the consolidated statement of financial condition.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair market price of the shares, and the shares become outstanding for earnings per share computations.  Compensation expense attributed to the ESOP was $202,000, $264,000 and $250,000, respectively for the years ended December 31, 2011, 2010 and 2009.

The aggregate activity in the number of unearned ESOP shares, considering the allocation of those shares committed to be released as of December 31, is as follows:

	2011	2010
Beginning ESOP shares	304,605	380,757
Shares committed to be released	(76,152)	(76,152)
Unreleased shares	228,453	304,605

Fair value of unreleased shares (in thousands)	$432	990

-- 77 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

12)	Income Taxes

The provision (benefit) for income taxes for the year ended December 31, 2011, 2010 and 2009 consists of the following:

	Years ended December 31,
	2011	2010	2009
	(In Thousands)
Current:
Federal	$1,216	30	(1,319)
State	81	22	(466)
	1,297	52	(1,785)
Deferred:
Federal	(590)	—	812
State	(145)	—	(333)
	(735)	—	479
Total	$562	52	(1,306)

The income tax provisions differ from that computed at the Federal statutory corporate tax rate for the years ended December 31, 2011, 2010 and 2009 as follows:

	Years ended December 31,
	2011	2010	2009
	(Dollars In Thousands)

Loss before income taxes	$(6,911)	(1,802)	(11,444)
Tax at Federal statutory rate (35%)	(2,419)	(631)	(4,005)
Add (deduct) effect of:
State income taxes
net of Federal income tax benefit (expense)	(41)	14	(519)
Cash surrender value of life insurance	(393)	(398)	(433)
Non-deductible ESOP and stock
option expense	119	168	151
Tax-exempt interest income	(254)	(294)	(439)
Change in valuation allowance on deferred taxes	2,921	1,281	3,983
Intra-period tax allocation between other
comprehensive income and loss from operations	(591)	-	-
Increase in tax exposure reserve	1,216	-	-
Other	4	(88)	(44)
Income tax provision (benefit)	562	52	(1,306)
Effective tax rate	(8.1%)	(2.9%)	11.4%

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

The current year net income expense includes a federal and state benefit of $736,000 due to an intra-period tax allocation between other comprehensive income and loss from continuing operations representing an out-of-period adjustment for an error that originated beginning in 2008 that was corrected during the quarter ended June 30, 2011.  The correction of the error was not material to the year ended December 31, 2011.  The impact of this error to all prior periods was not deemed to be material.

Estimated tax expense related to the IRS audit of the Company’s 2005 through 2009 tax returns is primarily due to temporary differences between book and tax expenses related to real estate owned, loan loss charge-offs and fixed and determinable expenses paid prior to filing the tax returns.  The current expense related to these items was offset by deferred tax benefit to be realized in future periods.  However, the related deferred tax assets are fully off-set by deferred tax asset valuation allowances thus no deferred tax benefit has been recognized.

-- 78 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

The significant components of the Company’s net deferred tax assets (liabilities) included in prepaid expenses and other assets are as follows at December 31, 2011 and 2010:

	December 31,
	2011	2010
Gross deferred tax assets:	(In Thousands)
Excess book depreciation	$617	903
Compensation agreements	335	374
Restricted stock and stock options	1,252	1,047
Allowance for loan losses	13,113	11,292
Real estate owned write-downs	4,826	2,037
Interest recognized for tax but not books	1,169	1,330
Federal NOL carryforward	915	705
State NOL carryforward	1,563	1,132
Unrealized loss on impaired securities	841	635
Other	213	275
Total gross deferred tax assets	24,844	19,730
Valuation allowance	(21,270)	(15,990)
Deferred tax assets	3,574	3,740
Gross deferred tax liabilities:
Unrealized gain on securities available for sale, net	(1,228)	(789)
FHLB stock dividends	(931)	(898)
Deferred loan fees	(859)	(971)
Deferred liabilities	(3,018)	(2,658)
Net deferred tax assets	$556	1,082

The Company has a Federal NOL carry forward of $2.6 million at December 31, 2011 which will begin to expire in 2030.  The Company has a Wisconsin NOL carry forward of $30.4 million at December 31, 2011, which will begin to expire in 2028.

All of the deferred tax assets related to these NOLs are fully offset by valuation allowances.  Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Examples of positive evidence may include the existence of taxes paid in available carry back years as well as the probability that taxable income will be generated in future periods, while examples of negative evidence may include the cumulative losses in the current year and prior two years and general business and economic trends.  At both December 31, 2011 and 2010, the Company determined a valuation allowance was necessary, largely based on the negative evidence represented by a cumulative loss in the most recent three-year period caused by the significant loan loss provisions recorded during the past three years.  In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of projected earnings.  Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly.

Under the Internal Revenue Code and Wisconsin Statutes, the Company was permitted to deduct, for tax years beginning before 1988, an annual addition to a reserve for bad debts. This amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings at December 31, 2011 include approximately $16.7 million for which no deferred Federal or state income taxes were provided.  Deferred income taxes have been provided on certain additions to the tax reserve for bad debts.

The Company and its subsidiaries file consolidated federal and state tax returns. One subsidiary also files separate state income tax returns in certain states.  The Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2005.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
	(In Thousands)
Balance at January 1	$-	15
Increases related to prior year tax positions	1,526	-
Increases related to current year tax positions	478
Decreases related to prior year tax positions	-	(15)
Balance at December 31	$2,004	-

-- 79 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

The Internal Revenue Service (IRS) commenced an examination of the Company’s income tax returns for 2005 through 2009 in the first quarter of 2010.  In the fourth quarter of 2011, the IRS proposed significant adjustments related to the Company’s deduction of expenses related to real estate owned and acquired through foreclosure, loan loss charge-offs and state tax deductions.  All of these significant proposed adjustments are timing differences which resulted in current tax expense offset by deferred tax benefit to be realized in future periods.  However, as deferred assets are fully off-set by deferred tax asset valuation allowances thus negating the deferred tax benefit as calculated.

Management is currently evaluating the IRS proposed adjustments and expects a settlement sometime during 2012.  As such, it is reasonably possible that $1.2 million of the increases related to prior year tax positions will be reported either as settlements or decreases related to prior year tax positions within the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  During the year ended December 31, 2011, the Company recognized $241,000 in in interest which was accrued for as of December 31, 2011.  The Company recognized no interest or penalties during the years ended December 31, 2010 and 2009.  The Company had no accrual for the payment of interest and penalties at December 31, 2010 and 2009.

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
	(In Thousands)
Financial instruments whose contract
amounts represent potential credit risk:
Commitments to extend credit under
first mortgage loans	$14,259	14,681
Commitments to extend credit under
home equity lines of credit	21,403	25,803
Unused portion of construction loans	5,684	2,832
Unused portion of business lines of credit	10,347	10,630
Standby letters of credit	970	991

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of December 31, 2011 and 2010.

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale.    At December 31, 2011, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $118.0 million and interest rate lock commitments with an aggregate notional amount of approximately $119.0 million.  The fair value of the mortgage derivatives at December 31, 2011 included a net gain of $924,000 on interest rate lock commitments to originate residential mortgage loans held for sale to individuals and a net loss of $397,000 on forward commitments to sell residential mortgage loans to various investors.

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

-- 80 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

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

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of December 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
	(In Thousands)
Assets:
Available for sale securities
Mortgage-backed securities	$35,417	-	35,417	-
Collateralized mortgage obligations
Government sponsored enterprise issued	33,196	-	33,196	-
Private-label issue	18,451	-	-	18,451
Government sponsored enterprise bonds	71,349	-	71,349	-
Municipal securities	39,068	-	39,068	-
Other debt securities	5,118	5,118	-	-
Certificates of deposit	3,920	-	3,920	-
Loans held for sale	88,283	-	88,283
Mortgage banking derivative assets	924	-	-	924

Liabilities:
Mortgage banking derivative liabilities	397	-	-	397

		Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
	(In Thousands)
Assets:
Available for sale securities
Mortgage-backed securities	$44,330	-	44,330	-
Collateralized mortgage obligations
Government sponsored enterprise issued	39,277	-	39,277	-
Private-label issue	25,447	-	5,146	20,301
Government sponsored enterprise bonds	57,698	-	57,698	-
Municipal securities	31,120	-	31,120	-
Other debt securities	5,294	5,294	-	-
Loans held for sale	96,133	-	96,133	-
Mortgage banking derivative assets	470	-	-	470

Liabilities:
Mortgage banking derivative liabilities	63	-	-	63

-- 81 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

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

Loans held for sale –The Company accounts for loans held for sale at fair value under the fair value option model.  Fair value is generally determined by estimating a gross premium or discount, which is derived from pricing currently observable in the secondary market, principally from observable prices for forward sale commitments.  At December 31, 2011 and December 31, 2010, loans held-for-sale totaled $88.3 million and $96.1 million, respectively.  Loans held-for-sale are considered to be Level 2 in the fair value hierarchy of valuation techniques.

Mortgage banking derivatives - Mortgage banking derivatives include interest rate lock commitments to originate residential loans held for sale to individual customers and forward commitments to sell residential mortgage loans to various investors.  The Company utilizes a valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes applying a pull through rate based upon historical experience and the current interest rate environment and then multiplying by quoted investor prices.  The Company also utilizes a valuation model to estimate the fair value of its forward commitments to sell residential loans, which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available.  While there are Level 2 and 3 inputs used in the valuation models, the Company has determined that one or more of the inputs significant in the valuation of both of the mortgage banking derivatives fall within Level 3 of the fair value hierarchy.

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2011 and 2010.

	Available for sale securities	Mortgage banking derivatives
	(In Thousands)

Balance at December 31, 2009	$15,799	41
Transfer into level 3	-	-
Unrealized holding gains arising during the period:
Included in other comprehensive income	5,261	-
Other than temporary impairment included in net loss	-	-
Principal repayments	(881)	-
Net accretion of discount/amortization of premium	122	-
Cummulative-effect adjustment	-	-
Mortgage derivative gain, net	-	366
Balance at December 31, 2010	20,301	407

Transfer into level 3	-	-
Unrealized holding losses arising during the period:
Included in other comprehensive income	(142)	-
Other than temporary impairment included in net loss	(456)	-
Principal repayments	(1,252)	-
Net accretion of discount/amortization of premium	-	-
Cummulative-effect adjustment	-	-
Mortgage derivative gain, net	-	120
Balance at December 31, 2011	$18,451	527

Level 3 available-for-sale securities includes two corporate collateralized mortgage obligations.  The market for these securities was not active as of December 31, 2011.  As such, the Company valued this security based on the present value of estimated future cash flows   Additional impairment may be incurred in future periods if estimated future cash flows are less than the cost basis of the securities. There were no transfers in or out of Level 1 or Level 2 measurements during the periods.

-- 82 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of December 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
	(In Thousands)

Loans (1)	$43,432	-	-	43,432
Real estate owned	56,670	-	-	56,670

		Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
	(In Thousands)

Loans (1)	$62,968	-	-	62,968
Real estate owned	57,752	-	-	57,752

(1)  Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis, other than loans held for sale.  On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral.  Fair value is determined based on third party appraisals or based upon an analysis of the present value of the expected future cash flows under the original contract terms as compared to the modified terms in the case of certain troubled debt restructurings.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques.  At December 31, 2011, loans determined to be impaired with an outstanding balance of $56.0 million were carried net of specific reserves of $12.6 million for a fair value of $43.4 million.  At December 31, 2010, loans determined to be impaired with an outstanding balance of $74.1 million were carried net of specific reserves of $11.1 million for a fair value of $63.0 million.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals obtained at the time the Company takes title to the property and, if less than the carrying value of the loan, the carrying value of the loan is adjusted to the fair value.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques.  Changes in the value of real estate owned totaled $6.8 million and $2.1 million during the years ended December 31, 2011 and 2010, respectively and are recorded in real estate owned expense. At December 31, 2011 and December 31, 2010, real estate owned totaled $56.7 million and $57.8 million, respectively.

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

-- 83 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

The carrying amounts and fair values of the Company’s financial instruments consist of the following at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(In Thousands)
Financial Assets
Cash and cash equivalents	$80,380	80,380	75,331	75,331
Securities available-for-sale	206,519	206,519	203,166	203,166
Securities held-to-maturity	2,648	2,542	2,648	2,501
Loans held for sale	88,283	88,283	96,133	96,133
Loans receivable	1,216,664	1,225,141	1,306,437	1,313,854
FHLB stock	21,653	21,653	21,653	21,653
Cash surrender value of life insurance	36,749	36,749	35,385	35,385
Accrued interest receivable	4,064	4,064	4,101	4,101
Mortgage banking derivative assets	924	924	470	470

Financial Liabilities
Deposits	1,051,292	1,052,663	1,145,529	1,153,065
Advance payments by
borrowers for taxes	942	942	2,379	2,379
Borrowings	461,138	517,624	456,959	482,933
Accrued interest payable	2,087	2,087	2,326	2,326
Mortgage banking derivative liabilities	397	397	63	63

Other Financial Instruments
Stand-by letters of credit	6	6	5	5

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

-- 84 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit is not material at December 31, 2011 and 2010.

Mortgage Banking Derivative Assets and Liabilities

Mortgage banking derivatives include interest rate lock commitments to originate residential loans held for sale to individual customers and forward commitments to sell residential mortgage loans to various investors.  The Company utilizes a valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes applying a pull through rate based upon historical experience and the current interest rate environment, and then multiplying by quoted investor prices.  The Company also utilizes a valuation model to estimate the fair value of its forward commitments to sell residential loans, which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available.  On the Company’s Consolidated Statements of Condition, instruments that have a positive fair value are included in prepaid expenses and other assets, and those instruments that have a negative fair value are included in other liabilities.

16)	Earnings (loss) per share

Earnings per share are computed using the two-class method.  Basic earnings (loss) per share is computed by dividing net income (loss) allocated to common shares by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include unvested restricted shares.  Unvested restricted shares are considered participating securities because holders of these securities have the right to receive dividends at the same rate as holders of the Company’s common stock.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Unvested restricted stock and stock options are considered outstanding for diluted earnings per share only.  Unvested restricted stock and stock options totaling 52,200 and 193,500 shares for the year ended December 31, 2011 and 101,400 and 356,000 shares for the year ended December 31, 2010 and 150,600 and 459,500 shares for the year ended December 31, 2009 are antidilutive and are excluded from the loss per share calculation.  Presented below are the calculations for basic and diluted earnings loss per share.

	For the year ended December 31,
	2011	2010	2009
	(In Thousands, except per share amounts)

Net loss	$(7,473)	(1,854)	(10,138)

Weighted average shares outstanding	30,929	30,804	30,680
Effect of dilutive potential common shares	-	-	-
Diluted weighted average shares outstanding	30,929	30,804	30,680

Basic loss per share	$(0.24)	(0.06)	(0.33)
Diluted loss per share	$(0.24)	(0.06)	(0.33)

-- 85 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

17)	Condensed Parent Company Only Statements

Statements of Financial Condition

	December 31,
	2011	2010
	(In Thousands)
Assets
Cash and cash equivalents	$521	557
Securities available for sale (at fair value)	5,118	5,294
Investment in subsidiaries	160,933	166,555
Other assets	21	21
Total Assets	$166,593	172,427

Liabilities and shareholders' equity
Liabilities:
Other liabilities	221	207
Shareholders' equity
Preferred Stock (par value $.01 per share)	-	-
Authorized - 20,000,000 shares, no shares issued
Common stock (par value $.01 per share)	340	340
Authorized - 200,000,000 shares in 2011 and 2010
Issued - 33,974,450 in 2011 and 2010
Outstanding - 31,250,097 in 2011 and 2010
Additional paid-in-capital	110,894	109,953
Retained earnings	101,573	109,046
Unearned ESOP shares	(2,562)	(3,416)
Treasury stock (2,724,353 shares), at cost	(45,261)	(45,261)
Accumulated other comprehensive loss (net of taxes)	1,388	1,558
Total shareholders' equity	166,372	172,220
Total liabilities and shareholders' equity	$166,593	172,427

-- 86 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

Statements of Operations

	For the year ended December 31,
	2011	2010	2009
	(In Thousands)

Interest income	$669	715	766
Equity in loss of subsidiaries	(8,250)	(2,790)	(11,201)
Total loss	(7,581)	(2,075)	(10,435)

Compensation	(605)	(541)	(557)
Professional fees	57	40	51
Other expense	440	280	131
Total expense	(108)	(221)	(375)

Loss before income tax	(7,473)	(1,854)	(10,060)
Income tax expense	-	-	78
Net loss	$(7,473)	(1,854)	(10,138)

Statements of Cash Flows

	For the year ended December 31,
	2011	2010	2009
	(In Thousands)
Cash flows from operating activities
Net loss	$(7,473)	(1,854)	(10,138)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Amortization of unearned ESOP	202	264	250
Stock based compensation	1,593	1,659	1,648
Deferred income taxes	(71)	319	(8)
Equity in earnings of subsidiaries	8,250	2,790	11,201
Change in other assets and liabilities	(1,537)	(2,067)	(562)
Net cash provided by operating actitivies	964	1,111	2,391

Cash flows from investing activities:
Capital contributions to subsidiary	(1,000)	(1,000)	(3,000)
Net cash used in investing activities	(1,000)	(1,000)	(3,000)

Net cash provided by (used in) financing activities	-	-	-
Net increase (decrease) in cash	(36)	111	(609)
Cash and cash equivalents at beginning of year	557	446	1,055
Cash and cash equivalents at end of year	$521	557	446

-- 87 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

18)	Segments and Related Information

During the year ended December 31, 2011, the Company determined that it has two reportable segments: community banking and mortgage banking.  During this period, the Company realigned its operations to allow for all mortgage banking activities to be managed exclusively within its mortgage banking subsidiary.  Based upon this realignment, the Company determined that the mortgage banking subsidiary represents a segment that is distinct from the operations of the core community banking function.  Prior to the year ended December 31, 2011, the Company’s operations were aligned such that it had one reportable segment.  All segment data related to the years ended December 31, 2010 and 2009 reflect the companies operations in the same manner as they were alighned during the year ended December 31, 2011.  The Company’s operating segments are presented based on its management structure and management accounting practices.  The structure and practices are specific to the Company and therefore, the financial results of the Company’s business segments are not necessarily comparable with similar information for other financial institutions.

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

Mortgage Banking

The Mortgage Banking segment provides residential mortgage loans for the purpose of sale on the secondary market.  Mortgage banking products and services are provided by offices in: Wisconsin, Arizona, Florida, Idaho, Indiana, Illinois, Iowa, Maryland, Minnesota, Ohio and Pennsylvania.

	As of or for the Year ended December 31, 2011
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	$45,611	406	499	46,516
Provision for loan losses	21,960	117	-	22,077
Net interest income after provision for loan losses	23,651	289	499	24,439

Noninterest income:	2,431	40,798	-	43,229

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	13,006	26,929	(776)	39,159
Occupancy, office furniture and equipment	3,262	3,226	-	6,488
FDIC insurance premiums	3,814	-	-	3,814
Real estate owned	12,140	-	-	12,140
Other	4,598	7,883	497	12,978
Total noninterest expenses	36,820	38,038	(279)	74,579
Income (loss) before income taxes (benefit)	(10,738)	3,049	778	(6,911)
Income taxes (benefit)	(833)	1,395	-	562
Net income (loss)	$(9,905)	1,654	778	(7,473)

Total Assets	$1,669,231	100,177	(56,557)	1,712,851

-- 88 --

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009

	As of or for the Year ended December 31, 2010
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	48,521	641	502	49,664
Provision for loan losses	25,553	279	-	25,832
Net interest income after provision for loan losses	22,968	362	502	23,832

Noninterest income:	3,295	35,698	-	38,993

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	13,600	23,478	(755)	36,323
Occupancy, office furniture and equipment	3,313	2,449	-	5,762
FDIC insurance premiums	4,353	-	-	4,353
Real estate owned	6,583	-	-	6,583
Other	5,251	6,034	321	11,606
Total noninterest expenses	33,100	31,961	(434)	64,627
Income (loss) before income taxes (benefit)	(6,837)	4,099	936	(1,802)
Income taxes (benefit)	(1,554)	1,606	-	52
Net income (loss)	(5,283)	2,493	936	(1,854)

Total Assets	$1,770,912	108,928	(70,874)	1,808,966
	As of or for the Year ended December 31, 2009
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	42,911	490	510	43,911
Provision for loan losses	26,687	-	-	26,687
Net interest income after provision for loan losses	16,224	490	510	17,224

Noninterest income:	2,284	9,942	(18)	12,208

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	13,511	4,637	(813)	17,335
Occupancy, office furniture and equipment	3,616	1,206	-	4,822
FDIC insurance premiums	4,683	-	-	4,683
Real estate owned	6,643	-	(209)	6,434
Other	4,749	2,461	392	7,602
Total noninterest expenses	33,202	8,304	(630)	40,876
Income (loss) before income taxes (benefit)	(14,694)	2,128	1,122	(11,444)
Income taxes (benefit)	(2,223)	838	79	(1,306)
Net income (loss)	$(12,471)	1,290	1,043	(10,138)

Total Assets	$1,861,595	50,927	(44,256)	1,868,266

-- 89 --

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

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 is effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, is included below under the heading “Report of Independent Registered Public Accounting Firm.”

-- 90 --

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Waterstone Financial, Inc.:

We have audited Waterstone Financial, Inc’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Waterstone Financial, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Waterstone Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Waterstone Financial, Inc and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011 and our report dated March 9, 2012 expressed an unqualified opinion on those consolidated financial statements.

                                                                   /s/ KPMG LLP
Milwaukee, Wisconsin
March 9, 2012

-- 91 --

Item 9B.                 Other Information.

None

Part III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information in the Company’s definitive Proxy Statement, prepared for the 2012 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the caption “Election of Directors” and compliance with Section 16 reporting requirements under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and information concerning executive officers of the Company under the caption “Executive Officers of Waterstone Financial” and information concerning corporate governance under the caption “Other Board and Corporate Governance Matters” in Part I hereof is incorporated herein by reference.

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

Name and Age	Offices and Positions with Waterstone Financial and Subsidiaries*	Executive Officer Since
Douglas S. Gordon, 54	Chief Executive Officer and President of Waterstone Financial and of WaterStone Bank	2005
Richard C. Larson, 54	Chief Financial Officer and Senior Vice President of Waterstone Financial and of WaterStone Bank	1990 (1)
William F. Bruss, 42	General Counsel, Senior Vice President and Secretary of Waterstone Financial and of WaterStone Bank	2005
Rebecca M. Arndt, 44	Vice President – Retail Operations of WaterStone Bank	2006
Eric J. Egenhoefer, 36	President of Waterstone Mortgage Corporation	2008

*	Excluding directorships and excluding positions with Bank subsidiary which do not constitute a substantial part of the officers’ duties.
(1)	Indicates date when individual first held an executive officer position with the Bank. This individual became an executive officer of Waterstone Financial upon its organization.

-- 92 --

Item 11.                 Executive Compensation

The information in the Company’s definitive Proxy Statement, prepared for the 2012 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Discussion and Analysis” is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the Company’s definitive Proxy Statement, prepared for the 2012 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Stock Ownership of Certain Beneficial Owners” is incorporated herein by reference.

Compensation Plans

Set forth below is information as of December 31, 2011 regarding equity compensation plans that have been approved by shareholders.  The Company has no equity based benefit plans, other than its employee stock ownership plan, that were not approved by shareholders.

Plan	Number of shares to be issued upon exercise of outstanding options and rights	Weighted average option exercise price	Number of securities remaining available for issuance under plan
2006 Equity Incentive Plan	1,494,298 (1)	$16.32	446,098
__________
(1)
Consists of 1,067,356 shares reserved for grants of stock options and 426,942 shares reserved for grants of restricted stock.  On December 31, 2011, 792,500 options were outstanding with a weighted average exercise price of $16.32 of which 599,000 were exercisable as of that date.

Item 13.                 Certain Relationships and Related Transactions and Director Independence

The information in the Company’s definitive Proxy Statement, prepared for the 2012 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Certain Transactions with the Company” and “Board Meetings and Committee” is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information in the Company’s definitive Proxy Statement, prepared for the 2012 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Independent Registered Public Accounting Firm,” is incorporated herein by reference.

-- 93 --

Part IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)       Documents filed as part of the Report:
1. and 2.     Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Waterstone Financial, Inc. and subsidiaries are filed as part of this report under Item 8, “Financial Statements and Supplementary Data”:

Consolidated Statements of Financial Condition – December 31, 2011 and 2010.

Consolidated Statements of Operations – Years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows – Years ended December 31, 2011, 2010 and 2009.

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

-- 94 --

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                           WATERSTONE FINANCIAL, INC.
March 9, 2012

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
(Principal Financial and Accounting Officer)

/s/Michael L. Hansen
Michael L. Hansen, Director

/s/Stephen J. Schmidt
Stephen J. Schmidt, Director

*Each of the above signatures is affixed as of March 9, 2012.

-- 95 --

WATERSTONE FINANCIAL, INC
(“Waterstone Financial” or the “Company”)
Commission File No. 000-51507

EXHIBIT INDEX
TO
2011 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Annual Report on Form 10-K for the year ended December 31, 2011:

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

2.1	Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company of Wauwatosa Savings Bank (the “Bank”), as adopted on May 17,2005 and amended on June 3, 2005 (the “Plan”)	Exhibit 2.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-125715 (the “2005 S-1”)

3.1	Articles of Incorporation of the Company	Exhibit 3.1 to 2005 S-1

3.2	Proposed Bylaws of the Company	Exhibit 3.1 to 2005 S-1

10.4*	Stock Compensation Plans	Exhibit 10.1 to the company’s Current Report on Form 8-K filed on May 22, 2006

11.1	Statement re: Computation of Per Share Earnings	See Note 16 in Part II Item 8

21.1	List of Subsidiaries		X

23.1	Consent of Independent Registered Public Accounting Firm		X

24.1	Powers of Attorney	Signature Page

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Executive Officer of Waterstone Financial		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Waterstone Financial		X

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Waterstone Financial		X

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Waterstone Financial		X

* Designates management or compensatory agreements, plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.