Form 10-Q
period 2012-03-31
WATERSTONE FINANCIAL INC
filed 2012-05-04
CIK 1329517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, was 31,350,097 at April 30, 2012.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

-- 2 --

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
	2012	2011
Assets	(In Thousands, except share data)
Cash	$54,986	72,336
Federal funds sold	20,621	8,044
Cash and cash equivalents	75,607	80,380
Securities available for sale (at fair value)	214,958	206,519
Securities held to maturity (at amortized cost),
fair value of $2,542 at December 31, 2011	-	2,648
Loans held for sale (at fair value)	90,701	88,283
Loans receivable	1,200,477	1,216,664
Less: Allowance for loan losses	(33,047)	(32,430)
Loans receivable, net	1,167,430	1,184,234
Office properties and equipment, net	27,266	27,356
Federal Home Loan Bank stock (at cost)	20,801	21,653
Cash surrender value of life insurance	36,895	36,749
Real estate owned	56,010	56,670
Prepaid expenses and other assets	9,234	8,359
Total assets	$1,698,902	1,712,851

Liabilities and Shareholders’ Equity
Liabilities:
Demand deposits	$68,673	68,457
Money market and savings deposits	109,334	104,102
Time deposits	865,747	878,733
Total deposits	1,043,754	1,051,292

Short-term borrowings	25,193	27,138
Long-term borrowings	434,000	434,000
Advance payments by borrowers for taxes	7,394	942
Other liabilities	19,701	33,107
Total liabilities	1,530,042	1,546,479

Shareholders’ equity:
Preferred stock (par value $.01 per share)
Authorized 20,000,000 shares, no shares issued	—	—
Common stock (par value $.01 per share)
Authorized - 200,000,000 shares in 2012 and 2011
Issued - 33,974,450 shares in 2012 and in 2011
Outstanding - 31,350,097 shares in 2012 and 31,250,097 in 2011	340	340
Additional paid-in capital	110,764	110,894
Retained earnings	103,781	101,573
Unearned ESOP shares	(2,348)	(2,562)
Accumulated other comprehensive income, net of taxes	1,584	1,388
Treasury shares (2,724,353 shares), at cost	(45,261)	(45,261)
Total shareholders’ equity	168,860	166,372
Total liabilities and shareholders’ equity	$1,698,902	1,712,851

See Accompanying Notes to Unaudited Consolidated Financial Statements.

-- 3 --

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2012	2011
	(In Thousands, except per share amounts)
Interest income:
Loans	16,572	18,465
Mortgage-related securities	863	1,037
Debt securities, federal funds sold and short-term investments	707	835
Total interest income	18,142	20,337
Interest expense:
Deposits	3,204	4,099
Borrowings	4,512	4,311
Total interest expense	7,716	8,410
Net interest income	10,426	11,927
Provision for loan losses	3,675	4,875
Net interest income after provision for loan losses	6,751	7,052
Noninterest income:
Service charges on loans and deposits	249	249
Increase in cash surrender value of life insurance	145	152
Total other-than-temporary investment losses	(901)	-
Portion of loss recognized in other comprehensive income (before tax)	897	-
Net impairment losses recognized in earnings	(4)	-
Mortgage banking income	14,201	6,163
Gain on sale of available for sale securities	241	-
Other	170	233
Total noninterest income	15,002	6,797
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	10,637	7,917
Occupancy, office furniture and equipment	1,721	1,619
Advertising	555	321
Data processing	392	350
Communications	296	258
Professional fees	426	394
Real estate owned	1,435	1,795
FDIC insurance premiums	941	1,061
Other	3,112	1,639
Total noninterest expenses	19,515	15,354
Income (loss) before income taxes	2,238	(1,505)
Income taxes	30	39
Net income (loss)	2,208	(1,544)
Income (loss) per share:
Basic	$0.07	(0.05)
Diluted	$0.07	(0.05)
Weighted average shares outstanding:
Basic	30,683,089	30,898,687
Diluted	30,695,661	30,898,687

See Accompanying Notes to Unaudited Consolidated Financial Statements.

-- 4 --

WATERSONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
	2012	2011
	(In Thousands)

Net income (loss)	$2,208	(1,544)

Other comprehensive income (loss), net of tax:

Net unrealized holding gain (loss) on available for sale securities arising during the period, net of tax (expense) benefit
of ($100) and $51, respectively	340	(324)

Reclassification adjustment for net gains on available for sale
securities realized during the period, net of taxes of $96	(144)	—
Total other comprehensive income (loss)	196	(324)
Comprehensive income (loss)	$2,404	(1,868)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

-- 5 --

WATERSONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

						Accumulated
			Additional		Unearned	Other		Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income	Shares	Equity
	(In Thousands)
Balances at December 31, 2010	31,250	$340	109,953	109,046	(3,416)	1,558	(45,261)	172,220

Comprehensive loss:
Net loss	—	—	—	(1,544)	—	—	—	(1,544)
Other comprehensive loss:	—	—	—	—	—	(324)	—	(324)
Total comprehensive loss								(1,868)

ESOP shares committed to be released to Plan participants	—	—	(160)	—	214	—	—	54
Stock based compensation	—	—	431	—	—	—	—	431

Balances at March 31, 2011	31,250	$340	110,224	107,502	(3,202)	1,234	(45,261)	170,837

Balances at December 31, 2011	31,250	$340	110,894	101,573	(2,562)	1,388	(45,261)	166,372

Comprehensive income:
Net income	—	—	—	2,208	—	—	—	2,208
Other comprehensive income:	—	—	—	—	—	196	—	196
Total comprehensive income								2,404

ESOP shares committed to be released to Plan participants	—	—	(170)	—	214	—	—	44
Stock based compensation	100	—	40	—	—	—	—	40

Balances at March 31, 2012	31,350	$340	110,764	103,781	(2,348)	1,584	(45,261)	168,860

See Accompanying Notes to Unaudited Consolidated Financial Statements.

-- 6 --

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2012	2011
	(In Thousands)
Operating activities:
Net income (loss)	$2,208	$(1,544)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Provision for loan losses	3,675	4,875
Depreciation	486	466
Deferred income taxes	—	39
Stock based compensation	40	431
Net amortization of premium on debt and mortgage-related securities	216	135
Amortization of unearned ESOP shares	44	54
Net realized and unrealized loss related to real estate owned	533	215
Gain on sale of loans held for sale	(14,964)	(6,163)
Loans originated for sale	(326,882)	(182,970)
Proceeds on sales of loans originated for sale	339,428	256,174
Increase (decrease) in accrued interest receivable	147	(80)
Increase in cash surrender value of bank owned life insurance	(145)	(152)
Decrease in accrued interest on deposits and borrowings	(117)	(166)
Decrease in other liabilities	(2,610)	(10,679)
Decrease in accrued tax payable	(17)	(67)
Gain on sale or impairment of securities	(236)	—
Other	(1,233)	2,028
Net cash provided by operating activities	573	62,596

Investing activities:
Net decrease in loans receivable	6,779	20,777
Purchases of:
Mortgage-related securities	(51,367)	—
Debt securities	(980)	(25,382)
Premises and equipment, net	(396)	(287)
Proceeds from:
Principal repayments on mortgage-related securities	7,339	9,727
Sales of debt securities	11,908	—
Maturities of debt securities	25,072	8,184
Calls of structured notes	2,648	—
Redemption of FHLB stock	852	—
Sales of real estate owned and other assets	6,490	5,609
Net cash provided by investing activities	8,345	18,628

Financing activities:
Net decrease in deposits	(7,538)	(16,121)
Net change in short-term borrowings	(1,945)	(21,980)
Net change in advance payments by borrowers for taxes	(4,208)	6,388
Net cash used in financing activities	(13,691)	(31,713)
Increase (decrease)in cash and cash equivalents	(4,773)	49,511
Cash and cash equivalents at beginning of period	80,380	75,331
Cash and cash equivalents at end of period	$75,607	$124,842

Supplemental information:
Cash paid, credited or (received) during the period for:
Income tax payments	47	67
Interest payments	7,833	8,575
Noncash investing activities:
Loans receivable transferred to real estate owned	6,349	9,311

See Accompanying Notes to Unaudited Consolidated Financial Statements.

-- 7 --

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2011 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

-- 8 --

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company’s investment in securities available for sale follow:

	March 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$67,933	1,866	(253)	69,546
Collateralized mortgage obligations:
Government sponsored enterprise issued	42,595	597	(5)	43,187
Private-label issued	19,038	—	(897)	18,141
Mortgage-related securities	129,566	2,463	(1,155)	130,874

Government sponsored enterprise bonds	47,266	83	(11)	47,338
Municipal securities	24,967	1,773	(210)	26,530
Other debt securities	5,000	294	—	5,294
Debt securities	77,233	2,150	(221)	79,162

Certificates of Deposit	4,900	25	(3)	4,922
	$211,699	4,638	(1,379)	214,958

	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$33,561	1,857	(1)	35,417
Collateralized mortgage obligations:
Government sponsored enterprise issued	32,650	559	(13)	33,196
Private-label issued	19,475	16	(1,040)	18,451
Mortgage-related securities	85,686	2,432	(1,054)	87,064

Government sponsored enterprise bonds	71,210	152	(13)	71,349
Municipal securities	37,644	1,744	(320)	39,068
Other debt securities	5,000	118	—	5,118
Debt securities	113,854	2,014	(333)	115,535

Certificates of Deposit	3,920	2	(2)	3,920
	$203,460	4,448	(1,389)	206,519

-- 9 --

The majority of the Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by either Fannie Mae or Freddie Mac.  At March 31, 2012, $36.0 million of the Company’s government sponsored enterprise bonds and $67.4 million of mortgage-related securities were pledged as collateral to secure repurchase agreement obligations of the Company.  An additional $1.1 million in municipal securities were pledged as collateral related to mortgage banking activities.

The amortized cost and fair values of investment securities by contractual maturity at March 31, 2012, are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt and other securities
Due within one year	$4,234	4,240
Due after one year through five years	58,772	59,606
Due after five years through ten years	3,390	3,775
Due after ten years	15,737	16,463
Mortgage-related securities	129,566	130,874
	$211,699	214,958

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$28,307	(253)	—	—	28,307	(253)
Collateralized mortgage obligations:
Government sponsored enterprise issued	3,898	(5)	—	—	3,898	(5)
Private-label issued	2,860	(21)	15,281	(876)	18,141	(897)
Government sponsored enterprise bonds	2,989	(11)	—	—	2,989	(11)
Municipal securities	230	(85)	1,319	(125)	1,549	(210)
Certificates of Deposit	1,222	(3)	—	—	1,222	(3)
	$39,506	(378)	16,600	(1,001)	56,106	(1,379)

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$1,167	(1)	—	—	1,167	(1)
Collateralized mortgage obligations:
Government sponsored enterprise issued	5,726	(13)	—	—	5,726	(13)
Private-label issued	—	—	15,408	(1,040)	15,408	(1,040)
Government sponsored enterprise bonds	12,487	(13)	—	—	12,487	(13)
Municipal securities	228	(87)	1,989	(233)	2,217	(320)
Certificates of Deposit	1,958	(2)	—	—	1,958	(2)
	$21,566	(116)	17,397	(1,273)	38,963	(1,389)

-- 10 --

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

As of March 31, 2012, the Company had three securities which had been in an unrealized loss position for twelve months or longer, including one private-label collateralized mortgage obligation security and two municipal securities.  Based upon the aforementioned factors, the Company identified two private-label collateralized mortgage obligation securities at March 31, 2012 with a combined amortized cost of $19.0 million for which a cash flow analysis was performed to determine whether an other-than-temporary impairment was warranted.  This evaluation indicated that the two private-label collateralized mortgage obligations were other-than-temporarily impaired.  Estimates of discounted cash flows based on expected yield at time of original purchase, prepayment assumptions based on actual and anticipated prepayment speed, actual and anticipated default rates and estimated level of severity given the loan to value ratios, credit scores, geographic locations, vintage and levels of subordination related to the security and its underlying collateral resulted in a projected credit loss on the collateralized mortgage obligations.

During the three months ended March 31, 2012, the Company’s analysis resulted in $4,000 in credit losses that were charged to earnings with respect to one of these two collateralized mortgage obligations.  This security had an amortized cost of $16.2 million and an estimated fair value of $15.3 million as of March 31, 2012.  The analysis with respect to the second collateralized mortgage obligation indicated no additional estimated credit loss.  This security had an amortized cost of $2.88 million and an estimated fair value of $2.86 million as of March 31, 2012.

The following table presents the change in other-than-temporary credit related impairment charges on collateralized mortgage obligations for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(In Thousands)
Credit related impairments on securities as of December 31, 2010	$1,640
Credit related impairments related to securities for which an other-than-temporary
impairment was not previously recognized	-
Increase in credit related impairments related to securities for which an other-than-
temporary impairment was previously recognized	456
Credit related impairments on securities as of December 31, 2011	2,096
Credit related impairments related to securities for which an other-than-temporary
impairment was not previously recognized	-
Increase in credit related impairments related to securities for which an other-than-
temporary impairment was previously recognized	4
Credit related impairments on securities as of March 31, 2012	$2,100

Exclusive of the one aforementioned private-label collateralized mortgage obligation, the Company has determined that the decline in fair value of the remaining securities is not attributable to credit deterioration, and based on the foregoing evaluation criteria and as the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.

Continued deterioration of general economic market conditions could result in the recognition of future other-than-temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.

Securities Held to Maturity

As of March 31, 2012, the Company does not hold any securities that are designated as held to maturity.  During the three months ended March 31, 2012, the one security held by the Company that had been designated as held to maturity was called by the issuer.  This security had an amortized cost of $2.6 million at the time that it was called.

-- 11 --

Note 3 - Loans Receivable

Loans receivable at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31,	December 31,
	2012	2011
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$487,138	496,736
Over four-family	548,139	552,240
Home equity	37,438	38,599
Construction and land	39,429	39,528
Commercial real estate	64,630	65,434
Consumer	129	109
Commercial loans	23,574	24,018
	1,200,477	1,216,664

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  While credit risks tend to be geographically concentrated in the Company’s Milwaukee metropolitan area and while 89.4% of the Company’s loan portfolio involves loans that are secured by residential real estate, there are no concentrations with individual or groups of related borrowers.  While the real estate collateralizing these loans is residential in nature, it ranges from owner-occupied single family homes to large apartment complexes.  In addition, real estate collateralizing $91.8 million or 7.7% of total mortgage loans is located outside of the state of Wisconsin.

During the three months ended March 31, 2012, $326.9 million in residential loans were originated for sale.  During the same period, sales of loans held for sale totaled $339.4 million, generating noninterest income of $14.2 million.   During the year ended December 31, 2011, the Company began selectively selling loans on a servicing retained basis.  The unpaid principal balance of loans serviced for others was $99.4 million and $29.9 million at March 31, 2012 and December 31, 2011, respectively. These loans are not reflected in the consolidated statements of financial condition.

Qualifying loans receivable totaling $808.1 million and $715.7 million are pledged as collateral against $350.0 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement at both March 31, 2012 and December 31, 2011.

-- 12 --

An analysis of past due loans receivable as of March 31, 2012 and December 31, 2011 follows:

	As of March 31, 2012

	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$11,345	197	39,081	50,623	436,515	487,138
Over four-family	5,716	-	19,940	25,656	522,483	548,139
Home equity	1,520	81	870	2,471	34,967	37,438
Construction and land	129	-	6,035	6,164	33,265	39,429
Commercial real estate	2,011	-	497	2,508	62,122	64,630
Consumer	-	-	-	-	129	129
Commercial loans	534	-	59	593	22,981	23,574
Total	$21,255	278	66,482	88,015	1,112,462	1,200,477

	As of December 31, 2011
Mortgage loans:
Residential real estate:
One- to four-family	$12,650	5,536	40,001	58,187	438,549	496,736
Over four-family	13,044	2,630	8,946	24,620	527,620	552,240
Home equity	1,982	131	290	2,403	36,196	38,599
Construction and land	49	155	6,790	6,994	32,534	39,528
Commercial real estate	70	-	515	585	64,849	65,434
Consumer	8	-	-	8	101	109
Commercial loans	543	-	70	613	23,405	24,018
Total	$28,346	8,452	56,612	93,410	1,123,254	1,216,664

(1) Includes $6.4 million and $4.6 million for March 31, 2012 and December 31, 2011, respectively, which are on non-accrual status.
(2) Includes $278,000 and $1.4 million for March 31, 2012 and December 31, 2011, respectively, which are on non-accrual status.
(3) Includes $18.3 million and $15.7 million for March 31, 2012 and December 31, 2011, respectively, which are on non-accrual status.

As of March 31, 2012 and December 31, 2011, there are no loans that are 90 or more days past due and still accruing interest.

-- 13 --

A summary of the activity for the three months ended March 31, 2012 and the years ended December 31, 2011 and 2010 in the allowance for loan losses follows:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
As of March 31, 2012
Balance at beginning of period	$17,475	8,252	1,998	2,922	941	28	814	32,430
Provision for loan losses	2,245	762	448	264	14	(1)	(57)	3,675
Charge-offs	(2,446)	(447)	(150)	(120)	(35)	-	-	(3,198)
Recoveries	116	4	7	-	-	-	13	140
Balance at end of period	$17,390	8,571	2,303	3,066	920	27	770	33,047

Year ended December 31, 2011
Balance at beginning of period	$16,150	6,877	1,196	3,252	671	28	1,001	29,175
Provision for loan losses	12,567	5,331	1,429	1,346	998	9	397	22,077
Charge-offs	(11,553)	(3,996)	(634)	(1,745)	(734)	(10)	(619)	(19,291)
Recoveries	311	40	7	69	6	1	35	469
Balance at end of period	$17,475	8,252	1,998	2,922	941	28	814	32,430

Year ended December 31, 2010
Balance at beginning of period	$17,875	5,208	1,642	2,635	720	43	371	28,494
Provision for loan losses	15,054	5,053	170	2,934	525	(3)	2,099	25,832
Charge-offs	(16,906)	(3,439)	(619)	(2,319)	(575)	(13)	(1,470)	(25,341)
Recoveries	127	55	3	2	1	1	1	190
Balance at end of period	$16,150	6,877	1,196	3,252	671	28	1,001	29,175

-- 14 --

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of March 31, 2012 follows:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans
individually evaluated for impairment	$6,771	3,982	1,093	2,168	-	-	227	14,241
Allowance related to loans
collectively evaluated for impairment	10,619	4,589	1,210	898	920	27	543	18,806

Balance at end of period	$17,390	8,571	2,303	3,066	920	27	770	33,047

Loans individually evaluated for impairment	$70,881	37,514	2,623	7,525	2,292	28	900	121,763

Loans collectively evaluated for impairment	416,257	510,625	34,815	31,904	62,338	101	22,674	1,078,714
Total gross loans	$487,138	548,139	37,438	39,429	64,630	129	23,574	1,200,477

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

-- 15 --

The following table presents information relating to the Company’s internal risk ratings of its loans receivable as of March 31, 2012 and December 31, 2011:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
At March 31, 2012	(In Thousands)

Substandard	$65,679	37,213	3,334	7,525	2,887	28	915	117,581

Watch	22,180	13,296	1,101	6,186	1,542	-	1,064	45,369

Pass	399,279	497,630	33,003	25,718	60,201	101	21,595	1,037,527
	$487,138	548,139	37,438	39,429	64,630	129	23,574	1,200,477

At December 31, 2011

Substandard	$68,566	37,502	3,188	8,436	1,114	-	1,116	119,922

Watch	14,341	16,993	721	6,199	1,549	-	1,108	40,911

Pass	413,829	497,745	34,690	24,893	62,771	109	21,794	1,055,831
	$496,736	552,240	38,599	39,528	65,434	109	24,018	1,216,664

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

Estimated fair values are reduced to account for sales commissions, broker fees, unpaid property taxes and additional selling expenses to arrive at an estimated net realizable value.  The adjustment factor is based upon the Company’s actual experience with respect to sales of real estate owned over the prior two years.  An additional adjustment factor is applied by appraisal vintage to account for downward market pressure since the date of appraisal.  The additional adjustment factor is based upon relevant sales data available for our general operating market as well as company-specific historical net realizable values as compared to the most recent appraisal prior to disposition.

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

-- 16 --

The following tables present data on impaired loans at March 31, 2012 and December 31, 2011.

	As of or for the Three Months Ended March 31, 2012
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Int Paid YTD
Total Impaired with Reserve
One- to four-family	$33,991	34,095	6,771	104	34,327	279
Over four-family	20,004	20,249	3,982	245	20,469	223
Home equity	1,709	1,709	1,093	-	1,742	19
Construction and land	6,543	6,543	2,168	-	6,543	12
Commercial real estate	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Commercial	841	841	227	-	841	7
	$63,088	63,437	14,241	349	63,922	540

Total Impaired with no Reserve

One- to four-family	$36,890	42,502	-	5,612	42,658	270
Over four-family	17,510	18,921	-	1,411	19,186	89
Home equity	914	954	-	40	957	3
Construction and land	982	1,440	-	458	1,440	1
Commercial real estate	2,292	4,115	-	1,823	2,376	2
Consumer	28	28	-	-	28	-
Commercial	59	342	-	283	355	3
	$58,675	68,302	-	9,627	67,000	368

Total Impaired

One- to four-family	$70,881	76,597	6,771	5,716	76,985	549
Over four-family	37,514	39,170	3,982	1,656	39,655	312
Home equity	2,623	2,663	1,093	40	2,699	22
Construction and land	7,525	7,983	2,168	458	7,983	13
Commercial real estate	2,292	4,115	-	1,823	2,376	2
Consumer	28	28	-	-	28	-
Commercial	900	1,183	227	283	1,196	10
	$121,763	131,739	14,241	9,976	130,922	908

-- 17 --

	As of or for the Year Ended December 31, 2011
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Int Paid YTD
Total Impaired with Reserve
One- to four-family	$25,735	25,913	5,707	178	26,093	579
Over four-family	21,268	21,648	3,719	380	21,846	761
Home equity	1,428	1,428	803	-	1,448	2
Construction and land	6,543	6,543	2,077	-	6,543	113
Commercial real estate	-	-	-	-	-	-
Commercial	1,033	1,033	269	-	1,037	42
	$56,007	56,565	12,575	558	56,967	1,497

Total Impaired with no Reserve

One- to four-family	$42,586	48,482	-	5,896	48,552	1,448
Over four-family	19,515	21,264	-	1,749	21,535	780
Home equity	799	799	-	-	833	3
Construction and land	1,893	3,413	-	1,520	3,413	60
Commercial real estate	515	539	-	24	538	17
Commercial	82	100	-	18	90	-
	$65,390	74,597	-	9,207	74,961	2,308

Total Impaired

One- to four-family	$68,321	74,395	5,707	6,074	74,645	2,027
Over four-family	40,783	42,912	3,719	2,129	43,381	1,541
Home equity	2,227	2,227	803	-	2,281	5
Construction and land	8,436	9,956	2,077	1,520	9,956	173
Commercial real estate	515	539	-	24	538	17
Commercial	1,115	1,133	269	18	1,127	42
	$121,397	131,162	12,575	9,765	131,928	3,805

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

-- 18 --

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower’s intent and ability to make all principal and interest payments in accordance with contractual terms.  The evaluation process is subject to the use of significant estimates and actual results could differ from estimates.  This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis.  In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan.  Of the total $58.7 million of impaired loans as of March 31, 2012 for which no allowance has been provided, $9.6 million in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loan’s net realizable value, using the estimated fair value of the underlying collateral.  To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At March 31, 2012, total impaired loans includes $55.3 million of troubled debt restructurings.  The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate.  The restructured terms are typically in place for six to twelve months.  At December 31, 2011, total impaired loans included $55.4 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of March 31, 2012
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$12,468	27	$26,361	92	$38,829	119
Over four-family	11,826	12	1,658	5	13,484	17
Home equity	43	1	1,019	5	1,062	6
Construction and land	1,408	1	79	1	1,487	2
Commercial real estate	-	-	449	1	449	1

	$25,745	41	$29,566	104	$55,311	145

	As of December 31, 2011
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$8,293	26	$26,773	93	$35,066	119
Over four-family	14,845	13	2,453	8	17,298	21
Home equity	43	1	1,024	4	1,067	5
Construction and land	1,408	1	79	1	1,487	2
Commercial real estate	-	-	452	1	452	1
Commercial	-	-	42	2	42	2
	$24,589	41	$30,823	109	$55,412	150

Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure.  Typical restructured terms include six to twelve months of principal forbearance, a reduction in interest rate or both.  In no instances have the restructured terms included a reduction of outstanding principal balance.  At March 31, 2012, $55.3 million in loans had been modified in troubled debt restructurings and $29.6 million of these loans were included in the non-accrual loan total.  The remaining $25.7 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continued to be included with accruing loans.  Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

-- 19 --

All loans that have been modified in a troubled debt restructuring are considered to be impaired.  As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve.  When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate.  When there is doubt as to the borrower’s ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral.  As a result of the impairment analysis, a $5.8 million valuation allowance has been established as of March 31, 2012 with respect to the $55.3 million in troubled debt restructurings.  As of December 31, 2011, $6.2 million in valuation allowance had been established with respect to the $55.4 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status.  If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal
forbearance	27,609	71	2,776	14	30,385	85
Principal forbearance	3,880	29	352	1	4,232	30
Interest reduction	19,916	27	778	3	20,694	30
	$51,405	127	3,906	18	55,311	145

	As of December 31, 2011
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal
forbearance	22,752	61	6,564	22	29,316	83
Principal forbearance	3,894	29	1,771	9	5,665	38
Interest reduction	20,006	27	425	2	20,431	29
	$46,652	117	8,760	33	55,412	150

-- 20 --

The following presents data on troubled debt restructurings as of March 31, 2012 and December 31, 2011:

	For the Three Months Ended March 31, 2012
	Amount	Number
	(dollars in thousands)
Loans modified as a troubled debt restructure
One- to four-family	$2,971	7
	$2,971	7

Troubled debt restructuring modified within the
past twelve months for which there was a default
One- to four-family	$520	1
	$520	1

	For the Year Ended December 31, 2011
	Amount	Number
	(dollars in thousands)
Loans modified as a troubled debt restructure
One- to four-family	$23,049	86
Over four-family	10,340	12
Home equity	1,062	3
	$34,451	101

Troubled debt restructuring modified within the
past twelve months for which there was a default
One- to four-family	$702	6
	$702	6

-- 21 --

The following table presents data on non-accrual loans as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$56,178	55,609
Over four-family	25,225	13,680
Home equity	2,019	1,334
Construction and land	6,035	6,946
Commercial real estate	2,292	514
Commercial	59	135
Consumer	28	-
Total non-accrual loans	$91,836	78,218

Total non-accrual loans to total loans, net	7.65%	6.43%
Total non-accrual loans and performing troubled
debt restructurings to total loans receivable	9.79%	8.45%
Total non-accrual loans to total assets	5.41%	4.57%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	March 31	December 31,
	2012	2011
	(In Thousands)

One- to four-family	$27,826	27,449
Over four-family	14,942	16,231
Construction and land	9,490	8,796
Commercial real estate	3,752	4,194

	$56,010	56,670

During the three months ended March 31, 2012, $6.3 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write downs totaling $875,000 during the three months ended March 31, 2012.  During the same period, sales of real estate owned totaled $6.1 million.  During the three months ended March 31, 2011, $9.3 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write downs totaling $923,000 during the three months ended March 31, 2011.  During the same period, sales of real estate owned totaled $5.6 million.

-- 22 --

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company’s mortgage servicing rights:

Three months ended
March 31, 2012
(In thousands)
Mortgage servicing rights at beginning of the period	$198
Additions	439
Amortization	(22)
Mortgage servicing rights at end of the period	615
Valuation allowance at end of period	-
Mortgage servicing rights at the end of the period, net	$615

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

		(In thousands)
Estimate for the nine months ended December 31:	2012	123
Estimate for the years ended December 31:	2013	134
	2014	112
	2015	89
	2016	67
	2017	44
	Thereafter	46
	Total	$615

-- 23 --

Note 6— Deposits

A summary of the contractual maturities of time deposits at March 31, 2012 is as follows:

(In Thousands)

Within one year	$687,718
More than one to two years	142,183
More than two to three years	15,524
More than three to four years	10,522
More than four through five years	9,800
$865,747

Note 7— Borrowings

Borrowings consist of the following:

		March 31, 2012		December 31, 2011
			Weighted		Weighted
			Average		Average
		Balance	Rate	Balance	Rate
		(Dollars in Thousands)
Short term:
Bank lines of credit		$25,193	3.86%	27,138	4.50%

Long term:
Federal Home Loan Bank, Chicago (FHLB) advances maturing:
	2016	220,000	4.34%	220,000	4.34%
	2017	65,000	3.19%	65,000	3.19%
	2018	65,000	2.97%	65,000	2.97%

Repurchase agreements maturing	2017	84,000	3.96%	84,000	3.96%
		$459,193	3.89%	461,138	3.93%

The bank lines of credit are the outstanding portion of revolving lines with two unrelated banks which represent a $90 million commitment.  The lines of credit are utilized by Waterstone Mortgage Corporation to finance loans originated for sale.  The lines of credit are secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed.

The $220.0 million in advances due in 2016 consist of eight advances with rates ranging from 4.01% to 4.82% callable quarterly until maturity.

The $65.0 million in advances due in 2017 consist of three advances with rates ranging from 3.09% to 3.46% callable quarterly until maturity.

The $65.0 million in advances due in 2018 consist of three callable advances with rates ranging from 2.73% to 3.11% callable quarterly until maturity.

The $84.0 million in repurchase agreements due in 2017 have rates ranging from 2.89% to 4.31% callable quarterly until maturity.  The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $103.4 million at March 31, 2012.

The Company selects loans that meet underwriting criteria established by the FHLBC as collateral for outstanding advances.  The Company’s FHLBC borrowings are limited to 65% of the carrying value of qualifying, unencumbered one- to four-family mortgage loans, 30% of the carrying value of home equity loans and 45% of the carrying value of over four-family loans.  In addition, these advances are collateralized by FHLBC stock totaling $20.8 million at March 31, 2012 and $21.7 million at December 31, 2011.  In the event of prepayment, the Company is obligated to pay all remaining contractual interest on long-term borrowings.

-- 24 --

Note 8 – Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). As of March 31, 2012, the Bank meets all capital adequacy requirements to which it is subject.  On December 18, 2009, WaterStone Bank entered into a consent order with its federal and state bank regulators whereby it has agreed to maintain a minimum Tier 1 capital ratio of 8.50% and a minimum total risk based capital ratio of 12.00%.  At March 31, 2012, these higher capital requirements were satisfied.    The consent order prohibits the payment of cash dividends or repurchases of common stock, and restricts the ability of the Company to incur debt, in each case without the prior regulatory non-objection.    At March 31, 2012, the Company is in compliance with all requirements of the consent order.

As of March 31, 2012 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as quantitatively “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category, however, the outstanding consent order limits transactions otherwise available to “well capitalized” banks, such as acceptance of brokered deposits.

As a state-chartered savings bank, the Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.

The actual and required capital amounts and ratios for the Bank as of March 31, 2012 and December 31, 2011 are presented in the table below:

	March 31, 2012
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)

Total capital (to risk-weighted assets)	$177,231	14.69%	96,539	8.00%	120,674	10.00%
Tier I capital (to risk-weighted assets)	161,925	13.42%	48,270	4.00%	72,404	6.00%
Tier I capital (to average assets)	161,925	9.60%	67,447	4.00%	84,309	5.00%
State of Wisconsin (to total assets)	161,925	9.56%	101,621	6.00%	N/A	N/A

	December 31, 2011
Total capital (to risk-weighted assets)	$174,144	14.58%	95,579	8.00%	119,474	10.00%
Tier I capital (to risk-weighted assets)	158,994	13.31%	47,790	4.00%	71,684	6.00%
Tier I capital (to average assets)	158,994	9.16%	69,447	4.00%	86,808	5.00%
State of Wisconsin (to total assets)	158,994	9.31%	102,463	6.00%	N/A	N/A

-- 25 --

Note 9 – Stock Based Compensation

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

Assumptions are used in estimating the fair value of stock options granted.  The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the SEC simplified approach to calculating expected term.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on the historical volatility of Company stock since the 2005 initial public offering.  The following assumptions were used in estimating the fair value of options granted during the three months ended March 31, 2012 and the year ended December 31, 2010.  There were no options granted during the year ended December 31, 2011.

	2012	2011
Dividend Yield	0.00%	0.00%
Risk-free interest rate	0.25%	0.25%
Expected volatility	74.53%	75.67%
Weighted average expected life	6.5 years	6.5 years
Weighted average per share value of options	$1.25	$2.54

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

-- 26 --

A summary of the Company’s stock option activity for the three months ended March 31, 2012 and the years ended December 31, 2011 and 2010 is presented below.

			Weighted Average	Aggregate
		Weighted Average	Years Remaining in	Instrinsic Value
Stock Options	Shares	Exercise Price	Contractual Term	(000's)
Outstanding December 31, 2009	757,500	$17.41	7.07	-
Options exercisable at December 31, 2009	298,000	17.60	7.03	-

Granted	50,000	3.80		-
Exercised	-			-
Forfeited	(5,000)	17.67		-
Outstanding December 31, 2010	802,500	16.44	6.34	-
Options exercisable at December 31, 2010	446,500	17.54	6.04	-

Granted	-			-
Exercised	-			-
Forfeited	(10,000)	17.16		-
Outstanding December 31, 2011	792,500	16.32	5.37	-
Options exercisable at December 31, 2011	599,000	17.28	5.12	-

Granted	245,000	1.89		-
Exercised	-			-
Forfeited	-	1.89		-
Outstanding March 31, 2012	1,037,500	13.07	6.33	-
Options exercisable at March 31, 2012	742,500	17.36	5.07	-

The following table summarizes information about the Company’s nonvested stock option activity for the three months ended March 31, 2012 and the years ended December 31, 2011 and 2010:

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2009	459,500	$6.13
Granted	50,000	2.54
Vested	(150,500)	6.17
Forfeited	(3,000)	6.27
Nonvested at December 31, 2010	356,000	5.60

Granted	-
Vested	(160,500)	5.79
Forfeited	(2,000)	6.04
Nonvested at December 31, 2011	193,500	5.31

Granted	245,000	1.25
Vested	(143,500)	6.27
Forfeited	-	-
Nonvested at March 31, 2012	295,000	1.47

-- 27 --

The Company amortizes the expense related to stock options as compensation expense over the vesting period.  During the three months ended March 31, 2012, 245,000 options were granted.  During the year ended December 31, 2011, 10,000 options were forfeited, of which 8,000 had vested in prior years.  During the year ended December 31, 2010, 50,000 options were granted and 5,000 were forfeited, of which 2,000 had vested in prior years.  Expense for the stock options granted of $27,000, $745,000 and $810,000 was recognized during the three months ended March 31, 2012 and the years ended December 31, 2011 and 2010, respectively.  At March 31, 2012, the Company had $347,000 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 49 months.

The following table summarizes information about the Company’s restricted stock shares activity for the three months ended March 31, 2012 and the years ended December 31, 2011 and 2010:

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Nonvested at December 31, 2009	150,600	$17.02
Granted	-	-
Vested	(49,200)	17.24
Forfeited	-	-
Nonvested at December 31, 2010	101,400	16.91

Granted	-	-
Vested	(49,200)	17.24
Forfeited	-	-
Nonvested at December 31, 2011	52,200	16.61

Granted	100,000	1.89
Vested	(47,200)	17.67
Forfeited	-	-
Nonvested at March 31, 2012	105,000	2.11

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period.  During the three months ended March 31, 2012, 100,000 shares of restricted stock were awarded and no shares were forfeited.  During the years ended December 31, 2011 and 2010, no shares of restricted stock were awarded and no shares were forfeited.  Expense for the restricted stock awards of $13,000, $848,000 and $848,000 was recorded for the three months ended March 31, 2012 and the years ended December 31, 2011 and 2010, respectively.  At March 31, 2012, the Company had $205,000 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period 47 months.

Note 10 – Income Taxes

Income tax expense for the three months ended March 31, 2012 and 2011 relates to various states in which our mortgage banking segment conducts business and will file a separate company income tax return.  There is neither a consolidated federal or state income tax expense nor benefit due to a combination of anticipated current year taxable losses, net operating loss carry forwards and valuation reserves offsetting deferred tax assets.

Under generally accepted accounting principles, a deferred tax asset valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets.  Examples of positive evidence may include the existence, if any, of taxes paid in available carry-back years and the likelihood that taxable income will be generated in future periods.  Examples of negative evidence may include a cumulative loss in the current year and prior two years and negative general business and economic trends.  We currently maintain a valuation allowance against substantially all of our net deferred tax assets because it is “more likely than not” that all of these net deferred tax assets will not be realized.  This determination was based largely on the negative evidence of a cumulative loss in the most recent three-year period caused primarily by the loan loss provisions made during those periods.  In addition, general uncertainty surrounding future economic and business conditions has increased the likelihood of volatility in our future earnings.

-- 28 --

Note 11– Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk are as follows:

	March 31,	December 31,
	2012	2011
	(In Thousands)
Financial instruments whose contract amounts represent
potential credit risk:
Commitments to extend credit under amortizing loans (1)	$25,521	14,259
Commitments to extend credit under home equity lines of credit	19,885	21,403
Unused portion of construction loans	6,388	5,684
Unused portion of business lines of credit	10,099	10,347
Standby letters of credit	970	970

____________
(1) Excludes commitments to originate loans held for sale and are addressed in Note 12.

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of March 31, 2012 and December 31, 2011.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages that are sold on a servicing released basis.  The Company’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected.  There have been insignificant instances of repurchase under representations and warranties.  The Company’s agreements to sell residential mortgage loans also contain limited recourse provisions.  The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met.  With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period.  Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.

Note 12 – Derivative Financial Instruments

In connection with its mortgage banking activities, the Company enters into derivative financial instruments as part of its strategy to manage its exposure to changes in interest rates.   Mortgage banking derivatives include interest rate lock commitments provided to customers to fund mortgage loans to be sold in the secondary market and forward commitments for the future delivery of such loans to third party investors.  It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale. The Company’s mortgage banking derivatives have not been designated as being in hedge relationships.  These instruments are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of ASC 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded as a component of mortgage banking income in the Company’s consolidated statements of operations. The Company does not use derivatives for speculative purposes.

-- 29 --

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale.    At March 31, 2012, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $124.9 million and interest rate lock commitments with an aggregate notional amount of approximately $124.2 million.  The fair value of the mortgage derivatives at March 31, 2012 included a cumulative net gain of $1.4 million on mortgage banking derivative assets is reported as a component of other asset on the Company’s consolidated statements of financial condition.

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

Note 13 – Earnings (loss) per share

Earnings (loss) per share are computed using the two-class method.  Basic earnings per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include unvested restricted shares.  Unvested restricted shares are considered participating securities because holders of these securities have the right to receive dividends at the same rate as holders of the Company’s common stock.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Unvested restricted stock and stock options are considered outstanding for diluted earnings (loss) per share only.  Unvested restricted stock totaling 105,000 shares is considered outstanding for dilutive earnings per share only for the three months ended March 31, 2012.  Unvested stock options totaling 295,000 shares for the three months ended March 31, 2012 and unvested restricted stock and stock options totaling 54,200 and 211,500 shares for the three months ended March 31, 2011 are antidilutive and are excluded from the loss per share calculation.

Presented below are the calculations for basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2012	2011

Net income (loss)	$2,208	$(1,544)
Net income (loss) available to unvested restricted shares	7	-
Net income (loss) available to common stockholders	$2,201	$(1,544)

Weighted average shares outstanding	30,683	30,899
Effect of dilutive potential common shares	13	-
Diluted weighted average shares outstanding	30,696	30,899

Basic earnings (loss) per share	$0.07	$(0.05)
Diluted earnings (loss) per share	$0.07	$(0.05)

Note 14 – Fair Value Measurements

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

-- 30 --

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

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2012	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$69,546	-	69,546	-
Collateralized mortgage obligations
Government sponsored enterprise bonds	43,187	-	43,187	-
Private-label issued	18,141	-	-	18,141
Government sponsored enterprise bonds	47,338	-	47,338	-
Municipal securities	26,530	-	26,530	-
Other debt securities	5,294	5,294	-	-
Certificates of Deposit	4,922	-	4,922	-
Loans held for sale	90,701	-	90,701	-
Mortgage banking derivative assets	1,404	-	-	1,404
Mortgage banking derivative liabilities	-

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$35,417	-	35,417	-
Collateralized mortgage obligations
Government sponsored enterprise bonds	33,196	-	33,196	-
Private-label issued	18,451	-	-	18,451
Government sponsored enterprise bonds	71,349	-	71,349	-
Municipal securities	39,068	-	39,068	-
Other debt securities	5,118	5,118	-	-
Certificates of Deposit	3,920	-	3,920	-
Loans held for sale	88,283	-	88,283	-
Mortgage banking derivative assets	924	-	-	924
Mortgage banking derivative liabilities	397	-	-	397

-- 31 --

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

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2012 and 2011.

	Available for sale securities	Mortgage banking derivatives
	(In Thousands)

Balance at December 31, 2010	$20,301	407

Transfer into level 3	-	-
Unrealized holding losses arising during the period:
Included in other comprehensive income	(142)	-
Other than temporary impairment included in net loss	(456)	-
Principal repayments	(1,252)	-
Net accretion of discount/amortization of premium	-	-
Mortgage derivative gain, net	-	120
Balance at December 31, 2011	18,451	527

Transfer into level 3	-	-
Unrealized holding losses arising during the period:
Included in other comprehensive income	126	-
Other than temporary impairment included in net loss	(4)	-
Principal repayments	(432)	-
Net accretion of discount/amortization of premium	-	-
Mortgage derivative gain, net	-	877
Balance at March 31, 2012	$18,141	1,404

Level 3 available-for-sale securities include two corporate collateralized mortgage obligations.  The market for these securities was not active as of March 31, 2012.  As such, the Company valued this security based on the present value of estimated future cash flows   Additional impairment may be incurred in future periods if estimated future cash flows are less than the cost basis of the securities. There were no transfers in or out of Level 1 or Level 2 measurements during the periods.

-- 32 --

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2012	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$48,847	-	-	48,847
Real estate owned	56,010	-	-	56,010

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$43,432	-	-	43,432
Real estate owned	56,670	-	-	56,670
_________
(1)  Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis.  On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral.  Fair value is determined based on third party appraisals.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques.  At March 31, 2012, loans determined to be impaired with an outstanding balance of $63.1 million were carried net of specific reserves of $14.2 million for a fair value of $48.8 million.  At December 31, 2011, loans determined to be impaired with an outstanding balance of $56.0 million were carried net of specific reserves of $12.6 million for a fair value of $43.4 million.  Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals and, if less than the carrying value of the loan, the carrying value of the loan is adjusted to the fair value.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques.  Changes in the value of real estate owned totaled $875,000 and $923,000 during the three months ended March 31, 2012 and 2011, respectively and are recorded in real estate owned expense. At March 31, 2012 and December 31, 2011, real estate owned totaled $56.0 million and $56.7 million, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Significant
	Fair Value at	Valuation	Unobservable	Unobservable
	March 31, 2012	Technique	Inputs	Input Value
Collateralized Mortgage Obligations
Private-label issued	$18,141	Discounted cash flow	Prepayment rate	9.6% to 21.1%
			Default rate	5.3% to 6.0%
			Discount rate	8.00%
			Loss severity rate	43% to 52%
Mortgage banking derivatives	1,404	Pricing models	Pull through rate	68% to 92%
Impaired loans, net	48,847	Pricing models	Discount rates applied to appraisals	15% to 30%
Real estate owned	56,010	Pricing models	Discount rates applied to appraisals	5% to 85%

-- 33 --

The fair value of the Company’s private label-issued collateralize mortgage obligations was determined using a discounted cash flow analysis.  With respect to the first of two securities, the significant unobservable inputs included a prepayment rate of 9.6%, a default rate of 6.0%, a discount rate of 8.0% and a loss severity rate of 43%.  With respect to the second security the significant unobservable inputs included a prepayment rate of 21.1%, a default rate of 5.3%, a discount rate of 8.0% and a loss severity rate of 52%.

The significant unobservable inputs used in the fair value measurement of the Company’s mortgage banking derivatives, including interest rate lock commitments is the loan pull through rate.  This represents the percentage of loans currently in a lock position which the Company estimates will ultimately close.  Generally, the fair value of an interest rate lock commitment will be positively (negatively) impacted when the prevailing interest rate is lower (higher) than the interest rate lock commitment.  Generally, an increase in the pull through rate will result in the fair value of the interest rate lock increasing when in a gain position, or decrease when in a loss position.  The pull through rate is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock.  The pull through rate is computed using historical data and the ratio is periodically reviewed by the Company.

The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans included in the above table primarily relate to discounting criteria applied to independent appraisals received with respect to the collateral.  Discounts applied to the appraisals are dependent on the vintage of the appraisal as well as the marketability of the property.  As of March 31, 2012, discounts applied to appraisals ranged from 15% to 30%.  The discount factor is computed using actual realization rates on properties that have been foreclosed upon and liquidated in the open market.

The significant unobservable inputs used in the fair value measurement of real estate owned included in the above table primarily relate to discounting criteria applied to independent appraisals received with respect to the property.  Discounts applied to the appraisals are dependent on the vintage of the appraisal as well as the marketability of the property.  As of March 31, 2012, discounts applied to appraisals ranged from 5% to 85%.  The discount factor is computed using actual realization rates on properties that have been foreclosed upon and liquidated in the open market.

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

The carrying amounts and fair values of the Company’s financial instruments consist of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012					December 31, 2011
	Carrying					Carrying	Fair
	amount	Fair Value				amount	value
		Total	Level 1	Level 2	Level 3
Financial Assets	(In Thousands)
Cash and cash equivalents	$75,607	75,607	75,607	-	-	80,380	80,380
Securities available-for-sale	214,958	214,958	5,294	191,523	18,141	206,519	206,519
Securities held-to-maturity	-	-	-	-	-	2,648	2,542
Loans held for sale	90,701	90,701	-	90,701	-	88,283	88,283
Loans receivable	1,200,477	1,202,890	-	-	1,202,890	1,216,664	1,225,141
FHLB stock	20,801	20,801	-	20,801	-	21,653	21,653
Cash surrender value of life insurance	36,895	36,895	36,895	-	-	36,749	36,749
Real estate owned	56,010	56,010	-	-	56,010	56,670	56,670
Accrued interest receivable	3,916	3,916	3,916	-	-	4,064	4,064
Mortgage banking derivative assets	1,404	1,404	-	-	1,404	924	924

Financial Liabilities
Deposits	1,043,754	1,044,771	178,007	866,764	-	1,051,292	1,052,663
Advance payments by
borrowers for taxes	7,394	7,394	7,394	-	-	942	942
Borrowings	459,193	514,044	-	514,044	-	461,138	517,624
Accrued interest payable	1,970	1,970	1,970	-	-	2,087	2,087
Mortgage banking derivative liabilities	-	-	-	-	-	397	397

Other Financial Instruments
Stand-by letters of credit	6	6	-	6	-	6	6

-- 34 --

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

-- 35 --

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company’s commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty’s credit standing, and discounted cash flow analyses. The fair value of the Company’s commitments to extend credit is not material at March 31, 2012 and December 31, 2011.

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

Note 15 – Segment Reporting

Selected financial and descriptive information is required to be provided about reportable operating segments, considering a “management approach” concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions, allocating resources, and assessing performance. Consequently, the segments are evident from the structure of the enterprise’s internal organization, focusing on financial information that an enterprise’s chief operating decision-makers use to make decisions about the enterprise’s operating matters.  The Company has determined that it has two reportable segments: community banking and mortgage banking.  The Company’s operating segments are presented based on its management structure and management accounting practices.  The structure and practices are specific to the Company and therefore, the financial results of the Company’s business segments are not necessarily comparable with similar information for other financial institutions.

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

Mortgage Banking

The Mortgage Banking segment provides residential mortgage loans for the purpose of sale on the secondary market.  Mortgage banking products and services are provided by offices in: Wisconsin, Arizona, Colorado, Florida, Idaho, Illinois, Indiana, Iowa, Maryland, Minnesota, Ohio and Pennsylvania.

-- 36 --

	Three Months ended March 31, 2012
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	$10,247	54	125	10,426
Provision for loan losses	3,600	75	-	3,675
Net interest income after provision for loan losses	6,647	(21)	125	6,751

Noninterest income:	774	14,228	-	15,002

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,127	7,727	(217)	10,637
Occupancy, office furniture and equipment	790	931	-	1,721
FDIC insurance premiums	941	-	-	941
Real estate owned	1,435	-	-	1,435
Other	1,218	3,497	66	4,781
Total noninterest expenses	7,511	12,155	(151)	19,515
Income (loss) before income taxes (benefit)	(90)	2,052	276	2,238
Income taxes (benefit)	(794)	824	-	30
Net income (loss)	$704	1,228	276	2,208

Total Assets	$1,654,117	101,578	(56,793)	1,698,902

	Three months ended March 31, 2011
	Community Banking	Mortgage Banking	Holding Company and Eliminations	Consolidated
	(in thousands)

Net interest income	$11,739	67	121	11,927
Provision for loan losses	4,860	15	-	4,875
Net interest income after provision for loan losses	6,879	52	121	7,052

Noninterest income:	580	6,217		6,797

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,746	4,373	(202)	7,917
Occupancy, office furniture and equipment	898	721	-	1,619
FDIC insurance premiums	1,061	-	-	1,061
Real estate owned	1,795	-	-	1,795
Other	1,144	1,583	235	2,962
Total noninterest expenses	8,644	6,677	33	15,354
Income (loss) before income taxes	(1,185)	(408)	88	(1,505)
Income taxes	135	(96)	-	39
Net income (loss)	$(1,320)	(312)	88	(1,544)

Total Assets	$1,747,227	40,584	(26,785)	1,761,026

-- 37 --

Note 16 – Recent Accounting Developments

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments change the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements.  The amendments also clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements.  The amendments are effective for interim  and annual periods beginning after December 15, 2011.  The adoption of the standard did not have a material impact on our results of operations, financial position or liquidity.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, to increase the prominence of other comprehensive income in financial statements.  Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements.  The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity.  An entity should apply the ASU retrospectively.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of the standard did not have a material impact on our results of operations, financial position or liquidity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Information

This report contains or incorporates by reference various forward-looking statements concerning the Company’s prospects that are based on the current expectations and beliefs of management.  Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as in oral presentations.  When used in written documents or oral statements, the words “anticipate,” “believe,” “estimate,” “expect,” “objective” and similar expressions and verbs in the future tense, are intended to identify forward-looking statements.  The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company’s control, that could cause the Company’s actual results and performance to differ materially from what is expected.  In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:

● our ability to maintain higher regulatory capital levels as imposed by federal and state regulators;
● adverse changes in the real estate markets;
● adverse changes in the securities markets;
● general economic conditions, either nationally or in our market areas, that are worse than expected;
● inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
● changes in interest rates that reduce loan origination volumes and, ultimately, income from our mortgage banking operations;
● our ability to maintain adequate levels of liquidity given regulatory limits on sources of funding and rates that can be paid for funding;
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

See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption “Risk Factors” in Item 1A of the Company’s 2011 Annual Report on Form 10-K).

Overview

The following discussion and analysis is presented to assist the reader in the understanding and evaluation of the Company’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the results of operations for the three months ended March 31, 2012 and 2011 and the financial condition as of March 31, 2012 compared to the financial condition as of December 31, 2011.

-- 38 --

Our profitability is highly dependent on our net interest income, mortgage banking income, provision for loan losses and expenses related to real estate owned.  Net interest income is the difference between the interest income we earn on our interest earnings assets which are loans receivable, investment securities and cash and cash equivalents and the interest we pay on deposits and other borrowings.  The Company’s banking subsidiary, WaterStone Bank SSB (“WaterStone Bank” or “Bank”) is primarily a mortgage lender with loans secured by real estate comprising 98.0% of total loans receivable on March 31, 2012.  Further, 89.4% of loans receivable are residential mortgage loans with over four-family loans comprising 45.7% of all loans on March 31, 2012.  WaterStone Bank funds loan production primarily with retail deposits and Federal Home Loan Bank advances.  The Bank’s mortgage banking subsidiary, Waterstone Mortgage Corporation, utilizes a line of credit provided by the Bank as its primary source of funding loans held for sale.  In addition, Waterstone Mortgage Corporation utilizes lines of credit with external banks when needed.  On March 31, 2012, deposits comprised 68.2% of total liabilities.  Time deposits, also known as certificates of deposit, accounted for 82.9% of total deposits at March 31, 2012.  Federal Home Loan Bank advances outstanding on March 31, 2012 totaled $350.0 million, or 22.9% of total liabilities.  During the current prolonged period of low interest rates and economic weakness, we have determined that an investment philosophy emphasizing short-term liquid investments (primarily cash and cash equivalents) is prudent and positions the Company to take advantage of the investment, lending and interest rate risk management opportunities that will exist as the local and national economies recover from the recession.  Our high level of time deposits, relative to total deposits, may result in an increase in our cost of funds when market interest rates begin to increase.

During the three months ended March 31, 2012, our results of operations continued to be adversely affected by elevated levels of nonperforming loans and real estate owned.  Weaknesses in our loan portfolio have required that we establish higher provisions for loan losses and incur significant loan charge-offs.  Continued weakness in the local real estate market requires the Company to continually re-evaluate the inputs and assumptions used to determine the fair value of collateral and net present value of discounted future estimated cash flows related to loans receivable to ensure that the allowance for loan losses continues to be an accurate reflection of management’s best estimate of the amount needed to provide for the probable and estimable loss on impaired loans and other incurred losses in the loan portfolio.  As a result, the Company determined that a provision for loan losses of $3.7 million was necessary during the three months ended March 31, 2012 in order to maintain the allowance for loan losses at an appropriate level in relation to the risks management believes are inherent and estimable in our portfolio.  At March 31, 2012, our allowance for loan losses totaled $33.0 million and represented 36.0% of non-accrual loans at the end of the period.  The $3.7 million provision for loan losses represents a $1.2 million decrease from the $4.9 million provision for loan losses during the three months ended March 31, 2011.  Additional information regarding loan quality and its impact on our financial condition and results of operations can be found in the “Asset Quality” discussion.

Our results of operations are also affected by noninterest income and noninterest expense.  Noninterest income consists primarily of mortgage banking income.  A significant increase in both sales volumes and margins earned on the sale of mortgage loans in the secondary market yielded an $8.0 million increase in mortgage banking income during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  Noninterest expense consists primarily of compensation and employee benefits, real estate owned expense and FDIC insurance premiums.  Noninterest expense increased $4.2 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  The primary reason for the increase in noninterest expense compared to the prior year relates to a $5.5 million increase in expense resulting from increased origination volume with respect to mortgage banking operations.  The increase in noninterest expense related to our mortgage banking operations were partially offset by a $360,000 decrease in real estate owned expense during the three months ended March 31, 2012 compared to the comparable period in the prior year.  During 2012 our noninterest expense has been and will continue to be adversely affected by higher deposit insurance premium assessments from the FDIC.  FDIC insurance premium expense totaled $941,000 and $1.1 million during the three months ended March 31, 2012 and 2011, respectively.  Our results of operations are also significantly affected by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets.

Allowance for Loan Losses. WaterStone Bank establishes valuation allowances on loans deemed to be impaired. A loan is considered impaired when, based on current information and events, it is probable that WaterStone Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows discounted at the loan’s original effective interest rate or the estimated net realizable fair value of the underlying collateral (specific component).  The Company recognizes the change in present value of expected future cash flows on impaired loans attributable to the passage of time as provision for loan losses.  On an ongoing basis, at least quarterly for financial reporting purposes, the fair value of collateral dependent impaired loans and real estate owned is determined or reaffirmed by the following procedures:

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

-- 39 --

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

Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Examples of positive evidence may include the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods.  Examples of negative evidence may include cumulative losses in a current year and prior two years and general business and economic trends.  At both March 31, 2012 and December 31, 2011, the Company determined a valuation allowance continued to be necessary, largely based on the negative evidence represented by a cumulative loss in the most recent three-year period caused by the significant loan loss provisions recorded during those three years.  In addition, general uncertainty regarding the economy and the housing market has increased the potential volatility and uncertainty of projected earnings.  Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly.

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

-- 40 --

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General - Net income for the three months ended March 31, 2012 totaled $2.2 million, or $0.07 for both basic and diluted income per share, compared to a net loss of $1.5 million, or $0.05 for both basic and diluted loss per share, for the three months ended March 31, 2011.  The three months ended March 31, 2012 generated an annualized return on average assets of 0.52% and an annualized return on average equity of 5.24%, compared to an annualized loss on average assets of 0.35% and an annualized loss on average equity of 3.67% for the comparable period in 2011.  The results of operations for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 reflect a $2.5 million increase in the pre-tax results of operations from our mortgage banking operations, a $1.2 million decrease in the provision for loan losses, a $360,000 decrease in expense related to real estate owned, a $241,000 increase in gains recognized upon the sale of available for sale securities, partially offset by a $1.5 million decrease in net interest income.  The provision for loan losses totaled $3.7 million during the three months ended March 31, 2012, compared to $4.9 million for the three months ended March 31, 2011.  Loan charge-off activity and specific loan loss reserves are discussed in additional detail in the Asset Quality section.

Segment Review – As described in Note 15 of the notes to consolidated financial statements, the Company’s primary reportable segment is community banking.  Community banking consists of lending and deposit gathering (as well as other banking-related products and services) to consumers and businesses and the support to deliver, fund, and manage such banking services. The Company’s mortgage banking segment provides residential mortgage products for the purpose of sale on the secondary market.

Mortgage banking segment assets (which consist predominantly of loans held for sale) increased $1.4 million, or 1.4%, to $101.6 million as of March 31, 2012 compared to $100.2 million as of December 31, 2011.  Additional details are provided in the “Loans Held for Sale” section.  Mortgage banking revenues increased $8.0 million, or 130.4%, to $14.2 million for the three months ended March 31, 2012 compared to $6.2 million during the three months ended March 31, 2011.   The $8.0 million increase in mortgage banking revenues was attributable to both an increase in loan origination volume, as well as increased margins.  Loans originated for sale on the secondary market totaled $326.9 million during the three months ended March 31, 2012, which represents a $143.9 million, or 78.6%, increase in originations from the three months ended March 31, 2011, which totaled $183.0 million.  In addition to the increase in revenues resulting from the increase in origination volume, mortgage banking revenues increased due to an increase in average sales margin.  The increase in average sales margin was driven by the following factors:  an increase in pricing on all products in all geographic markets, a change in product mix towards real estate purchases which yield a higher margin than loans originated for the purpose of a refinancing and a change in the geographic composition or origination activity towards higher yielding markets.  The major components of mortgage banking revenues include fees and premiums associated with the sale of residential loans held for sale, which are discussed in section “Mortgage Banking Income.” The major expenses for the mortgage banking segment are compensation, payroll taxes and other employee benefits, as well as occupancy, office furniture and equipment and other expenses, which are covered generally in the consolidated discussion in section “Noninterest Expense.”

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

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable, net(1)	$1,294,031	16,572	5.14%	$1,341,460	18,465	5.58%
Mortgage related securities(2)	103,039	863	3.36	103,249	1,037	4.07
Debt securities, (2) federal funds sold and short-term investments	198,266	707	1.43	224,900	835	1.51
Total interest-earning assets	1,595,336	18,142	4.56	1,669,609	20,337	4.94

Noninterest-earning assets	96,883			107,791
Total assets	$1,692,219			$1,777,400

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$38,563	7	0.07	$36,376	7	0.08
Money market and savings accounts	110,686	86	0.31	111,235	95	0.35
Time deposits	869,367	3,111	1.43	964,549	3,997	1.68
Total interest-bearing deposits	1,018,616	3,204	1.26	1,112,160	4,099	1.50
Borrowings	457,658	4,512	3.95	446,666	4,311	3.91
Total interest-bearing liabilities	1,476,274	7,716	2.10	1,558,826	8,410	2.19

Noninterest-bearing liabilities
Non interest-bearing deposits	28,194			29,216
Other noninterest-bearing liabilities	18,692			18,730
Total noninterest-bearing liabilities	46,886			47,946
Total liabilities	1,523,160			1,606,772
Equity	169,059			170,628
Total liabilities and equity	$1,692,219			$1,777,400

Net interest income		$10,426			$11,927
Net interest rate spread (3)			2.46%			2.75%
Net interest-earning assets (4)	$119,062			$110,783
Net interest margin (5)			2.62%			2.90%
Average interest-earning assets to average interest-bearing liabilities			108.07%			107.11%
__________
(1) Interest income includes net deferred loan fee amortization income of $150,000 and $220,000 for the three months ended March 31, 2012 and 2011, respectively.
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

	Three Months Ended March 31,
	2012 versus 2011
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable(1) (2)	$(581)	(1,312)	(1,893)
Mortgage related securities(3)	(2)	(172)	(174)
Other earning assets(3)	(90)	(38)	(128)
Total interest-earning assets	(673)	(1,522)	(2,195)

Interest expense:
Demand accounts	-	-	-
Money market and savings accounts	(1)	(7)	(8)
Time deposits	(357)	(530)	(887)
Total interest-bearing deposits	(358)	(537)	(895)
Borrowings	141	60	201
Total interest-bearing liabilities	(217)	(477)	(694)
Net change in net interest income	$(456)	(1,045)	(1,501)
______________
(1) Interest income includes net deferred loan fee amortization income of $150,000 and $220,000 for the three months ended March 31, 2012 and 2011, respectively.
(2)    Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.

Total Interest Income - Total interest income decreased $2.2 million, or 10.8%, to $18.1 million during the three months ended March 31, 2012 from $20.3 million during the three months ended March 31, 2011.

Interest income on loans decreased $1.9 million, or 10.3%, to $16.6 million during the three months ended March 31, 2012 from $18.5 million during the three months ended March 31, 2011.  The decrease in interest income was primarily due to a 44 basis point decrease in the average yield on loans to 5.14% for the three-month period ended March 31, 2012 from 5.58% for the comparable period in 2011.  The decrease in interest income on loans also reflects $47.4 million, or 3.5%, decrease in the average balance of loans outstanding to $1.29 billion during the three months ended March 31, 2012 from $1.34 billion during the comparable period in 2011.

Interest income from mortgage-related securities decreased $174,000, or 16.8%, to $863,000 during the three months ended March 31, 2012 from $1.0 million during the three months ended March 31, 2011.  The decrease in interest income was primarily due to a 71 basis point decrease in the average yield on mortgage-related securities to 3.36% for the three months ended March 31, 2012 from 4.07% for the comparable period in 2011.  The decrease in interest income from mortgage-related securities also reflects a $210,000, or 0.2%, decrease in the average balance of mortgage-related securities to $103.0 million for the three months ended March 31, 2012 from $103.2 million during the comparable period in 2011.

Finally, interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) decreased to $707,000 for the three months ended March 31, 2012 compared to $835,000 for the three months ended March 31, 2011.  Interest income decreased due to a decrease of $26.6 million, or 11.8%, in the average balance of other earning assets to $198.3 million during the three months ended March 31, 2012 from $224.9 million during the comparable period in 2011.  The decrease in interest income from other earning assets also reflects a 8 basis point decline in the average yield on other earning assets to 1.43% for the three months ended March 31, 2012 from 1.51% for the comparable period in 2011.

-- 43 --

Total Interest Expense - Total interest expense decreased by $694,000, or 8.3%, to $7.7 million during the three months ended March 31, 2012 from $8.4 million during the three months ended March 31, 2011.  This decrease was the result of both a decrease in the average cost of funds as well as a decrease in the average balance of interest bearing deposits and borrowings.  The average cost of funds decreased 9 basis points to 2.10% for the three months ended March 31, 2012 from 2.19% for the three months ended March 31, 2011.  Total average interest bearing deposits and borrowings outstanding decreased $82.6 million, or 5.3%, to $1.48 billion for the three months ended March 31, 2012 compared to an average balance of $1.56 billion for the three months ended March 31, 2011.

Interest expense on deposits decreased $895,000, or 21.8%, to $3.2 million during the three months ended March 31, 2012 from $4.1 million during the comparable period in 2011.  The decrease in interest expense on deposits was primarily due to a decrease in the cost of average deposits of 24 basis points to 1.26% for the three months ended March 31, 2012 compared to 1.50% for the comparable period during 2011.  The decrease in the cost of deposits reflects the low interest rate environment due to the Federal Reserve’s low short term interest rate policy.  These rates are typically used by financial institutions in pricing deposit products.  The decrease in interest expense attributable to the decrease in the cost of deposits was compounded by a decrease of $93.5 million, or 8.4%, in the average balance of interest bearing deposits to $1.02 billion during the three months ended March 31, 2012 from $1.11 billion during the comparable period in 2011.  Consistent with the Bank’s liquidity needs and funding obligations the Bank has reduced its level of higher cost time deposits.

Interest expense on borrowings increased $201,000, or 4.7%, to $4.5 million during the three months ended March 31, 2012 from $4.3 million during the comparable period in 2011.  The increase primarily resulted from an $11.0 million, or 2.5%, increase in average borrowings outstanding to $457.7 million during the three months ended March 31, 2012 from $446.7 million during the comparable period in 2011.  The increased use of borrowings as a funding source during the three months ended March 31, 2012 reflects an increased use of external lines of credit within our mortgage banking segment to fund loan originations to be sold on the secondary market.  The increased use of these lines of credit as a funding source resulted in a slight increase in the average cost of borrowings during the three months ended March 31, 2012.  The average cost of borrowings increased 4 basis points to 3.95% during the three months ended March 31, 2012 compared to 3.91% during the three months ended March 31, 2011.

Net Interest Income - Net interest income decreased by $1.5 million, or 12.6%, to $10.4 million during the three months ended March 31, 2012 as compared to $11.9 million during the comparable period in 2011.  The decrease in net interest income resulted primarily from a 29 basis point decrease in our interest rate spread to 2.46% during the three months ended March 31, 2012 from to 2.75% during the three months ended March 31, 2011.  The 29 basis point decrease in the interest rate spread resulted from a 38 basis point decrease in the average yield on interest earning assets, which was partially offset by a 9 basis point decrease in the average cost of interest bearing liabilities.

Provision for Loan Losses – Our provision for loan losses decreased $1.2 million, or 24.6%, to $3.7 million during the three months ended March 31, 2012, from $4.9 million during the three months ended March 31, 2011.  The decrease in the provision for loan losses resulted from a decrease in loans exhibiting risk characteristics that require estimated loan loss provisions in excess of our historical average experience rates when compared to the same period of the prior year.  Loans with elevated levels of risk profiles include loans internally classified as watch.  While the provision for loan losses has decreased from the prior year, it remains at historical high levels.  These levels remain high due to continued general economic stress resulting in reduced levels of income earned by many of our borrowers combined with loan collateral values, primarily real estate, that remain at levels below those estimated at the time the loans were originally made.  These factors result in higher levels of actual loss experience which when applied to the portfolio in general require higher loan loss provisions.  They also result in more loans exhibiting risk characteristics that require estimated loan loss provisions in excess of our historical average experience rates.  These risk characteristics include reduced borrower cash flow, reduced borrower FICO scores and known declines in collateral value even though the loan may still be performing.  The provision for the three months ended March 31, 2012 reflected a $3.1 million of net loan charge-offs, as well as continued weakness in local real estate markets which required an overall increase to the allowance for loan losses.  See the Asset Quality section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $8.2 million, or 120.7%, to $15.0 million during the three months ended March 31, 2012 from $6.8 million during the comparable period in 2011.  The increase resulted primarily from an increase in mortgage banking income.  In addition to the increase in mortgage banking income, the Company realized a gain of $241,000 on the sale of available for sale securities during the three months ended March 31, 2012.

Mortgage banking income increased $8.0 million, or 130.4%, to $14.2 million for the three months ended March 31, 2012, compared to $6.2 million during the comparable period in 2011.  The $8.0 million increase in mortgage banking income was the result of an increase in origination and sales volumes as well as an increase in average sales margins.  The increase in average sales margin reflects an increase in pricing and fees on all products in all geographic markets and a change in the geographic composition of origination activity towards higher yielding geographic markets.

Despite the increase in pricing, overall loan origination volumes increased significantly compared to the prior year which reflects the continued strong demand for fixed-rate loans due in large part to historically low interest rates on these products.  Loans originated for sale on the secondary market totaled $326.9 million during the three months ended March 31, 2012, which represents a $143.9 million, or 78.6%, increase in originations from the three months ended March 31, 2011, which totaled $183.0 million.

In addition to the increase in income due to an increase in origination volume and an increase in the overall level of pricing, mortgage banking income increased due to a shift in origination volume by geographic market.  Loan origination volumes increased by a combined $78.0 million during the year three months ended March 31, 2012 as compared to the three months ended March 31, 2011 with respect to five of our geographic markets which yielded the largest increase in average margin compared to the prior year.  These five markets accounted for 49.9% of the overall increase in originations compared to the prior year.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance), however, both remained relatively consistent during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  Loans originated for the purpose of a residential property purchase, which generally yields a higher margin than loans originated for the purpose of a refinance, comprised 55% of total originations during the three months ended March 31, 2012, compared to 54% during the three months ended March 31, 2011.  The mix of loan type also remained relatively consistent with loans conventional loans and governmental loans comprising 64% and 36% of all loan originations, respectively during the three months ended March 31, 2012.  During the three months ended March 31, 2011 conventional loans and governmental loans comprised 63% and 37% of all loan originations, respectively.

-- 44 --

In addition to the increase in mortgage banking income, noninterest income increased during the three months ended March 31, 2012 resulting from a gain on the sale of available for sale securities during the current year.  During the three months ended March 31, 2012, the Company sold $11.6 million in municipal securities at a gain of $241,000.  There were no such security sales during the comparable period in 2011.

Noninterest Expense - Total noninterest expense increased $4.2 million, or 27.1%, to $19.5 million during the three months ended March 31, 2012 from $15.4 million during the comparable period in 2011.  The increase was primarily attributable to increased compensation, real estate owned expense and other noninterest expense.

Compensation, payroll taxes and other employee benefit expense increased $2.7 million, or 34.4%, to $10.6 million during the three months ended March 31, 2012 compared to $7.9 million during the comparable period in 2011.  Due primarily to an increase in loan origination activity total compensation, payroll taxes and other benefits at our mortgage banking subsidiary increased $3.3 million to $7.7 million for the three months ended March 31, 2012 compared to $4.4 million during the comparable period in 2010.  The increase in compensation at our mortgage banking subsidiary correlates to the increase in mortgage banking income due to the commission based compensation structure in place for our mortgage banking loan officers.  The increase in total compensation, payroll taxes and other benefits at our mortgage banking subsidiary was partially offset by a decrease in compensation, payroll taxes and other employee benefits at our banking segment.   Due to a decrease in stock based compensation, health care related expense and a reduction in staffing, compensation, payroll taxes and other employee benefits at our banking segment decreased $619,000 to $3.1 million for the three months ended March 31, 2012 compared to $3.7 million during the comparable period in 2011.

Real estate owned expense decreased $360,000, or 20.1%, to $1.4 million during the three months ended March 31, 2012 from $1.8 million during the comparable period in 2011.  Real estate owned expense includes the net operating and carrying costs related to the properties.  In addition, it includes net gain or loss recognized upon the sale of a foreclosed property, as well as write-downs recognized to maintain the properties at the appropriate estimated fair value.  The decrease in real estate owned expense results from a decrease in net property management expense and a decrease in write-downs of asset values, partially offset by a decrease in gains on the sales of properties.  During the three months ended March 31, 2012, net operating expense, which includes but is not limited to property taxes, maintenance and management fees, net of rental income decreased $642,000, or 40.9%, to $929,000 from $1.6 million during the comparable period in 2011.  The decrease in net operating expense compared to the prior period resulted from a decrease in average balance of properties owned.  The average balance of real estate owned totaled $56.4 million for the three months ended March 31, 2012 compared to $60.8 million for the three months ended March 31, 2011.  Net losses recognized on the sale or write-down of real estate owned totaled $506,000 during the three months ended March 31, 2012, compared to a net loss of $225,000 during the comparable period in 2011.

Other noninterest expense increased $1.5 million or 89.9%, to $3.1 million during the three months ended March 31, 2012 from $1.6 million during the comparable period in 2011.  The increase resulted from an increase in operational costs related to the expansion of our mortgage banking operations of $2.0 million to $3.5 million for the three months ended March 31, 2012, compared to $1.6 million during the comparable period in 2011.  Increases in other noninterest expenses due to the expansion of our mortgage banking operations were partially offset by a decrease in expense within our community banking segment.

Income Taxes – During the three months ended March 31, 2012 and March 31, 2011, the Company recorded income tax expense of $30,000 and $39,000, respectively, which relates to certain states in which our mortgage banking segment conducts business and will file a separate company state income tax return.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total Assets - Total assets decreased by $13.9 million, or 0.8%, to $1.70 billion at March 31, 2012 from $1.71 billion at December 31, 2011. The decrease in total assets reflects decreases in loans receivable of $16.2 million, cash and cash equivalents of $4.8 million and securities held to maturity of $2.6 million.  Funds received from the repayment of loans held in portfolio were combined with cash and used to reduce deposits by $7.5 million, reduce other liabilities by $13.4 million and increase securities available for sale by $8.4 million during the three months ended March 31, 2012.

Cash and Cash Equivalents – Cash and cash equivalents decreased by $4.8 million, or 5.9%, to $75.6 million at March 31, 2012 from $80.4 million at December 31, 2011.  The decrease in cash and cash equivalents is not reflective of an overall change in strategy with respect to cash management.  The overall level of cash and cash equivalents continues to reflect the Company’s plan to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on securities and other investments.

Securities Available for Sale – Securities available for sale increased by $8.4 million, or 4.1%, to $215.0 million at March 31, 2012 from $206.5 million at December 31, 2011.  This increase reflects a $34.1 million increase in mortgage backed securities and a $10.0 million increase in government sponsored enterprise issued collateralized mortgage obligations, partially offset by a $24.0 million decrease in government sponsored enterprise bonds and a $12.5 million decrease in municipal securities.  During the three months ended March 31, 2012, the proceeds from maturities and calls of government sponsored enterprise securities and from the sale of municipal securities were reinvested in mortgage related securities deemed to provide a better risk-adjusted return.  The Company sold $11.6 million in short-term municipal securities in March of 2012 at a gain of $241,000 in order to capture the related value of the tax-exempt feature of the securities not otherwise realized due to the Company’s taxable loss position.  As of March 31, 2012, the Company holds two available for sale private label issue collateralized mortgage obligations with a total fair value of $18.1 million and an amortized cost of $19.0 million that were determined to be other than temporarily impaired.  The $897,000 unrealized loss (before taxes) is included in other comprehensive income.  During the three months ended March 31, 2012, $4,000 was recognized as additional other than temporary impairment with respect to one of the private label issue collateralized mortgage obligations which was charged against earnings.

-- 45 --

Loans Receivable - Loans receivable held for investment decreased $16.2 million, or 1.3%, to $1.20 billion at March 31, 2012 from $1.22 billion at December 31, 2011.  The 2012 decrease in total loans receivable was primarily attributable to a $9.6 million decrease in one- to four-family loans and a $4.1 million decrease in over four-family loans.  The decrease in one- to four-family loans reflects a decline in loan demand for variable-rate real estate mortgage loans as borrowers continue to prefer long-term fixed-rate products that the Company does not generally retain in its portfolio.  As a result of the low interest rate environment with respect to long-term fixed-rate real estate mortgage products, the Company continued to experience a shift in the composition of loan originations during 2012 and 2011 from one- to four-family residential variable-rate loans to residential real estate loans collateralized by over four-family properties and commercial real estate, as these categories of borrowers displayed relatively stable levels of demand for our existing products.  During the three months ended March 31, 2012, $6.3 million in loans were transferred to real estate owned and $3.1 million were charged-off, net of recoveries.

The following table shows loan origination, principal repayment activity, transfers to real estate owned, charge-offs and sales during the periods indicated.

	As of or for the		As of or for the
	Three Months Ended March 31,		Year Ended
	2012	2011	December 31, 2011
	(In Thousands)
Total gross loans receivable and held for sale at
beginning of period	$1,304,947	$1,443,824	1,443,824
Real estate loans originated for investment:
Residential
One- to four-family	3,047	2,969	13,651
Over four-family	10,959	10,119	60,367
Home equity	981	1,189	4,328
Construction and land	202	1,589	3,487
Commercial real estate	4,950	4,512	25,398
Total real estate loans originated for investment	20,139	20,378	107,231
Commerical business loans originated for investment	1,294	5,559	9,366
Total loans originated for investment	21,433	25,937	116,597

Principal repayments	(28,212)	(47,201)	(200,544)
Transfers to real estate owned	(6,349)	(9,311)	(28,259)
Loan principal charged-off, net of recoveries	(3,059)	(1,956)	(18,821)
Net activity in loans held for investment	(16,187)	(32,531)	(131,027)

Loans originated for sale	326,882	182,970	1,027,346
Loans sold	(324,464)	(250,011)	(1,035,196)
Net activity in loans held for sale	2,418	(67,041)	(7,850)
Total gross loans receivable and held for sale at end of period	$1,291,178	$1,344,252	1,304,947

Allowance for Loan Losses - The allowance for loan losses increased $617,000, or 1.9%, to $33.0 million at March 31, 2012 from $32.4 million at December 31, 2011.  The $617,000 increase in the allowance for loan losses during the three months ended March 31, 2012 is attributable to a $1.6 million increase in specific loan loss reserves related to impaired loans, partially offset by a $1.0 million decrease in the general valuation allowance.  The $1.6 million increase in specific loan loss reserves was primarily the result of an increase in number and amount of impaired loans with significant collateral shortfalls.  The $1.0 million decrease in the general valuation allowance resulted primarily from a decrease in the overall balance of loans outstanding.  As of March 31, 2012, the allowance for loan losses to total loans receivable was 2.75% and was equal to 35.98% of non-performing loans, compared to 2.67% and 41.46%, respectively, at December 31, 2011.  Of the overall $617,000 increase in the allowance for loan losses during the three months ended March 31, 2012, $319,000 related to the over four-family category and $305,000 related to the home equity category.  Weakness in the residential real estate market has continued for the past four years and the risk of loss on loans secured by residential real estate remains at an elevated level.  That portion of the allowance for loan losses attributable to mortgage loans secured by residential real estate is unchanged at 85.5% of the total allowance for loan losses at both March 31, 2012 and December 31, 2011.

-- 46 --

Real Estate Owned – Total real estate owned decreased $660,000, or 1.2%, to $56.0 million at March 31, 2012 from $56.7 million at December 31, 2011.  During the three months ended March 31, 2011, $6.3 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write downs totaling $875,000 during the three months ended March 31, 2012.  During the same period, sales of real estate owned totaled $6.1 million.

Prepaid Expenses and Other Assets – Prepaid expenses and other assets increased by $874,000 or 10.5%, to $9.2 million at March 31, 2012 from $8.4 million at December 31, 2011.  The increase is primarily due to an increase in receivables due from third parties related to the origination of loans held for sale as well as an increase in the mortgage servicing rights intangible asset that relates to an increase in loans sold on a servicing retained basis.

Deposits – Total deposits decreased $7.5 million, or 0.7%, to $1.04 billion at March 31, 2012 from $1.05 billion at December 31, 2011.  The reduction in deposits is the direct result of weak loan demand.  Total time deposits decreased $13.0 million, or 1.5%, to $865.7 million at March 31, 2012 from $878.7 million at December 31, 2011.  The decrease in time deposits was partially offset by an increase in money market and demand deposits.  Total money market and savings deposits increased $5.2 million, or 5.0%, to $109.3 million at March 31, 2012 from $104.1 million at December 31, 2011.  Total demand deposits increased $215,000, or 0.3%, to $68.7 million at March 31, 2012 from $68.5 million at December 31, 2011.

Borrowings – Total borrowings decreased $1.9 million, or 0.4%, to $459.2 million at March 31, 2012 from $461.1 million at December 31, 2011.  The decrease in borrowings relates entirely to a reduction in the use of bank lines of credit to finance loans held for sale.  The balance of these lines of credit decreased by $1.9 million, to $25.2 million at March 31, 2012, from $27.1 million at December 31, 2011.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $6.5 million to $7.4 million at March 31, 2012 from $942,000 at December 31, 2011.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $13.4 million, or 40.5%, to $19.7 million at March 31, 2012 from $33.1 million at December 31, 2011.  The decrease resulted primarily from a $13.3 million seasonal decrease in outstanding escrow checks.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  These amounts remain classified as other liabilities until settled.

Shareholders’ Equity – Shareholders’ equity increased by $2.5 million, or 1.5%, to $168.9 million at March 31, 2012 from $166.4 million at December 31, 2011.  The increase in stockholders’ equity was primarily due to a $2.2 million increase in retained earnings reflecting net income for the three months ended March 31, 2012.  In addition to the increase in retained earnings, shareholders’ equity was positively impacted by a $196,000 increase in accumulated other comprehensive income and a $213,000 decrease in unearned ESOP shares.

-- 47 --

ASSET QUALITY

NONPERFORMING ASSETS
The following table summarizes nonperforming loans and assets:

	At March 31,	At December 31,
	2012	2011
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$56,178	55,609
Over four-family	25,225	13,680
Home equity	2,019	1,334
Construction and land	6,035	6,946
Commercial real estate	2,292	514
Consumer	28	-
Commercial	59	135
Total non-accrual loans	91,836	78,218
Real estate owned
One- to four-family	27,826	27,449
Over four-family	14,942	16,231
Construction and land	9,490	8,796
Commercial real estate	3,752	4,194
Total real estate owned	56,010	56,670
Total nonperforming assets	$147,846	134,888

Total non-accrual loans to total loans, net	7.65%	6.43%
Total non-accrual loans and performing troubled
debt restructurings to total loans receivable	9.79%	8.45%
Total non-accrual loans to total assets	5.41%	4.57%
Total nonperforming assets to total assets	8.70%	7.88%

All loans that exceed 90 days past due with respect to principal and interest are recognized as non-accrual.  Troubled debt restructurings which are nonaccrual either due to being past due greater than 90 days or which have not yet performed under the modified terms for a reasonable period of time, are included in the table above.  In addition, loans which are past due less than 90 days are evaluated to determine the likelihood of collectability given other credit risk factors such as early stage delinquency, the nature of the collateral or the results of a borrower review.  When the collection of all contractual principal and interest is determined to be unlikely, the loan is moved to non-accrual status and an updated appraisal of the underlying collateral is ordered.  This process generally takes place between contractual past due dates 60 to 90 days.  Upon determining the updated estimated value of the collateral, a loan loss provision is recorded to establish a specific reserve to the extent that the outstanding principal balance exceeds the updated estimated net realizable value of the collateral.  When a loan is determined to be uncollectible, typically coinciding with the initiation of foreclosure action, the specific reserve is reviewed for adequacy, adjusted if necessary, and charged-off.

Total non-accrual loans increased by $13.6 million, or 17.4%, to $91.8 million as of March 31, 2012 compared to $78.2 million as of December 31, 2011.  The ratio of non-accrual loans to total loans receivable was 7.65% at March 31, 2012 compared to 6.43% at December 31, 2011.  The $13.6 million net increase in non-accrual loans during the three months ended March 31, 2012 was primarily attributable to one $12.2 million lending relationship that migrated to non-accrual status during the period.  During the three months ended March 31, 2012, a total of $23.8 million in loans were placed on non-accrual status.  Offsetting the addition of loans added to non-accrual status were $6.3 million in transfers to real estate owned (net of charge-offs), $2.3 million in charge-offs and $777,000 in principal repayments.

-- 48 --

Of the $91.8 million in total non-accrual loans as of March 31, 2012, $78.1 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan’s original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $9.7 million in partial charge-offs have been recorded with respect to these loans as of March 31, 2012.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a “non-performing” status and are disclosed as impaired loans.  In addition, specific reserves totaling $10.1 million have been recorded as of March 31, 2012.  The remaining $13.7 million of non-accrual loans were reviewed on an aggregate basis and $3.2 million in general valuation allowance was deemed necessary as of March 31, 2012.   The $3.2 million in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

There were no accruing loans past due 90 days or more during the three months ended March 31, 2012 and 2011.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes troubled debt restructurings:

	At March 31,	At December 31,
	2012	2011
	(Dollars in Thousands)
Troubled debt restructurings
Substandard	$45,183	47,220
Watch	10,128	8,192
Total troubled debt restructurings	$55,311	55,412

All troubled debt restructurings are considered to be impaired and are risk rated as either substandard or watch and are included in the internal risk rating tables disclosed in Note 3 in the notes to the financial statements.  Specific reserves have been established to the extent that these collateral-based impairment analyses indicate that a collateral shortfall exists.

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At March 31,	At December 31,
	2012	2011
	(Dollars in Thousands)

Loans past due less than 90 days	$21,533	36,798
Loans past due 90 days or more	66,482	56,612
Total loans past due	$88,015	93,410

Total loans past due to total loans receivable	7.33%	7.68%

Loans past due decreased by $5.4 million, or 5.8%, to $88.0 million at March 31, 2012 from $93.4 million at December 31, 2011.  Loans past due 90 days or more increased by $9.9 million, or 17.4%, during the three months ended March 31, 2012 while loans past due less than 90 days decreased by $15.3 million, or 41.5%.  The $9.9 million increase in loans past due 90 days or more was primarily attributable to an $11.0 million increase in loan collateralized by over four-family residential real estate.  This increase relates to one borrower relationship that was past due less than 90 days as of December 31, 2011.  Within the category of loans past due less than 90 days, only the category of loans collateralized by commercial real estate experienced an increase in overall delinquent balance when compared to December 31, 2011.  All other loan categories experienced declines in total loan balance past due less than 90 days.

-- 49 --

REAL ESTATE OWNED

Total real estate owned decreased by $660,000, or 1.2%, to $56.0 million at March 31, 2012, compared to $56.7 million at December 31, 2011.  During the three months ended March 31, 2012, $6.3 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write-downs totaling $875,000 during the three months ended March 31, 2012.  During the same period, sales of real estate owned totaled $6.1 million.  New appraisals received on real estate owned and collateral dependent impaired loans are based upon an “as is value” assumption.  During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

●	Applying an updated adjustment factor (as described previously) to an existing appraisal;
●	Confirming that the physical condition of the real estate has not significantly changed since the last valuation date;
●	Comparing the estimated current value of the collateral to that of updated sales values experienced on similar collateral;
●	Comparing the estimated current value of the collateral to that of updated values seen on current appraisals of similar collateral; and
●	Comparing the estimated current value to that of updated listed sales prices on our real estate owned and that of similar properties (not owned by the Company).

We owned 322 properties as of March 31, 2012, compared to 323 properties at December 31, 2011.  Of the $56.0 million in real estate owned properties as of March 31, 2012, $46.5 million consist of one– to four-family, over four-family and commercial real estate properties.  Of all real estate owned, these property types present the greatest opportunity to offset operating expenses through the generation of rental income.  Of the $46.5 million in one- to four-family, over four-family and commercial real estate properties, $31.3 million, or 67.2%, represent properties that are generating rental revenue or are being managed with the intent of attracting a lessee to generate revenue.  Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

-- 50 --

A summary of the allowance for loan losses is shown below:

ALLOWANCE FOR LOAN LOSSES

	At or for the Three Months
	Ended March 31,
	2012	2011
	(Dollars in Thousands)

Balance at beginning of period	$32,430	$29,175
Provision for loan losses	3,675	4,875
Charge-offs:
Mortgage
One- to four-family	2,446	1,033
Over four-family	447	524
Home Equity	150	73
Commercial real estate	35	176
Construction and land	120	4
Consumer	-	8
Commercial	-	185
Total charge-offs	3,198	2,003
Recoveries:
Mortgage
One- to four-family	116	33
Over four-family	4	11
Home Equity	7	2
Consumer	-	1
Commercial	13	-
Total recoveries	140	47
Net charge-offs	3,058	1,956
Allowance at end of period	$33,047	$32,094

Ratios:
Allowance for loan losses to non-accrual loans at end of period	35.98%	38.24%
Allowance for loan losses to loans receivable at end of period	2.75%	2.52%
Net charge-offs to average loans outstanding (annualized)	0.96%	0.59%
Current year provision for loan losses to net charge-offs	120.15%	249.19%
Net charge-offs (annualized) to beginning of the year allowance	38.25%	27.19%

_______________

At March 31, 2012, the allowance for loan losses was $33.0 million, compared to $32.4 million at December 31, 2011.  As of March 31, 2012, the allowance for loan losses represented 2.75% of total loans receivable and was equal to 35.98% of non-performing loans, compared to 2.67% and 41.46%, respectively, at December 31, 2011.  The $617,000 increase in the allowance for loan losses during the three months ended March 31, 2012 is attributable to a $1.6 million increase in specific loan loss reserves related to impaired loans, partially offset by a $1.0 million decrease in the general valuation allowance.  The $1.6 million increase in specific loan loss reserves was primarily the result of an increase in number and amount of impaired loans with significant collateral shortfalls.  The $1.0 million decrease in the general valuation allowance resulted primarily from a decrease the overall balance of loans outstanding.

-- 51 --

Net charge-offs totaled $3.1 million, or an annualized 0.96% of average loans for the three months ended March 31, 2012, compared to $2.0 million, or an annualized 0.59% of average loans for the three months ended March 31, 2011.  Of the $3.1 million in net charge-offs during the three months ended March 31, 2012, $2.4 million related to loans secured by one- to four-family residential loans.  Weakness in the residential real estate market has continued for the past three years and the risk of loss on loans secured by residential real estate remains at an elevated level.

The loan loss provision of $3.7 million for the three months ended March 31, 2012 reflects the Company’s conclusion as to the need for the ending allowance to be $33.0 million following the net charge-offs recorded during the period and a review of the Bank’s loan portfolio and general economic conditions.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 4.1% and 6.0% for the three months ended March 31, 2012 and 2011, respectively.  The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets.  We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans.  We also adjust liquidity as appropriate to meet asset and liability management objectives.  The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the senior management as supported by the Asset/Liability Committee.  Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.

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

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2012 and 2011, respectively, $75.6 million and $124.8 million of our assets were invested in cash and cash equivalents.  At March 31, 2012 cash and cash equivalents are comprised of the following: $55.0 million in cash held at the Federal Reserve Bank and other depository institutions and $20.6 million in federal funds sold.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, federal funds purchased and advances from the FHLBC.

During the three months ended March 31, 2012, the collection of principal payments on loans, net of loan originations provided cash flow of $6.8 million, compared to $20.8 million for the three months ended March 31, 2011.  The decrease in loans receivable is reflective of the general decline in loan demand for variable-rate residential real estate mortgage loans combined with the Company’s tightened underwriting standards given the current economic environment.  The decrease in the loan portfolio during the three months ended March 31, 2012 was primarily attributable to a $9.6 million decrease in one- to four-family loans.

-- 52 --

Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.  Deposits decreased by $7.5 million for the three months ended March 31, 2012.  The decrease in deposits was driven by a $13.0 million decrease in time deposits, partially offset by a $5.2 million increase in money market and savings deposits. As a result of the consent order issued by state and federal regulators effective December 18, 2009, the Bank is prohibited from accepting or renewing brokered deposits and all other deposit rates are capped by the FDIC.

Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC which provide an additional source of funds.  At March 31, 2012, we had $350.0 million in advances from the FHLBC with contractual maturity dates in 2016, 2017 or 2018.  All advances are callable quarterly until maturity.  As an additional source of funds, we also enter into repurchase agreements.  At March 31, 2012, we had $84.0 million in repurchase agreements.  The repurchase agreements mature at various times in 2017, however, all are callable quarterly until maturity.

At March 31, 2012, we had outstanding commitments to originate loans of $25.5 million.  In addition, at March 31, 2012 we had unfunded commitments under construction loans of $6.4 million, unfunded commitments under business lines of credit of $10.1 million and unfunded commitments under home equity lines of credit and standby letters of credit of $20.9 million.  At March 31, 2012 certificates of deposit scheduled to mature in one year or less totaled $687.7 million.  Based on prior experience, management believes that, subject to the Bank’s funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets.  However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed.  Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

The following tables present information indicating various contractual obligations and commitments of the Company as of March 31, 2012 and the respective maturity dates.

Contractual Obligations
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Deposits without a stated maturity (4)	$178,007	178,007	-	-	-
Certificates of deposit (4)	865,747	687,717	157,707	20,323	-
Bank lines of credit (4)	25,193	25,193	-	-	-
Federal Home Loan Bank advances (1)	350,000	-	-	245,000	105,000
Repurchase agreements (2)(4)	84,000	-	-	24,000	60,000
Operating leases (3)	3,802	1,872	1,567	363	-
Salary continuation agreements	893	170	340	340	43
	$1,507,642	892,959	159,614	290,026	165,043
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
(4)  Excludes interest.

-- 53 --

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of March 31, 2012.

Other Commitments
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$25,521	25,521	-	-	-
Unused portion of home equity lines of credit (2)	19,885	19,885	-	-	-
Unused portion of construction loans (3)	6,388	6,388	-	-	-
Unused portion of business lines of credit	10,099	10,099	-	-	-
Standby letters of credit	970	970	-	-	-
Total Other Commitments	$62,863	62,863	-	-	-
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

Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2012 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our fixed-rate mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our fixed-rate assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a negative impact on net interest income and earnings.  This effect is offset by the impact that variable-rate assets have on net interest income as interest rates rise and fall.

-- 54 --

Percentage Increase (Decrease) in Estimated Annual Net Interest Income Over 12 Months
300 basis point gradual rise in rates	(7.10)
200 basis point gradual rise in rates	(6.87)
100 bassis point gradual rise in rates	(6.64)
Unchanged rate scenario	(5.99)
100 bassis point gradual decline in rates	(6.56)
200 bassis point gradual decline in rates	(9.37)
300 bassis point gradual decline in rates	(10.55)

WaterStone Bank’s Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 20% for various levels of interest rate changes measured over a 12-month period when compared to the flat rate scenario.  In addition, projected changes in the economic value of equity are limited to a maximum decline of 10% to 80% for interest rate movements of 100 to 300 basis points when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  Because our balance sheet is asset sensitive, net interest income is projected to decline as interest rates fall.  At March 31, 2012, a 100 basis point gradual increase in interest rates had the effect of decreasing forecast net interest income by 6.64% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 6.56%.  At March 31, 2012, a 100 basis point gradual increase in interest rates had the effect of decreasing the economic value of equity by 4.83% while a 100 basis point decrease in rates had the effect of decreasing the economic value of equity by 1.80%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

-- 55 --

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At March 31, 2012, we believe that any liability arising from the resolution of any pending legal proceedings will not be material to our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2011, we set forth the following additional risk factors.

A Significant Portion of our Liabilities are Time Deposits

If interest rates rise, our cost of funds could significantly increase, adversely affecting our ability to generate a profit.  At March 31, 2012, time deposits totaled $865.7 million, comprising 82.9% of our total deposits.  If market rates begin to rise our costs of funds may significantly increase or we may experience significant deposit outflows.  Either of which will adversely affect our ability to operate profitably.

Item 6. Exhibits

    (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: May 4, 2012
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer
Date: May 4, 2012
/s/ Richard C. Larson
Richard C. Larson
Chief Financial Officer

-- 56 --

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended March 31, 2012

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