Form 10-Q
period 2012-09-30
WATERSTONE FINANCIAL INC
filed 2012-11-02
CIK 1329517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

OR

*	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-51507

WATERSTONE FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Federal	20-3598485
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11200 W. Plank Court Wauwatosa, Wisconsin	53226
(Address of principal executive offices)	(Zip Code)

(414) 761-1000
 (Registrant's telephone number, including area code)

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

Large accelerated filer	*	Accelerated filer	☑	Non-accelerated filer (Do not check if smaller reporting company)	*	Smaller Reporting Company	*

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	*	No	☑

The number of shares outstanding of the issuer's common stock, $0.01 par value per share, was 31,350,097 at October 31, 2012.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30,	December 31,
	2012	2011
Assets	(In thousands, except share data)
Cash	$52,419	72,336
Federal funds sold and short-term investments	29,569	8,044
Cash and cash equivalents	81,988	80,380
Securities available for sale (at fair value)	207,618	206,519
Securities held to maturity (at amortized cost), fair value of $2,542 at December 31, 2011	-	2,648
Loans held for sale (at fair value)	123,157	88,283
Loans receivable	1,154,292	1,216,664
Less: Allowance for loan losses	(30,967)	(32,430)
Loans receivable, net	1,123,325	1,184,234
Office properties and equipment, net	26,870	27,356
Federal Home Loan Bank stock (at cost)	20,311	21,653
Cash surrender value of life insurance	37,917	36,749
Real estate owned	43,837	56,670
Prepaid expenses and other assets	14,545	8,359
Total assets	$1,679,568	1,712,851

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$77,006	68,457
Money market and savings deposits	117,629	104,102
Time deposits	758,982	878,733
Total deposits	953,617	1,051,292

Short-term borrowings	57,053	27,138
Long-term borrowings	434,000	434,000
Advance payments by borrowers for taxes	21,665	942
Other liabilities	28,421	33,107
Total liabilities	1,494,756	1,546,479

Shareholders' equity:
Preferred stock (par value $.01 per share), Authorized 20,000,000 shares, no shares issued	—	—
Common stock (par value $.01 per share), Authorized - 200,000,000 shares in 2012 and 2011, Issued - 33,974,450 shares in 2012 and in 2011, Outstanding - 31,350,097 shares in 2012 and 31,250,097 in 2011	340	340
Additional paid-in capital	110,557	110,894
Retained earnings	118,407	101,573
Unearned ESOP shares	(1,921)	(2,562)
Accumulated other comprehensive income, net of taxes	2,690	1,388
Treasury shares (2,724,353 shares), at cost	(45,261)	(45,261)
Total shareholders' equity	184,812	166,372
Total liabilities and shareholders' equity	$1,679,568	1,712,851

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Interest income:
Loans	$48,834	$54,337	15,943	17,831
Mortgage-related securities	2,611	2,988	826	940
Debt securities, federal funds sold and short-term investments	1,760	2,465	505	801
Total interest income	53,205	59,790	17,274	19,572
Interest expense:
Deposits	7,804	11,673	1,938	3,697
Borrowings	13,711	12,998	4,701	4,397
Total interest expense	21,515	24,671	6,639	8,094
Net interest income	31,690	35,119	10,635	11,478
Provision for loan losses	7,100	16,162	2,000	6,006
Net interest income after provision for loan losses	24,590	18,957	8,635	5,472
Noninterest income:
Service charges on loans and deposits	1,026	805	395	286
Increase in cash surrender value of life insurance	927	967	518	545
Total other-than-temporary investment losses	(1,351)	(1,040)	(1,246)	-
Portion of loss recognized in other comprehensive income (before tax)	1,138	988	1,138	-
Net impairment losses recognized in earnings	(213)	(52)	(108)	-
Mortgage banking income	63,376	27,781	26,668	12,339
Gain on sale of available for sale securities	241	-	-	-
Other noninterest income	671	1,075	302	432
Total noninterest income	66,028	30,576	27,775	13,602
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	43,425	27,962	17,823	10,648
Occupancy, office furniture and equipment	5,229	4,910	1,820	1,635
Advertising	2,021	1,047	697	396
Data processing	1,126	1,021	401	326
Communications	918	701	315	214
Professional fees	1,457	1,196	497	399
Real estate owned	6,265	7,221	1,991	2,540
FDIC insurance premiums	2,730	2,903	916	826
Other noninterest expense	10,397	5,578	3,357	2,232
Total noninterest expenses	73,568	52,539	27,817	19,216
Income (loss) before income taxes	17,050	(3,006)	8,593	(142)
Income tax expense (benefit)	216	(672)	145	64
Net income (loss)	$16,834	$(2,334)	8,448	(206)
Income (loss) per share:
Basic	$0.54	$(0.08)	0.27	(0.01)
Diluted	$0.54	$(0.08)	0.27	(0.01)
Weighted average shares outstanding:
Basic	31,044,563	30,919,183	31,064,186	30,938,756
Diluted	31,125,207	30,919,183	31,161,567	30,938,756

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income (loss)	$16,834	(2,334)	8,448	(206)

Other comprehensive income (loss), net of tax:

Net unrealized holding gain (loss) on avaliable for sale securities arising during the period, net of tax (expense) benefit of ($93), $1,226, $327 and $86 respectively	1,319	(10)	397	191

Reclassification adjustment for net gain (loss) on available for sale securities realized during the period, net of tax expense (benefit) of $11, ($21), ($43) and zero, respectively	(17)	30	64	(1)

Total other comprehensive income	1,302	20	461	190
Comprehensive income (loss)	$18,136	(2,314)	8,909	(16)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

						Accumulated
			Additional		Unearned	Other		Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income	Shares	Equity
	(In Thousands)
Balances at December 31, 2010	31,250	$340	109,953	109,046	(3,416)	1,558	(45,261)	172,220

Comprehensive loss:
Net loss	—	—	—	(2,334)	—	—	—	(2,334)
Other comprehensive income:	—	—	—	—	—	20	—	20
Total comprehensive loss								(2,314)

ESOP shares committed to be released to Plan participants	—	—	(484)	—	641	—	—	157
Stock based compensation	—	—	1,271	—	—	—	—	1,271

Balances at September 30, 2011	31,250	$340	110,740	106,712	(2,775)	1,578	(45,261)	171,334

Balances at December 31, 2011	31,250	$340	110,894	101,573	(2,562)	1,388	(45,261)	166,372

Comprehensive income:
Net income	—	—	—	16,834	—	—	—	16,834
Other comprehensive income:	—	—	—	—	—	1,302	—	1,302
Total comprehensive income								18,136

ESOP shares committed to be released to Plan participants	—	—	(447)	—	641	—	—	194
Stock based compensation	100	—	110	—	—	—	—	110

Balances at September 30, 2012	31,350	$340	110,557	118,407	(1,921)	2,690	(45,261)	184,812

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended September 30,
	2012	2011
	(In Thousands)
Operating activities:
Net income (loss)	$16,834	(2,334)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	7,100	16,162
Depreciation	1,515	1,388
Deferred income taxes	(3,050)	730
Stock based compensation	110	1,271
Net amortization of premium on debt and mortgage-related securities	1,056	461
Amortization of unearned ESOP shares	194	157
Net realized and unrealized loss related to real estate owned	4,282	2,856
Gain on sale of loans held for sale	(63,000)	(27,781)
Loans originated for sale	(1,245,018)	(689,461)
Proceeds on sales of loans originated for sale	1,273,144	732,443
Decrease in accrued interest receivable	469	124
Increase in cash surrender value of life insurance	(927)	(967)
Decrease in accrued interest on deposits and borrowings	(410)	(314)
Increase (decrease) in other liabilities	7,816	(6,253)
Decrease in accrued tax payable	(1,349)	(8)
Gain on sale of available for sale securities	(241)	-
Net impairment losses recognized in earnings	213	52
Other	(4,159)	330
Net cash (used in) provided by operating activities	(5,421)	28,856

Investing activities:
Net decrease in loans receivable	34,080	28,358
Purchases of:
Mortgage-related securities	(92,652)	(5,184)
Debt securities	(6,645)	(73,971)
Certificates of deposit	(1,470)	0
Premises and equipment, net	(1,035)	(597)
Bank owned life insurance	(241)	(241)
Proceeds from:
Principal repayments on mortgage-related securities	27,289	24,060
Sales of debt securities	11,908	-
Sales of mortgage-related securities	-	607
Maturities and calls of debt securities	61,376	47,164
Calls of structured notes	2,648	-
Redemption of FHLB stock	1,342	-
Sales of real estate owned	28,209	17,816
Net cash provided by investing activities	64,809	38,012

Financing activities:
Net decrease in deposits	(97,675)	(70,929)
Net change in short-term borrowings	29,915	(4,281)
Net change in advance payments by borrowers for taxes	9,980	20,137
Net cash used in financing activities	(57,780)	(55,073)
Increase in cash and cash equivalents	1,608	11,795
Cash and cash equivalents at beginning of period	80,380	75,331
Cash and cash equivalents at end of period	$81,988	87,126

Supplemental information:
Cash paid, credited or (received) during the period for:
Income tax payments	4,615	69
Interest payments	21,926	24,985
Noncash investing activities:
Loans receivable transferred to real estate owned	19,729	22,846

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Waterstone Financial, Inc. (the "Company") and the Company's subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. The financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations, changes in shareholders' equity, and cash flows of the Company for the periods presented.

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company's December 31, 2011 Annual Report on Form 10-K. Operating results for the nine and three months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company's investment in securities available for sale follow:

	September 30, 2012
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$98,613	2,719	—	101,332
Collateralized mortgage obligations:
Government sponsored enterprise issued	33,494	423	(11)	33,906
Private-label issued	18,218	—	(1,159)	17,059
Mortgage-related securities	150,325	3,142	(1,170)	152,297

Government sponsored enterprise bonds	17,500	21	(4)	17,517
Municipal securities	24,960	2,212	(11)	27,161
Other debt securities	5,000	220	—	5,220
Debt securities	47,460	2,453	(15)	49,898

Certificates of Deposit	5,390	34	(1)	5,423
	$203,175	5,629	(1,186)	207,618

	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$33,561	1,857	(1)	35,417
Collateralized mortgage obligations:
Government sponsored enterprise issued	32,650	559	(13)	33,196
Private-label issued	19,475	16	(1,040)	18,451
Mortgage-related securities	85,686	2,432	(1,054)	87,064

Government sponsored enterprise bonds	71,210	152	(13)	71,349
Municipal securities	37,644	1,744	(320)	39,068
Other debt securities	5,000	118	—	5,118
Debt securities	113,854	2,014	(333)	115,535

Certificates of Deposit	3,920	2	(2)	3,920
	$203,460	4,448	(1,389)	206,519

The majority of the Company's mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by either Fannie Mae or Freddie Mac.  At September 30, 2012, $10.7 million of the Company's government sponsored enterprise bonds and $91.8 million of mortgage-related securities were pledged as collateral to secure repurchase agreement obligations of the Company.  Municipal securities totaling $8.1 million were pledged as collateral related to FHLB advances at September 30, 2012.  An additional $1.3 million in municipal securities were pledged at September 30, 2012 as collateral  related to mortgage banking activities.

The amortized cost and fair values of investment securities by contractual maturity at September 30, 2012 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt and other securities
Due within one year	$2,785	2,794
Due after one year through five years	31,613	32,725
Due after five years through ten years	2,217	2,313
Due after ten years	16,235	17,489
Mortgage-related securities	150,325	152,297
	$203,175	207,618

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Collateralized mortgage obligations:
Government sponsored enterprise issued	7,571	(11)	—	—	7,571	(11)
Private-label issued	2,276	(367)	14,783	(792)	17,059	(1,159)
Government sponsored enterprise bonds	4,996	(4)	—	—	4,996	(4)
Municipal securities	—	—	453	(11)	453	(11)
Certificates of Deposit	979	(1)	—	—	979	(1)
	$15,822	(383)	15,236	(803)	31,058	(1,186)

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$1,167	(1)	—	—	1,167	(1)
Collateralized mortgage obligations:
Government sponsored enterprise issued	5,726	(13)	—	—	5,726	(13)
Private-label issued	—	—	15,408	(1,040)	15,408	(1,040)
Government sponsored enterprise bonds	12,487	(13)	—	—	12,487	(13)
Municipal securities	228	(87)	1,989	(233)	2,217	(320)
Certificates of Deposit	1,958	(2)	—	—	1,958	(2)
	$21,566	(116)	17,397	(1,273)	38,963	(1,389)

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
Based upon the aforementioned factors, the Company identified two private-label collateralized mortgage obligation securities at September 30, 2012 with a combined amortized cost of $18.2 million for which a cash flow analysis was performed to determine whether an other-than-temporary impairment was warranted.  This evaluation indicated that the two private-label collateralized mortgage obligations were other-than-temporarily impaired.  Estimates of discounted cash flows based on expected yield at time of original purchase, prepayment assumptions based on actual and anticipated prepayment speed, actual and anticipated default rates and estimated level of severity given the loan to value ratios, credit scores, geographic locations, vintage and levels of subordination related to the security and its underlying collateral resulted in a projected credit loss on the collateralized mortgage obligations.  During the nine months ended September 30, 2012, the Company's analysis resulted in an additional $113,000 in credit losses that were charged to earnings with respect to one of these two collateralized mortgage obligations.  This security had an amortized cost of $15.6 million and an estimated fair value of $14.8 million as of September 30, 2012.  The analysis with respect to the second collateralized mortgage obligation indicated no additional estimated credit loss for the nine months ended September 30, 2012.  This security had an amortized cost of $2.6 million and an estimated fair value of $2.3 million as of September 30, 2012.
In addition to the securities discussed above, during the nine months ended September 30, 2012, the Company identified two municipal securities that were deemed to be other-than-temporarily impaired.  Both securities were issued by a tax incremental district in a municipality located in Wisconsin.  During the quarter ended September 30, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern.  During the nine months ended September 30, 2012, the Company's analysis of these securities resulted in $100,000 in credit losses that were charged to earnings with respect to these two municipal securities.  As of September 30, 2012, these securities had a combined amortized cost of $215,000 and a combined estimated fair value of $236,000.
The following table presents the change in other-than-temporary credit related impairment charges on securities available for sale for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(In Thousands)
Credit-related impairments on securities as of December 31, 2010	$1,640
Credit-related impairments related to securites for which an other-than-temporary impairment was not previously recognized	-
Increase in credit-related impairments related to securities for which an other-than-temporary impairment was previously recognized	456
Credit-related impairments on securities as of December 31, 2011	2,096
Credit-related impairments related to securites for which an other-than-temporary impairment was not previously recognized	100
Increase in credit-related impairments related to securities for which an other-than-temporary impairment was previously recognized	113
Credit-related impairments on securities as of Septemer 30, 2012	$2,309

Exclusive of the aforementioned securities, the Company has determined that the decline in fair value of the remaining securities is not attributable to credit deterioration.  Based on the foregoing evaluation criteria, and as the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.
Continued deterioration of general economic market conditions could result in the recognition of future other-than-temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.
Securities Held to Maturity
As of September 30, 2012, the Company does not hold any securities that are designated as held to maturity.  During the nine months ended September 30, 2012, the one security held by the Company that had been designated as held to maturity was called by the issuer.  This security had an amortized cost of $2.6 million at the time that it was called.

Note 3 - Loans Receivable
Loans receivable at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30,	December 31,
	2012	2011
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$469,878	496,736
Over four-family	524,836	552,240
Home equity	37,497	38,599
Construction and land	34,737	39,528
Commercial real estate	70,574	65,434
Consumer	129	109
Commercial loans	16,641	24,018
	1,154,292	1,216,664

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  While credit risks are geographically concentrated in the Company's Milwaukee metropolitan area, and while 89.4% of the Company's loan portfolio involves loans that are secured by residential real estate, there are no concentrations with individual or groups of related borrowers.  While the real estate collateralizing these loans is residential in nature, it ranges from owner-occupied single family homes to large apartment complexes.  In addition, real estate collateralizing $85.1 million or 7.4% of total loans is located outside of the state of Wisconsin.

During the nine months ended September 30, 2012, $1.25 billion in residential loans were originated for sale.  During the same period, sales of loans held for sale totaled $1.27 billion, generating mortgage banking income of $63.4 million.   During the year ended December 31, 2011, the Company began selectively selling loans on a servicing retained basis.  The unpaid principal balance of loans serviced for others was $428.5 million and $29.9 million at September 30, 2012 and December 31, 2011, respectively. These loans are not reflected in the consolidated statements of financial condition.
Qualifying loans receivable totaling $801.9 million and $715.7 million at September 30, 2012 and December 31, 2011, respectively are pledged as collateral against $350.0 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement.

An analysis of past due loans receivable as of September 30, 2012 and December 31, 2011 follows:

	As of September 30, 2012

	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$12,954	7,253	27,451	47,658	422,220	469,878
Over four-family	2,997	417	19,931	23,345	501,491	524,836
Home equity	221	98	529	848	36,649	37,497
Construction and land	200	35	2,179	2,414	32,323	34,737
Commercial real estate	171	-	1,802	1,973	68,601	70,574
Consumer	5	-	-	5	124	129
Commercial loans	576	1,039	-	1,615	15,026	16,641
Total	$17,124	8,842	51,892	77,858	1,076,434	1,154,292

	As of December 31, 2011
Mortgage loans:
Residential real estate:
One- to four-family	$12,650	5,536	40,001	58,187	438,549	496,736
Over four-family	13,044	2,630	8,946	24,620	527,620	552,240
Home equity	1,982	131	290	2,403	36,196	38,599
Construction and land	49	155	6,790	6,994	32,534	39,528
Commercial real estate	70	-	515	585	64,849	65,434
Consumer	8	-	-	8	101	109
Commercial loans	543	-	70	613	23,405	24,018
Total	$28,346	8,452	56,612	93,410	1,123,254	1,216,664

1)	Includes $2.5 million and $4.6 million for September 30, 2012 and December 31, 2011, respectively, which are on non-accrual status.
2)	Includes $2.5 million and $1.4 million for September 30, 2012 and December 31, 2011, respectively, which are on non-accrual status.
3)	Includes $16.7 million and $15.7 million for September 30, 2012 and December 31, 2011, respectively, which are on non-accrual status.

As of September 30, 2012 and December 31, 2011, there are no loans that are 90 or more days past due and still accruing interest.

A summary of the activity for the nine months ended September 30, 2012 and the years ended December 31, 2011 and 2010 in the allowance for loan losses follows:

	One- to Four- Family	Over Four- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Nine months ended September 30, 2012
Balance at beginning of period	$17,475	8,252	1,998	2,922	941	28	814	32,430
Provision for loan losses	4,233	1,772	475	(219)	1,492	3	(656)	7,100
Charge-offs	(5,522)	(1,038)	(375)	(1,661)	(816)	(4)	(59)	(9,475)
Recoveries	305	55	12	250	-	-	290	912
Balance at end of period	$16,491	9,041	2,110	1,292	1,617	27	389	30,967

Year ended December 31, 2011
Balance at beginning of period	$16,150	6,877	1,196	3,252	671	28	1,001	29,175
Provision for loan losses	12,567	5,331	1,429	1,346	998	9	397	22,077
Charge-offs	(11,553)	(3,996)	(634)	(1,745)	(734)	(10)	(619)	(19,291)
Recoveries	311	40	7	69	6	1	35	469
Balance at end of period	$17,475	8,252	1,998	2,922	941	28	814	32,430

Year ended December 31, 2010
Balance at beginning of period	$17,875	5,208	1,642	2,635	720	43	371	28,494
Provision for loan losses	15,054	5,053	170	2,934	525	(3)	2,099	25,832
Charge-offs	(16,906)	(3,439)	(619)	(2,319)	(575)	(13)	(1,470)	(25,341)
Recoveries	127	55	3	2	1	1	1	190
Balance at end of period	$16,150	6,877	1,196	3,252	671	28	1,001	29,175

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of September 30, 2012 follows:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$7,159	5,196	1,068	377	593	-	76	14,469
Allowance related to loans collectively evaluated for impairment	9,332	3,845	1,042	915	1,024	27	313	16,498

Balance at end of period	$16,491	9,041	2,110	1,292	1,617	27	389	30,967

Loans individually evaluated for impairment	$58,555	39,836	2,392	3,669	2,393	25	855	107,725

Loans collectively evaluated for impairment	411,323	485,000	35,105	31,068	68,181	104	15,786	1,046,567
Total gross loans	$469,878	524,836	37,497	34,737	70,574	129	16,641	1,154,292

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

The following table presents information relating to the Company's internal risk ratings of its loans receivable as of September 30, 2012 and December 31, 2011:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At September 30, 2012
Substandard	$54,791	38,837	2,989	3,669	2,980	25	855	104,146

Watch	24,083	13,437	781	6,838	406	-	999	46,544

Pass	391,004	472,562	33,727	24,230	67,188	104	14,787	1,003,602
	$469,878	524,836	37,497	34,737	70,574	129	16,641	1,154,292

At December 31, 2011
Substandard	$68,566	37,502	3,188	8,436	1,114	-	1,116	119,922

Watch	14,341	16,993	721	6,199	1,549	-	1,108	40,911

Pass	413,829	497,745	34,690	24,893	62,771	109	21,794	1,055,831
	$496,736	552,240	38,599	39,528	65,434	109	24,018	1,216,664

Factors that are important to managing overall credit quality include sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an allowance for loan losses, and sound non-accrual and charge-off policies.  Our underwriting policies require an officers' loan committee review and approval of all loans in excess of $500,000.  In addition, an independent loan review function exists for all loans.  Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans.  To do so, we maintain a loan review system under which our credit management personnel review non-owner occupied one- to four-family, over four-family, construction and land, commercial real estate and commercial loans that individually, or as part of an overall borrower relationship, exceed $1.0 million in potential exposure.  Loans meeting these criteria are reviewed on an annual basis, or more frequently if the loan renewal is less than one year.  With respect to this review process, management has determined that pass loans include loans that exhibit acceptable financial statements, cash flow and leverage.  Watch loans have potential weaknesses that deserve management's attention and, if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit.  Substandard loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged.  These loans generally have a well-defined weakness that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Finally, a loan is considered to be impaired when it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management has determined that all non-accrual loans and loans modified under troubled debt restructurings meet the definition of an impaired loan.

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

With respect to over-four family income-producing real estate, appraisals are reviewed and estimated collateral values are adjusted by updating significant appraisal assumptions to reflect current real estate market conditions.  Significant assumptions reviewed and updated include the capitalization rate, rental income and operating expenses.  These adjusted assumptions are based upon recent appraisals received on similar properties as well as on actual experience related to real estate owned and currently under Company management.

The following tables present data on impaired loans at September 30, 2012 and December 31, 2011.

	As of or for the Nine Months Ended September 30, 2012
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Int Paid YTD
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$28,431	28,457	7,159	26	28,742	827
Over four-family	26,032	26,530	5,196	498	26,853	804
Home equity	1,667	1,667	1,068	-	1,736	64
Construction and land	1,551	1,551	377	-	1,551	38
Commercial real estate	1,953	1,953	593	-	1,953	44
Consumer	-	-	-	-	-	-
Commercial	841	841	76	-	841	22
	$60,475	60,999	14,469	524	61,676	1,799

Total Impaired with no Reserve

One- to four-family	$30,124	34,305	-	4,181	34,399	849
Over four-family	13,804	14,196	-	392	14,449	419
Home equity	725	891	-	166	899	13
Construction and land	2,118	3,619	-	1,501	3,619	3
Commercial real estate	440	464	-	24	474	10
Consumer	25	25	-	-	25	1
Commercial	14	14	-	-	14	-
	$47,250	53,514	-	6,264	53,879	1,295

Total Impaired

One- to four-family	$58,555	62,762	7,159	4,207	63,141	1,676
Over four-family	39,836	40,726	5,196	890	41,302	1,223
Home equity	2,392	2,558	1,068	166	2,635	77
Construction and land	3,669	5,170	377	1,501	5,170	41
Commercial real estate	2,393	2,417	593	24	2,427	54
Consumer	25	25	-	-	25	1
Commercial	855	855	76	-	855	22
	$107,725	114,513	14,469	6,788	115,555	3,094

	As of or for the Year Ended December 31, 2011
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Int Paid YTD
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$25,735	25,913	5,707	178	26,093	579
Over four-family	21,268	21,648	3,719	380	21,846	761
Home equity	1,428	1,428	803	-	1,448	2
Construction and land	6,543	6,543	2,077	-	6,543	113
Commercial real estate	-	-	-	-	-	-
Commercial	1,033	1,033	269	-	1,037	42
	$56,007	56,565	12,575	558	56,967	1,497

Total Impaired with no Reserve

One- to four-family	$42,586	48,482	-	5,896	48,552	1,448
Over four-family	19,515	21,264	-	1,749	21,535	780
Home equity	799	799	-	-	833	3
Construction and land	1,893	3,413	-	1,520	3,413	60
Commercial real estate	515	539	-	24	538	17
Commercial	82	100	-	18	90	-
	$65,390	74,597	-	9,207	74,961	2,308

Total Impaired

One- to four-family	$68,321	74,395	5,707	6,074	74,645	2,027
Over four-family	40,783	42,912	3,719	2,129	43,381	1,541
Home equity	2,227	2,227	803	-	2,281	5
Construction and land	8,436	9,956	2,077	1,520	9,956	173
Commercial real estate	515	539	-	24	538	17
Commercial	1,115	1,133	269	18	1,127	42
	$121,397	131,162	12,575	9,765	131,928	3,805

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower's intent and ability to make all principal and interest payments in accordance with contractual terms.  The evaluation process is subject to the use of significant estimates and actual results could differ from estimates.  This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis.  In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan.  Of the total $47.3 million of impaired loans as of September 30, 2012 for which no allowance has been provided, $6.3 million in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loan's net realizable value, using the estimated fair value of the underlying collateral.  To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.
At September 30, 2012, total impaired loans includes $73.1 million of troubled debt restructurings.  The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate.  The restructured terms are typically in place for six to twelve months.  At December 31, 2011, total impaired loans included $55.4 million of troubled debt restructurings.
The following presents data on troubled debt restructurings:

	As of September 30, 2012
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$16,625	27	$20,620	91	$37,245	118
Over four-family	10,693	11	20,757	13	31,450	24
Home equity	105	1	1,032	4	1,137	5
Construction and land	1,408	1	78	1	1,486	2
Commercial real estate	-	-	1,802	2	1,802	2

	$28,831	40	$44,289	111	$73,120	151

	As of December 31, 2011
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$8,293	26	$26,773	93	$35,066	119
Over four-family	14,845	13	2,453	8	17,298	21
Home equity	43	1	1,024	4	1,067	5
Construction and land	1,408	1	79	1	1,487	2
Commercial real estate	-	-	452	1	452	1
Commercial	-	-	42	2	42	2
	$24,589	41	$30,823	109	$55,412	150

Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure.  Typical restructured terms include six to twelve months of principal forbearance, a reduction in interest rate or both.  At September 30, 2012, $73.1 million in loans had been modified in troubled debt restructurings and $44.3 million of these loans were included in the non-accrual loan total.  The remaining $28.8 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continued to be included with accruing loans.  Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired.  As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve.  When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate.  When there is doubt as to the borrower's ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral.  As a result of the impairment analysis, an $8.5 million valuation allowance has been established as of September 30, 2012 with respect to the $73.1 million in troubled debt restructurings.  As of December 31, 2011, a $6.2 million valuation allowance had been established with respect to the $55.4 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status.  If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$29,790	74	2,868	11	32,658	85
Principal forbearance	20,231	20	349	1	20,580	21
Interest reduction	19,395	44	487	1	19,882	45
	$69,416	138	3,704	13	73,120	151

	As of December 31, 2011
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$22,752	61	6,564	22	29,316	83
Principal forbearance	3,894	29	1,771	9	5,665	38
Interest reduction	20,006	27	425	2	20,431	29
	$46,652	117	8,760	33	55,412	150

The following presents data on troubled debt restructurings as of September 30, 2012:

	For the Nine Months Ended September 30, 2012		For the Three Months Ended September 30, 2012
	Amount	Number	Amount	Number
	(dollars in thousands)		(dollars in thousands)
Loans modified as a troubled debt restructure
One- to four-family	$7,951	20	$4,437	11
Over four-family	19,872	9	16,050	6
Home equity	116	2	-	-
	$27,939	31	$20,487	17

There have been no troubled debt restructurings modified within the past twelve months for which there was a default.

The following table presents data on non-accrual loans as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$43,332	55,609
Over four-family	24,600	13,680
Home equity	1,690	1,334
Construction and land	2,179	6,946
Commercial real estate	1,802	514
Commercial	-	135
Consumer	25	-
Total non-accrual loans	$73,628	78,218

Total non-accrual loans to total loans, net	6.38%	6.43%
Total non-accrual loans and performing troubled debt restructurings to total loans receivable	8.88%	8.45%
Total non-accrual loans to total assets	4.39%	4.57%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	September 30,	December 31,
	2012	2011
	(In Thousands)

One- to four-family	$22,086	27,449
Over four-family	10,911	16,231
Construction and land	7,713	8,796
Commercial real estate	3,127	4,194

	$43,837	56,670

The following table presents the activity in the Company's real estate owned:

	Nine months ended September 30,
	2012	2011
	(In Thousands)
Real estate owned at beginning of the period	$56,670	57,752
Transferred from loans receivable	19,729	22,846
Sales	(26,944)	(17,789)
Write downs	(5,518)	(3,444)
Other	(100)	1
Real estate owned at the end of the period	$43,837	59,366

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company's mortgage servicing rights:

Nine months ended
September 30, 2012
(In Thousands)
Mortgage servicing rights at beginning of the period	$198
Additions	2,173
Amortization	(194)
Mortgage servicing rights at end of the period	2,177
Valuation allowance at end of period	-
Mortgage servicing rights at the end of the period, net	$2,177

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

		(In Thousands)
Estimate for the three months ended December 31:	2012	120
Estimate for the years ended December 31:	2013	571
2014		478
2015		386
2016		293
2017		201
Thereafter		128
Total		2,177

Note 6— Deposits

A summary of the contractual maturities of time deposits at September 30, 2012 is as follows:

(In Thousands)

Within one year	$504,672
More than one to two years	211,932
More than two to three years	15,746
More than three to four years	7,378
More than four through five years	19,254
$758,982

--

Note 7— Borrowings
Borrowings consist of the following:

		September 30, 2012		December 31, 2011
			Weighted		Weighted
			Average		Average
		Balance	Rate	Balance	Rate
		(Dollars in Thousands)
Short term:
Bank lines of credit		$57,053	3.29%	27,138	4.50%

Long term:
Federal Home Loan Bank, Chicago (FHLBC) advances maturing:
2016		220,000	4.34%	220,000	4.34%
2017		65,000	3.19%	65,000	3.19%
2018		65,000	2.97%	65,000	2.97%

Repurchase agreements maturing	2017	84,000	3.96%	84,000	3.96%
		$491,053	3.82%	461,138	3.93%

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
The $84.0 million in repurchase agreements due in 2017 have rates ranging from 2.89% to 4.31% callable quarterly until maturity.  The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $102.4 million at September 30, 2012.
The Company selects loans that meet underwriting criteria established by the FHLBC as collateral for outstanding advances.  The Company's FHLBC borrowings are limited to 75% of the carrying value of qualifying, unencumbered one- to four-family mortgage loans, 40% of the carrying value of home equity loans and 60% of the carrying value of over four-family loans.  In addition, these advances are collateralized by FHLBC stock totaling $20.3 million at September 30, 2012 and $21.7 million at December 31, 2011.  In the event of prepayment, the Company is obligated to pay all remaining contractual interest on long-term borrowings.

Note 8 – Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements, or overall financial performance deemed by the regulators to be inadequate, can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). As of September 30, 2012, the Bank meets all capital adequacy requirements to which it is subject.  On December 18, 2009, WaterStone Bank entered into a consent order with its federal and state bank regulators whereby it has agreed to maintain a minimum Tier 1 capital ratio of 8.50% and a minimum total risk based capital ratio of 12.00%.  At September 30, 2012, WaterStone Bank exceeded these capital requirements.  The consent order prohibits the payment of cash dividends or repurchases of common stock, and restricts the ability of the Company to incur debt, in each case without the prior regulatory non-objection.    At September 30, 2012, the Company is in compliance with all requirements of the consent order.
As a state-chartered savings bank, the Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.
The actual and required capital amounts and ratios for the Bank as of September 30, 2012 and December 31, 2011 are presented in the table below:

	September 30, 2012
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)

Total capital (to risk-weighted assets)	$190,762	15.64%	97,585	8.00%	121,982		10.00%
Tier I capital (to risk-weighted assets)	175,321	14.37%	48,793	4.00%	73,189		6.00%
Tier I capital (to average assets)	175,321	10.50%	66,820	4.00%	83,525		5.00%
State of Wisconsin (to total assets)	175,321	10.47%	100,464	6.00%	N/	A	N/	A

	December 31, 2011
	(Dollars In Thousands)
Total capital (to risk-weighted assets)	$174,144	14.58%	95,579	8.00%	119,474		10.00%
Tier I capital (to risk-weighted assets)	158,994	13.31%	47,790	4.00%	71,684		6.00%
Tier I capital (to average assets)	158,994	9.16%	69,447	4.00%	86,808		5.00%
State of Wisconsin (to total assets)	158,994	9.31%	102,463	6.00%	N/	A	N/	A

Note 9 – Income Taxes
Under generally accepted accounting principles, a deferred tax asset valuation allowance is required to be recognized if it is "more likely than not" that the deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets.  Examples of positive evidence may include the existence, if any, of taxes paid in available carry-back years and the likelihood that taxable income will be generated in future periods.  Examples of negative evidence may include a cumulative loss in the current year and prior two years and negative general business and economic trends.  We currently maintain a valuation allowance against substantially all of our net deferred tax assets because it is "more likely than not" that all of these net deferred tax assets will not be realized.  This determination was based largely on the negative evidence of a cumulative loss in the prior three calendar years caused primarily by the loan loss provisions made during those periods.  In addition, general uncertainty surrounding future economic and business conditions has increased the likelihood of volatility in our future earnings.
Estimated current federal income tax expense for the nine months ended September 30, 2012 totaled $3.1 million.  This current federal income tax expense was fully offset by deferred federal income tax benefit related to net deferred tax asset valuation allowances as described above, resulting in no current net federal income tax expense.  A federal income tax benefit of $184,000 was recognized for the three months ended June 30, 2012 as the result of an over estimate of liability related to an IRS audit of the company's federal income tax returns for the years 2005 through 2009.
During the nine months ended September 30, 2011, the Company recorded a net income tax benefit of $672,000.  The net income tax benefit includes a $736,000 intra-period tax allocation between other comprehensive income and loss from continuing operations, and represents an out-of-period adjustment for an error that originated beginning in 2008 that was corrected during the three months ended June 30, 2011.  The correction of the error was not material to the three months ended June 30, 2011 or to the nine months ended September 30, 2011.  The impact of this error to all prior periods was not deemed to be material.
During the nine months ended September 30, 2012, the Company recorded state income tax expense of $400,000.  The state tax expense relates to various states in which our mortgage banking subsidiary does business and to which our state net operating loss carry forwards do not apply.  A net state income tax benefit of $85,000 was recorded for the nine months ended September 30, 2011 and was described above.

Note 10– Financial Instruments with Off-Balance Sheet Risk

Off-balance sheet financial instruments or obligations whose contract amounts represent credit and/or interest rate risk are as follows:

	September 30,	December 31,
	2012	2011
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$23,226	14,259
Commitments to extend credit under home equity lines of credit	18,390	21,403
Unused portion of construction loans	5,120	5,684
Unused portion of business lines of credit	10,915	10,347
Standby letters of credit	1,136	970

____________
(1) Excludes commitments to originate loans held for sale addressed in Note 11.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the Company. The Company evaluates each customer's creditworthiness on a case‑by‑case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral obtained generally consists of mortgages on the underlying real estate.

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
The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of September 30, 2012 and December 31, 2011.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages.  The Company's agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold related to credit information, loan documentation and collateral, which if subsequently are untrue or breached, could require the Company to repurchase certain loans affected.  The Company has only been required to make insignificant repurchases as a result of its representations and warranties.  The Company's agreements to sell residential mortgage loans also contain limited recourse provisions.  The recourse provisions are limited in that the recourse provision ends after certain payment criteria have been met.  With respect to these loans, repurchase could be required if defined delinquency issues arose during the limited recourse period.  Given that the underlying loans delivered to buyers are predominantly conventional first lien mortgages and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.
Note 11 – Derivative Financial Instruments

In connection with its mortgage banking activities, the Company enters into derivative financial instruments as part of its strategy to manage its exposure to changes in interest rates.   Mortgage banking derivatives include interest rate lock commitments provided to customers to fund mortgage loans to be sold in the secondary market and forward commitments for the future delivery of such loans to third party investors.  It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held for sale. The Company's mortgage banking derivatives have not been designated as being in hedge relationships.  These instruments are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of ASC 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded as a component of mortgage banking income in the Company's consolidated statements of operations. The Company does not use derivatives for speculative purposes.

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale.    At September 30, 2012, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $173.7 million and interest rate lock commitments with an aggregate notional amount of approximately $200.9 million.  The fair value of the mortgage derivatives at September 30, 2012 included a gain of $2.5 million on mortgage banking derivative assets and a $570,000 net loss on mortgage banking liabilities that are reported as a component of other asset and other liabilities, respectively on the Company's consolidated statements of financial condition.

In determining the fair value of its derivative loan commitments, the Company considers the value that would be generated by the loan arising from exercise of the loan commitment when sold in the secondary mortgage market. That value includes the price that the loan is expected to be sold for in the secondary mortgage market.  The fair value of these commitments is recorded on the consolidated statements of financial condition with the changes in fair value recorded as a component of mortgage banking income.

Note 12 – Earnings (loss) per share

Earnings (loss) per share are computed using the two-class method.  Basic earnings per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include unvested restricted shares.  Unvested restricted shares are considered participating securities because holders of these securities have the right to receive dividends at the same rate as holders of the Company's common stock.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Unvested restricted stock and stock options are considered outstanding for diluted earnings (loss) per share only.  Unvested restricted stock totaling 105,000 shares is considered outstanding for dilutive earnings per share only for the nine and three months ended September 30, 2012.  Unvested stock options totaled 284,000 shares for the nine and three months ended September 30, 2012 and unvested restricted stock and stock options totaling 54,200 and 210,500 shares for the nine and three months ended September 30, 2011 are antidilutive and are excluded from the loss per share calculation.

Presented below are the calculations for basic and diluted earnings (loss) per share:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In Thousands except per share amounts)

Net income (loss)	$16,834	$(2,334)	$8,448	$(206)
Net income available to unvested restricted shares	57	-	28	-
Net income (loss) available to common stockholders	$16,777	$(2,334)	$8,420	$(206)

Weighted average shares outstanding	31,045	30,919	31,064	30,939
Effect of dilutive potential common shares	80	-	97	-
Diluted weighted average shares outstanding	31,125	30,919	31,161	30,939

Basic earnings (loss) per share	$0.54	$(0.08)	$0.27	$(0.01)
Diluted earnings (loss) per share	$0.54	$(0.08)	$0.27	$(0.01)

Note 13 – Fair Value Measurements

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

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2012	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$101,332	-	101,332	-
Collateralized mortgage obligations
Government sponsored enterprise issued	33,906	-	33,906	-
Private-label issued	17,059	-	-	17,059
Government sponsored enterprise bonds	17,517	-	17,517	-
Municipal securities	27,161	-	27,161	-
Other debt securities	5,220	5,220	-	-
Certificates of deposit	5,423	-	5,423	-
Loans held for sale	123,157	-	123,157	-
Mortgage banking derivative assets	2,536	-	-	2,536
Mortgage banking derivative liabilities	570	-	-	570

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$35,417	-	35,417	-
Collateralized mortgage obligations
Government sponsored enterprise issued	33,196	-	33,196	-
Private-label issued	18,451	-	-	18,451
Government sponsored enterprise bonds	71,349	-	71,349	-
Municipal securities	39,068	-	39,068	-
Other debt securities	5,118	5,118	-	-
Certificates of deposit	3,920	-	3,920	-
Loans held for sale	88,283	-	88,283	-
Mortgage banking derivative assets	924	-	-	924
Mortgage banking derivative liabilities	397	-	-	397

The following summarizes the valuation techniques for assets recorded in our consolidated statements of financial condition at their fair value on a recurring basis:

Available for sale securities – The Company's investment securities classified as available for sale include: mortgage-backed securities, collateralized mortgage obligations, government sponsored enterprise bonds, municipal securities and other debt securities. The fair value of mortgage-backed securities, collateralized mortgage obligations and government sponsored enterprise bonds are determined by a third party valuation source using observable market data utilizing a matrix or multi-dimensional relational pricing model.  Standard inputs to these models include observable market data such as benchmark yields, reported trades, broker quotes, issuer spreads, benchmark securities, prepayment models and bid/offer market data.  For securities with an early redemption feature, an option adjusted spread model is utilized to adjust the issuer spread.  These model and matrix measurements are classified as Level 2 and Level 3 in the fair value hierarchy.  The fair value of municipal securities is determined by a third party valuation source using observable market data utilizing a multi-dimensional relational pricing model.  Standard inputs to this model include observable market data such as benchmark yields, reported trades, broker quotes, rating updates and issuer spreads.  These model measurements are classified as Level 2 in the fair value hierarchy.  The fair value of other debt securities, which includes a trust preferred security issued by a financial institution, is determined through quoted prices in active markets and is classified as Level 1 in the fair value hierarchy.

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

	Available for sale securities	Mortgage banking derivatives, net
	(In Thousands)

Balance at December 31, 2010	$20,301	407

Transfer into level 3	-	-
Unrealized holding losses arising during the period:
Included in other comprehensive income	(142)	-
Other than temporary impairment included in net loss	(456)	-
Principal repayments	(1,252)	-
Net accretion of discount/amortization of premium	-	-
Mortgage derivative gain, net	-	120
Balance at December 31, 2011	18,451	527

Transfer into level 3	-	-
Unrealized holding losses arising during the period:
Included in other comprehensive income	(136)	-
Other than temporary impairment included in net loss	(113)	-
Principal repayments	(1,143)	-
Net accretion of discount/amortization of premium	-	-
Mortgage derivative gain, net	-	1,439
Balance at September 30, 2012	$17,059	1,966

Level 3 available-for-sale securities include two corporate collateralized mortgage obligations.  The market for these securities was not active as of September 30, 2012.  As such, the Company valued these securities based on the present value of estimated future cash flows   Additional impairment may be incurred in future periods if estimated future cash flows are less than the cost basis of the securities. There were no transfers in or out of Level 1 or Level 2 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2012	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$46,006	-	-	46,006
Real estate owned	43,837	-	-	43,837

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$43,432	-	-	43,432
Real estate owned	56,670	-	-	56,670

_________
(1)  Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis.  On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral.  Fair value is determined based on third party appraisals.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques.  At September 30, 2012, loans determined to be impaired with an outstanding balance of $60.4 million were carried net of specific reserves of $14.4 million for a fair value of $46.0 million.  At December 31, 2011, loans determined to be impaired with an outstanding balance of $56.0 million were carried net of specific reserves of $12.6 million for a fair value of $43.4 million.  Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques.  Changes in the value of real estate owned totaled $5.5 million and $3.4 million during the nine months ended September 30, 2012 and 2011, respectively and are recorded in real estate owned expense. At September 30, 2012 and December 31, 2011, real estate owned totaled $43.8 million and $56.7 million, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Significant Unobservable Input Value
	Fair Value at	Valuation	Unobservable	Minimum Value	Maximum Value
	September 30, 2012	Technique	Inputs
Collateralized Mortgage Obligations
Private-label issued	$17,059	Discounted cash flow	Prepayment rate	6.6%	21.8%
			Default rate	5.4%	5.6%
			Discount rate	8.0%	8.0%
			Loss severity rate	43.0%	52.0%
Mortgage banking derivatives	1,966	Pricing models	Pull through rate	67.1%	99.0%
Impaired loans	46,006	Market approach	Disount rates applied to appraisals	15.0%	30.0%
Real estate owned	48,837	Market approach	Disount rates applied to appraisals	4.0%	88.0%

___________
The fair value of the Company's private label-issued collateralize mortgage obligations was determined using a discounted cash flow analysis.  The significant unobservable inputs included a prepayment rate, default rate, discount rate and a loss severity rate.
The significant unobservable inputs used in the fair value measurement of the Company's mortgage banking derivatives, including interest rate lock commitments is the loan pull through rate.  This represents the percentage of loans currently in a lock position which the Company estimates will ultimately close.  Generally, the fair value of an interest rate lock commitment will be positively (negatively) impacted when the prevailing interest rate is lower (higher) than the interest rate lock commitment.  Generally, an increase in the pull through rate will result in the fair value of the interest rate lock increasing when in a gain position, or decreasing when in a loss position.  The pull through rate is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock.  The pull through rate is computed using historical data and the ratio is periodically reviewed by the Company.
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

The carrying amounts and fair values of the Company's financial instruments consist of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012					December 31, 2011
	Carrying					Carrying	Fair
	amount	Fair Value				amount	value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$81,988	81,988	81,988	-	-	80,380	80,380
Securities available-for-sale	207,618	207,618	5,220	185,339	17,059	206,519	206,519
Securities held-to-maturity	-	-	-	-	-	2,648	2,542
Loans held for sale	123,157	123,157	-	123,157	-	88,283	88,283
Loans receivable	1,154,292	1,168,425	-	-	1,168,425	1,216,664	1,225,141
FHLB stock	20,311	20,311	-	20,311	-	21,653	21,653
Cash surrender value of life insurance	37,917	37,917	37,917	-	-	36,749	36,749
Real estate owned	43,837	43,837	-	-	43,837	56,670	56,670
Accrued interest receivable	3,595	3,595	3,595	-	-	4,064	4,064
Mortgage banking derivative assets	2,536	2,536	-	-	2,536	924	924

Financial Liabilities
Deposits	953,617	956,088	194,635	761,453	-	1,051,292	1,052,663
Advance payments by borrowers for taxes	21,665	21,665	21,665	-	-	942	942
Borrowings	491,053	551,634	-	551,634	-	461,138	517,624
Accrued interest payable	1,677	1,677	1,677	-	-	2,087	2,087
Mortgage banking derivative liabilities	570	570	-	-	570	397	397

Other Financial Instruments
Stand-by letters of credit	4	3	-	-	3	6	6

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
Commitments to Extend Credit and Standby Letters of Credit
Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit is not material at September 30, 2012 and December 31, 2011.
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

Note 14 – Segment Reporting

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

Mortgage Banking

The Mortgage Banking segment provides residential mortgage loans for the purpose of sale on the secondary market.  Mortgage banking products and services are provided by offices in: Wisconsin, Arizona, Florida, Idaho, Illinois, Indiana, Iowa, Maryland, Minnesota, Ohio and Pennsylvania.

	As of or for the Nine Months ended September 30, 2012
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	$30,940	374	376	31,690
Provision for loan losses	7,100	-	-	7,100
Net interest income after provision for loan losses	23,840	374	376	24,590

Noninterest income:	2,391	63,637	-	66,028

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	9,613	34,359	(547)	43,425
Occupancy, office furniture and equipment	2,374	2,855	-	5,229
FDIC insurance premiums	2,730	-	-	2,730
Real estate owned	6,265	-	-	6,265
Other	3,572	12,125	222	15,919
Total noninterest expenses	24,554	49,339	(325)	73,568
Income before income taxes (benefit)	1,677	14,672	701	17,050
Income tax expense (benefit)	(5,953)	5,889	280	216
Net income	$7,630	8,783	421	16,834

Total Assets	$1,595,830	140,484	(56,746)	1,679,568

	As of or for the Nine months ended September 30, 2011
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	$34,429	318	372	35,119
Provision for loan losses	16,075	87	-	16,162
Net interest income after provision for loan losses	18,354	231	372	18,957

Noninterest income:	2,209	28,367	-	30,576

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	10,003	18,567	(608)	27,962
Occupancy, office furniture and equipment	2,516	2,394	-	4,910
FDIC insurance premiums	2,903	-	-	2,903
Real estate owned	7,221	-	-	7,221
Other	3,337	5,832	374	9,543
Total noninterest expenses	25,980	26,793	(234)	52,539
Income (loss) before income taxes (benefit)	(5,417)	1,805	606	(3,006)
Income tax expense (benefit)	(1,459)	787	-	(672)
Net income (loss)	$(3,958)	1,018	606	(2,334)

Total Assets	$1,707,431	91,610	(56,773)	1,742,268

	Three Months ended September 30, 2012
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	$10,358	151	126	10,635
Provision for loan losses	2,000	-	-	2,000
Net interest income after provision for loan losses	8,358	151	126	8,635

Noninterest income:	947	26,828	-	27,775

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,400	14,580	(157)	17,823
Occupancy, office furniture and equipment	826	994	-	1,820
FDIC insurance premiums	916	-	-	916
Real estate owned	1,991	-	-	1,991
Other	1,033	4,166	68	5,267
Total noninterest expenses	8,166	19,740	(89)	27,817
Income before income taxes (benefit)	1,139	7,239	215	8,593
Income tax exense (benefit)	(2,846)	2,906	85	145
Net income	$3,985	4,333	130	8,448

	Three Months ended September 30, 2011
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	$11,238	114	126	11,478
Provision for loan losses	5,950	56	-	6,006
Net interest income after provision for loan losses	5,288	58	126	5,472

Noninterest income:	972	12,630	-	13,602

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,091	7,762	(205)	10,648
Occupancy, office furniture and equipment	796	839	-	1,635
FDIC insurance premiums	826	-	-	826
Real estate owned	2,540	-	-	2,540
Other	1,023	2,475	69	3,567
Total noninterest expenses	8,276	11,076	(136)	19,216
Income (loss) before income taxes (benefit)	(2,016)	1,612	262	(142)
Income tax expense (benefit)	(582)	646	-	64
Net income (loss)	$(1,434)	966	262	(206)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Information

This report contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management.  Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as in oral presentations.  When used in written documents or oral statements, the words "anticipate," "believe," "estimate," "expect," "objective" and similar expressions and verbs in the future tense, are intended to identify forward-looking statements.  The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected.  In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:

•	its ability to maintain higher regulatory capital levels as imposed by federal and state regulators;
•	adverse changes in the real estate markets;
•	adverse changes in the securities markets;
•	general economic conditions, either nationally or in its market areas, that are worse than expected;
•	inflation and changes in the interest rate environment that reduce its margins or reduce the fair value of financial instruments;
•	changes in interest rates that reduce loan origination volumes and, ultimately, income from its mortgage banking operations;
•	its ability to maintain adequate levels of liquidity given regulatory limits on sources of funding and rates that can be paid for funding;
•	legislative or regulatory changes that adversely affect its business;
•	its ability to enter new markets successfully and take advantage of growth opportunities;
•	significantly increased competition among depository and other financial institutions;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and
•	changes in consumer spending, borrowing and savings habits.

See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption "Risk Factors" in Item 1A of the Company's 2011 Annual Report on Form 10-K).

Overview

The following discussion and analysis is presented to assist the reader in the understanding and evaluation of the Company's financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the results of operations for the nine and three months ended September 30, 2012 and 2011 and the financial condition as of September 30, 2012 compared to the financial condition as of December 31, 2011.
Our profitability is highly dependent on our net interest income, mortgage banking income and provision for loan losses.  Net interest income is the difference between the interest income we earn on our interest earning assets which are loans receivable, investment securities and cash and cash equivalents and the interest we pay on deposits and other borrowings.  The Company's banking subsidiary, WaterStone Bank SSB ("WaterStone Bank" or "Bank") is primarily a mortgage lender with loans secured by real estate comprising 98.6% of total loans receivable on September 30, 2012.  Further, 89.4% of loans receivable are residential mortgage loans with over four-family loans comprising 45.5% of all loans on September 30, 2012.  WaterStone Bank funds loan production primarily with retail deposits and Federal Home Loan Bank advances.  The Bank's mortgage banking subsidiary, Waterstone Mortgage Corporation, utilizes a line of credit provided by the Bank as a primary source of funding loans held for sale.  In addition, Waterstone Mortgage Corporation utilizes lines of credit with external banks as needed.  On September 30, 2012, deposits comprised 63.8% of total liabilities.  Time deposits, also known as certificates of deposit, accounted for 79.6% of total deposits at September 30, 2012.  Federal Home Loan Bank advances outstanding on September 30, 2012 totaled $350.0 million, or 23.4% of total liabilities.  During the current prolonged period of low interest rates and economic weakness, we have determined that an investment philosophy emphasizing short-term liquid investments including cash and cash equivalents is prudent and positions the Company to take advantage of the investment, lending and interest rate risk management opportunities that will exist as the local and national economies recover from the recession.  Our high level of time deposits, relative to total deposits, will result in an increase in our cost of funds when market interest rates begin to increase.

During the nine months ended September 30, 2012, our results of operations were positively impacted by a significant increase in income from our mortgage banking segment and from a decrease in our provision for loans losses which resulted from an improvement in our asset quality.  A significant increase in both sales volumes and margins earned on the sale of mortgage loans in the secondary market yielded a $12.9 million increase in pre-tax earnings from our mortgage banking segment during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.
Our provision for loan losses decreased $9.1 million to $7.1 million for the nine months ended September 30, 2012 as compared to $16.2 million for the nine months ended September 30, 2011.  The decrease in provision for loan losses reflects a stabilization in both the quality of the loan portfolio  as well as the overall local real estate market.  The Company has experienced a stabilization or improvement in a number of key loan-related loan quality metrics compared to September 30, 2011, including impaired loans, loans contractually past due and non-accrual loans.  In addition, the turnover of loans in each of the three aforementioned metrics has slowed during the nine months ended September 30, 2012 as compared to the comparable period in the prior year, which has resulted in fewer loans requiring a specific collateral analysis to determine a potential collateral shortfall and subsequent loan loss reserve.  Furthermore, as a result of stabilization in the local real estate market, those loans that have required a specific collateral review to assess the level of impairment have experienced less significant collateral shortfalls when compared to the prior year.  Additional information regarding loan quality and its impact on our financial condition and results of operations can be found in the "Asset Quality" discussion.
Offsetting the positive impact of the increase in income from mortgage banking operations and a reduction of the provision for loan losses, net interest income decreased $3.4 million during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.  The decrease in net interest income resulted from a 20 basis point drop in net interest margin.  The yield on earning assets declined by two times the decline in the cost of funds for the nine months ended September 30, 2012 compared to nine months ended September 30, 2011.
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

Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is "more likely than not" that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Examples of positive evidence may include the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods.  Examples of negative evidence may include cumulative losses in a current year and prior two years and general business and economic trends.  At both September 30, 2012 and December 31, 2011, the Company determined a valuation allowance continued to be necessary, largely based on the negative evidence represented by a cumulative loss in the prior three-year period caused by the significant loan loss provisions recorded during those three years.  In addition, general uncertainty regarding the economy and the housing market has increased the potential volatility and uncertainty of projected earnings.  Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly.
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

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

General - Net income for the nine months ended September 30, 2012 totaled $16.8 million, or $0.54 for both basic and diluted income per share, compared to a net loss of $2.3 million, or $0.08 for both basic and diluted loss per share, for the nine months ended September 30, 2011.  The nine months ended September 30, 2012 generated an annualized return on average assets of 1.33% and an annualized return on average equity of 12.25%, compared to an annualized loss on average assets of 0.18% and an annualized loss on average equity of 1.83% for the comparable period in 2011.  The results of operations for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 reflect a $12.9 million increase in the pre-tax results of operations from our mortgage banking operations, a $9.1 million decrease in the provision for loan losses and a $956,000 decrease in expense related to real estate owned, partially offset by a $3.4 million decrease in net interest income and an $888,000 increase in income taxes.  The provision for loan losses totaled $7.1 million during the nine months ended September 30, 2012, compared to $16.2 million for the nine months ended September 30, 2011.  Loan charge-off activity and specific loan loss reserves are discussed in additional detail in the Asset Quality section.

Segment Review – As described in Note 14 of the notes to consolidated financial statements, the Company has two reportable segments: community banking and mortgage banking.  Community banking consists of lending and deposit gathering (as well as other banking-related products and services) to consumers and businesses and the support to deliver, fund, and manage such banking services. The Company's mortgage banking segment provides residential mortgage products for the purpose of sale on the secondary market.  As such, it is a transaction based business.  Transaction volume can vary significantly from period to period based upon changes in market interest rates and other economic and political factors.

Mortgage banking segment assets (which consist predominantly of loans held for sale) increased $40.3 million, or 40.2%, to $140.5 million as of September 30, 2012 compared to $100.2 million as of December 31, 2011.  Additional details are provided in the "Loans Held for Sale" section.  Mortgage banking segment revenues increased $35.3 million, or 124.3%, to $63.6 million for the nine months ended September 30, 2012 compared to $28.4 million during the nine months ended September 30, 2011.   The $35.3 million increase in mortgage banking revenues was attributable to both an increase in loan origination volume, as well as increased margins.  Loans originated for sale on the secondary market totaled $1.2 billion during the nine months ended September 30, 2012, which represents a $555.6 million, or 80.6%, increase in originations from the nine months ended September 30, 2011, which totaled $689.5 million.  In addition to the increase in revenues resulting from the increase in origination volume, mortgage banking revenues increased due to an increase in average sales margin.  The increase in average sales margin was driven by an increase in pricing on all products in all geographic markets.  The major components of mortgage banking revenues include fees and premiums associated with the sale of residential loans held for sale, which are discussed in the "Mortgage Banking Income" section. The major expenses for the mortgage banking segment are compensation, payroll taxes and other employee benefits, as well as occupancy, office furniture and equipment and other expenses, which are covered generally in the consolidated discussion in the "Noninterest Expense" section.

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
	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable, net(1)	$1,279,846	48,834	5.08%	$1,314,320	54,337	5.53%
Mortgage related securities(2)	131,735	2,611	2.64	97,420	2,988	4.10
Debt securities,(2)(6) federal funds sold and short-term investments	184,072	1,760	1.27	237,364	2,465	1.39
Total interest-earning assets	1,595,653	53,205	4.44	1,649,104	59,790	4.85

Noninterest-earning assets	96,599			102,543
Total assets	$1,692,252			$1,751,647

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$40,578	19	0.06	$37,838	23	0.08
Money market and savings accounts	123,365	221	0.24	118,415	275	0.31
Time deposits	828,235	7,564	1.22	935,006	11,375	1.63
Total interest-bearing deposits	992,178	7,804	1.05	1,091,259	11,673	1.43
Borrowings	472,317	13,711	3.87	442,351	12,998	3.93
Total interest-bearing liabilities	1,464,495	21,515	1.96	1,533,610	24,671	2.15

Noninterest-bearing liabilities
Non interest-bearing deposits	32,124			28,535
Other noninterest-bearing liabilities	12,571			18,776
Total noninterest-bearing liabilities	44,695			47,311
Total liabilities	1,509,190			1,580,921
Equity	183,062			170,726
Total liabilities and equity	$1,692,252			$1,751,647

Net interest income		$31,690			$35,119
Net interest rate spread (3)			2.48%			2.70%
Net interest-earning assets (4)	$131,158			$115,494
Net interest margin (5)			2.65%			2.85%
Average interest-earning assets to average interest-bearing liabilities			108.96%			107.53%
__________
(1)  Interest income includes net deferred loan fee amortization income of $478,000 and $484,000 for the nine months ended September 30, 2012 and 2011, respectively.
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
(6)  Interest income from tax exempt securities is not significant to total interest income, therefore, interest yield on interest earning assets are not stated on a tax equivalent basis.  The average balance of tax exempt securities totaled $17.4 million and $27.3 million for the nine months ended September 30, 2012 and 2011, respectively.

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

	Nine Months Ended September 30,
	2012 versus 2011
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable(1) (2)	$(1,354)	(4,149)	(5,503)
Mortgage related securities(3)	873	(1,250)	(377)
Other earning assets(3)	(515)	(190)	(705)
Total interest-earning assets	(996)	(5,589)	(6,585)

Interest expense:
Demand accounts	2	(6)	(4)
Money market and savings accounts	11	(65)	(54)
Time deposits	(1,188)	(2,623)	(3,811)
Total interest-bearing deposits	(1,175)	(2,694)	(3,869)
Borrowings	911	(198)	713
Total interest-bearing liabilities	(264)	(2,892)	(3,156)
Net change in net interest income	$(732)	(2,697)	(3,429)

______________
(1)    Interest income includes net deferred loan fee amortization income of $478,000 and $484,000 for the nine months ended September 30, 2012 and 2011, respectively.
(2)    Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.

Total Interest Income - Total interest income decreased $6.6 million, or 11.0%, to $53.2 million during the nine months ended September 30, 2012 from $59.8 million during the nine months ended September 30, 2011.

Interest income on loans decreased $5.5 million, or 10.1%, to $48.8 million during the nine months ended September 30, 2012 from $54.3 million during the nine months ended September 30, 2011.  The decrease in interest income was primarily due to a 45 basis point decrease in the average yield on loans to 5.08% for the nine-month period ended September 30, 2012 from 5.53% for the comparable period in 2011.  The decrease in interest income on loans also reflects a $34.5 million, or 2.6%, decrease in the average balance of loans outstanding to $1.28 billion during the nine months ended September 30, 2012 from $1.31 billion during the comparable period in 2011.

Interest income from mortgage-related securities decreased $377,000, or 12.6%, to $2.6 million during the nine months ended September 30, 2012 from $3.0 million during the nine months ended September 30, 2011.  The decrease in interest income was due to a 146 basis point decrease in the average yield on mortgage-related securities to 2.64% for the nine months ended September 30, 2012 from 4.10% for the comparable period in 2011.  The decrease in average yield resulted from a general turnover of the investment security portfolio.  The decrease in interest income from mortgage-related securities due to a decrease in average yield was partially offset by a $34.3 million, or 35.2%, increase in the average balance of mortgage-related securities to $131.7 million for the nine months ended September 30, 2012 from $97.4 million during the comparable period in 2011.

Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) decreased $705,000, or 28.6%, to $1.8 million for the nine months ended September 30, 2012 compared to $2.5 million for the nine months ended September 30, 2011.  Interest income decreased due to a decrease of $53.3 million, or 22.5%, in the average balance of other earning assets to $184.1 million during the nine months ended September 30, 2012 from $237.4 million during the comparable period in 2011.  The decrease in interest income from other earning assets also reflects a 12 basis point decline in the average yield on other earning assets to 1.27% for the nine months ended September 30, 2012 from 1.39% for the comparable period in 2011.  During the nine months ended September 30, 2012, the debt security portfolio decreased as a result of $64.0 million in maturities and $11.9 million in sales.  The proceeds from maturities and sales of debt securities were reinvested in mortgage-related securities.

Total Interest Expense - Total interest expense decreased by $3.2 million, or 12.8%, to $21.5 million during the nine months ended September 30, 2012 from $24.7 million during the nine months ended September 30, 2011.  This decrease was the result of both a decrease in the average cost of funds as well as a decrease in the average balance of interest bearing deposits and borrowings.  The average cost of funds decreased 19 basis points to 1.96% for the nine months ended September 30, 2012 from 2.15% for the nine months ended September 30, 2011.  Total average interest-bearing deposits and borrowings outstanding decreased $69.1 million, or 4.5%, to $1.46 billion for the nine months ended September 30, 2012 compared to an average balance of $1.53 billion for the nine months ended September 30, 2011.

Interest expense on deposits decreased $3.9 million, or 33.1%, to $7.8 million during the nine months ended September 30, 2012 from $11.7 million during the comparable period in 2011.  The decrease in interest expense on deposits was primarily due to a decrease in the cost of average deposits of 38 basis points to 1.05% for the nine months ended September 30, 2012 compared to 1.43% for the comparable period during 2011.  The decrease in the cost of deposits reflects the current low interest rate environment due to the Federal Reserve's low short term interest rate policy.  These rates are typically used by financial institutions in pricing deposit products.  The decrease in the cost of deposits also reflects a shift in the composition of deposits from higher cost time deposits to lower cost demand, money market and savings accounts.  The decrease in interest expense attributable to the decrease in the cost of deposits was compounded by a decrease of $99.1 million, or 9.1%, in the average balance of interest-bearing deposits to $992.2 million during the nine months ended September 30, 2012 from $1.09 billion during the comparable period in 2011.  The decrease in average interest-bearing deposits was exclusively the result of a decrease in time deposits, which carry a higher cost than demand, money market or savings accounts.  The decrease in time deposits was consistent with the Bank's liquidity needs and funding obligations.

Interest expense on borrowings increased $713,000, or 5.5%, to $13.7 million during the nine months ended September 30, 2012 from $13.0 million during the comparable period in 2011.  The increase primarily resulted from a $30.0 million, or 6.8%, increase in average borrowings outstanding to $472.3 million during the nine months ended September 30, 2012 from $442.4 million during the comparable period in 2011.  The increased use of borrowings as a funding source during the nine months ended September 30, 2012 reflects an increased use of external lines of credit by our mortgage banking segment to fund loan originations to be sold on the secondary market.  The average cost of borrowings decreased 6 basis points to 3.87% during the nine months ended September 30, 2012 compared to 3.93% during the nine months ended September 30, 2011.

Net Interest Income - Net interest income decreased by $3.4 million, or 9.8%, to $31.7 million during the nine months ended September 30, 2012 as compared to $35.1 million during the comparable period in 2011.  The decrease in net interest income resulted primarily from a 22 basis point decrease in our interest rate spread to 2.48% during the nine months ended September 30, 2012 from 2.70% during the nine months ended September 30, 2011.  The 22 basis point decrease in the interest rate spread resulted from a 41 basis point decrease in the average yield on interest earning assets, which was partially offset by a 19 basis point decrease in the average cost of interest bearing liabilities.

Provision for Loan Losses – Our provision for loan losses decreased $9.1 million, or 56.1%, to $7.1 million during the nine months ended September 30, 2012, from $16.2 million during the nine months ended September 30, 2011.  The decrease in the provision for loan losses resulted from a decrease in loans exhibiting risk characteristics that require estimated loan loss provisions in excess of our historical average experience rates when compared to the same period of the prior year.  While the provision for loan losses has decreased from the prior year, it remains at historical high levels.  These levels remain high due to continued general economic stress resulting in reduced levels of income earned by many of our borrowers combined with loan collateral values, primarily real estate, that remain at levels below those estimated at the time the loans were originally made.  These factors result in higher levels of actual loss experience which when applied to the portfolio in general require higher loan loss provisions.  The provision for the nine months ended September 30, 2012 reflects $8.6 million of net loan charge-offs.  See the "Asset Quality" section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $35.5 million, or 115.9%, to $66.0 million during the nine months ended September 30, 2012 from $30.6 million during the comparable period in 2011.  The increase resulted from an increase in mortgage banking income.

Mortgage banking income increased $35.6 million, or 128.1%, to $63.4 million for the nine months ended September 30, 2012, compared to $27.8 million during the comparable period in 2011.  The $35.6 million increase in mortgage banking income was the result of an increase in origination and sales volumes as well as an increase in average sales margins.  The increase in average sales margin reflects an increase in pricing and fees on all products in all geographic markets.

Despite the increase in pricing, overall loan origination volumes increased significantly compared to the prior year which reflects the continued strong demand for fixed-rate loans due in large part to historically low interest rates on these products.  Loans originated for sale on the secondary market totaled $1.2 billion during the nine months ended September 30, 2012, which represents a $555.6 million, or 80.6%, increase in originations from the nine months ended September 30, 2011, which totaled $689.5 million.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  During the nine months ended September 30, 2012, the growth in loan origination volume resulted in a shift towards lower yielding conventional loans and loans made for the purpose of a refinancing, however, margins increased for all loan types and loan purpose, compared to the nine months ended September 30, 2011.   Loans originated for the purpose of a residential property purchase, which generally yield a higher margin than loans originated for the purpose of a refinance, comprised 58.0% of total originations during the nine months ended September 30, 2012, compared to 69.6% during the nine months ended September 30, 2011.  The mix of loan type changed slightly with conventional loans and governmental loans comprising 66.6% and 34.4% of all loan originations, respectively, during the nine months ended September 30, 2012.  During the nine months ended September 30, 2011 conventional loans and governmental loans comprised 58.7% and 41.3% of all loan originations, respectively.

Noninterest Expense - Total noninterest expense increased $21.0 million, or 40.0%, to $73.6 million during the nine months ended September 30, 2012 from $52.5 million during the comparable period in 2011.  The increase was primarily attributable to increased compensation and other noninterest expense.

Compensation, payroll taxes and other employee benefit expense increased $15.5 million, or 55.3%, to $43.4 million during the nine months ended September 30, 2012 compared to $28.0 million during the comparable period in 2011.  Due primarily to an increase in loan origination activity, total compensation, payroll taxes and other employee benefits at our mortgage banking subsidiary increased $15.8 million, or 85.1%, to $34.4 million for the nine months ended September 30, 2012 compared to $18.6 million during the comparable period in 2011.  The increase in compensation at our mortgage banking subsidiary correlates to the increase in mortgage banking income due to the commission based compensation structure in place for our mortgage banking loan officers.  The increase in total compensation, payroll taxes and other benefits at our mortgage banking subsidiary was partially offset by a decrease in compensation, payroll taxes and other employee benefits at our banking segment.   Due to a decrease in stock based compensation, partially offset by increased salaries, compensation, payroll taxes and other employee benefits at our banking segment decreased $390,000 to $9.6 million for the nine months ended September 30, 2012 compared to $10.0 million during the comparable period in 2011.

Real estate owned expense decreased $956,000, or 13.2%, to $6.3 million during the nine months ended September 30, 2012 from $7.2 million during the comparable period in 2011.  Real estate owned expense includes the net operating costs related to the properties.  In addition, it includes net gain or loss recognized upon the sale of foreclosed property, as well as write-downs recognized to maintain the properties at the lower of cost or estimated fair value.  The decrease in real estate owned expense results from a decrease in net property management expense and an increase in net gains on the sales of properties, partially offset by an increase in write-downs of asset values.  During the nine months ended September 30, 2012, net operating expense, which includes but is not limited to property taxes, maintenance and management fees, net of rental income decreased $2.3 million, or 53.9%,  to $2.0 million from $4.3 million during the comparable period in 2011.  The decrease in net operating expense compared to the prior period resulted from both an improvement in the operating results of income producing properties as well as a decrease in the number and average balance of properties owned.  The average balance of real estate owned totaled $52.8 million for the nine months ended September 30, 2012 compared to $60.3 million for the nine months ended September 30, 2011.  Net losses recognized on the sale or write-down of real estate owned totaled $4.3 million during the nine months ended September 30, 2012, compared to $2.9 million during the comparable period in 2011.

Other noninterest expense increased $4.8 million or 86.4%, to $10.4 million during the nine months ended September 30, 2012 from $5.6 million during the comparable period in 2011.  The increase resulted from an increase in operational costs related to the expansion of our mortgage banking operations of $4.7 million to $9.2 million for the nine months ended September 30, 2012, compared to $4.5 million during the comparable period in 2011.

Income Taxes – During the nine months ended September 30, 2012 the Company recorded income tax expense of $216,000.  This includes state income tax expense of $400,000 related to various states in which our mortgage banking subsidiary does business and to which our state net operating loss carryforwards do not apply.  State tax expense is partially offset by a federal benefit of $184,000 from a prior year over estimate of liability related to an IRS audit of the Company's federal income tax returns for the years 2005 through 2009.
During the nine months ended September 30, 2011, the Company recorded a net income tax benefit of $672,000, which primarily relates to an intraperiod tax allocation between other comprehensive income and loss from continuing operations, and represents an out-of-period adjustment for an error that originated beginning in 2008 that was corrected during the second quarter of 2011.  The correction of the error was not material to the three months ended June 30, 2011 or the nine months ended September 30, 2011.  The impact of this error to all prior periods was not deemed to be material.
Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

General - Net income for the three months ended September 30, 2012 totaled $8.4 million, or $0.27 for both basic and diluted income per share, compared to a net loss of $206,000, or $0.01 for both basic and diluted loss per share, for the three months ended September 30, 2011.  The three months ended September 30, 2012 generated an annualized return on average assets of 2.00% and an annualized return on average equity of 18.26%, compared to an annualized loss on average assets of 0.05% and an annualized loss on average equity of 0.48% for the comparable period in 2011.  The results of operations for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 reflect a $5.6 million increase in the pre-tax results of operations from our mortgage banking operations, a $4.0 million decrease in the provision for loan losses, partially offset by an $843,000 decrease in net interest income.  The provision for loan losses totaled $2.0 million during the three months ended September 30, 2012, compared to $6.0 million for the three months ended September 30, 2011.  Loan charge-off activity and specific loan loss reserves are discussed in additional detail in the "Asset Quality" section.

Segment Review – As described in Note 14 of the notes to consolidated financial statements, the Company has two reportable segments: community banking and mortgage banking.  Community banking consists of lending and deposit gathering (as well as other banking-related products and services) to consumers and businesses and the support to deliver, fund, and manage such banking services. The Company's mortgage banking segment provides residential mortgage products for the purpose of sale on the secondary market.

Mortgage banking segment assets (which consist predominantly of loans held for sale) increased $40.3 million, or 40.2%, to $140.5 million as of September 30, 2012 compared to $100.2 million as of December 31, 2011.  Additional details are provided in the "Loans Held for Sale" section.  Mortgage banking revenues increased $14.2 million, or 112.4%, to $26.8 million for the three months ended September 30, 2012 compared to $12.6 million during the three months ended September 30, 2011.   The $14.2 million increase in mortgage banking revenues was attributable to both an increase in loan origination volume, as well as increased margins.  Loans originated for sale on the secondary market totaled $477.9 million during the three months ended September 30, 2012, which represents a $191.8 million, or 67.0%, increase in originations from the three months ended September 30, 2011, which totaled $286.1 million.  In addition to the increase in revenues resulting from the increase in origination volume, mortgage banking revenues increased due to an increase in average sales margin.  The increase in average sales margin was driven by an increase in pricing on all products in all geographic markets.  The major components of mortgage banking revenues include fees and premiums associated with the sale of residential loans held for sale, which are discussed in section "Mortgage Banking Income." The major expenses for the mortgage banking segment are compensation, payroll taxes and other employee benefits, as well as occupancy, office furniture and equipment and other expenses, which are covered generally in the consolidated discussion in section "Noninterest Expense."

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

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable, net(1)	$1,270,414	15,943	4.98%	$1,304,904	17,831	5.42%
Mortgage related securities(2)	151,162	826	2.17	91,552	940	4.07
Debt securities,(2)(6) federal funds sold and short-term investments	159,035	505	1.26	232,655	801	1.37
Total interest-earning assets	1,580,611	17,274	4.34	1,629,111	19,572	4.77

Noninterest-earning assets	96,074			99,514
Total assets	$1,676,685			$1,728,625

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$42,888	6	0.06	$38,670	8	0.08
Money market and savings accounts	135,128	58	0.17	124,398	91	0.29
Time deposits	771,158	1,874	0.96	905,468	3,598	1.58
Total interest-bearing deposits	949,174	1,938	0.81	1,068,536	3,697	1.37
Borrowings	487,078	4,701	3.83	442,554	4,397	3.94
Total interest-bearing liabilities	1,436,252	6,639	1.83	1,511,090	8,094	2.13

Noninterest-bearing liabilities
Non interest-bearing deposits	35,446			27,706
Other noninterest-bearing liabilities	21,453			18,309
Total noninterest-bearing liabilities	56,899			46,015
Total liabilities	1,493,151			1,557,105
Equity	183,534			171,520
Total liabilities and equity	$1,676,685			$1,728,625

Net interest income		$10,635			$11,478
Net interest rate spread (3)			2.51%			2.64%
Net interest-earning assets (4)	$144,359			$118,021
Net interest margin (5)			2.67%			2.80%
Average interest-earning assets to average interest-bearing liabilities			110.05%			107.81%
__________
(1)  Interest income includes net deferred loan fee amortization income of $183,000 and $147,000 for the three months ended September 30, 2012 and 2011, respectively.
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
(6)  Interest income from tax exempt securities is not significant to total interest income, therefore, interest yield on interest earning assets are not stated on a tax equivalent basis.  The average balance of tax exempt securities totaled $13.6 million and $27.8 million for the three months ended September 30, 2012 and 2011, respectively.

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

	Three Months Ended September 30,
	2012 versus 2011
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable(1) (2)	$(462)	(1,426)	(1,888)
Mortgage related securities(3)	441	(555)	(114)
Other earning assets(3)	(237)	(59)	(296)
Total interest-earning assets	(258)	(2,040)	(2,298)

Interest expense:
Demand accounts	1	(3)	(2)
Money market and savings accounts	7	(40)	(33)
Time deposits	(476)	(1,248)	(1,724)
Total interest-bearing deposits	(468)	(1,291)	(1,759)
Borrowings	431	(127)	304
Total interest-bearing liabilities	(37)	(1,418)	(1,455)
Net change in net interest income	$(221)	(622)	(843)
______________
(1)	Interest income includes net deferred loan fee amortization income of $183,000 and $147,000 for the three months ended September 30, 2012 and 2011, respectively.
(2)    Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.

Total Interest Income - Total interest income decreased $2.2 million, or 11.7%, to $17.3 million during the three months ended September 30, 2012 from $19.6 million during the three months ended September 30, 2011.

Interest income on loans decreased $1.9 million, or 10.6%, to $15.9 million during the three months ended September 30, 2012 from $17.8 million during the three months ended September 30, 2011.  The decrease in interest income was primarily due to a 44 basis point decrease in the average yield on loans to 4.98% for the three-month period ended September 30, 2012 from 5.42% for the comparable period in 2011.  The decrease in interest income on loans also reflects $34.5 million, or 2.6%, decrease in the average balance of loans outstanding to $1.27 billion during the three months ended September 30, 2012 from $1.30 billion during the comparable period in 2011.

Interest income from mortgage-related securities decreased $114,000, or 12.1%, to $826,000 during the three months ended September 30, 2012 from $940,000 during the three months ended September 30, 2011.  The decrease in interest income was due to a 190 basis point decrease in the average yield on mortgage-related securities to 2.17% for the three months ended September 30, 2012 from 4.07% for the comparable period in 2011.  The decrease in interest income from mortgage-related securities due to a decrease in average yield was partially offset by a $59.6 million, or 65.1%, increase in the average balance of mortgage-related securities to $151.2 million for the three months ended September 30, 2012 from $91.6 million during the comparable period in 2011. The decrease in average yield resulted from a general turnover of the investment security portfolio.

Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) decreased $296,000, or 37.0%, to $505,000 for the three months ended September 30, 2012 compared to $801,000 for the three months ended September 30, 2011.  Interest income decreased due to a decrease of $73.6 million, or 31.6%, in the average balance of other earning assets to $159.0 million during the three months ended September 30, 2012 from $232.7 million during the comparable period in 2011.  The decrease in interest income from other earning assets also reflects an 11 basis point decline in the average yield on other earning assets to 1.26% for the three months ended September 30, 2012 from 1.37% for the comparable period in 2011.

Total Interest Expense - Total interest expense decreased by $1.5 million, or 18.0%, to $6.6 million during the three months ended September 30, 2012 from $8.1 million during the three months ended September 30, 2011.  This decrease was the result of both a decrease in the average cost of funds as well as a decrease in the average balance of interest-bearing deposits and borrowings.  The average cost of funds decreased 30 basis points to 1.83% for the three months ended September 30, 2012 from 2.13% for the three months ended September 30, 2011.  Total average interest bearing deposits and borrowings outstanding decreased $74.8 million, or 5.0%, to $1.44 billion for the three months ended September 30, 2012 compared to an average balance of $1.51 billion for the three months ended September 30, 2011.

Interest expense on deposits decreased $1.8 million, or 47.6%, to $1.9 million during the three months ended September 30, 2012 from $3.7 million during the comparable period in 2011.  The decrease in interest expense on deposits was primarily due to a decrease in the cost of average deposits of 56 basis points to 0.81% for the three months ended September 30, 2012 compared to 1.37% for the comparable period during 2011.  The decrease in the cost of deposits reflects the current low interest rate environment due to the Federal Reserve's low short term interest rate policy.  These rates are typically used by financial institutions in pricing deposit products.  The decrease in the cost of deposits also reflects a shift in the composition of deposits from higher cost time deposits to lower cost demand, money market and savings accounts.  The decrease in interest expense attributable to the decrease in the cost of deposits was compounded by a decrease of $119.4 million, or 11.1%, in the average balance of interest bearing deposits to $949.2 million during the three months ended September 30, 2012 from $1.07 billion during the comparable period in 2011.  The decrease in average interest-bearing deposits was exclusively the result of a decrease in time deposits, which carry a higher cost than demand, money market or savings accounts.  The decrease in time deposits was consistent with the Bank's liquidity needs and funding obligations.

Interest expense on borrowings increased $304,000, or 6.9%, to $4.7 million during the three months ended September 30, 2012 from $4.4 million during the comparable period in 2011.  The increase primarily resulted from a $44.5 million, or 10.1%, increase in average borrowings outstanding to $487.1 million during the three months ended September 30, 2012 from $442.6 million during the comparable period in 2011.  The increased use of borrowings as a funding source during the three months ended September 30, 2012 reflects an increased use of external lines of credit within our mortgage banking segment to fund loan originations to be sold on the secondary market.  The increase in interest expense on borrowings due to an increase in average balance was partially offset by an 11 basis point decrease in the average cost of borrowings to 3.83% during the three months ended September 30, 2012 compared to 3.94% during the three months ended September 30, 2011.

Net Interest Income - Net interest income decreased by $843,000, or 7.3%, to $10.6 million during the three months ended September 30, 2012 as compared to $11.5 million during the comparable period in 2011.  The decrease in net interest income resulted primarily from a 13 basis point decrease in our interest rate spread to 2.51% during the three months ended September 30, 2012 from 2.64% during the three months ended September 30, 2011.  The 13 basis point decrease in the interest rate spread resulted from a 43 basis point decrease in the average yield on interest earning assets, which was partially offset by a 30 basis point decrease in the average cost of interest bearing liabilities.

Provision for Loan Losses – Our provision for loan losses decreased $4.0 million, or 66.7%, to $2.0 million during the three months ended September 30, 2012, from $6.0 million during the three months ended September 30, 2011.  The decrease in the provision for loan losses resulted from a decrease in loans exhibiting risk characteristics that require estimated loan loss provisions in excess of our historical average experience rates when compared to the same period of the prior year.  See the "Asset Quality" section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $14.2 million, or 104.2%, to $27.8 million during the three months ended September 30, 2012 from $13.6 million during the comparable period in 2011.  The increase resulted primarily from an increase in mortgage banking income.

Mortgage banking income increased $14.3 million, or 116.1%, to $26.7 million for the three months ended September 30, 2012, compared to $12.3 million during the comparable period in 2011.  The $14.3 million increase in mortgage banking income was the result of an increase in origination and sales volumes as well as an increase in average sales margins.  The increase in average sales margin reflects an increase in pricing and fees on all products in all geographic markets.

Despite the increase in pricing, overall loan origination volumes increased significantly compared to the prior year which reflects the continued strong demand for fixed-rate loans due in large part to historically low interest rates on these products.  Loans originated for sale on the secondary market totaled $477.9 million during the three months ended September 30, 2012, which represents a $191.8 million, or 67.0%, increase in originations from the three months ended September 30, 2011, which totaled $286.1 million.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  During the three months ended September 30, 2012, the growth in loan origination volume resulted in a shift towards lower yielding conventional loans and loans made for the purpose of a refinancing, however, margins increased for all loan types and loan purpose, compared to the three months ended September 30, 2012.   Loans originated for the purpose of a residential property purchase, which generally yields a higher margin than loans originated for the purpose of a refinance, comprised 54.8% of total originations during the three months ended September 30, 2012, compared to 70.2% during the three months ended September 30, 2011.  The mix of loan type also changed slightly with conventional loans and governmental loans comprising 69.4% and 30.6% of all loan originations, respectively, during the three months ended September 30, 2012.  During the three months ended September 30, 2011 conventional loans and governmental loans comprised 60.5% and 39.5% of all loan originations, respectively.

Noninterest Expense - Total noninterest expense increased $8.6 million, or 44.8%, to $27.8 million during the three months ended September 30, 2012 from $19.2 million during the comparable period in 2011.  The increase was primarily attributable to increased compensation and other noninterest expense.

Compensation, payroll taxes and other employee benefit expense increased $7.2 million, or 67.4%, to $17.8 million during the three months ended September 30, 2012 compared to $10.6 million during the comparable period in 2011.  Due primarily to an increase in loan origination activity, total compensation, payroll taxes and other benefits at our mortgage banking subsidiary increased $6.8 million, or 87.8%, to $14.6 million for the three months ended September 30, 2012 compared to $7.8 million during the comparable period in 2011.  The increase in compensation at our mortgage banking subsidiary correlates to the increase in mortgage banking income due to the commission based compensation structure in place for our mortgage banking loan officers.

Real estate owned expense decreased $549,000, or 21.6%, to $2.0 million during the three months ended September 30, 2012 from $2.5 million during the comparable period in 2011.  Real estate owned expense includes the net operating and carrying costs related to the properties.  In addition, it includes net gain or loss recognized upon the sale of a foreclosed property, as well as write-downs recognized to maintain the properties at the lower of cost or estimated fair value.  The decrease in real estate owned expense results from a decrease in net property management expense and a decrease in net losses recognized upon the sale or write-downs of properties.  During the three months ended September 30, 2012, net operating expense, which includes but is not limited to property taxes, maintenance and management fees, net of rental income decreased $846,000, or 67.4%, to $408,000 from $1.3 million during the comparable period in 2011.  The decrease in net operating expense compared to the prior period resulted from both an improvement in the operating results of income producing properties as well as a decrease in the number and average balance of properties owned.  The average balance of real estate owned totaled $48.8 million for the three months ended September 30, 2012 compared to $58.9 million for the three months ended September 30, 2011.  Net losses recognized on the sale or write-down of real estate owned totaled $1.6 million during the three months ended September 30, 2012, compared to $1.3 million during the comparable period in 2011.

Other noninterest expense increased $1.1 million or 50.4%, to $3.4 million during the three months ended September 30, 2012 from $2.2 million during the comparable period in 2011.  The increase resulted from an increase in operational costs related to the expansion of our mortgage banking operations of $1.0 million, or 53.1%, to $3.0 million for the three months ended September 30, 2012, compared to $2.0 million during the comparable period in 2011.

Income Taxes – During the three months ended September 30, 2012 the Company recorded income tax expense of $145,000, which consists of state income tax expense related to various states in which our mortgage banking subsidiary does business and to which our state net operating loss carryforwards do not apply.
During the three months ended September 30, 2011, the Company recorded income tax expense of $64,000 which relates to the intraperiod tax allocation between other comprehensive income and loss from continuing operations.
Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Total Assets - Total assets decreased by $33.3 million, or 1.9%, to $1.68 billion at September 30, 2012 from $1.71 billion at December 31, 2011.  The decrease in total assets reflects decreases in loans receivable of $62.4 million, real estate owned of $12.8 million and securities held to maturity of $2.6 million.  Funds received from the repayment of loans held in portfolio and from short-term borrowings and escrow deposits were combined with cash and used to reduce deposits by $97.7 million and increase loans held for sale by $34.9 million during the nine months ended September 30, 2012.

Cash and Cash Equivalents – Cash and cash equivalents remained relatively stable at $82.0 million at September 30, 2012 compared to $80.4 million at December 31, 2011.  The overall level of cash and cash equivalents continues to reflect the Company's plan to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on securities and other investments.

Securities Available for Sale – Securities available for sale increased by $1.1 million, or 0.5%, to $207.6 million at September 30, 2012 from $206.5 million at December 31, 2011.  This increase reflects a $65.9 million increase in mortgage backed securities, partially offset by a $53.8 million decrease in government sponsored enterprise bonds and a $11.9 million decrease in municipal securities.  During the nine months ended September 30, 2012, the proceeds from maturities and calls of government sponsored enterprise securities and from the sale of municipal securities were reinvested in mortgage-related securities deemed to provide a better risk-adjusted return.  The Company sold $11.6 million in short-term municipal securities at a gain of $241,000 in order to capture the related value of the tax-exempt feature of the securities not otherwise realized due to the Company's taxable loss position as of December 31, 2011.  As of September 30, 2012, the Company holds two available for sale private label issue collateralized mortgage obligations with a total fair value of $17.1 million and an amortized cost of $18.2 million that were determined to be other than temporarily impaired.  The $1.1 unrealized loss (before taxes) is included in other comprehensive income (loss).  During the nine months ended September 30, 2012, $113,000 was recognized as additional other than temporary impairment with respect to one of the private label issue collateralized mortgage obligations which was charged against earnings.  As of September 30, 2012, the Company also holds two municipal securities with a total fair value of $236,000 and amortized cost of $215,000 that were determined to be other than temporarily impaired.  During the nine months ended September 30, 2012, $100,000 was recognized as additional other than temporary impairment with respect to these municipal securities which was charged against earnings.

Loans Receivable - Loans receivable held for investment decreased $62.4 million, or 5.1%, to $1.15 billion at September 30, 2012 from $1.22 billion at December 31, 2011.  The 2012 decrease in total loans receivable was primarily attributable to a $26.9 million decrease in one- to four-family loans and a $27.4 million decrease in over four-family loans.  The decrease in one- to four-family loans reflects a decline in loan demand for variable-rate real estate mortgage loans as borrowers continue to prefer long-term fixed-rate products that the Company does not generally retain in its portfolio.  As a result of the low interest rate environment with respect to long-term fixed-rate real estate mortgage products, the Company continued to experience a shift in the composition of loan originations during 2012 and 2011 from one- to four-family residential variable-rate loans to residential real estate loans collateralized by over four-family properties and commercial real estate, as these categories of borrowers displayed relatively stable levels of demand for our existing products.  During the nine months ended September 30, 2012, $19.7 million in loans were transferred to real estate owned and $8.6 million were charged-off, net of recoveries.

The following table shows loan origination, principal repayment activity, transfers to real estate owned, charge-offs and sales during the periods indicated.
	As of or for the		As of or for the
	Nine Months Ended September 30,		Year Ended
	2012	2011	December 31, 2011
	(In Thousands)
Total gross loans receivable and held for sale at beginning of period	$1,304,947	$1,443,824	1,443,824
Real estate loans originated for investment:
Residential
One- to four-family	14,705	10,661	13,651
Over four-family	36,144	48,566	60,367
Home equity	2,115	2,958	4,328
Construction and land	2,056	2,841	3,487
Commercial real estate	12,860	22,413	25,398
Total real estate loans originated for investment	67,880	87,439	107,231
Consumer	35	-	-
Commerical business loans originated for investment	3,801	8,515	9,366
Total loans originated for investment	71,716	95,954	116,597

Real estate loans purchased for investment:
One- to four-family	12,148	-	-
Home equity	3,338	-	-
Total real estate loans purchased for investment	15,486	-	-

Principal repayments	(121,282)	(165,566)	(200,544)
Transfers to real estate owned	(19,729)	(22,846)	(28,259)
Loan principal charged-off, net of recoveries	(8,563)	(10,568)	(18,821)
Net activity in loans held for investment	(62,372)	(103,026)	(131,027)

Loans originated for sale	1,245,018	689,461	1,027,346
Loans sold	(1,210,144)	(704,662)	(1,035,196)
Net activity in loans held for sale	34,874	(15,201)	(7,850)
Total gross loans receivable and held for sale at end of period	$1,277,449	$1,325,597	1,304,947

Allowance for Loan Losses - The allowance for loan losses decreased $1.5 million, or 4.5%, to $31.0 million at September 30, 2012 from $32.4 million at December 31, 2011.  The $1.5 million decrease in the allowance for loan losses during the nine months ended September 30, 2012 is attributable to a $3.4 million decrease in general loan loss reserves, partially offset by a $1.9 million increase in specific loan loss reserves related to impaired loans.  The $1.9 million increase in specific loan loss reserves was primarily the result of an increase in the coverage rate with respect to performing collateral based specific impairment reviews with respect to impaired loans.  The decrease in general valuation allowance resulted from both a decrease in loans rated substandard as well as an overall balance of loans outstanding.  As of September 30, 2012, the allowance for loan losses to total loans receivable was 2.68% and was equal to 42.06% of non-performing loans, compared to 2.67% and 41.46%, respectively, at December 31, 2011.  The overall $1.5 million decrease in the allowance for loan losses during the nine months ended September 30, 2012 was primarily the result of decreases in the allowance for loan losses related to construction and land and one- to four-family categories.  The decrease in allowance for loan losses related to these categories resulted from both the charge-off of specific reserves as well as a decrease in the overall balance of loans outstanding.   The decrease in allowance for loan losses related to these two loan categories were partially offset by an increase in allowance for loan losses related to the over four-family and commercial real estate categories.  Increases in the allowance for loan losses related to the over four-family and commercial real estate categories were the result of a decrease in collateral values related to over four-family loans previously classified as impaired, as well as an increase in the overall level of commercial real estate identified as impaired.  While the local real estate market has stabilized during the current fiscal year, the risk of loss on loans secured by residential real estate remains at an elevated level.  That portion of the allowance for loan losses attributable to mortgage loans secured by residential real estate comprised 89.3% of the total allowance for loan losses at September 30, 2012 and 85.5% December 31, 2011.

Real Estate Owned – Total real estate owned decreased $12.8 million, or 22.6%, to $43.8 million at September 30, 2012 from $56.7 million at December 31, 2011.  During the nine months ended September 30, 2012, $19.7 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write downs totaling $5.5 million during the nine months ended September 30, 2012.  During the same period, sales of real estate owned totaled $26.9 million.

Prepaid Expenses and Other Assets – Prepaid expenses and other assets increased by $6.2 million or 74.0%, to $14.5 million at September 30, 2012 from $8.4 million at December 31, 2011.  The increase is primarily due to a decrease in deferred income tax valuation allowances and an increase in mortgage banking derivative assets and other receivables due from third parties related to the origination of loans held for sale, as well as an increase in the mortgage servicing rights intangible asset that relates to an increase in loans sold on a servicing retained basis.

Deposits – Total deposits decreased $97.7 million, or 9.3%, to $953.6 million at September 30, 2012 from $1.05 billion at December 31, 2011.  The reduction in deposits reflects management's decision to accept a certain level of deposit run-off during a period of diminished loan demand.  Total time deposits decreased $119.8 million, or 13.6%, to $759.0 million at September 30, 2012 from $878.7 million at December 31, 2011.  The decrease in time deposits was partially offset by an increase in money market and demand deposits.  Total money market and savings deposits increased $13.5 million, or 13.0%, to $117.6 million at September 30, 2012 from $104.1 million at December 31, 2011.  Total demand deposits increased $8.5 million, or 12.5%, to $77.0 million at September 30, 2012 from $68.5 million at December 31, 2011.

Borrowings – Total borrowings increased $29.9 million, or 6.5%, to $491.1 million at September 30, 2012 from $461.1 million at December 31, 2011.  The increase in borrowings relates entirely to an increase in the use of bank lines of credit to finance loans held for sale.  The balance of these lines of credit increased by $29.9 million, to $57.1 million at September 30, 2012, from $27.1 million at December 31, 2011.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $20.7 million to $21.7 million at September 30, 2012 from $942,000 at December 31, 2011.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $4.7 million, or 14.2%, to $28.4 million at September 30, 2012 from $33.1 million at December 31, 2011.  The decrease resulted primarily from a seasonal decrease in outstanding escrow checks.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  These amounts remain classified as other liabilities until settled.  The decrease related to escrow checks was partially offset by an increase in amounts due to third parties related to the origination of loans held for sale.

Shareholders' Equity – Shareholders' equity increased by $18.4 million, or 11.1%, to $184.8 million at September 30, 2012 from $166.4 million at December 31, 2011.  The increase in shareholders' equity was primarily due to an $16.8 million increase in retained earnings reflecting net income for the nine months ended September 30, 2012.  In addition to the increase in retained earnings, shareholders' equity was positively impacted by a $1.3 million increase in accumulated other comprehensive income and a $641,000 decrease in unearned ESOP shares.

ASSET QUALITY

NONPERFORMING ASSETS
The following table summarizes nonperforming loans and assets:

	At September 30,	At December 31,
	2012	2011
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$43,332	55,609
Over four-family	24,600	13,680
Home equity	1,690	1,334
Construction and land	2,179	6,946
Commercial real estate	1,802	514
Consumer	25	-
Commercial	-	135
Total non-accrual loans	73,628	78,218

Non-performing investment security	2,277	-

Real estate owned
One- to four-family	22,086	27,449
Over four-family	10,911	16,231
Construction and land	7,713	8,796
Commercial real estate	3,127	4,194
Total real estate owned	43,837	56,670
Total nonperforming assets	$119,742	134,888

Total non-accrual loans to total loans, net	6.38%	6.43%
Total non-accrual loans and performing troubled debt restructurings to total loans receivable restructurings to total loans receivable	8.88%	8.45%
Total non-accrual loans to total assets	4.39%	4.57%
Total nonperforming assets to total assets	7.13%	7.88%

All loans that exceed 90 days past due with respect to principal and interest are recognized as non-accrual.  Troubled debt restructurings that are nonaccrual either due to being past due greater than 90 days or which have not yet performed under the modified terms for a reasonable period of time, are included in the table above.  In addition, loans that are past due less than 90 days are evaluated to determine the likelihood of collectability given other credit risk factors such as early stage delinquency, the nature of the collateral or the results of a borrower review.  When the collection of all contractual principal and interest is determined to be unlikely, the loan is moved to non-accrual status and an updated appraisal of the underlying collateral is ordered.  This process generally takes place between contractual past due dates 60 to 90 days.  Upon determining the updated estimated value of the collateral, a loan loss provision is recorded to establish a specific reserve to the extent that the outstanding principal balance exceeds the updated estimated net realizable value of the collateral.  When a loan is determined to be uncollectible, typically coinciding with the initiation of foreclosure action, the specific reserve is reviewed for adequacy, adjusted if necessary, and charged-off.

Total non-accrual loans decreased by $4.6 million, or 5.9%, to $73.6 million as of September 30, 2012 compared to $78.2 million as of December 31, 2011.  The ratio of non-accrual loans to total loans receivable was 6.38% at September 30, 2012 compared to 6.43% at December 31, 2011.  During the nine months ended September 30, 2012, a total of $36.0 million in loans were placed on non-accrual status.  Offsetting the addition of loans to non-accrual status were $19.7 million in transfers to real estate owned (net of charge-offs), $8.0 million in loans that were returned to accrual status, $6.1 million in charge-offs and $4.4 million in principal repayments.

Of the $73.6 million in total non-accrual loans as of September 30, 2012, $64.5 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $6.6 million in partial charge-offs have been recorded with respect to these loans as of September 30, 2012.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $8.8 million have been recorded as of September 30, 2012.  The remaining $9.1 million of non-accrual loans were reviewed on an aggregate basis and $2.2 million in general valuation allowance was deemed necessary related to those loans as of September 30, 2012.   The $2.2 million in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

There were no accruing loans past due 90 days or more during the nine months ended September 30, 2012 and 2011.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes troubled debt restructurings:

	At September 30,	At December 31,
	2012	2011
	(In Thousands)
Troubled debt restructurings
Substandard	$58,653	47,220
Watch	14,467	8,192
Total troubled debt restructurings	$73,120	55,412

All troubled debt restructurings are considered to be impaired and are risk rated as either substandard or watch and are included in the internal risk rating tables disclosed in Note 3 in the notes to the financial statements.  Specific reserves have been established to the extent that collateral-based impairment analyses indicate that a collateral shortfall exists.

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:
	At September 30,	At December 31,
	2012	2011
	(Dollars in Thousands)

Loans past due less than 90 days	$25,966	36,798
Loans past due 90 days or more	51,892	56,612
Total loans past due	$77,858	93,410

Total loans past due to total loans receivable	6.75%	7.68%

Past due loans decreased by $15.6 million, or 16.7%, to $77.9 million at September 30, 2012 from $93.4 million at December 31, 2011.  Loans past due 90 days or more decreased by $4.7 million, or 8.3%, during the nine months ended September 30, 2012 while loans past due less than 90 days decreased by $10.8 million, or 29.4%.  The $4.7 million decrease in loans past due 90 days or more was primarily attributable to a $12.6 million decrease in loans collateralized by one- to four-family residential real estate and a $4.6 million decrease in construction and loans, partially offset by an $11.0 million increase in loans collateralized by over four-family residential real estate.  The increase in loans collateralized by over four-family residential real estate relates to one borrower relationship that was past due less than 90 days as of December 31, 2011.

REAL ESTATE OWNED

Total real estate owned decreased by $12.8 million, or 22.6%, to $43.8 million at September 30, 2012, compared to $56.7 million at December 31, 2011.  During the nine months ended September 30, 2012, $19.7 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write-downs totaling $5.5 million during the nine months ended September 30, 2012.  During the same period, sales of real estate owned totaled $26.9 million.  New appraisals received on real estate owned and collateral dependent impaired loans are based upon an "as is value" assumption.  During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

We held 261 properties as real estate owned as of September 30, 2012, compared to 323 properties at December 31, 2011.  Of the $43.8 million in real estate owned properties as of September 30, 2012, $36.1 million consist of one– to four-family, over four-family and commercial real estate properties.  Of all real estate owned, these property types present the greatest opportunity to offset operating expenses through the generation of rental income.  Of the $36.1 million in one- to four-family, over four-family and commercial real estate properties, $17.0 million, or 47.1%, represent properties that are generating rental revenue.  Virtually all habitable real estate owned is managed with the intent of attracting a lessee to generate revenue.  Foreclosed properties are recorded at the lower of carrying value or fair value, less costs to sell, with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

A summary of the allowance for loan losses is shown below:

ALLOWANCE FOR LOAN LOSSES

	At or for the Nine Months
	Ended September 30,
	2012	2011
	(Dollars in Thousands)

Balance at beginning of period	$32,430	29,175
Provision for loan losses	7,100	16,162
Charge-offs:
Mortgage
One- to four-family	5,522	6,154
Over four-family	1,038	2,396
Home Equity	375	446
Commercial real estate	816	177
Construction and land	1,661	1,407
Consumer	4	7
Commercial	59	313
Total charge-offs	9,475	10,900
Recoveries:
Mortgage
One- to four-family	305	238
Over four-family	55	37
Home Equity	12	5
Construction and land	250	31
Consumer	-	-
Commercial	290	21
Total recoveries	912	332
Net charge-offs	8,563	10,568
Allowance at end of period	$30,967	$34,769

Ratios:
Allowance for loan losses to non-accrual loans at end of period	42.06%	40.39%
Allowance for loan losses to loans receivable at end of period	2.68%	2.79%
Net charge-offs to average loans outstanding (annualized)	0.89%	1.08%
Current year provision for loan losses to net charge-offs	82.91%	152.93%
Net charge-offs (annualized) to beginning of the year allowance	35.30%	48.43%
_______________

At September 30, 2012, the allowance for loan losses was $31.0 million, compared to $32.4 million at December 31, 2011.  As of September 30, 2012, the allowance for loan losses represented 2.68% of total loans receivable and was equal to 42.06% of non-performing loans, compared to 2.67% and 41.46%, respectively, at December 31, 2011.  The $1.5 million decrease in the allowance for loan losses during the nine months ended September 30, 2012 reflects a stabilization in both the quality of the loan portfolio  as well as the overall local real estate market.  The Company has experienced a stabilization or improvement in a number of key loan-related loan quality metrics compared to September 30, 2011, including impaired loans, substandard loans, loans contractually past due and non-accrual loans.  In addition, the decrease in the allowance for loan losses reflects a decrease in the overall balance of loans outstanding.

Net charge-offs totaled $8.6 million, or an annualized 0.89% of average loans for the nine months ended September 30, 2012, compared to $10.6 million, or an annualized 1.08% of average loans for the nine months ended September 30, 2011.  Of the $8.6 million in net charge-offs during the nine months ended September 30, 2012, $5.2 million related to loans secured by one- to four-family residential loans.  Weakness in the residential real estate market has continued for the past four years and the risk of loss on loans secured by residential real estate remains at an elevated level.

The loan loss provision of $7.1 million for the nine months ended September 30, 2012 reflects the Company's conclusion as to the need for the ending allowance to be $31.0 million following the net charge-offs recorded during the period and a review of the Bank's loan portfolio and general economic conditions.

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

The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the appropriateness of the allowance, which ultimately may or may not be correct. Higher than anticipated rates of loan default would likely result in a need to increase provisions in future years. See "Critical Accounting Policies" above for a discussion on the use of judgment in determining the amount of the allowance for loan losses.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 5.0% and 6.3% for the nine months ended September 30, 2012 and 2011, respectively.  The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets.  We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans.  We also adjust liquidity as appropriate to meet asset and liability management objectives.  The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the senior management as supported by the Asset/Liability Committee.  Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.
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
A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2012 and 2011, respectively, $82.0 million and $87.1 million of our assets were invested in cash and cash equivalents.  At September 30, 2012 cash and cash equivalents are comprised of the following: $52.4 million in cash held at the Federal Reserve Bank and other depository institutions and $29.6 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts, federal funds purchased and advances from the FHLBC.
During the nine months ended September 30, 2012, the collection of principal payments on loans, net of loan originations and purchases provided cash flow of $34.1 million, compared to $28.4 million for the nine months ended September 30, 2011.  The decrease in loans receivable is reflective of the general decline in loan demand for variable-rate residential real estate mortgage loans combined with the Company's tightened underwriting standards given the current economic environment.  The decrease in total loans receivable during the nine months ended September 30, 2012 was primarily attributable to a $26.9 million decrease in one- to four-family loans and a $27.4 million decrease in over four-family loans.  The decrease in one- to four-family loans reflects a decline in loan demand for variable-rate real estate mortgage loans as borrowers continue to prefer long-term fixed-rate products that the Company does not generally retain in its portfolio.
Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.  Deposits decreased by $97.7 million for the nine months ended September 30, 2012 compared to a $70.9 million decrease during the nine months ended September 30, 2011.  The 2012 decrease in deposits was driven by a $119.8 million decrease in time deposits, partially offset by a $13.5 million increase in money market and savings deposits and an $8.5 million increase in demand deposits.  As a result of the consent order issued by state and federal regulators effective December 18, 2009, the Bank is prohibited from accepting or renewing brokered deposits and all other deposit rates are capped by the FDIC.
Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC which provide an additional source of funds.  At September 30, 2012, we had $350.0 million in advances from the FHLBC with contractual maturity dates in 2016, 2017 or 2018.  All advances are callable quarterly until maturity.  As an additional source of funds, we also enter into repurchase agreements.  At September 30, 2012, we had $84.0 million in repurchase agreements.  The repurchase agreements mature at various times in 2017, however, all are callable quarterly until maturity.

At September 30, 2012, we had outstanding commitments to originate loans of $23.2 million.  In addition, at September 30, 2012 we had unfunded commitments under construction loans of $5.1 million, unfunded commitments under business lines of credit of $10.9 million and unfunded commitments under home equity lines of credit and standby letters of credit of $19.5 million.  At September 30, 2012 certificates of deposit scheduled to mature in one year or less totaled $504.7 million.  Based on prior experience, management believes that, subject to the Bank's funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets.  However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed.  Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
Capital
Waterstone Financial, Inc. is the mid-tier stock holding company subsidiary of Lamplighter Financial, MHC, formed as part of the reorganization of WaterStone Bank into mutual holding company form.  WaterStone Bank was converted from a mutual to a stock savings bank as part of our reorganization.  At September 30, 2012, 74% of Waterstone Financial, Inc. outstanding shares were held by Lamplighter Financial, HMC and 26% were held by public shareholders.

Shareholders' equity increased by $18.4 million, or 11.1%, to $184.8 million at September 30, 2012 from $166.4 million at December 31, 2011.  The increase in shareholders' equity was primarily due to a $16.8 million increase in retained earnings reflecting net income for the nine months ended September 30, 2012.  In addition to the increase in retained earnings, shareholders' equity was positively impacted by a $1.3 million increase in accumulated other comprehensive income and a $641,000 decrease in unearned ESOP shares.

Also see Notes to Consolidated Financial Statements Note – 8 Regulatory Capital

Contractual Obligations, Commitments and Contingent Liabilities
The following tables present information indicating various contractual obligations and commitments of the Company as of September 30, 2012 and the respective maturity dates.

Contractual Obligations
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Deposits without a stated maturity (4)	$194,635	194,635	-	-	-
Certificates of deposit (4)	758,982	504,672	227,678	26,632	-
Bank lines of credit (4)	57,053	57,053	-	-	-
Federal Home Loan Bank advances (1)	350,000	-	-	245,000	105,000
Repurchase agreements (2)(4)	84,000	-	-	69,000	15,000
Operating leases (3)	3,439	1,730	1,403	306	-
Salary continuation agreements	808	170	340	298	-
	$1,448,917	758,260	229,421	341,236	120,000
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
(4)  Excludes interest.

Off-Balance Sheet Arrangements

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of September 30, 2012.

Off-Balance Sheet Commitments
			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$23,226	23,226	-	-	-
Unused portion of home equity lines of credit (2)	18,390	18,390	-	-	-
Unused portion of construction loans (3)	5,120	5,120	-	-	-
Unused portion of business lines of credit	10,915	10,915	-	-	-
Standby letters of credit	1,136	1,136	-	-	-
Total Other Commitments	$58,787	58,787	-	-	-
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
Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2012 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our fixed-rate mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our fixed-rate assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a negative impact on net interest income and earnings.  This effect is offset by the impact that variable-rate assets have on net interest income as interest rates rise and fall.

Percentage Increase (Decrease) in Estimated Annual Net Interest Income Over 12 Months
300 basis point gradual rise in rates	(3.40)
200 basis point gradual rise in rates	(4.45)
100 basis point gradual rise in rates	(5.19)
Unchanged rate scenario	(5.78)
100 basis point gradual decline in rates (1)	(8.04)
     ____________
(1) Given the current low point in the interest rate cycle, down scenarios in excess of 100 basis points are not meaningful.
WaterStone Bank's Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 20% for various levels of interest rate changes measured over a 12-month period when compared to the flat rate scenario.  In addition, projected changes in the economic value of equity are limited to a maximum decline of 10% to 80% for interest rate movements of 100 to 300 basis points when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  Because our balance sheet is asset sensitive, net interest income is projected to decline as interest rates fall.  At September 30, 2012, a 100 basis point gradual increase in interest rates had the effect of decreasing forecast net interest income by 5.19% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 8.04%.  At September 30, 2012, a 100 basis point gradual increase in interest rates had the effect of decreasing the economic value of equity by 5.85% while a 100 basis point decrease in rates had the effect of increasing the economic value of equity by 0.31%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At September 30, 2012, the Company believes that any liability arising from the resolution of any pending legal proceedings will not be material to its financial condition or results of operations.
Item 1A. Risk Factors
In addition to the "Risk Factors" in Item 1A of the Company's annual report on Form 10-K for the year ended December 31, 2011, we set forth the following additional risk factors.
A Significant Portion of the Company's Liabilities are Time Deposits
If interest rates rise, the Company's cost of funds could significantly increase, adversely affecting our ability to generate a profit.  At September 30, 2012, time deposits totaled $759.0 million, comprising 79.6% of total deposits.  If market rates begin to rise the Company's costs of funds may significantly increase or it may experience significant deposit outflows.  Either of which will adversely affect the Company's ability to operate profitably.
Item 6. Exhibits

    (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: November 2, 2012
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer
Date: November 2, 2012
/s/ Richard C. Larson
Richard C. Larson
Chief Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended September 30, 2012

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