Form 10-K
period 2012-12-31
WATERSTONE FINANCIAL INC
filed 2013-03-15
CIK 1329517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

F O R M 1 0 - K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

Commission file number: 000-51507

WATERSTONE FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Federal	20-3598485
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11200 W Plank Ct, Wauwatosa, Wisconsin	53226
(Address of principal executive offices)	(Zip Code)

(414) 761-1000
Registrant's telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	The NASDAQ Stock Market, LLC
(Title of class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the 1933 Act).

Yes	☐	No	☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the 1934 Act.

Yes	☐	No	☑

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer	*	Accelerated filer	☑	Non-accelerated filer (Do not check if a smaller reporting company)	*	Smaller Reporting Company	*

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).

Yes	☐	No	☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2012, as reported by the NASDAQ Capital Market® was approximately $119.1 million.

As of February 28, 2013, 31,348,556 shares of the Registrant's Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K Into Which
Document	Portions of Document are Incorporated
Proxy Statement for Annual Meeting of	Part III
Shareholders on May 21, 2013

WATERSTONE FINANCIAL, INC.

FORM 10-K ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2012

Part 1

Waterstone Financial, Inc. and its subsidiaries, including WaterStone Bank, SSB, are referred to herein as the "Company," "Waterstone Financial," or "we."

Item 1.   Business

Introduction

Waterstone Financial, Inc. is the mid-tier stock holding company subsidiary of Lamplighter Financial, MHC, formed as part of the reorganization of WaterStone Bank into mutual holding company form.  WaterStone Bank was converted from a mutual to a stock savings bank as part of our reorganization.  At December 31, 2012, 74% of Waterstone Financial, Inc. outstanding shares were held by Lamplighter Financial, MHC and 26% were held by public shareholders.  In this report, we refer to WaterStone Bank, our wholly owned subsidiary, both before and after the reorganization, as "WaterStone Bank" or the "Bank."

The Company and its mutual holding company parent, Lamplighter Financial, MHC (the "MHC"), are federally chartered mutual holding companies.  WaterStone Bank is a Wisconsin chartered savings bank.

The Company maintains a website at www.wsbonline.com.  We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and proxy materials as soon as is reasonably practical after the Company electronically files those materials with, or furnishes them to, the Securities and Exchange Commission.  You may access those reports by following the links under "Investor Relations" at the Company's website.  Information on this website is not and should not be considered a part of this document.

Waterstone Financial, Inc.'s executive offices are located at 11200 West Plank Court, Wauwatosa, Wisconsin 53226, and its telephone number at this address is (414) 761-1000.

Cautionary Factors

This Form 10-K contains or incorporates by reference various forward-looking statements concerning the Company's prospects that are based on the current expectations and beliefs of management.  Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as in oral presentations.  When used in written documents or oral statements, the words "anticipate," "believe," "estimate," "expect," "objective" and similar expressions and verbs in the future tense, are intended to identify forward-looking statements.  The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected.  In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:

•	our ability to maintain regulatory capital levels as imposed by federal and state regulators;
•	adverse changes in real estate markets;
•	adverse changes in the securities markets;
•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	inflation and changes in interest rates that reduce our margins or reduce the fair value of financial instruments;
•	changes in interest rates that reduce loan origination volumes and, ultimately, income from our mortgage banking operations;
•	modification/cessation of governmental programs offered to current and prospective homeowners that reduce loan origination volumes and, ultimately, income from our mortgage banking operations;
•	changes in the level of government support for housing finance;
•	legislative or regulatory changes that adversely affect our business;
•	our ability to enter new markets successfully and to take advantage of growth opportunities;
•	significantly increased competition among depository and other financial institutions;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and
•	changes in consumer spending, borrowing and savings habits.

See also the factors regarding future operations discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" below.

BUSINESS OF WATERSTONE BANK

General

WaterStone Bank is a community bank that has served the banking needs of its customers since 1921.  WaterStone Bank conducts business from its eight banking offices and nine automated teller machines, including stand-alone automated-teller machines, located in Milwaukee, Washington and Waukesha Counties, Wisconsin.
WaterStone Bank's principal business consists of accepting deposits, primarily through its retail banking offices, and investing those funds in loans and securities.  WaterStone Bank offers a variety of deposit accounts with a range of interest rates and terms.  To a lesser extent, WaterStone Bank uses borrowed funds and brokered deposits as additional sources of funds.  WaterStone Bank's principal lending activity is originating one- to four-family and over four-family residential real estate loans for retention in its portfolio.  WaterStone Bank also offers, to a lesser extent, home equity loans and lines of credit, construction and land loans, commercial real estate and commercial business loans, and consumer loans.  WaterStone Bank's investment securities portfolio is comprised principally of mortgage-backed securities, government-sponsored enterprise bonds and municipal obligations.  WaterStone Bank is subject to comprehensive regulation and examination by the Wisconsin Department of Financial Institutions and the Federal Deposit Insurance Corporation.
Waterstone Mortgage Corporation is a wholly-owned subsidiary of WaterStone Bank.  Waterstone Mortgage Corporation originates residential real estate loans for sale into the secondary market.  During the year ended December 31, 2012, Waterstone Mortgage Corporation originated $1.7 billion of loans, and had net income of $11.5 million.  As of December 31, 2012, Waterstone Mortgage Corporation had 16 offices in Wisconsin, 14 offices in Minnesota, 11 offices in Pennsylvania, 10 offices in Florida, four offices in each of Arizona and Indiana, three offices in Ohio, two offices in each of Idaho and Iowa, and one office in each of Illinois and Maryland.
Competition

    We face competition within our market area both in making real estate loans and attracting deposits. The Milwaukee-Waukesha-West Allis metropolitan statistical area has a high concentration of financial institutions, including large commercial banks, community banks and credit unions. The Federal Deposit Insurance Corporation has determined that our market area is a "high-rate" area with regard to deposit pricing as compared to the rest of the United States. As of June 30, 2012, based on the Federal Deposit Insurance Corporation's annual Summary of Deposits Report, we had the sixth largest market share in our metropolitan statistical area representing 1.7% of all deposits.

Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from money market funds, brokerage firms, and mutual funds. Some of our competitors offer products and services that we do not offer, such as trust services, private banking and brokerage and insurance services.
Our primary focus is to build and develop profitable consumer and commercial customer relationships while maintaining our role as a community bank.

Market Area

    Our market area is broadly defined as the Milwaukee, Wisconsin metropolitan market, which is geographically located in the southeast corner of the state.  Our primary market area is Milwaukee and Waukesha counties and the five surrounding counties of Ozaukee, Washington, Jefferson, Walworth and Racine. We have four branch offices in Milwaukee County, three branch offices in Waukesha County and one branch office in Washington County.  At June 30, 2012, 48.2% of deposits in the State of Wisconsin were located in the seven-county metropolitan Milwaukee market.

Our primary market area for deposits includes the communities in which we maintain our banking office locations.  Our primary lending market area is broader than our primary deposit market area and includes all of the primary market area noted above but extends further west to the Madison, Wisconsin market and further north to the Appleton and Green Bay, Wisconsin markets. In addition to our banking offices, as of December 31, 2012, our mortgage banking operation has 16 offices in Wisconsin, 14 offices in Minnesota, 11 offices in Pennsylvania, 10 offices in Florida, four offices in each of Arizona and Indiana, three offices in Ohio, two offices in each of Idaho and Iowa, and one office in each of Illinois and Maryland.

Lending Activities

     The scope of the discussion included under "Lending Activities" is limited to lending operations related to loans originated for investment.  A discussion of the lending activities related to loans originated for sale is included under "Mortgage Banking Activities."

 Historically, our principal lending activity has been originating mortgage loans for the purchase or refinancing of residential real estate. Generally, we retain the loans that we originate which we refer to as loans originated for investment. One- to four-family residential mortgage loans represented $460.8 million, or 40.7%, of our total loan portfolio at December 31, 2012.  Over four-family residential mortgage loans represented $514.4 million, or 45.4%, of our total loan portfolio at December 31, 2012.  We also offer construction and land loans, commercial real estate loans, home equity lines of credit and commercial loans. At December 31, 2012, commercial real estate loans, construction and land loans, home equity loans and commercial business loans totaled $65.5 million, $33.8 million, $36.5 million and $22.5 million, respectively.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the total portfolio at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$460,821	40.65%	$496,736	40.83%	$582,026	44.56%	$679,657	47.86%	$788,152	50.54%
Over four-family	514,363	45.37%	552,240	45.39%	542,602	41.53%	536,731	37.80%	512,746	32.87%
Home equity	36,494	3.22%	38,599	3.17%	46,149	3.53%	57,589	4.06%	59,281	3.80%
Construction and land	33,818	2.98%	39,528	3.25%	53,961	4.13%	61,953	4.36%	111,599	7.15%
Commercial real estate	65,495	5.78%	65,434	5.38%	51,733	3.96%	48,948	3.45%	55,193	3.54%
Commercial loans	22,549	1.99%	24,018	1.97%	29,812	2.28%	34,513	2.43%	32,422	2.08%
Consumer	132	0.01%	109	0.01%	154	0.01%	619	0.04%	365	0.02%

Total loans	1,133,672	100.00%	1,216,664	100.00%	1,306,437	100.00%	1,420,010	100.00%	1,559,758	100.00%

Allowance for loan losses	(31,043)		(32,430)		(29,175)		(28,494)		(25,167)

Loans, net	1,102,629		1,184,234		1,277,262		1,391,516		1,534,591

Loan Portfolio Maturities and Yields.  The following table summarizes the final maturities of our loan portfolio at December 31, 2012.  Maturities are based upon the final contractual payment dates and do not reflect the impact of prepayments and scheduled monthly payments that will occur.

	One- to four-family		Over four-family		Home Equity		Construction and Land
		Weighted		Weighted		Weighted		Weighted
Maturity Date	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
Jan 1, 2013 – Dec 31, 2013	$29,228	5.66%	$45,816	5.84%	$10,857	4.34%	$16,102	5.25%
Jan 1, 2014 – Dec 31, 2014	33,138	5.79%	42,475	5.70%	5,776	4.01%	2,519	4.80%
Jan 1, 2015 – Dec 31, 2015	5,244	5.10%	22,679	5.06%	8,397	4.07%	3,898	4.54%
Jan 1, 2016 – Dec 31, 2016	5,644	4.63%	7,482	5.16%	3,383	5.12%	799	2.86%
Jan 1, 2017 – Dec 31, 2017	3,544	4.99%	31,088	4.00%	2,110	5.48%	179	4.51%
Jan 1, 2018 and thereafter	384,023	5.19%	364,823	5.12%	5,971	4.65%	10,321	4.50%

Total	$460,821	5.26%	$514,363	5.16%	$36,494	4.41%	$33,818	4.85%

	Commercial Real Estate		Commercial Business		Consumer		Total
		Weighted		Weighted		Weighted		Weighted
Maturity Date	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)
Jan 1, 2013 – Dec 31, 2013	$5,481	6.17%	$12,385	6.17%	$94	5.60%	119,963	5.36%
Jan 1, 2014 – Dec 31, 2014	6,556	5.77%	1,514	5.77%	14	6.03%	91,992	5.61%
Jan 1, 2015 – Dec 31, 2015	9,513	5.85%	3,173	5.85%	-	-	52,904	5.02%
Jan 1, 2016 – Dec 31, 2016	10,966	5.74%	1,444	5.74%	-	-	29,718	5.22%
Jan 1, 2017 – Dec 31, 2017	9,268	4.84%	684	4.84%	24	3.00%	46,897	4.33%
Jan 1, 2018 and thereafter	23,711	5.61%	3,349	5.61%	-	-	792,198	5.16%

Total	$65,495	5.62%	$22,549	4.28%	$132	4.25%	$1,133,672	5.18%

The following table sets forth the scheduled repayments of fixed and adjustable rate loans at December 31, 2012 that are contractually due after December 31, 2013.

	Due After December 31, 2013
	Fixed	Adjustable	Total
	(In Thousands)
Mortgage loans
Real estate loans:
One- to four-family	28,504	403,089	431,593
Over four-family	59,235	409,312	468,547
Home equity	5,170	20,467	25,637
Construction and land	2,416	15,300	17,716
Commercial	33,215	26,799	60,014
Commercial	8,415	1,749	10,164
Consumer	38	-	38

Total loans	$136,993	876,716	1,013,709

One- to Four-Family Residential Mortgage Loans.  WaterStone Bank's primary lending activity is originating residential mortgage loans secured by properties located in Milwaukee and surrounding counties.  One- to four-family residential mortgage loans totaled $460.8 million, or 40.7% of total loans at December 31, 2012.  One- to four-family residential mortgage loans originated for investment during the year ended December 31, 2012 totaled $17.1 million, or 17.2% of all loans originated for investment.  Our one- to four-family residential mortgage loans have fixed or adjustable rates.  Our adjustable-rate mortgage loans generally provide for maximum rate adjustments of 100 basis points per adjustment, with a lifetime maximum adjustment of either 300 or 600 basis points, regardless of the initial rate.  Our adjustable-rate mortgage loans typically amortize over terms of up to 30 years.  Currently, one- to four-family adjustable-rate loans that we retain in our portfolio are not necessarily indexed; those that are not indexed are adjustable semi-annually at our discretion with the limits noted above.  We do not and have never offered residential mortgage loans specifically designed for borrowers with sub-prime credit scores, including Alt-A and negative amortization loans.  Further, prior to 2007, we did not offer indexed, adjustable-rate loans other than home equity lines of credit and we have never offered "teaser rate" first mortgage products.
Adjustable rate mortgage loans can decrease the interest rate risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower.  At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans in decreasing the risk associated with changes in interest rates may be limited during periods of rapidly rising interest rates.  Moreover, during periods of rapidly declining interest rates the interest income received from the adjustable rate loans can be significantly reduced, thereby adversely affecting interest income.
All residential mortgage loans that we originate include "due-on-sale" clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise transfers the real property subject to the mortgage and the loan is not repaid.  We also require homeowner's insurance and where circumstances warrant, flood insurance, on properties securing real estate loans.  The average single family first mortgage loan balance was $190,000 and the largest outstanding balance was $3.9 million on December 31, 2012.  The average two- to four-family first mortgage loan balance was $152,000 on December 31, 2012 and the largest outstanding balance on that date was $5.1 million, which is a consolidation loan that is collateralized by 29 properties.

Over Four-family Real Estate Loans.  Over four-family loans totaled $514.4 million, or 45.4% of total loans at December 31, 2012.  Over four-family loans originated during the year ended December 31, 2012 totaled $51.8 million or 52.2% of all loans originated for investment.  These loans are generally secured by properties located in our primary market area.  Our over four-family real estate underwriting policies generally provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property provided the loan complies with our current loans-to-one borrower limit.  Over four-family real estate loans are offered with interest rates that are fixed for periods of up to five years or are variable and either adjust based on a market index or at our discretion.  Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 30-year amortization period.  In reaching a decision on whether to make an over four-family real estate loan, we consider gross revenues and the net operating income of the property, the borrower's expertise and credit history, business cash flow, and the appraised value of the underlying property.  In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants.  We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times.  Generally, over four-family loans made to corporations, partnerships and other business entities require personal guarantees by the principals and by the owners of 20% or more of the borrower.
An over four-family borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide updated financial statements and federal tax returns annually.  These requirements also apply to all guarantors on these loans.  We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average outstanding over four-family mortgage loan balance was $716,000 on December 31, 2012 with the largest outstanding balance at $7.8 million.  At December 31, 2012, our largest exposure to one borrower or to a related group of borrowers was $20.1 million.  The largest loan in the group is a mortgage loan with an outstanding balance at December 31, 2012 of $7.8 million.
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
Home Equity Loans and Lines of Credit. We also offer home equity loans and home equity lines of credit, both of which are secured by owner-occupied and non-owner occupied one- to four-family residences.  At December 31, 2012, outstanding home equity loans and equity lines of credit totaled $36.5 million, or 3.2% of total loans outstanding.  At December 31, 2012, the unadvanced portion of home equity lines of credit totaled $17.6 million.  Home equity loans and lines originated during the year ended December 31, 2012 totaled $3.1 million, or 3.1% of all loans originated for investment.  The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan.  Home equity loans are offered with adjustable rates of interest and with terms up to 10 years.  The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to 90% when combined with the first security lien, if applicable.  Our home equity lines of credit have ten-year terms and adjustable rates of interest, subject to a contractual floor, which are indexed to the prime rate, as reported in The Wall Street Journal.  Interest rates on home equity lines of credit are generally limited to a maximum rate of 18%.  The average outstanding home equity loan balance was $48,000 at December 31, 2012 with the largest outstanding balance at that date of $897,000.
Residential Construction and Land Loans.  We originate construction loans to individuals and contractors for the construction and acquisition of single and multi-family residences.  At December 31, 2012, construction and land loans totaled $33.8 million, or 3.0%, of total loans.  Construction and land loans originated during the year ended December 31, 2012 totaled $2.7 million, or 2.7% of all loans originated for investment.  At December 31, 2012, the unadvanced portion of these construction loans totaled $5.5 million.
Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months although our policy is to consider construction periods as long as 12 months or more.  At the end of the construction phase, the construction loan converts to a longer term mortgage loan.  Construction loans can be made with a maximum loan-to-value ratio of 90%, provided that the borrower obtains private mortgage insurance if the loan balance exceeds 80% of the lesser of the appraised value or sales price of the secured property.  The average outstanding construction loan balance totaled $852,000 on December 31, 2012 with the largest outstanding balance at $2.9 million.  The average outstanding land loan balance was $376,000 on December 31, 2012, and the largest outstanding balance on that date was $5.0 million.
Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser.  We also review and inspect each property before disbursement of funds during the term of the construction loan.  Loan proceeds are disbursed after inspection based on the status of completion.
Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions.  If the estimate of construction cost is inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property.  Additionally, if the estimate of value is inaccurate, we may be confronted with a project, when completed, that is insufficient to ensure full repayment of the loan.

Commercial Real Estate Loans.  Commercial real estate loans totaled $65.5 million at December 31, 2012, or 5.8% of total loans, and are made up of loans secured by office and retail buildings, churches, restaurants, other retail properties and mixed use properties.  Commercial real estate loans originated during the year ended December 31, 2012 totaled $14.6 million, or 14.7% of all loans originated for investment.  These loans are generally secured by property located in our primary market area.  Our commercial real estate underwriting policies provide that such real estate loans may be made in amounts of up to 80% of the appraised value of the property.  Commercial real estate loans are offered with interest rates that are fixed up to five years or are variable and either adjust based on a market index or at our discretion.  Contractual maturities do not exceed 10 years while principal and interest payments are typically based on a 30-year amortization period.   In reaching a decision on whether to make a commercial real estate loan, we consider gross revenues and the net operating income of the property, the borrower's expertise and credit history, business cash flow, and the appraised value of the underlying property.  In addition, we will also consider the terms and conditions of the leases and the credit quality of the tenants.  We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before interest, taxes, depreciation and amortization divided by interest expense and current maturities of long term debt) of at least 1.15 times.  Environmental surveys are required for commercial real estate loans when environmental risks are identified.  Generally, commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals and by the owners of 20% or more of the borrower.
A commercial real estate borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower.  We generally require borrowers with aggregate outstanding balances exceeding $1.0 million to provide annually updated financial statements and federal tax returns.  These requirements also apply to all guarantors on these loans.  We also require borrowers to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The average commercial real estate loan in our portfolio at December 31, 2012 was $516,000, and the largest outstanding balance at that date was $3.6 million.
Commercial Loans.  Commercial loans totaled $22.5 million at December 31, 2012, or 2.0% of total loans, and are made up of loans secured by accounts receivable, inventory, equipment and real estate.  Commercial loans originated during the year ended December 31, 2012 totaled $9.9 million, or 9.9% of all loans originated.  These loans are generally made to borrowers that are located in our primary market area.  Working capital lines of credit are granted for the purpose of carrying inventory and accounts receivable or purchasing equipment.  These lines require that certain working capital ratios must be maintained and are monitored on a monthly or quarterly basis.  Working capital lines of credit are short-term loans of 12 months or less with variable interest rates.  At December 31, 2012, the unadvanced portion of working capital lines of credit totaled $11.0 million.  Outstanding balances fluctuate up to the maximum commitment amount based on fluctuations in the balance of the underlying collateral.  Personal property loans secured by equipment are considered commercial business loans and are generally made for terms of up to 84 months and for up to 80% of the value of the underlying collateral.  Interest rates on equipment loans may be either fixed or variable.  Commercial business loans are generally variable rate loans with initial fixed rate periods of up to five years.  These loans generally amortize over 15 to 25 years.
A commercial business borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates, usually quarterly, payment history reviews and periodic face-to-face meetings with the borrower.  The average outstanding commercial loan at December 31, 2012 was $198,000 and the largest outstanding balance on that date was $4.6 million.

The following table shows loan origination, principal repayment activity, transfers to real estate owned, charge-offs and sales during the years indicated.

	As of or for the Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Total gross loans receivable and held for sale at beginning of year	$1,304,947	1,443,824	1,516,800
Real estate loans originated for investment:
Residential
One- to four-family	17,088	13,651	11,390
Over four-family	51,816	60,367	69,602
Home equity	3,112	4,328	5,528
Construction and land	2,695	3,487	8,355
Commercial real estate	14,572	25,398	5,813
Total real estate loans originated for investment	89,283	107,231	100,688
Consumer loans originated for investment	35	-	76
Commercial loans originated for investment	9,857	9,366	11,204
Total loans originated for investment	99,175	116,597	111,968

Real estate loans purchased for investment:
One- to four-family	12,148	-	-
Home equity	3,338	-	-
Total real estate loans purchased for investment	15,486	-	-

Principal repayments	(165,683)	(200,544)	(169,093)
Transfers to real estate owned	(22,282)	(28,259)	(41,781)
Loan principal charged-off, net of recoveries	(9,687)	(18,821)	(25,151)
Net activity in loans held for investment	(82,991)	(131,027)	(124,057)

Loans originated for sale	1,749,426	1,027,346	1,084,362
Loans sold	(1,704,097)	(1,035,196)	(1,033,281)
Net activity in loans held for sale	45,329	(7,850)	51,081
Total gross loans receivable and held for sale at end of year	$1,267,285	1,304,947	1,443,824

Origination and Servicing of Loans.  All loans originated for investment are underwritten pursuant to internally developed policies and procedures.  While we generally underwrite owner-occupied residential mortgage loans to Freddie Mac and Fannie Mae standards, due to several unique characteristics, our loans originated prior to 2008 do not conform to the secondary market standards.  The unique features of these loans include: interest payments in advance of the month in which they are earned, discretionary rate adjustments that are not tied to an independent index and pre-payment penalties.
Exclusive of our mortgage banking operations, we generally retain in our portfolio a significant majority of the loans that we originate.  At December 31, 2012, WaterStone Bank was servicing $2.9 million in loan participations we originated and subsequently sold to unrelated third parties.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.
Loan Approval Procedures and Authority.  WaterStone Bank's lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by WaterStone Bank's board of directors.  The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan, if applicable.  To assess the borrower's ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of borrowers.
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
The table below sets forth the amounts and categories of our non-accrual loans and real estate owned at the dates indicated.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$46,467	55,609	56,759	45,988	42,182
Over four-family	23,205	13,680	20,587	16,683	35,787
Home equity	1,578	1,334	712	1,159	2,015
Construction and land	2,215	6,946	3,013	6,269	18,271
Commercial real estate	668	514	1,577	2,773	9,325
Commercial	511	135	1,530	2,441	150
Consumer	24	-	-	-	-
Total non-accrual loans	74,668	78,218	84,178	75,313	107,730

Real estate owned
One- to four-family	17,353	27,449	28,142	27,016	16,720
Over four-family	9,890	16,231	14,903	8,824	6,057
Construction and land	7,029	8,796	9,926	10,458	1,094
Commercial real estate	1,702	4,194	4,781	4,631	782
Total real estate owned	35,974	56,670	57,752	50,929	24,653

Total non-performing assets	$110,642	134,888	141,930	126,242	132,383

Total accruing troubled debt restructurings	$16,011	24,589	33,592	42,730	2,409

Total non-accrual loans to total loans, net	6.59%	6.43%	6.44%	5.30%	6.91%
Total non-accrual loans and accruing troubled
debt restructurings to total loans receivable	8.00%	8.45%	9.01%	8.31%	7.06%
Total non-accrual loans to total assets	4.50%	4.57%	4.65%	4.03%	5.71%
Total non-performing assets to total assets	6.66%	7.88%	7.85%	6.76%	7.02%

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

Total non-accrual loans decreased by $3.6 million, or 4.5%, to $74.7 million as of December 31, 2012 compared to $78.2 million as of December 31, 2011.  Notwithstanding the decrease in non-accrual loans during the current year, the ratio of non-accrual loans to total loans increased to 6.59% at December 31, 2012 compared to 6.43% at December 31, 2011 due to total loans decreasing by 6.8%, or $83.0 million, during the year ended December 31, 2012.  A total of $44.6 million in loans were placed on non-accrual status during the year ended December 31, 2012.  Offsetting the addition were $22.3 million in transfers to real estate owned (net of charge-offs), $8.2 million in loans that returned to accrual status, $6.9 million in charge-offs and $6.7 million in principal pay downs.

Our largest non-accrual relationship at December 31, 2012 consisted of five loans with an aggregate principal balance of $11.0 million, all of which are collateralized by over four-family residential real estate.   The loans are part of a troubled debt restructuring, and are performing in accordance with their modified terms.  We have established a specific valuation allowance of $1.2 million for these loans, or 10.7% of the outstanding principal balance of the loans at December 31, 2012.  This relationship includes four of our six largest non-accrual loans as of December 31, 2012.  Our two remaining largest non-accrual loans as of December 31, 2012 were also collateralized by over four-family residential real estate located in southeastern Wisconsin.  These two loans had a combined principal balance of $6.8 million at December 31, 2012 and combined specific valuation allowances of $534,000.  Together, the loan relationship and the other two largest non-accrual loans comprised 23.2% of total non-accrual loans and 74.6% of total non-accrual loans secured by over four-family residential real estate at December 31, 2012.

Of the $74.7 million in total non-accrual loans as of December 31, 2012, $62.4 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $5.8 million in partial charge-offs have been recorded with respect to these loans as of December 31, 2012.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $8.9 million have been recorded as of December 31, 2012.  The remaining $12.3 million of non-accrual loans were reviewed on an aggregate basis and $3.0 million in general valuation allowance was deemed necessary as of December 31, 2012.   The $3.0 million in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

There were no accruing loans past due 90 days or more during the years ended December 31, 2012, 2011 or 2010.

Troubled Debt Restructurings.

The following table summarizes troubled debt restructurings by the Company's internal risk rating:

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Troubled debt restructurings
Substandard	$48,449	47,220	15,769	18,003	2,409
Watch	11,172	8,192	20,703	34,082	-
Total troubled debt restructurings	$59,621	55,412	36,472	52,085	2,409

Troubled debt restructurings increased $4.2 million, or 7.6%, to $59.6 million at December 31, 2012 from $55.4 million at December 31, 2011.  All troubled debt restructurings are considered to be impaired and are risk rated as either substandard or watch and are included in the internal risk rating tables disclosed in Note 3 in the notes to the financial statements.  Specific reserves have been established to the extent that the collateral-based impairment analyses indicate that a collateral shortfall exists or to the extent that a discounted cash flow analysis results in an impairment.

Information with respect to the accrual status of our troubled debt restructurings is provided in the following table.

	As of December 31, 2012
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$9,921	$21,847	$31,768
Over four-family	3,917	20,030	23,947
Home equity	-	986	986
Construction and land	2,173	79	2,252
Commercial real estate	-	668	668

	$16,011	$43,610	$59,621

	As of December 31, 2011
	Accruing	Non-accruing	Total

One- to four-family	$8,293	$26,773	$35,066
Over four-family	14,845	2,453	17,298
Home equity	43	1,024	1,067
Construction and land	1,408	79	1,487
Commercial real estate	-	452	452
Commercial	-	42	42

	$24,589	$30,823	$55,412

Loan Delinquency.

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At December 31,
	2012	2011
	(Dollars in Thousands)

Loans past due less than 90 days	$23,092	36,798
Loans past due 90 days or more	51,358	56,612
Total loans past due	$74,450	93,410

Total loans past due to total loans receivable	6.57%	7.68%

Total loans past due decreased by $19.0 million, or 20.3%, to $74.5 million at December 31, 2012 from $93.4 million at December 31, 2011.  Loans past due less than 90 days decreased by $13.7 million, or 37.3%, during the year ended December 31, 2012 while loans past due 90 days or more decreased by $5.3 million, or 9.3%.

Real Estate Owned.

Total real estate owned decreased by $20.7 million, or 36.5%, to $36.0 million at December 31, 2012, compared to $56.7 million at December 31, 2011.  During the year ended December 31, 2012, $22.3 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write-downs totaling $7.6 million during the year ended December 31, 2012.  During the same period, sales of real estate owned totaled $35.2 million.  New appraisals received on real estate owned and collateral dependent impaired loans are based upon an "as is value" assumption.  During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

We owned 223 properties as of December 31, 2012, compared to 323 properties at December 31, 2011.  Of the $36.0 million in real estate owned properties as of December 31, 2012, $28.9 million consist of one– to four-family, over four-family and commercial real estate properties.  Of all real estate owned, these property types present the greatest opportunity to offset operating expenses through the generation of rental income.  Of the $28.9 million in one- to four-family, over four-family and commercial real estate properties, $13.6 million, or 47.2%, represent properties that are generating rental revenue or are being managed with the intent of attracting a lessee to generate revenue.  Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

Allowance for Loan Losses

We establish valuation allowances on loans that are deemed to be impaired. A loan is considered impaired when, based on current information and events, it is probable that we will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral.
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
Actual results could differ from this estimate, and future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions. In addition, the Federal Deposit Insurance Corporation and the Wisconsin Department of Financial Institutions, as an integral part of their examination process, periodically review WaterStone Bank's allowance for loan losses. Such regulators have the authority to require WaterStone Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their review or examination.

Any loan that is 90 or more days past due is placed on non-accrual and classified as a non-performing asset. A loan is classified as impaired when it is probable that we will be unable to collect all amounts due in accordance with the terms of the loan agreement.  Non-performing assets are then evaluated and accounted for in accordance with generally accepted accounting principles.
The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the Year
	Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)

Balance at beginning of year	$32,430	$29,175	28,494	25,167	12,839
Provision for loan losses	8,300	22,077	25,832	26,687	37,629
Charge-offs:
Mortgage loans
One- to four-family	6,472	11,553	16,906	13,602	8,397
Over four-family	1,108	3,996	3,439	3,304	10,056
Home equity	485	634	619	861	394
Construction and land	1,668	1,745	2,319	3,957	5,088
Commercial real estate	1,182	734	575	910	1,838
Consumer	4	10	13	9	4
Commercial	59	619	1,470	1,000	-
Total charge-offs	10,978	19,291	25,341	23,643	25,777
Recoveries:
Mortgage loans
One- to four-family	667	311	127	181	313
Over four-family	56	40	55	23	31
Home equity	25	7	3	1	1
Construction and land	250	69	2	77	125
Commercial real estate	-	6	1	-	-
Consumer	-	1	1	1	6
Commercial	293	35	1	-	-
Total recoveries	1,291	469	190	283	476

Net charge-offs	9,687	18,822	25,151	23,360	25,301
Allowance at end of year	$31,043	$32,430	29,175	28,494	25,167

Ratios:
Allowance for loan losses to non-
performing loans at end of year	41.58%	41.46%	34.66%	37.83%	23.36%
Allowance for loan losses to net
loans outstanding at end of year	2.74%	2.67%	2.23%	2.01%	1.61%
Net charge-offs to average loans
outstanding	0.76%	1.43%	1.75%	1.54%	1.67%
Current year provision for loan losses
to net charge-offs	85.68%	117.29%	102.71%	114.24%	148.73%
Net charge-offs to beginning of the
year allowance	29.87%	64.51%	88.27%	92.82%	197.06%

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

	At December 31,
	2012			2011			2010
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars in Thousands)
Real Estate:
Residential
One- to four-family	$17,819	40.65%	57.40%	$17,475	39.71%	53.89%	$16,150	43.34%	55.36%
Over four-family	7,734	45.37%	24.90%	8,252	43.95%	25.44%	6,877	40.26%	23.57%
Home equity	2,097	3.22%	6.76%	1,998	4.78%	6.16%	1,196	5.34%	4.10%
Construction and land	1,323	2.98%	4.26%	2,922	3.60%	9.01%	3,252	4.21%	11.14%
Commercial Real Estate	1,259	5.78%	4.06%	941	5.21%	2.90%	671	3.84%	2.30%
Commercial	781	1.99%	2.52%	814	2.74%	2.51%	1,001	3.00%	3.43%
Consumer	30	0.01%	0.10%	28	0.01%	0.09%	28	0.01%	0.10%
Total allowance for loan losses	$31,043	100.00%	100.00%	$32,430	100.00%	100.00%	$29,175	100.00%	100.00%

	At December 31,
	2009			2008
	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance	Allowance for Loan Losses	% of Loans in Category to Total Loans	% of Allowance in Category to Total Allowance
	(Dollars In Thousands)
Real Estate:
Residential
One- to four-family	$17,875	46.31%	62.73%	$14,218	48.70%	56.49%
Over four-family	5,208	36.47%	18.28%	6,844	31.59%	27.20%
Home equity	1,642	5.84%	5.76%	1,027	5.52%	4.08%
Construction and land	2,635	4.74%	9.25%	2,137	8.12%	8.49%
Commercial Real Estate	720	3.33%	2.53%	445	3.40%	1.77%
Commercial	371	3.27%	1.30%	457	2.65%	1.82%
Consumer	43	0.04%	0.15%	39	0.02%	0.15%
Total allowance for loan losses	$28,494	100.00%	100.00%	$25,167	100.00%	100.00%

All impaired loans meeting the criteria established by management are evaluated either  individually, based primarily on the value of the collateral securing each loan and the ability of the borrowers to repay according to the terms of the loans, or based upon an analysis of the present value of the expected future cash flows under the original contract terms as compared to the modified terms in the case of certain troubled debt restructurings.  Specific loss allowances are established as required by this analysis.  At least once each quarter, management evaluates the appropriateness of the balance of the allowance for loan losses based on several factors some of which are not loan specific, but are reflective of the inherent losses in the loan portfolio.  This process includes, but is not limited to, a periodic review of loan collectability in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral and economic conditions in our immediate market area.  All loans for which a specific loss review is not required are segregated by loan type and a loss allowance is established by using loss experience data and management's judgment concerning other matters it considers significant including trends in non-performing loan balances, impaired loan balances, classified asset balances and the current economic environment.  The allowance is allocated to each category of loans based on the results of the above analysis.
The above analysis is both quantitative and subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available.  Although we believe that we have established the allowance at levels appropriate to absorb probable and estimable losses, additions may be necessary if future economic conditions differ substantially from the current environment.
At December 31, 2012, the allowance for loan losses was $31.0 million, compared to $32.4 million at December 31, 2011.  As of December 31, 2012, the allowance for loan losses to total loans receivable was 2.74% and was equal to 41.58% of non-performing loans, compared to 2.67% and 41.46%, respectively, at December 31, 2011.  The $1.4 million decrease in the allowance for loan losses during the year ended December 31, 2012 reflects a stabilization in both the quality of the loan portfolio as well as the overall local real estate market.  The Company has experienced a stabilization or improvement in a number of key loan-related loan quality metrics compared to December 31, 2011, including impaired loans, substandard loans, loans contractually past due and non-accrual loans.  In addition, the decrease in the allowance for loan losses reflects a decrease in the overall balance of loans outstanding.

Net charge-offs totaled $9.7 million, or 0.76% of average loans for the year ended December 31, 2012, compared to $18.8 million, or 1.43% of average loans  for the year ended December 31, 2011.  The decrease in net charge-offs was primarily the result of a decrease in charge-offs related to loans secured by one- to four-family and over four-family residential loans.  Net charge-offs related to loans secured by one- to four-family residential loans totaled decreased $5.4 million, or 48.4%, to $5.8 million for the year ended December 31, 2012, as compared to $11.2 million  for the year ended December 31, 2011.  Net charge-offs related to loans secured by over four-family residential loans totaled decreased $2.9 million, or 73.4%, to $1.1 million for the year ended December 31, 2012, as compared to $4.0 million  for the year ended December 31, 2011.  The decrease in net charge-offs during the year ended December 31, 2012 reflects a stabilization in both the quality of the loan portfolio as well as the overall local real estate market.

The $8.3 million loan loss provision for the year ended December 31, 2012 reflects our determination that the allowance for loan losses should total $31.0 million following the net charge-offs recorded during the period and a review of the our loan portfolio and general economic conditions.

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

Mortgage Banking Activity

In addition to the lending activities previously discussed, we also originate residential mortgage loans for the purpose of sale on the secondary market.  We originated $1.75 billion in mortgage loans held for sale during the year ended December 31, 2012 as compared to $1.03 billion during the year ended December 31, 2011.  Proceeds from sales to third parties during the year ended December 31, 2012 totaled $1.79 billion as compared to $1.07 billion during the year ended December 31, 2011.  This activity generated approximately $87.4 million and $39.8 million in mortgage banking income for the periods ended December 31, 2012 and 2011, respectively.  Driven by an increase in both loan origination volume and sales margin, net income related to this segment increased by $9.9 million to $11.5 million during the year ended December 31, 2012 compared to $1.7 million during the year ended December 31, 2011.  We sell loans on both a servicing-released and a servicing retained basis.  Waterstone Mortgage has contracted with a third party to service the loans for which we retain servicing.

Despite higher market interest rates during 2012, overall loan origination volumes increased significantly compared to 2011, which reflects the continued strong demand for fixed-rate loans due in large part to historically low interest rates on these products.  Loans originated for sale on the secondary market totaled $1.75 billion during the year ended December 31, 2012, which represents a $722.1 million, or 70.3%, increase in originations from the year ended December 31, 2011, which totaled $1.03 million.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  During the year ended December 31, 2012, the growth in loan origination volume resulted in a shift towards lower yielding conventional loans and loans made for the purpose of a refinancing, however, margins increased for all loan types and loan purpose, compared to the year ended December 31, 2011.   Loans originated for the purpose of a residential property purchase, which generally yield a higher margin than loans originated for the purpose of a refinance, comprised 55.4% of total originations during the year ended December 31, 2012, compared to 65.1% during the year ended December 31, 2011.  The mix of loan type changed slightly with conventional loans and governmental loans comprising 67.3% and 32.7% of all loan originations, respectively, during the year ended December 31, 2012.  During the year ended December 31, 2011 conventional loans and governmental loans comprised 61.6% and 38.4% of all loan originations, respectively.

Compensation expense associated with our mortgage banking activities increased $23.8 million, or 88.5%, to $50.7 million for the year ended December 31, 2012 compared to $26.9 million during the year ended December 31, 2011.  The increase resulted from both an increase in commissions earned on the higher margin sales noted above, as well as an increase in administrative compensation expenses that resulted from an increase in origination volumes.  Occupancy expense increased $630,000, or 19.5%, to $3.9 million during the year ended December 31, 2012 as compared to $3.2 million during the year ended December 31, 2011.  The increase resulted from an expansion of the branch network that occurred primarily throughout the year ended December 31, 2011.  The year ended December 31, 2012 now reflects a full year of expense related to those locations.  Other noninterest expense increased $6.6 million, or 84.1%, to $14.5 million during the year ended December 31, 2012 as compared to $7.9 million during the year ended December 31, 2011.  The increase resulted from the significant increase in origination volumes during the year ended December 31, 2012.

Investment Activities

Wauwatosa Investments, Inc. is WaterStone Bank's investment subsidiary headquartered in the State of Nevada.  Wauwatosa Investments, Inc. manages WaterStone Bank's investment portfolio.  Our Treasurer and Treasury Officer are responsible for implementing our investment policy and monitoring the investment activities of Wauwatosa Investments, Inc.  The investment policy is reviewed annually by management and changes to the policy are recommended to and subject to the approval of our board of directors.  Authority to make investments under the approved investment policy guidelines is delegated by the board to designated employees.  While general investment strategies are developed and authorized by management, the execution of specific actions rests with the Treasurer and Treasury Officer who may act jointly or severally.  In addition, the President of Wauwatosa Investments, Inc. has execution authority for securities transactions.  The Treasurer and Treasury Officer are responsible for ensuring that the guidelines and requirements included in the investment policy are followed and that all securities are considered prudent for investment.  The Treasurer, the Treasury Officer and the President of Wauwatosa Investments, Inc. are authorized to execute investment transactions (purchases and sales) without the prior approval of the board and within the scope of the established Investment Policy.
Our investment policy requires that all securities transactions be conducted in a safe and sound manner.  Investment decisions are based upon a thorough analysis of each security instrument to determine its quality, inherent risks, fit within our overall asset/liability management objectives, effect on our risk-based capital measurement and prospects for yield and/or appreciation.
Consistent with our overall business and asset/liability management strategy, which focuses on sustaining adequate levels of core earnings, our investment portfolio is comprised primarily of securities that are classified as available for sale.  During the year ended December 31, 2012, collateralized mortgage obligations with a total book value of $18.0 million were sold at a gain of $282,000 and municipal securities with a total book value of $11.6 million were sold at a gain of $240,000.  During the year ended December 31, 2011, collateralized mortgage obligations with a total book value of $3.2 million were sold at a gain of $53,000.  During the year ended December 31, 2010, municipal securities with a total book value of $14.0 million were sold at a gain of $11,000.  During the same period, collateralized mortgage obligations with a total book value of $6.7 million were sold at a gain of $44,000.

Available for Sale Portfolio
Government Sponsored Enterprise Bonds.  At December 31, 2012, our Government sponsored enterprise bond portfolio totaled $8.0 million, all of which were issued by Federal National Mortgage Associated (Fannie Mae) and were classified as available for sale.  The weighted average yield on these securities was 0.70% and the weighted average remaining average life was 3.9 years at December 31, 2012.  While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and prepayment protection.  The estimated fair value of our government sponsored enterprise bond portfolio at December 31, 2012 was $17,000 more than the amortized cost of $8.0 million.  A total of $6.1 million of government enterprise bonds are pledged as collateral for borrowings at December 31, 2012.
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
At December 31, 2012, mortgage-backed securities totaled $119.1 million.  The mortgage-backed securities portfolio had a weighted average yield of 2.00% and a weighted average remaining life of 3.8 years at December 31, 2012.  The estimated fair value of our mortgage-backed securities portfolio at December 31, 2012 was $2.2 million more than the amortized cost of $116.8 million.  Mortgage-backed securities valued at $66.3 million are pledged as collateral for borrowings at December 31, 2012. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our mortgage-backed securities have a fixed rate of interest.  The relatively short weighted average remaining life of our mortgage-backed security portfolio mitigates our potential risk of loss in a rising interest rate environment.
At December 31, 2012, collateralized mortgage obligations totaled $29.6 million.  At December 31, 2012, the collateralized mortgage obligations portfolio consisted entirely of securities backed by government sponsored enterprises or U.S. Government agencies.
The collateralized mortgage obligations portfolio had a weighted average yield of 2.26% and a weighted average remaining life of 2.0 years at December 31, 2012.  The estimated fair value of our collateralized mortgage obligations portfolio at December 31, 2012 was $372,000 more than the amortized cost of $29.2 million.  Collateralized mortgage obligations valued at $29.6 million are pledged as collateral for borrowings at December 31, 2012. Investments in collateralized mortgage obligations involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected in a rising interest rate environment, particularly since all of our collateralized mortgage obligations have a fixed rate of interest.  The relatively short weighted average remaining life of our collateralized mortgage obligation portfolio mitigates our potential risk of loss in a rising interest rate environment.
At December 31, 2012, we held no private-label collateralized mortgage obligations.  During the year ended December 31, 2012, we held two private-label collateralized mortgage obligation securities that were other-than-temporarily impaired.  Estimates of discounted cash flows based on expected yield at time of original purchase, prepayment assumptions based on actual and anticipated prepayment speed, actual and anticipated default rates and estimated level of severity given the loan to value ratios, credit scores, geographic locations, vintage and levels of subordination related to the security and its underlying collateral resulted in a projected credit loss on the collateralized mortgage obligations.  During the year ended December 31, 2012, our analysis resulted in an additional $113,000 in credit losses that were charged to earnings with respect to one of these two collateralized mortgage obligations.  During the year ended December 31, 2012, the two aforementioned private-label collateralized mortgage obligations were sold at a combined gain of $282,000.  At the time of sale, these securities had a combined amortized cost of $18.0 million.  Life-to-date other than temporary impairment losses recognized totaled $2.2 million.

Municipal Obligations.  These securities consist of obligations issued by school districts, counties and municipalities or their agencies and include general obligation bonds, industrial development revenue bonds and other revenue bonds.  Our Investment Policy requires that such municipal obligations be rated A+ or better by a nationally recognized rating agency at the date of purchase.  A security that is downgraded below investment grade will require additional analysis of creditworthiness and a determination will be made to hold or dispose of the investment.  At December 31, 2012, our municipal obligations portfolio totaled $37.4 million, all of which was classified as available for sale.  The weighted average yield on this portfolio was 4.44% at December 31, 2012, with a weighted average remaining life of 9.5 years.  The estimated market value of our municipal obligations bond portfolio at December 31, 2012 was $1.9 million more than the amortized cost of $35.5 million.  During the year ended December 31, 2012, the Company identified two municipal securities that were deemed to be other-than-temporarily impaired.  Both securities were issued by a tax incremental district in a municipality located in Wisconsin.  The Company's analysis of these securities resulted in $100,000 in credit losses that were charged to earnings with respect to these two municipal securities.  As of December 31, 2012, these securities had a combined amortized cost of $215,000 and a combined estimated fair value of $237,000.
 Other Debt Securities.  As of December 31, 2012, we held a trust preferred security with a fair value of $5.1 million and amortized cost of $5.0 million.  This security, which yields 10.0% is callable beginning in the second quarter of 2013 with final maturity in 2068.
Certificates of Deposit.  At December 31, 2012, we held certificates of deposit with a fair value and amortized cost of $5.9 million.  The weighted average yield on these securities was 0.97% and the weighted average remaining average life was 1.6 years at December 31, 2012.  While these certificates generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes and prepayment protection.
Held to Maturity Portfolio
As of December 31, 2012, we did not hold any securities that were designated as held to maturity.  During the year ended December 31, 2012, the one security held by us that had been designated as held to maturity was called by the issuer.  This security had an amortized cost of $2.6 million at the time that it was called.  The amortized cost of that security at December 31, 2011 and 2010 was $2.6 million and its fair value was $2.5 million.

Investment Securities Portfolio.
  The following table sets forth the carrying values of our available for sale securities portfolio at the dates indicated.

	At December 31,
	2012		2011		2010
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In Thousands)

Securities available for sale:

Mortgage-backed securities	$116,813	119,056	33,561	35,417	42,607	44,330
Collateralized mortgage obligations
Government sponsored enterprise issued	29,207	29,579	32,650	33,196	38,262	39,277
Private label issued	-	-	19,475	18,451	26,199	25,447
Government sponsored enterprise bonds	8,000	8,017	71,210	71,349	57,327	57,698
Municipal obligations	35,493	37,371	37,644	39,068	31,804	31,120
Other debt securities	5,000	5,070	5,000	5,118	5,000	5,294
Certificates of deposit	5,880	5,924	3,920	3,920	-	-
Total securities available for sale	$200,393	205,017	203,460	206,519	201,199	203,166

The following table sets forth the amortized cost and estimated fair value of securities, by issuer, as of December 31, 2012, that exceeded 10% of our stockholders' equity as of that date.

	At December 31, 2012
	Amortized Cost	Fair Value
	(In Thousands)

Fannie Mae	$103,448	$105,120
Freddie Mac	46,416	47,240

Portfolio Maturities and Yields.  The composition and maturities of the securities portfolio at December 31, 2012 are summarized in the following table.  Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.  Municipal obligation yields have not been adjusted to a tax-equivalent basis.  Certain mortgage related securities have interest rates that are adjustable and will reprice annually within the various maturity ranges.  These repricing schedules are not reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in Thousands)

Securities available for sale:
Mortgage-backed securities	-	-	106,347	2.04%	10,172	1.33%	2,537	3.31%	119,056	2.00%
Collateralized mortgage obligations
Government sponsored enterprise issued	$1,852	4.42%	27,727	2.11%	-	-	-	-	29,579	2.26%
Government sponsored enterprise bonds	-	-	8,017	0.70%	-	-	-	-	8,017	0.70%
Municipal obligations	967	1.73%	11,400	4.61%	10,288	2.88%	14,716	5.65%	37,371	4.44%
Other debt securities	-	-	-	-	-	-	5,070	10.00%	5,070	10.00%
Certificates of deposit	1,964	0.69%	3,960	1.11%	-	-	-	-	5,924	0.97%
Total securities available for sale	$4,783	2.34%	157,451	2.13%	20,460	2.11%	22,323	6.39%	205,017	2.59%

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
Deposits.  A majority of our depositors are persons who work or reside in Milwaukee and Waukesha Counties and, to a lesser extent, other southeastern Wisconsin communities.  We offer a selection of deposit instruments, including checking, savings, money market deposit accounts, and fixed-term certificates of deposit.  Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.  Certificates of deposit comprised 78.4% of total deposits at December 31, 2012, and had a weighted average cost of 0.83% on that date.  Our reliance on certificates of deposit has resulted in a higher cost of funds than would otherwise be the case if demand deposits, savings and money market accounts made up a larger part of our deposit base.  Development of our branch network and expansion of our commercial products and services are expected to result in decreased reliance on higher cost certificates of deposit in the long-term by aggressively seeking lower cost savings, checking and money market accounts.
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
The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition.  The variety of deposit accounts that we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on historical experience, management believes our deposits are relatively stable.  The ability to attract and maintain money market accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.  At December 31, 2012 and December 31, 2011, $736.9 million and $878.7 million, or 78.4% and 83.6%, respectively, of our deposit accounts were certificates of deposit, of which $454.6 million and $787.9 million, respectively, had maturities of one year or less.  The percentage of our deposit accounts that are certificates of deposit is greater than most of our competitors.
Total deposits decreased by $111.8 million, or 10.6%, from December 31, 2011 to December 31, 2012.  This net decrease was the result of a $141.8 million, or 16.1%, decrease in certificates of deposit, which was partially offset by a $15.7 million, or 22.9%, increase in demand deposits and a $14.4 million, or 13.8%, increase in money market and savings accounts.  Deposits obtained from brokers totaled $100,000 and $399,000 million at December 31, 2012 and 2011, respectively.  Brokered deposits have historically been utilized when the relative cost compares favorably to the cost of retail deposits we generate directly.  Brokered deposits have also been historically utilized in order to obtain significant additional deposit funding over a period of weeks rather than months.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	At December 31,
	2012			2011			2010
			Weighted			Weighted			Weighted
			Average			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in Thousands)

Deposit type:
Demand deposits	$39,767	4.23%	0.00%	$28,812	2.74%	0.00%	$30,030	2.62%	0.00%
NOW accounts	44,373	4.72%	0.03%	39,645	3.77%	0.08%	37,705	3.29%	0.08%
Regular savings	54,837	5.84%	0.10%	45,511	4.33%	0.20%	44,540	3.89%	0.22%
Money market and
savings deposits	63,616	6.77%	0.15%	58,591	5.57%	0.41%	58,863	5.14%	0.48%

Total transaction accounts	202,593	21.56%	0.08%	172,559	16.41%	0.21%	171,138	14.94%	0.24%

Certificates of deposit	736,920	78.44%	0.83%	878,733	83.59%	1.53%	974,391	85.06%	1.74%

Total deposits	$939,513	100.00%	0.67%	$1,051,292	100.00%	1.31%	$1,145,529	100.00%	1.51%

At December 31, 2012, the aggregate balance of certificates of deposit of $100,000 or more was approximately $193.6 million.  The following table sets forth the maturity of those certificates at December 31, 2012.

(In Thousands)
Due in:
Three months or less	$23,176
Over three months through six months	47,879
Over six months through 12 months	46,500
Over 12 months	76,001

Total	$193,556

The following table sets forth all of our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2012	2011	2010
	(In thousands)

Interest Rate:
Less than 1%	$562,186	177,225	56,294
1.00% to 1.99%	162,541	588,989	771,822
2.00% to 2.99%	10,681	92,330	111,511
3.00% to 3.99%	1,512	4,929	8,840
4.00% to 4.99%	—	14,757	25,060
5.00% to 5.99%	—	503	864
Total	$736,920	878,733	974,391

The following table sets forth the amount and maturities of all our certificates of deposit by interest rate at December 31, 2012.

	At December 31, 2012
	Period to Maturity
	One Year or Less	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)

Interest Rate:
Less than 1%	$380,672	179,832	1,681	1	562,186	76.3%
1.00% to 1.99%	71,166	54,522	6,317	30,536	162,541	22.1
2.00% to 2.99%	1,213	2,460	7,008	—	10,681	1.4
3.00% to 3.99%	1,510	2	—	—	1,512	0.2
4.00% to 4.99%	—	—	—	—	—	—
5.00% to 5.99%	—	—	—	—	—	—
Total	$454,561	236,816	15,006	30,537	736,920	100.0%

Borrowings.  Our borrowings at December 31, 2012 consist of $350.0 million in advances from the Federal Home Loan Bank of Chicago, $84.0 million in repurchase agreements collateralized by investment securities and $45.9 million in short-term repurchase agreements used to finance loans held for sale.  The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the periods indicated.

	At or For the Year Ended
	December 31,
	2012	2011	2010
Borrowings:	(Dollars in Thousands)

Balance outstanding at end of period	$479,888	$461,138	$456,959
Weighted average interest rate at the end of period	3.82%	3.93%	3.94%
Maximum amount of borrowings outstanding at any
month end during the period	491,053	465,290	506,902
Average balance outstanding during the period	475,114	446,401	481,808
Weighted average interest rate during the period	3.87%	3.93%	4.03%

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

Wauwatosa Investments, Inc.  Established in 1998, Wauwatosa Investments, Inc. operates in Nevada as WaterStone Bank's investment subsidiary.  This wholly-owned subsidiary owns and manages the majority of the consolidated investment portfolio.  It has its own board of directors currently comprised of its President, the WaterStone Bank Chief Financial Officer, Treasury Officer and the Chairman of the Company's board of directors.

Waterstone Mortgage Corporation.  Acquired in February 2006, Waterstone Mortgage Corporation is a mortgage banking business with offices in Wisconsin, Pennsylvania, Minnesota, Florida, Ohio, Arizona, Idaho, Indiana, Iowa, Illinois and Maryland.  Waterstone Mortgage Corporation was the largest mortgage broker in the Milwaukee area based on 2012 dollar volume of retail first and second mortgages originated.  It has its own board of directors currently comprised of its President, its CFO, the WaterStone Bank CEO, CFO and General Counsel.

Main Street Real Estate Holdings, LLC.  Established in 2002, Main Street Real Estate Holdings, LLC was established to acquire and hold Bank office and retail facilities both owned and leased.  Main Street Real Estate Holdings, LLC is currently inactive, but we have filed an application with the WDFI to permit Main Street Real Estate Holdings, LLC to conduct real estate broker activities limited to real estate owned, bank-owned branch office facilities and real estate securing loans.

Personnel

As of December 31, 2012, we had 726 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good working relations with our employees.
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
Regulation of WaterStone Bank
WaterStone Bank is a stock savings bank organized under the laws of the State of Wisconsin.  The lending, investment, and other business operations of WaterStone Bank are governed by Wisconsin law and regulations, as well as applicable federal law and regulations, and WaterStone Bank is prohibited from engaging in any operations not authorized by such laws and regulations.  WaterStone Bank is subject to extensive regulation by the Wisconsin Department of Financial Institutions, Division of Banking ("WDFI") and by the Federal Deposit Insurance Corporation ("FDIC"), as its deposit insurer and primary federal regulator.  WaterStone Bank's deposit accounts are insured up to applicable limits by the FDIC under its Deposit Insurance Fund ("DIF").  A summary of the primary laws and regulations that govern the operations of WaterStone Bank are set forth below.

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
Loans and Investments
Wisconsin Law and Regulations.  Under Wisconsin law and regulation, WaterStone Bank is authorized to make, invest in, sell, purchase, participate or otherwise deal in mortgage loans or interests in mortgage loans without geographic restriction, including loans made on the security of residential and commercial property.  Wisconsin savings banks also may lend funds on a secured or unsecured basis for business, commercial or agricultural purposes, provided the total of all such loans does not exceed 20% of WaterStone Bank's total assets, unless the WDFI authorizes a greater amount. Loans are subject to certain other limitations, including percentage restrictions based on WaterStone Bank's total assets.
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
Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of WaterStone Bank's capital plus an additional 10% for loans fully secured by readily marketable collateral.  In addition, and notwithstanding the 15% of capital and additional 10% of capital limitations set forth above, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of WaterStone Bank's capital, subject to certain conditions. At December 31, 2012, WaterStone Bank did not have any loans which exceeded the "loans-to-one borrower" limitations.
Finally, under Wisconsin law, WaterStone Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A Wisconsin savings bank that fails to meet this qualified thrift lender test becomes subject to certain operating restrictions otherwise applicable only to commercial banks. At December 31, 2012, WaterStone Bank maintained 99.7% of its assets in qualified thrift investments and therefore met the qualified thrift lender requirement.
Federal Law and Regulation.   FDIC regulations also govern the equity investments of WaterStone Bank, and, notwithstanding Wisconsin law and regulations, FDIC regulations prohibit WaterStone Bank from making certain equity investments and generally limit WaterStone Bank's equity investments to those that are permissible for national banks and their subsidiaries.   Under FDIC regulations, WaterStone Bank must obtain prior FDIC approval before directly, or indirectly through a majority-owned subsidiary, engaging "as principal" in any activity that is not permissible for a national bank unless certain exceptions apply.  The activity regulations provide that state banks that meet applicable minimum capital requirements would be permitted to engage in certain activities that are not permissible for national banks, including certain real estate and securities activities conducted through subsidiaries. The FDIC will not approve an activity that it determines presents a significant risk to the FDIC insurance fund.  The activities of WaterStone Bank and its subsidiaries are permissible under applicable federal regulations.
Loans to, and other transactions with, affiliates of WaterStone Bank, such as Waterstone Financial and Lamplighter Financial, MHC, are restricted by the Federal Reserve Act and regulations issued by the FRB thereunder. See "Transactions with Affiliates and Insiders" below.

Lending Standards
Wisconsin Law and Regulation.  Wisconsin law and regulations issued by the WDFI impose on Wisconsin savings banks certain fairness in lending requirements and prohibit savings banks from discriminating against a loan applicant based upon the applicant's physical condition, developmental disability, sex, marital status, race, color, creed, national origin, religion or ancestry.
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
Deposits
Wisconsin Law and Regulation.  Under Wisconsin law, WaterStone Bank is permitted to establish deposit accounts and accept deposits.  WaterStone Bank's board of directors, or its designee, determines the rate and amount of interest to be paid on or credited to deposit accounts subject to FDIC limitations.
Deposit Insurance
Wisconsin Law and Regulation.  Under Wisconsin law, WaterStone Bank is required to obtain and maintain insurance on its deposits from a deposit insurance corporation.  The deposits of WaterStone Bank are insured up to the applicable limits by the FDIC.
Federal Law and Regulation.  WaterStone Bank is a member of the DIF, which is administered by the FDIC.  The Bank's deposit accounts are insured by the FDIC, generally up to a maximum of $250,000.

The Federal Deposit Insurance Corporation imposes an assessment against all depository institutions. An institution's assessment rate depends upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with less risky institutions paying lower rates.  Assessment rates (inclusive of possible adjustments) currently range from 2 ½ to 45 basis points of each institution's total assets less tangible capital.  The Federal Deposit Insurance Corporation may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.  The Federal Deposit Insurance Corporation's current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution's aggregate deposits.

On November 12, 2009, the FDIC issued a rule requiring all depository institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  Under the rule, this prepayment was due on December 31, 2009.  The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution's total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional 3 basis points.  In addition, each institution's base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  WaterStone Bank received a waiver from the FDIC relative to the 2010, 2011 and 2012 prepayment.

The Federal Deposit Insurance Corporation has the authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of WaterStone Bank.  We cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2012, the annualized FICO assessment was equal to 0.66 basis points of total assets less tangible capital.

Regulatory Development
On November 25, 2009, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, WaterStone Bank agreed to the issuance of a Consent Order jointly issued by the Federal Deposit Insurance Corporation and the WDFI, WaterStone Bank's primary banking regulators. At the same time, pursuant to a Stipulation and Consent to Issuance of Order to Cease and Desist, Waterstone Financial, Inc. agreed to the issuance of an Order to Cease and Desist by the Office of Thrift Supervision, Waterstone Financial, Inc's holding company regulator at the time. Collectively, the Stipulation and Consent to the Issuance of a Consent Order which became effective on December 18, 2009 and the Stipulation and Consent to Issuance of Order to Cease and Desist which became effective on December 1, 2009; are referred to as the "Orders".

The Order issued by the Federal Deposit Insurance Corporation and the WDFI required, among other things, that WaterStone Bank (i) maintain minimum Tier 1 capital of 8.5% of total average assets and minimum total risk-based capital of 12.0% of risk-weighted assets; (ii) perform a study with respect to the management of WaterStone Bank; and (iii) manage its bad loans and real estate acquired in foreclosure. The Order issued by the Federal Deposit Insurance Corporation and the WDFI prohibited the payment of cash dividends to Waterstone Financial, Inc. without prior regulatory consent.

The Order issued by the Office of Thrift Supervision requires, among other things, that Waterstone Financial, Inc. adopt a two year capital plan that included plans for WaterStone Bank to maintain minimum Tier 1 capital of 8.5% of total average assets and minimum total risk-based capital of 12.0% of risk-weighted assets.  The Order issued by the Office of Thrift Supervision also prohibited the payment of cash dividends or repurchases of common stock, and restricted the ability of Waterstone Financial, Inc. to incur debt, in each case without prior regulatory non-objection.

Effective December 11, 2012, the WDFI and the Federal Deposit Insurance Corporation terminated the Order issued to WaterStone Bank.  The terminated Order was replaced with a memorandum of understanding that requires, among other things, maintenance of a minimum Tier I capital of 8.0% and a minimum total risk based capital ratio of 12.0%, and also prohibits dividend payments without prior regulatory non-objection.  The memorandum of understanding also requires WDFI and Federal Deposit Insurance Corporation non-objection prior to WaterStone Bank materially changing or deviating from its strategic plan, such as material changes to funding strategies or asset mix.  Waterstone Financial, Inc. remains subject to its Order issued by the Office of Thrift Supervision, through enforcement by the Federal Reserve Board, as the successor holding company regulator to the Office of Thrift Supervision.

Failure to comply with the memorandum of understanding or the holding company Order could result in additional enforcement actions by the Federal Deposit Insurance Corporation, the WDFI and the Federal Reserve Board.  We have incurred significant expense in complying with the Orders, and continued compliance with the memorandum of understanding and the Order may restrict our operations or result in continued expense, either of which could have adverse effects on our operations and financial condition.

Capitalization
Wisconsin Law and Regulation.  Wisconsin savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank.   If a Wisconsin savings bank's capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends. At December 31, 2012 and 2011, WaterStone Bank's capital to assets ratio, as calculated under Wisconsin law, was 11.15% and 9.31%, respectively.
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
The FDIC regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to four risk-weighted categories generally ranging from 0% to 200%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the Federal Deposit Insurance Corporation's risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight, loans secured by one-to-four family residential properties generally have a 50% risk weight, and commercial loans have a risk weighting of 100%.

State non-member banks, such as WaterStone Bank, must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier I capital. Total capital consists of Tier I capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution's Tier I capital.  Savings banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.

The FDIC, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy. The Federal Deposit Insurance Corporation also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is, or is likely to become, inadequate in light of the particular circumstances.

On June 6, 2012, the FDIC and the other federal bank regulatory agencies issued a series of proposed rules that would revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.  Among other things, the proposed rules would establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 capital to risk-based assets requirement (6% of risk-weighted assets) and assign higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The proposed rules would also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements.  The proposed rules would limit a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  The proposed rules indicated that the final rules would become effective on January 1, 2013, and the changes set forth in the final rules would be phased in from January 1, 2013 through January 1, 2019.  However, the agencies subsequently indicated that, due to the volume of public comments received, implementation of the final rule has been delayed past January 1, 2013.

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
Prompt Corrective Regulatory Action

Federal bank regulatory authorities are required to take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the regulations, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leveraged capital ratio of 4.0% or more (3.0% under certain circumstance) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

The Federal Deposit Insurance Corporation may order savings banks which have insufficient capital to take corrective actions. For example, a savings bank which is categorized as "undercapitalized" would be subject to growth limitations and would be required to submit a capital restoration plan, and a holding company that controls such a savings bank would be required to guarantee that the savings bank complies with the restoration plan. A "significantly undercapitalized" savings bank would be subject to additional restrictions. Savings banks deemed by the Federal Deposit Insurance Corporation to be "critically undercapitalized" would be subject to the appointment of a receiver or conservator.

The recently proposed rules that would increase regulatory capital requirements would adjust the prompt corrective action categories accordingly.

At December 31, 2012, WaterStone Bank was considered well-capitalized with a Tier 1 leverage ratio of 11.13%, a Tier 1 risk-based ratio of 16.07% and a total risk based capital ratio of 17.34%.

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

The Federal Deposit Insurance Corporation has the authority to prohibit WaterStone Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of WaterStone Bank. Institutions may not pay dividends if they would be "undercapitalized" following payment of the dividend within the meaning of the prompt corrective action regulations. In addition, since WaterStone Bank is a subsidiary of a savings and loan holding company, WaterStone Bank must file a notice with the Federal Reserve Board at least 30 days before the board declares a dividend or approves a capital distribution.

A memorandum of understanding we have entered into with the Federal Deposit Insurance Corporation and the WDFI prohibits WaterStone Bank from making dividend payments without prior written regulatory approval.

      Liquidity and Reserves

Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments.  The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the saving bank's average daily balance of net withdrawable accounts plus short-term borrowings (the "Required Liquidity Ratio").  At December 31, 2012, WaterStone Bank's Required Liquidity Ratio was 8.0%, and WaterStone Bank was in compliance with this requirement.  In addition, 50% of the liquid assets maintained by Wisconsin savings banks must consist of "primary liquid assets," which are defined to include securities issued by the United States government and United States government agencies.  At December 31, 2012, WaterStone Bank was in compliance with this requirement.
Federal Law and Regulation.   Under federal law and regulations, WaterStone Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the Federal Reserve Board, imposes reserve requirements on all depository institutions, including WaterStone Bank, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 2013, a depository institution is required to maintain average daily reserves equal to 3% on the first $79.5 million of transaction accounts and an initial reserve of $1.4 million, plus 10% of that portion of total transaction accounts in excess of $79.5 million. The first $12.4 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempt from the reserve requirements. These percentages and threshold limits are subject to adjustment by the Federal Reserve Board. Savings institutions have authority to borrow from the Federal Reserve's "discount window," but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve. As of December 31, 2012, WaterStone Bank met its Regulation D reserve requirements.

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
An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution or a "financial subsidiary" under federal law is not treated as an affiliate of the bank for the purposes of Sections 23A and 23B; however, the FDIC has the discretion to treat subsidiaries of a bank as affiliates on a case-by-case basis. Sections 23A and 23B limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus.   The statutory sections also require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions.   Further, most loans and other extensions of credit by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100% to 130% of the loan amounts.   In addition, any covered transaction by an association with an affiliate and any purchase of assets or services by an association from an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those that would be provided to a non-affiliate.
A savings bank's loans to its executive officers, directors, any owner of more than 10% of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider's related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB's Regulation O thereunder.  Under these restrictions, the aggregate amount of the loans to any insider and the insider's related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to WaterStone Bank's loans. All loans by a savings bank to all insiders and insiders' related interests in the aggregate may not exceed the bank's unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer's children and certain loans secured by the officer's residence, may not exceed the greater of $25,000 or 2.5% of the savings bank's unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the savings bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider's related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the savings bank's unimpaired capital and surplus.  Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectibility.
An exception to this requirement is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the savings bank and that does not give any preference to insiders of the bank over other employees of the bank.  Consistent with these requirements, the Bank offered employees special terms for home mortgage loans on their principal residences.  Effective April 1, 2006, this program was discontinued for new loan originations.  Under the terms of the discontinued program, the employee interest rate is based on the Bank's cost of funds on December 31st of the immediately preceding year and is adjusted annually.  At December 31, 2012, the rate of interest on an employee rate mortgage loan was 2.06%, compared to the weighted average rate of 5.07% on all single family mortgage loans.  This rate decreased to 1.68% effective March 1, 2013.  Employee rate mortgage loans totaled $3.3 million, or 0.3%, of our residential mortgage loan portfolio on December 31, 2012.
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

Examinations and Assessments
WaterStone Bank is required to file periodic reports with and is subject to periodic examinations by the WDFI and FDIC.   Federal regulations require annual on-site examinations for all depository institutions except certain well-capitalized and highly rated institutions with assets of less than $500 million which are examined every 18 months.  WaterStone Bank is required to pay examination fees and annual assessments to fund its supervision.  WaterStone Bank paid an aggregate of $88,000 in assessments for the calendar year ended December 31, 2012.
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
Community Reinvestment Act

Under the Community Reinvestment Act ("CRA"), WaterStone Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the Federal Deposit Insurance Corporation in connection with its examination of WaterStone Bank, to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by WaterStone Bank. For example, the regulations specify that a bank's CRA performance will be considered in its expansion (e.g., branching) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent regulatory examination, WaterStone Bank was rated "satisfactory" with respect to its CRA compliance.

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

      WaterStone Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in the FHLB of Chicago in specified amounts. WaterStone Bank is in compliance with this requirement with an investment in FHLB of Chicago stock of $20.2 million at December 31, 2012.

    Among other benefits, the FHLBs provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the board of directors of the FHLB of Chicago. At December 31, 2012, WaterStone Bank had $350.0 million in advances from the FHLB of Chicago.
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
Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") is making extensive changes in the regulation of insured depository institution.  Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated as of July 21, 2011.  Responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks.  At the same time, responsibility for the regulation and supervision of savings and loan holding companies, such as Lamplighter Financial and Waterstone Financial, was transferred to the Federal Reserve Board, which also supervises bank holding companies.

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
Federal Law and Regulation. Lamplighter Financial and Waterstone Financial are savings and loan holding companies within the meaning of the Home Owners' Loan Act.  They are registered with and regulated by the Federal Reserve Board.  The Federal Reserve Board succeeded the Office of Thrift Supervision as federal regulator of savings and loan holding companies in July 2011.  Pursuant to applicable laws, regulations, and policies, a mutual holding company, such as Lamplighter Financial, MHC and a federally chartered mid-tier holding company, such as Waterstone Financial may engage in the following activities: (i) investing in the stock of a savings bank, (ii) acquiring a mutual savings bank through the merger of such savings bank into a savings bank subsidiary of such holding company or an interim savings bank subsidiary of such holding company, (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings bank, (iv) investing in a corporation, the capital stock of which is available for purchase by a savings bank under federal law or under the law of any state where the subsidiary savings bank or savings banks share their home offices, (v) furnishing or performing management services for a savings bank subsidiary of such company, (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company, (vii) holding or managing properties used or occupied by a savings bank subsidiary of such company, (viii) acting as trustee under deeds of trust, (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987, (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting, and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Federal Reserve Board.  If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

The Home Owners' Loan Act prohibits a savings and loan holding company, including Waterstone Financial and Lamplighter Financial, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners' Loan Act; or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider factors such as the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

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

Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements.  However, the Dodd-Frank Act requires the Federal Reserve Board to set for all depository institution holding companies minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries.  The components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions, which would exclude instruments such as trust preferred securities and cumulative preferred stock.  Instruments issued before May 19, 2010 are grandfathered for companies with consolidated assets of $15 billion or less.  Holding companies that were not regulated by the Federal Reserve Board as of May 19, 2010 receive a five year phase-in from the July 21, 2010 date of enactment of the Dodd-Frank Act.  The proposed capital rules discussed above would implement the consolidated capital requirements for savings and loan holding companies. However, the proposed rules did not incorporate the grandfather included in the Dodd-Frank Act for instruments issued before May 19, 2010, or the five-year transition period, and it is uncertain whether any final rule will do so.

The Dodd-Frank Act extended the "source of strength" doctrine to savings and loan holding companies.  The regulatory agencies must promulgate regulations implementing the "source of strength" policy that requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies.  In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization's capital needs, asset quality and overall financial condition.  Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company's net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company's overall rate of earnings retention is inconsistent with the company's capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

Waivers of Dividends by Lamplighter Financial, MHC

The Dodd-Frank Act requires federally-chartered mutual holding companies to give the Federal Reserve Board notice before waiving the receipt of dividends, and provides that in the case of "grandfathered" mutual holding companies, the Federal Reserve Board "may not object" to a dividend waiver if the board of directors of the mutual holding company waiving dividends determines that the waiver: (i) would not be detrimental to the safe and sound operation of the subsidiary savings bank; and (ii) is consistent with the board's fiduciary duties to members of the mutual holding company.  To qualify as a grandfathered mutual holding company, a mutual holding company must have been formed, issued stock and waived dividends prior to December 1, 2009.  In September 2011, however, the Federal Reserve Board issued an interim final rule that also requires, as a condition to waiving dividends, that each mutual holding company obtain the approval of a majority of the eligible votes of its members within 12 months prior to the declaration of the dividend being waived.  Lamplighter Financial, MHC does not qualify as a grandfathered mutual holding company.  Non-grandfathered mutual holding companies are subject to additional requirements under the interim final rule, such as having directors of the mutual holding company who own stock in the subsidiary holding company to abstain from voting on the dividend waiver or waive the receipt of dividends themselves.  These additional restrictions would effectively prevent Lamplighter Financial, MHC from waiving any dividends declared by Waterstone Financial, Inc..  As a result, it is not expected that Lamplighter Financial, MHC will waive any dividends declared by Waterstone Financial, Inc. in the future unless the Federal Reserve Board eliminates certain restrictions and requirements contained in the interim rule.  Moreover, as previously noted, an existing regulatory memorandum of understanding currently prohibits the payment of dividends by WaterStone Financial without prior regulatory consent.

Conversion of Lamplighter Financial, MHC to Stock Form

Federal Reserve Board regulations permit Lamplighter Financial, MHC to convert from the mutual form of organization to the capital stock form of organization (a "Conversion Transaction").  There can be no assurance when, if ever, a Conversion Transaction will occur.  In a Conversion Transaction a new holding company would be formed as the successor to Waterstone Financial (the "New Holding Company"), Lamplighter Financial, MHC's corporate existence would end, and certain depositors of WaterStone Bank would receive the right to subscribe for shares of the New Holding Company.  In a Conversion Transaction, each share of common stock held by shareholders other than Lamplighter Financial, MHC  ("Minority Shareholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Shareholders own the same percentage of common stock in the New Holding Company as they owned in Waterstone Financial immediately prior to the Conversion Transaction subject to adjustment for any mutual holding company assets or waived dividends, as applicable.  The total number of shares of common stock held by Minority Shareholders after a Conversion Transaction also would be increased by any purchases by Minority Shareholders in the stock offering conducted as part of the Conversion Transaction.

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
Bad Debt Reserves.  Prior to the Small Business Protection Act of 1996 (the "1996 Act"), WaterStone Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at our taxable income.  As a result of the 1996 Act, WaterStone Bank was required to use the specific charge-off method in computing its bad debt deduction beginning with its 1996 federal tax return.  Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve).  At December 31, 2012, WaterStone Bank had no reserves subject to recapture in excess of its base year.
Taxable Distributions and Recapture.  Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if WaterStone Bank failed to meet certain thrift asset and definitional tests.  Federal legislation has eliminated these thrift-related recapture rules. At December 31, 2012, our total federal pre-1988 base year reserve was approximately $16.7 million.  However, under current law, pre-1988 base year reserves remain subject to recapture if WaterStone Bank makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a bank charter.
Alternative Minimum Tax.  The Internal Revenue Code of 1986, as amended (the "Code"), imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences which we refer to as "alternative minimum taxable income."  The AMT is payable to the extent such alternative minimum taxable income is in excess of an exemption amount and the AMT exceeds the regular income tax.  Net operating losses can offset no more than 90% of alternative minimum taxable income.  AMT payments may be used as credits against regular tax liabilities in future years.  Due to a federal net operating loss carry back generated in 2008, Waterstone Financial became subject to AMT for 2006 and 2007.  At December 31, 2012, the Company had no such amounts available as credits for carryover.
Net Operating Loss Carryovers.  A company may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  A 2009 federal tax law change allows for a one-time carry back of either 2008 or 2009 taxable losses for up to five years.  The Company had a Federal net operating loss carry forward of $3.0 million at December 31, 2011 that was fully utilized during the year ended December 31, 2012.
Corporate Dividends-Received Deduction.  Waterstone Financial may exclude from its income 100% of dividends received from WaterStone Bank as a member of the same affiliated group of corporations.  The corporate dividends‑received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations that own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.
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

Item 1A.   Risk Factors

Waterstone Financial, Inc. operates under a consent order and WaterStone Bank operates under a memorandum of understanding.  The consent order and the memorandum of understanding restrict our operations, and the failure to comply with either could result in additional enforcement actions by the Federal Reserve Board, the Federal Deposit Insurance Corporation or the WDFI.  Continued compliance with the memorandum of understanding and the consent order may also have adverse effects on our operations and financial condition.

On November 25, 2009, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, WaterStone Bank agreed to the issuance of a Consent Order jointly issued by the Federal Deposit Insurance Corporation and the WDFI, WaterStone Bank's primary banking regulators. At the same time, pursuant to a Stipulation and Consent to Issuance of Order to Cease and Desist, Waterstone Financial, Inc. agreed to the issuance of an Order to Cease and Desist by the Office of Thrift Supervision, Waterstone Financial, Inc's holding company regulator at the time. Collectively, the Stipulation and Consent to the Issuance of a Consent Order which became effective on December 18, 2009 and the Stipulation and Consent to Issuance of Order to Cease and Desist which became effective on December 1, 2009; are referred to as the "Orders".

The Order issued by the Office of Thrift Supervision requires, among other things, that Waterstone Financial, Inc adopt a two year capital plan that included plans for WaterStone Bank to maintain minimum Tier 1 capital of 8.5% of total average assets and minimum total risk-based capital of 12.0% of risk-weighted assets.  The Order issued by the Office of Thrift Supervision also prohibited the payment of cash dividends or repurchases of common stock, and restricted the ability of Waterstone Financial, Inc to incur debt, in each case without prior regulatory non-objection.

Effective December 11, 2012, the WDFI and the Federal Deposit Insurance Corporation terminated the Order issued to WaterStone Bank.  The terminated Order was replaced with a memorandum of understanding that requires, among other things, maintenance of a minimum Tier I capital ratio of 8.0% and a minimum total risk based capital ratio of 12.0%, and also prohibits dividend payments without prior regulatory non-objection.  The memorandum of understanding also requires WDFI and Federal Deposit Insurance Corporation non-objection prior to WaterStone Bank materially changing or deviating from its strategic plan, such as material changes to funding strategies or asset mix.  Waterstone Financial, Inc remains subject to its Order issued by the Office of Thrift Supervision, through enforcement by the Federal Reserve Board, as the successor holding company regulator to the Office of Thrift Supervision.

Failure to comply with the memorandum of understanding or the holding company Order could result in additional enforcement actions by the Federal Deposit Insurance Corporation, the WDFI and the Federal Reserve Board.  We have incurred significant expense in complying with the Orders, and continued compliance with the memorandum of understanding and the Order may restrict our operations or result in continued expense, either of which could have adverse effects on our operations and financial condition.

Changing interest rates may have a negative effect on our results of operations.

Our earnings and cash flows are largely dependent on our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board.  Any substantial, unexpected or prolonged change in market interest rates could have an adverse effect on our financial condition and results of operations.  Our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets.  If rates increase rapidly, we may have to increase the rates we pay on our deposits, particularly our higher cost time deposits, and borrowed funds more quickly than any changes in interest rates earned on our loans and investments, resulting in a negative effect on interest spreads and net interest income.  Furthermore, our mortgage banking income varies directly with movements in interest rates, and increases in interest rates could negatively affect our ability to originate loans in the same quantities as we have in recent years.   Increases in interest rates may also make it more difficult for borrowers to repay adjustable rate loans.

Conversely, should market interest rates fall below current levels, our net interest margin could also be negatively affected if competitive pressures keep us from further reducing rates on our deposits, while the yields on our assets decrease more rapidly through loan prepayments and interest rate adjustments.  Decreases in interest rates often result in increased prepayments of loans and mortgage-related securities, as borrowers refinance their loans to reduce borrowings costs.  Under these circumstances, we are subject to reinvestment risk to the extent we are unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities.

We also are subject to reinvestment risk associated with changes in interest rates.  Changes in interest rates may affect the average life of loans and mortgage-related securities.  Decreases in interest rates often result in increased prepayments of loans and mortgage-related securities, as borrowers refinance their loans to reduce borrowings costs.  Under these circumstances, we are subject to reinvestment risk to the extent we are unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities.

At December 31, 2012, our simulation model indicated that our annual net interest income would decrease by 0.78% if there was a gradual 100 basis point increase in market interest rates. See Item 7A. "Quantitative and Qualitative Disclosures about Market Risk."

During 2012 we continued to experience high levels of delinquencies, non-accrual loans and charge-offs.

During 2012, we continued to experience high levels of non-accrual loans and loan delinquencies.  Our non-accrual loans totaled $74.7 million, or 6.59% of total loans at December 31, 2012, compared to $78.2 million, or 6.43% of total loans at December 31, 2011.  Our loans past due totaled $74.4 million, or 6.6% of total loans receivable at December 31, 2012, compared to $93.4 million, or 7.7% of total loans at December 31, 2011.  While loan charge-offs have decreased compared to the prior year, the continued high level of non-performing and delinquent loans has resulted in elevated levels of loan charge-offs as compared to historical averages.  During 2012, net charge-offs totaled $9.7 million.  Our high level of problem assets has also increased our costs associated with monitoring delinquent loans and disposing of foreclosed property. To the extent that our loan portfolio deteriorates, our financial condition and results of operations will be materially and adversely affected.  Continued deterioration could also lead to additional actions by regulators that could have a direct material effect on our financial condition and results of operation.

We rely heavily on certificates of deposit, which has increased our cost of funds and could continue to do so in the future.

At December 31, 2012, certificates of deposit comprised 78.4% of our total deposits.  Our reliance on certificates of deposit to fund our operations has resulted in a higher cost of funds than would otherwise be the case if we had a higher percentage of demand deposits, savings and money market accounts.  In addition, if our certificates of deposit do not remain with us, we may be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase and advances from the Federal Home Loan Bank of Chicago and other borrowing sources.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on our certificates of deposit.

We operate in a highly regulated environment and we are subject to supervision, examination and enforcement action by various regulatory agencies.

We are subject to extensive supervision, regulation, and examination by the WDFI, the Federal Deposit Insurance Corporation and the Federal Reserve Board.  As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities, and obtain financing.  This regulatory structure is designed primarily for the protection of the Deposit Insurance Fund and our depositors, and not to benefit our stockholders.  This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement actions and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets, the establishment of adequate loan loss reserves for regulatory purposes and the timing and amounts of assessments and fees.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations.  Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

We have been negatively affected by current market and economic conditions.  A continuation or worsening of these conditions could adversely affect our operations, financial condition, and earnings.

We are operating in a difficult and uncertain economic environment characterized by high unemployment rates, a weak real estate market and a weak economy.  The resulting economic pressure on consumers and businesses has adversely affected our business, financial condition, and results of operations.   Financial companies' stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.    The recent economic recession and contraction of the local and national real estate markets have also resulted in elevated levels of provisions for loan losses, loan charge-offs and losses related to the write down of real estate owned in recent years, and a continuation or worsening of these conditions may also cause further valuation changes and losses in our loan and investment portfolios as well as reduction in the estimated realizable value of real estate owned and increased costs associated with monitoring delinquent loans and disposing of foreclosed property.  These conditions have negatively affected our earnings, capital levels and regulatory capital ratios and may continue to do so in future periods.

If our allowance for loan losses is not sufficient to cover actual loan losses, our results of operations would be negatively affected.

In determining the amount of the allowance for loan losses, we analyze our loss and delinquency experience by loan categories and we consider the effect of existing economic conditions.  In addition, we make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  If the results of our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance and would decrease our net income.  Our emphasis on loan growth and on increasing our portfolio of commercial real estate loans, as well any future credit deterioration, could require us to increase our allowance further in the future.

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

The recent economic downturn has resulted in other-than-temporary impairment of securities in our overall investment portfolio, including a decline in value of mortgage related securities, which are dependent upon the performance of the underlying mortgages that provide the principal and interest cash flow for the securities.   During the years ended December 31, 2012 and 2011, we recognized total other-than-temporary impairment on our securities portfolio of $190,000 and $1.5 million, respectively, of which $213,000 and $456,000, respectively, were considered to be credit-related and, therefore, recorded as a loss through a reduction of non-interest income.  Similarly, growing state and municipality budget deficits resulting from declining tax revenues may result in related declines in the value of debt securities they have issued in prior years.  Continued weakness or deterioration in general economic market conditions could result in future impairment losses on these securities or other investment securities.

Changes in the structure of Fannie Mae and Freddie Mac ("GSEs") and the relationship among the GSEs, the federal government and the private markets, or the conversion of the current conservatorship of the GSEs into receivership, could result in significant changes to our securities portfolio.

The GSEs are currently in conservatorship, with its primary regulator, the Federal Housing Finance Agency, acting as conservator. We cannot predict if, when or how the conservatorships will end, or any associated changes to the GSEs' business structure that could result. We also cannot predict whether the conservatorships will end in receivership. There are several proposed approaches to reform the GSEs which, if enacted, could change the structure of the GSEs and the relationship among the GSEs, the government and the private markets, including the trading markets for agency conforming mortgage loans and markets for mortgage-related securities in which we participate. We cannot predict the prospects for the enactment, timing or content of legislative or rulemaking proposals regarding the future status of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form. GSE reform, if enacted, could result in significant changes and adversely affect our business operations.

An increase in interest rates may reduce our mortgage banking revenues, which would negatively impact our non-interest income.

Our mortgage banking operations provide a significant portion of our interest and non-interest income. We generate mortgage revenues primarily from gains on the sale of mortgage loans to investors. We also earn interest on loans held for sale while they are awaiting delivery to our investors.  In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in interest income, a decrease in mortgage revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expenses associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

Secondary mortgage market conditions could have a material impact on our financial condition and results of operations.

In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for residential mortgage loans and increased investor yield requirements for those loans.  These conditions may fluctuate or even worsen in the future.  In light of current conditions, there is a higher risk to retaining a larger portion of mortgage loans than we would in other environments until they are sold to investors.  We believe our ability to retain fixed-rate residential mortgage loans is limited.  As a result, a prolonged period of secondary market illiquidity may reduce our loan production volumes and could have a material adverse effect on our financial condition and results of operation.

If we are required to repurchase mortgage loans that we have previously sold, it would negatively affect our earnings.

One of our primary business operations is our mortgage banking operations, under which we sell residential mortgage loans in the secondary market under agreements that contain representations and warranties related to, among other things, the origination and characteristics of the mortgage loans.  We may be required to repurchase mortgage loans that we have sold in cases of borrower default or breaches of these representations and warranties.  If we are required to repurchase mortgage loans or provide indemnification or other recourse, this could significantly increase our costs and thereby affect our future earnings.

Our non-interest expense will continue to be negatively affected by increases in Federal Deposit Insurance Corporation insurance premiums.

The Federal Deposit Insurance Corporation assesses premiums for deposit insurance on insured banks and savings banks.  This assessment is based on the risk category of the institution, and certain specified adjustments, and currently ranges from 2.5 to 45 basis points of the institution's total assets less tangible capital.  Federal law requires that the Federal Deposit Insurance Corporation takes steps as are necessary to achieve a Deposit Insurance Fund reserve ratio of 1.35% of insured deposits of September 30, 2020.  The Federal Deposit Insurance Corporation has established a longer term designated reserve ratio of 2%.

Due to stress on the Deposit Insurance Fund caused by numerous bank failures, the Federal Deposit Insurance Corporation imposed a maximum 10 basis point of insured deposits special assessment that was collected on September 30, 2009.  On November 12, 2009, the Federal Deposit Insurance Corporation issued a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  The prepayment was due on December 31, 2009.  Under the rule, the assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution's total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 was equal to the modified third quarter assessment rate plus an additional three basis points.  In addition, each institution's base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  WaterStone Bank received a waiver from the Federal Deposit Insurance Corporation with respect to the 2010, 2011 and 2012 insurance prepayment.

Increased assessments significantly increased our non-interest expense for those years and may increase non-interest expense in future years when the Federal Deposit Insurance Corporation's designated reserve ratio is low.

Because most of our borrowers are located in the Milwaukee, Wisconsin metropolitan area, a prolonged downturn in the local economy, or a decline in local real estate values, could cause an increase in nonperforming loans or a decrease in loan demand, which would reduce our profits.

Substantially all of our loans are secured by real estate located in our primary market area.  Continued weakness in our local economy and our local real estate markets could adversely affect the ability of our borrowers to repay their loans and the value of the collateral securing our loans, which could adversely affect our results of operations.  Real estate values are affected by various factors, including supply and demand, changes in general or regional economic conditions, interest rates, governmental rules or policies, natural disasters, and the threat of terrorist attacks.  Continued weakness in economic conditions also could result in reduced loan demand and a decline in loan originations.  In particular, a significant decline in real estate values would likely lead to a decrease in new loan originations and increased delinquencies and defaults in our real estate loan portfolio.

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry is intense.  In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, money market funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere.  Some of our competitors have greater name recognition and market presence and offer certain services that we do not or cannot provide, all of which benefit them in attracting business.  In addition, larger competitors may be able to price loans and deposits more aggressively than we do.

Financial reform legislation is expected to increase our costs of operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), has significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of depository institutions and their holding companies.  The Dodd-Frank Act authorized the Federal Reserve Board to supervise and regulate all savings and loan holding companies; like Waterstone Financial and Lamplighter Financial, Inc., in addition to bank holding companies.  The Dodd-Frank Act also instructed the Federal Reserve Board to set minimum capital levels for holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Savings and loan holding companies are subject to a five year transition period before the holding company capital requirement will apply.
The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit "unfair, deceptive or abusive" acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.
The legislation broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  Further, the legislation removed restrictions on the payment of interest on commercial demand deposits, mandated that regulators issue regulations requiring originators of securitized loans to retain a percentage of the risk for transferred loans, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and requires other reforms related to mortgage loan originators.
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

Changes in our accounting policies or in accounting standards could materially affect how we report our financial condition and results of operations.

      Our accounting policies are essential to understanding our financial results and condition.  Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results.  Some of our accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.  If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses.

      From time to time, the Financial Accounting Standards Board and the Securities and Exchange Commission change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements.  These changes are beyond our control, can be hard to predict and could materially affect how we report our results of operations and financial condition.  We could also be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.

The need to account for certain assets at estimated fair value may adversely affect our results of operations.

      We report certain assets, such as loans held for sale, at estimated fair value.  Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that utilize observable market inputs to estimate fair value.  Because we carry these assets on our books at their estimated fair value, we may incur losses even if the asset in question presents minimal credit risk.

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.

      We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions.  Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery.  Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits.  This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity.  In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and suffer damage to our reputation.

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings.

      Information technology systems are critical to our business.  We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans.  We have established policies and procedures to prevent or limit the effect of system failures, interruptions, and security breaches, but such events may still occur or may not be adequately addressed if they do occur.  In addition, any compromise of our systems could deter customers from using our products and services.  Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

      In addition, we outsource a majority of our data processing to certain third-party providers.  If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected.  Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

      The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability.  Any of these events could have a material adverse effect on our financial condition and results of operations.

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.

Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, compliance and operational risks. While we use a broad and diversified set of risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks.  Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.

Our shareholders own a minority of Waterstone Financial common stock and are not able to exercise voting control over most matters put to a vote of shareholders.

Public shareholders own a minority of the outstanding shares of Waterstone Financial common stock.  As a result, public shareholders are not able to exercise voting control over most matters put to a vote of shareholders. Lamplighter Financial, MHC owns a majority of Waterstone Financial's common stock and, through its Board of directors, is able to exercise voting control over most matters put to a vote of shareholders, including possible acquisitions.  The same directors who govern Waterstone Financial and WaterStone Bank also govern Lamplighter Financial, MHC.  The only matters over which Lamplighter Financial, MHC is not able to exercise voting control are those requiring a separate vote of shareholders other than Lamplighter Financial, MHC.

Item 1B.   Unresolved Staff Comments
None

 Item 2.   Properties

We operate from our corporate center, our eight full-service banking offices, our drive-through office and nine automated teller machines, located in Milwaukee, Washington and Waukesha Counties, Wisconsin.  The net book value of our premises, land, and equipment was $26.9 million at December 31, 2012.  The following table sets forth information with respect to our corporate center and our full-service banking offices as of December 31, 2012, all of which are owned.

Corporate Center 11200 West Plank Court Wauwatosa, Wisconsin 53226	Wauwatosa 7500 West State Street Wauwatosa, Wisconsin 53213	Franklin/Hales Corners 6555 South 108th Street Franklin, Wisconsin 53132
Germantown/Menomonee Falls W188N9820 Appleton Avenue Germantown, Wisconsin 53022	Oak Creek 6560 South 27th Street Oak Creek, Wisconsin 53154	Oconomowoc/Lake Country 1233 Corporate Center Drive Oconomowoc, Wisconsin 53066
Pewaukee 1230 George Towne Drive Pewaukee, Wisconsin 53072	Waukesha/Brookfield 21505 East Moreland Blvd Waukesha, Wisconsin 53186	West Allis 10101 West Greenfield Avenue West Allis, Wisconsin 53214

In addition to our banking offices, as of December 31, 2012, our mortgage banking operation has 16 offices in Wisconsin, 14 offices in Minnesota, 11 offices in Pennsylvania, 10 offices in Florida, four offices in each of Arizona and Indiana, three offices in Ohio, two offices in each of Idaho and Iowa, and one office in each of Illinois and Maryland.

Item 3.   Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At December 31, 2012, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.  Other than the cease and desist order entered into with the OTS (as administered by the Federal Reserve), discussed under Item 1. Business and Item 1A. Risk Factors, we have no pending proceedings before any agency.

Item 4.   Mine Safety Disclosures

Not applicable

Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

The common stock of Waterstone Financial, Inc. is traded on The NASDAQ Global Select Market® under the symbol WSBF.

As of February 28, 2013, there were 31,348,556 shares of common stock outstanding and 3,635 shareholders of record of the common stock.  Waterstone Financial, Inc became a publicly-held corporation on October 4, 2005.

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

Our ability to pay dividends will depend, in part, upon our receipt of dividends from WaterStone Bank, because we have no significant source of income other than dividends from WaterStone Bank, earnings on our investments and interest payments on our loan to WaterStone Bank's employee stock ownership plan.  Wisconsin law generally allows WaterStone Bank to pay dividends to Waterstone Financial equal to up to 50% of WaterStone Bank's net profit in the current year without prior regulatory approval and above such amount, including out of retained earnings, with prior regulatory approval. A memorandum of understanding jointly issued by the WDFI and the FDIC effective December 5, 2012 prohibits the payment of a dividend to Waterstone Financial, Inc. without written regulatory approval.

Market Information

The high and low quarterly trading prices during fiscal 2012 and 2011 were as follows:

2012	High	Low
1st Quarter	$3.18	$1.78
2nd Quarter	4.05	3.01
3rd Quarter	5.19	3.33
4th Quarter	8.39	5.16

2011	High	Low
1st Quarter	$3.80	$2.40
2nd Quarter	3.22	2.25
3rd Quarter	2.83	2.50
4th Quarter	2.69	1.80

During the last two fiscal years the Company did not pay any cash dividends.

PERFORMANCE GRAPH
Set forth below is a line graph comparing the cumulative total shareholder return on Waterstone Financial common stock, based on the market price of the common stock and assuming reinvestment of cash dividends, with the cumulative total return of companies on the NASDAQ Stock Market US Index, the America's Community Bankers NASDAQ Index, the Russell 2000 and the SNL Thrift NASDAQ Index.  The graph assumes $100 was invested on December 31, 2007, in Waterstone Financial common stock and each of those indices.

		Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Waterstone Financial, Inc.	100.00	26.13	15.99	25.35	14.74	60.84
NASDAQ Stock Market	100.00	59.46	85.55	100.02	98.22	113.85
ABA NASDAQ Commumity Bank Index	100.00	82.95	67.03	74.71	70.47	66.27
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
SNL Thrift NASDAQ index	100.00	96.78	88.08	87.12	77.79	92.84

Item 6.   Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The summary financial information presented below is derived in part from the Company's audited financial statements, although the table itself is not audited.  The following data should be read together with the Company's consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" later in this report.

	At or for the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In Thousands, except per share amounts)

Selected Financial Condition Data:
Total assets	$1,661,076	$1,712,851	$1,808,966	$1,868,266	$1,885,432
Securities available for sale	205,017	206,519	203,166	205,415	179,887
Federal Home Loan Bank stock	20,193	21,653	21,653	21,653	21,653
Loans receivable, net	1,102,629	1,184,234	1,277,262	1,391,516	1,534,591
Cash and cash equivalents	71,469	80,380	75,331	71,120	23,849
Deposits	939,513	1,051,292	1,145,529	1,164,890	1,195,897
Borrowings	479,888	461,138	456,959	507,900	487,000
Total shareholders' equity	202,634	166,372	172,220	168,592	171,267
Allowance for loan losses	31,043	32,430	29,175	28,494	25,167

Selected Operating Data:
Interest income	$69,846	$79,352	$89,933	$98,488	$104,078
Interest expense	27,901	32,836	40,269	54,577	63,027
Net interest income	41,945	46,516	49,664	43,911	41,051
Provision for loan losses	8,300	22,077	25,832	26,687	37,629
Net interest income after
provision for loan losses	33,645	24,439	23,832	17,224	3,422
Noninterest income	91,203	43,229	38,993	12,208	6,291
Noninterest expense	102,138	74,579	64,627	40,876	33,860
Income (loss) before income taxes	22,710	(6,911)	(1,802)	(11,444)	(24,147)
Provision for income taxes (benefit)	(12,204)	562	52	(1,306)	2,299

Net income (loss)	$34,914	$(7,473)	$(1,854)	$(10,138)	$(26,446)

Income (loss) per share – basic	$1.12	$(0.24)	$(0.06)	$(0.33)	$(0.87)
Income (loss) per share – diluted	$1.12	$(0.24)	$(0.06)	$(0.33)	$(0.87)

	At or for the Year Ended December 31,
	2012	2011	2010	2009	2008
Selected Financial Ratios and Other Data:

Performance Ratios:
Return (loss) on average assets	2.07%	(0.43%)	(0.10%)	(0.53%)	(1.44%)
Return (loss) on average equity	18.89	(4.47)	(1.09)	(6.12)	(13.76)
Interest rate spread (1)	2.45	2.67	2.67	2.21	1.99
Net interest margin (2)	2.62	2.82	2.83	2.41	2.32
Noninterest expense to average assets	6.04	4.27	3.49	2.14	1.85
Efficiency ratio (3)	76.71	83.12	72.90	72.84	71.52
Average interest-earning assets to average interest-bearing liabilities	109.84	107.67	107.11	106.68	107.85

Capital Ratios:
Equity to total assets at end of period	12.20%	9.71%	9.52%	9.02%	9.08%
Average equity to average assets	10.94	9.55	9.18	8.67	10.44
Total capital to risk-weighted assets	17.34	14.58	14.13	13.83	12.84
Tier I capital to risk-weighted assets	16.07	13.31	12.87	12.57	11.58
Tier I capital to average assets	11.13	9.16	8.83	8.77	8.93

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	2.74%	2.67%	2.23%	2.01%	1.61%
Allowance for loan losses as a percent of non-performing loans	41.58	41.46	34.66	37.83	23.36
Net charge-offs to average outstanding loans during the period	0.76	1.43	1.75	1.54	1.67
Non-performing loans as a percent of total loans	6.59	6.43	6.44	5.30	6.91
Non-performing assets as a percent of total assets	6.66	7.88	7.85	6.76	7.02

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

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our profitability is highly dependent on our net interest income, mortgage banking income and provision for loan losses.  Net interest income is the difference between the interest income we earn on our interest earning assets which are loans receivable, investment securities and cash and cash equivalents and the interest we pay on deposits and other borrowings.  The Company's banking subsidiary, WaterStone Bank SSB ("WaterStone Bank" or "Bank") is primarily a mortgage lender with loans secured by real estate comprising 98.0% of total loans receivable on December 31, 2012.  Further, 89.2% of loans receivable are residential mortgage loans with over four-family loans comprising 45.4% of all loans on December 31, 2012.  WaterStone Bank funds loan production primarily with retail deposits and Federal Home Loan Bank advances.  The Bank's mortgage banking subsidiary, Waterstone Mortgage Corporation, utilizes a line of credit provided by the Bank as a primary source of funding loans held for sale.  In addition, Waterstone Mortgage Corporation utilizes short-term repurchase agreements with other banks as needed.  On December 31, 2012, deposits comprised 64.4% of total liabilities.  Time deposits, also known as certificates of deposit, accounted for 78.4% of total deposits at December 31, 2012.  Federal Home Loan Bank advances outstanding on December 31, 2012 totaled $350.0 million, or 24.0% of total liabilities.  During the current prolonged period of low interest rates and economic weakness, we have determined that an investment philosophy emphasizing short-term liquid investments including cash and cash equivalents is prudent and positions the Company to take advantage of the investment, lending and interest rate risk management opportunities that will exist as the local and national economies recover from the recession.  Our high level of time deposits, relative to total deposits, will result in an increase in our cost of funds when market interest rates begin to increase.
During the year ended December 31, 2012, our results of operations were positively impacted by a significant increase in income from our mortgage banking segment and from a decrease in our provision for loans losses which resulted from an improvement in our asset quality.  A significant increase in both sales volumes and margins earned on the sale of mortgage loans in the secondary market yielded a $16.2 million increase in pre-tax earnings from our mortgage banking segment during the year ended December 31, 2012 compared to the prior year.  Despite pre-tax income of $22.7 million for the year ended December 31, 2012, we recognized a net income tax benefit of $12.2 million.  The $12.2 million benefit was primarily the result of the December 31, 2012 full reversal of $17.0 million of remaining net deferred tax asset valuation allowances originally established in 2008.
Our provision for loan losses decreased $13.8 million to $8.3 million for the year ended December 31, 2012 as compared to $22.1 million for the year ended December 31, 2011.  The decrease in provision for loan losses reflects a stabilization in both the quality of our loan portfolio and the overall local real estate market.  The Company has experienced a stabilization or improvement in a number of key loan-related loan quality metrics compared to December 31, 2011, including impaired loans, loans contractually past due and non-accrual loans.  In addition, the turnover of loans in each of the three aforementioned metrics has slowed during the year ended December 31, 2012 compared to the prior year, which has resulted in fewer loans requiring a specific collateral analysis to determine a potential collateral shortfall and subsequent loan loss reserve.  Furthermore, as a result of stabilization in the local real estate market, those loans that have required a specific collateral review to assess the level of impairment have experienced less significant collateral shortfalls when compared to the prior year.  Additional information regarding loan quality and its impact on our financial condition and results of operations can be found in the "Asset Quality" discussion.
Offsetting the positive impact of the increase in income from mortgage banking operations and a reduction of the provision for loan losses, net interest income decreased $4.6 million to $41.9 million during the year ended December 31, 2012 compared to $46.5 million during the year ended December 31, 2011.  The decrease in net interest income resulted from a 20 basis point drop in our net interest margin.  The yield on earning assets declined by 1.6 times the decline in the cost of funds for the year ended December 31, 2012 compared to year ended December 31, 2011.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets.
Allowance for Loan Losses. WaterStone Bank establishes valuation allowances on loans deemed to be impaired. A loan is considered impaired when, based on current information and events, it is probable that WaterStone Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral (specific component).  The Company recognizes the change in present value of expected future cash flows on impaired loans attributable to the passage of time as bad debt expense.  On an ongoing basis, at least quarterly for financial reporting purposes, the fair value of collateral dependent impaired loans and real estate owned is determined or reaffirmed by the following procedures:

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

Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is "more likely than not" that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Examples of positive evidence may include the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods.  Examples of negative evidence may include cumulative losses in a current year and prior two years and general business and economic trends.  At December 31, 2011, the Company determined a valuation allowance originally established in 2008 continued to be necessary, largely based on the negative evidence represented by a cumulative loss in the most recent three-year period caused by the significant loan loss provisions recorded during those three years.  However, the valuation allowance was fully reversed at December 31, 2012 as a result of pretax income in each of the four quarters of 2012 and for the year, the payment of federal income taxes potentially available for subsequent carry back in future periods and improvement in the Bank's asset quality metrics as well as in general economic conditions.
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

Comparison of Financial Condition at December 31, 2012 and at December 31, 2011

Total Assets.  Total assets decreased by $51.8 million, or 3.0%, to $1.66 billion at December 31, 2012 from $1.71 billion at December 31, 2011.  The decrease in total assets reflects decreases in loans receivable of $83.0 million and real estate owned of $20.7 million, partially offset by an increase in loans held for sale of $45.3 million.  We used funds received from the repayment of loans held in portfolio, from the sale of real estate owned plus excess cash, to fund a reduction in deposits of $111.8 million, as discussed below.

Cash and Cash Equivalents.  Cash and cash equivalents decreased $8.9 million, or 11.1%, to $71.5 million at December 31, 2012 from $80.4 million at December 31, 2011.  The overall level of cash and cash equivalents continues to reflect our plan to maintain higher than customary liquidity given the current economic environment and relatively low rates of return available on securities and other investments.

Securities Available for Sale.  Securities available for sale decreased by $1.5 million, or 0.7%, to $205.0 million at December 31, 2012 from $206.5 million at December 31, 2011.  This decrease reflects a $63.3 million decrease in government sponsored enterprise bonds and a $22.1 million decrease in collateralized mortgage obligations, partially offset by an $83.6 million increase in mortgage backed securities.  During the year ended December 31, 2012, the proceeds from maturities and calls of government sponsored enterprise securities and from the sale of collateralized mortgage obligations and municipal securities were primarily reinvested in mortgage-related securities, as we believe such securities provided us with a better risk-versus-reward trade-off during much of the year.  During the year ended December 31, 2012, we sold $11.6 million in short-term municipal securities at a gain of $240,000.  As of December 31, 2012, we held two municipal securities with a total fair value of $237,000 and amortized cost of $215,000 that were determined to be other than temporarily impaired.  During the year ended December 31, 2012, $100,000 was recognized as additional other-than-temporary impairment with respect to these municipal securities and was charged against earnings.  During the year ended December 31, 2012, we sold two private-label collateralized mortgage obligations for a combined gain of $282,000.  At the time of sale, these securities had a combined amortized cost of $18.0 million.  Each of these two securities had been previously determined to be other other-than-temporarily impaired in a prior period.  During the year ended December 31, 2012, our analysis resulted in an additional $113,000 in credit losses that were charged to earnings.  Life-to-date other than temporary impairment losses recognized on these two securities totaled $2.2 million.

Loans Receivable.  Loans receivable held for investment decreased $83.0 million, or 6.8%, to $1.13 billion at December 31, 2012 from $1.22 billion at December 31, 2011.  The 2012 decrease in total loans receivable was primarily attributable to a $35.9 million decrease in one- to four-family loans and a $37.9 million decrease in over four-family loans.  The decrease in one- to four-family loans reflects a decline in loan demand for variable-rate real estate mortgage loans as borrowers continue to prefer long-term fixed-rate products that we do not generally retain in our portfolio.  During the year ended December 31, 2012, $22.3 million in loans were transferred to real estate owned and $9.7 million were charged-off, net of recoveries.

Allowance for Loan Losses.  The allowance for loan losses decreased $1.4 million, or 4.3%, to $31.0 million at December 31, 2012 from $32.4 million at December 31, 2011.  The $1.4 million decrease in the allowance for loan losses during the year ended December 31, 2012 reflects a stabilization in both the quality of the loan portfolio as well as the overall local real estate market.  We have experienced a stabilization or improvement in a number of key loan quality metrics compared to December 31, 2011, including impaired loans, substandard loans, loans contractually past due and non-accrual loans.  In addition, the decrease in the allowance for loan losses reflects a decrease in the balance of loans outstanding.    As of December 31, 2012, the allowance for loan losses to total loans receivable was 2.74% and was equal to 41.58% of non-performing loans, compared to 2.67% and 41.46%, respectively, at December 31, 2011.  The overall $1.4 million decrease in the allowance for loan losses during the year ended December 31, 2012 was primarily the result of decreases in the allowance for loan losses related to construction and land and over four-family categories.  The decrease in allowance for loan losses related to these categories resulted from both the charge-off of specific reserves as well as a decrease in the overall balance of loans outstanding.   The decrease in allowance for loan losses related to these two loan categories were partially offset by an increase in allowance for loan losses related to the one- to four-family and commercial real estate categories.  Increases in the allowance for loan losses related to the one- to four-family and commercial real estate categories were the result of a decrease in collateral values related to loans previously classified as impaired, as well as an increase in the overall level of commercial real estate identified as impaired.  While the local real estate market has stabilized during the current fiscal year, the risk of loss on loans secured by residential real estate remains at an elevated level.  That portion of the allowance for loan losses attributable to mortgage loans secured by residential real estate comprised 89.1% of the total allowance for loan losses at December 31, 2012 and 85.5% December 31, 2011.

Real Estate Owned.  Total real estate owned decreased $20.7 million, or 36.5%, to $36.0 million at December 31, 2012 from $56.7 million at December 31, 2011.  During the year ended December 31, 2012, $22.3 million was transferred from loans to real estate owned upon completion of foreclosure proceedings.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write downs totaling $7.6 million during the year ended December 31, 2012.  During the same period, sales of real estate owned totaled $35.2 million.

Prepaid Expenses and Other Assets.  Prepaid expenses and other assets increased by $18.8 million to $27.2 million at December 31, 2012 from $8.4 million at December 31, 2011.  The increase is primarily due to a $16.2 million increase in deferred tax assets, which resulted from the reversal of $17.0 million in deferred income tax valuation allowances.  In addition, the mortgage servicing rights intangible asset related to loans sold on a servicing retained basis increased by $3.0 million during the year ended December 31, 2012.

Deposits. Total deposits decreased $111.8 million, or 10.6%, to $939.5 million at December 31, 2012 from $1.05 billion at December 31, 2011.  The reduction in deposits reflects management's decision to accept a certain level of deposit run-off during a period of diminished loan demand.  Total time deposits decreased $141.8 million, or 16.1%, to $736.9 million at December 31, 2012 from $878.7 million at December 31, 2011.  The decrease in time deposits was partially offset by an increase in money market and demand deposits.  Total money market and savings deposits increased $14.4 million, or 13.8%, to $118.5 million at December 31, 2012 from $104.1 million at December 31, 2011.  Total demand deposits increased $15.7 million, or 22.9%, to $84.1 million at December 31, 2012 from $68.5 million at December 31, 2011.

Borrowings. Total borrowings increased $18.8 million, or 4.1%, to $479.9 million at December 31, 2012 from $461.1 million at December 31, 2011.  The increase in borrowings relates entirely to an increase in the use of short-term repurchase agreements to finance loans held for sale.  The outstanding balance of these short-term repurchase agreements increased by $18.8 million, to $45.9 million at December 31, 2012, from $27.1 million at December 31, 2011.

Other Liabilities.  Other liabilities increased $4.3 million, or 12.9%, to $37.4 million at December 31, 2012 from $33.1 million at December 31, 2011.  The increase resulted primarily from an increase in accrued compensation and accrued expenses due to third parties related to our mortgage banking operations.

Shareholders' Equity.  Shareholders' equity increased by $36.3 million, or 21.8%, to $202.6 million at December 31, 2012 from $166.4 million at December 31, 2011.  The increase in shareholders' equity was primarily due to a $34.9 million increase in retained earnings reflecting net income for the year ended December 31, 2012.  In addition to the increase in retained earnings, shareholders' equity was positively impacted by an $897,000 increase in accumulated other comprehensive income and an $854,000 decrease in unearned ESOP shares.

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

	At December 31,	Years Ended December 31,
	2012	2012				2011				2010
		Average			Average	Average			Average	Average			Average
	Yield/Rate	Balance	Interest		Rate	Balance	Interest		Rate	Balance	Interest		Rate
		(Dollars in Thousands)
Interest-earning assets:
Loans receivable and held for sale	5.00%	$1,276,271	64,317	(1)	5.03%	$1,314,068	72,269	(1)	5.50%	$1,440,417	$81,161	(1)	5.63%
Mortgage related securities (5)	2.05	138,133	3,278		2.37	94,099	3,822		4.06	107,406	5,360		4.99
Debt securities, federal funds sold and
short-term investmetns (5) (6)	1.65	180,117	2,251		1.25	239,400	3,261		1.36	206,066	3,412		1.66
Total interest-earning assets	4.41	1,594,521	69,846		4.37	1,647,567	79,352		4.82	1,753,889	89,933		5.13
Noninterest-earning assets		95,222				101,671				97,215
Total assets		$1,689,743				$1,749,238				$1,851,104
Interest-bearing liabilities:
Demand accounts	0.03	39,818	24		0.06	38,328	30		0.08	37,852	37		0.10
Money market and savings accounts	0.15	127,261	273		0.21	120,231	369		0.31	110,479	495		0.45
Certificates of deposit	0.83	809,446	9,180		1.13	925,209	14,890		1.61	1,007,304	20,457		2.03
Total interest-bearing deposits	0.70	976,525	9,477		0.97	1,083,768	15,289		1.41	1,155,635	20,989		1.82
Borrowings	3.82	475,114	18,424		3.87	446,401	17,547		3.93	481,808	19,280		4.00

Total interest-bearing liabilities	1.82	1,451,639	27,901		1.92	1,530,169	32,836		2.15	1,637,443	40,269		2.46

Noninterest-bearing liabilities
Non-interest bearing deposits		33,500				28,917				26,940
Other non-interest bearing liabilities		19,817				23,099				16,789
Total non-interest bearing liabilities		53,317				52,016				43,729
Total liabilites		1,504,956				1,582,185				1,681,172
Equity		184,787				167,053				169,932
Total liabilities and equity		$1,689,743				$1,749,238				$1,851,104
Net interest income			41,945				46,516				49,664
Net interest rate spread (2)					2.45%				2.67%				2.67%
Net interest-earning assets (3)		$142,882				$117,398				$116,446
Net interest margin (4)					2.62%				2.82%				2.83%
Average interest-earning assets
to average interest-bearing
liabilities		109.84%				107.67%				107.11%

(1)    Includes net deferred loan fee amortization income of $657,000, $636,000 and $739,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
(2)    Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)    Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)    Net interest margin represents net interest income divided by average total interest-earning assets.
(5)    Average balance of available for sale securities is based on amortized historical cost.
(6)	Interest income from tax exempt securities is not significant to total interest income, therefore, interest and yield on interest earnings assets are not stated on a tax equivalent basis. The average balance of tax exempt securities totaled $19.1 million, $27.6 million and $24.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

	Years Ended December 31,			Years Ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans receivable and held for sale(1) (2)	$(1,990)	(5,962)	(7,952)	$(6,985)	(1,907)	(8,892)
Mortgage related securites	1,399	(1,943)	(544)	(615)	(923)	(1,538)
Other interest-earning assets	(752)	(258)	(1,010)	505	(656)	(151)
Total interest-earning assets	(1,343)	(8,163)	(9,506)	(7,095)	(3,486)	(10,581)

Interest expense:
Demand accounts	1	(7)	(6)	-	(7)	(7)
Money market and savings accounts	21	(117)	(96)	41	(167)	(126)
Certificates of deposit	(1,692)	(4,018)	(5,710)	(1,570)	(3,997)	(5,567)
Total interest-bearing deposits	(1,670)	(4,142)	(5,812)	(1,529)	(4,171)	(5,700)
Borrowings	1,154	(277)	877	(1,384)	(349)	(1,733)

Total interest-bearing liabilities	(516)	(4,419)	(4,935)	(2,913)	(4,520)	(7,433)
Net change in net interest income	$(827)	(3,744)	(4,571)	$(4,182)	1,034	(3,148)
_______________________________
(1)	Includes net deferred loan fee amortization income of $657,000, $636,000 and $739,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
(2)	Non-accrual loans have been included in average loans receivable balance.

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011

General. Net income for the year ended December 31, 2012 totaled $34.9 million, or $1.12 for both basic and diluted income per share, compared to a net loss of $7.5 million, or $0.24 for both basic and diluted loss per share, for the year ended December 31, 2011.  The year ended December 31, 2012 generated a return on average assets of 2.07% and a return on average equity of 18.89%, compared to a loss on average assets of 0.43% and a loss on average equity of 4.47% for the year ended December 31, 2011.  The results of operations for the year ended December 31, 2012 as compared to the year ended December 31, 2011 reflect a $16.2 million increase in the pre-tax results of operations from our mortgage banking operations, a $12.8 million increase in income tax benefit due to a reversal of $17.0 million of remaining net deferred tax asset valuation allowances, a $13.8 million decrease in the provision for loan losses and a $3.4 million decrease in expense related to real estate owned, which were partially offset by a $4.6 million decrease in net interest income.

Segment Review.  As described in Note 19 of the notes to consolidated financial statements, we have two reportable segments: community banking and mortgage banking.

Community banking consists of lending and deposit generation (as well as other banking-related products and services) to consumers and businesses and the support to deliver, fund, and manage such banking services. Our mortgage banking segment provides residential mortgage products for the purpose of sale on the secondary market.  As such, it is a transaction based business.  Transaction volume can vary significantly from period to period based upon changes in market interest rates and other economic and regulatory factors.

Mortgage banking segment assets (which consist predominantly of loans held for sale) increased $47.5 million, or 47.4%, to $147.7 million as of December 31, 2012 compared to $100.2 million as of December 31, 2011.  Mortgage banking segment revenues increased $47.1 million, or 115.6%, to $87.9 million for the year ended December 31, 2012 compared to $40.8 million during the year ended December 31, 2011.   The $47.1 million increase in mortgage banking revenues was attributable to both an increase in loan origination volume, as well as increased margins.  Loans originated for sale in the secondary market totaled $1.7 billion during the year ended December 31, 2012, representing a $722.1 million, or 70.3%, increase in originations from the year ended December 31, 2011, which totaled $1.0 billion.  In addition to the increase in revenues resulting from the increase in origination volume, mortgage banking revenues increased due to an increase in average sales margin.  The increase in average sales margin was driven by an increase in pricing on products in all geographic markets.  The major components of mortgage banking revenues include fees and premiums associated with the sale of residential loans held for sale, which are discussed in "Noninterest Income." The major expenses for the mortgage banking segment are compensation, payroll taxes and other employee benefits, as well as occupancy, office furniture and equipment and other expenses, which are covered generally in the consolidated discussion in "Noninterest Expense."

Total Interest Income. Total interest income decreased $9.5 million, or 12.0%, to $69.8 million during the year ended December 31, 2012 from $79.4 million during the year ended December 31, 2011.  This decrease was the result of a decrease in the average yield on interest earnings assets and a decrease in the average balance of interest earnings assets.  The average yield on interest earning assets decreased 45 basis points to 4.37% for the year ended December 31, 2012 from 4.82% for the year ended December 31, 2011.  The average balance of interest earning assets decreased $53.0 million to $1.60 billion for the year ended December 31, 2012 from $1.65 billion for the year ended December 31, 2011.

Interest income on loans decreased $8.0 million, or 11.0%, to $64.3 million during the year ended December 31, 2012 from $72.3 million during the year ended December 31, 2011.  The decrease in interest income was primarily due to a 47 basis point decrease in the average yield on loans to 5.03% for the year ended December 31, 2012 from 5.50% for the year ended December 31, 2011.  The decrease in interest income on loans also reflects a $37.8 million, or 2.9%, decrease in the average balance of loans outstanding to $1.28 billion during the year ended December 31, 2012 from $1.31 billion during the year ended December 31, 2011.

Interest income from mortgage-related securities decreased $544,000, or 14.2%, to $3.3 million during the year ended December 31, 2012 from $3.8 million during the year ended December 31, 2011.  The decrease in interest income was due to a 169 basis point decrease in the average yield on mortgage-related securities to 2.37% for the year ended December 31, 2012 from 4.06% for the year ended December 31, 2011.  The decrease in average yield resulted from a general turnover of the investment securities portfolio in the current, historically low, interest rate environment.  The decrease in average yield was partially offset by a $44.0 million, or 46.8%, increase in the average balance of mortgage-related securities to $138.1 million for the year ended December 31, 2012 from $94.1 million during the year ended December 31, 2011.

Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) decreased $1.0 million, or 31.0%, to $2.3 million for the year ended December 31, 2012 from $3.3 million for the year ended December 31, 2011.  Interest income decreased due to a decrease of $59.3 million, or 24.8%, in the average balance of other earning assets to $180.1 million during the year ended December 31, 2012 from $239.4 million during the year ended December 31, 2011.  The decrease in interest income from other earning assets also reflects an 11 basis point decline in the average yield on other earning assets to 1.25% for the year ended December 31, 2012 from 1.36% for the year ended December 31, 2011.  During the year ended December 31, 2012, the debt security portfolio decreased as a result of $71.1 million in maturities and $11.8 million in sales.  A substantial portion of the proceeds from maturities and sales of debt securities were reinvested in mortgage-related securities.

Total Interest Expense. Total interest expense decreased by $4.9 million, or 15.0%, to $27.9 million during the year ended December 31, 2012 from $32.8 million during the year ended December 31, 2011.  This decrease was the result of both a decrease in the average cost of funds as well as a decrease in the average balance of interest bearing deposits and borrowings.  The average cost of funds decreased 23 basis points to 1.92% for the year ended December 31, 2012 from 2.15% for the year ended December 31, 2011.  The decrease in interest expense was also due to a decrease of $78.5 million, or 5.1%, in the average balance of interest-bearing liabilities to $1.45 billion during the year ended December 31, 2012 from $1.53 billion during the year ended December 31, 2011

Interest expense on deposits decreased $5.8 million, or 38.0%, to $9.5 million during the year ended December 31, 2012 from $15.3 million during the year ended December 31, 2011.  The decrease in interest expense on deposits was primarily due to a 44 basis point decrease in the cost of average deposits to 0.97% for the year ended December 31, 2012 from 1.41% for the year ended December 31, 2011.  The decrease in the cost of deposits reflects the current low market interest rate environment due to the Federal Reserve Board's low short-term interest rate policy.  These rates are typically used by financial institutions in pricing deposits.  The decrease in the cost of deposits also reflects a shift in the composition of deposits from higher cost time deposits to lower cost demand, money market and savings accounts.  The decrease in interest expense attributable to the decrease in the cost of deposits was compounded by a decrease of $107.2 million, or 9.9%, in the average balance of interest-bearing deposits to $976.5 million during the year ended December 31, 2012 from $1.08 billion during the year ended December 31, 2011.  The decrease in average interest-bearing deposits was exclusively the result of a decrease in time deposits, which carry a higher cost than demand, money market or savings accounts.  The decrease in time deposits was consistent with our liquidity needs and funding obligations.

Interest expense on borrowings increased $877,000, or 5.0%, to $18.4 million during the year ended December 31, 2012 from $17.5 million during the year ended December 31, 2011.  The increase resulted from a $28.7 million, or 6.4%, increase in average borrowings outstanding to $475.1 million during the year ended December 31, 2012 from $446.4 million during the year ended December 31, 2011.  The increased use of borrowings as a funding source during the year ended December 31, 2012 reflects an increased use of short-term repurchase agreements by our mortgage banking segment to fund loan originations to be sold in the secondary market.  The average cost of borrowings decreased 6 basis points to 3.87% during the year ended December 31, 2012 compared to 3.93% during the year ended December 31, 2011.

Net Interest Income. Net interest income decreased by $4.6 million, or 9.8%, to $41.9 million during the year ended December 31, 2012 as compared to $46.5 million during the year ended December 31, 2011.  The decrease in net interest income resulted primarily from a 22 basis point decrease in our interest rate spread to 2.45% during the year ended December 31, 2012 from 2.67% during the year ended December 31, 2011.  The 22 basis point decrease in the interest rate spread resulted from a 45 basis point decrease in the average yield on interest earning assets, which was only partially offset by a 23 basis point decrease in the average cost of interest bearing liabilities.

Provision for Loan Losses. Our provision for loan losses decreased $13.8 million, or 62.4%, to $8.3 million during the year ended December 31, 2012, from $22.1 million during the year ended December 31, 2011.  The decrease in the provision for loan losses resulted from a decrease in loans exhibiting risk characteristics that require estimated loan loss provisions in excess of our historical average experience when compared to the same period of the prior year.  While the provision for loan losses has decreased from the prior year, it remains at historical high levels.  These levels remain high due to continued general economic stress resulting in reduced levels of income earned by many of our borrowers combined with loan collateral values, primarily real estate, that remain at levels below those estimated at the time the loans were originally made.  These factors result in higher levels of actual loss experience which, when applied to the portfolio in general, require higher loan loss provisions.  The provision for the year ended December 31, 2012 reflects $9.7 million of net loan charge-offs.  See the "Asset Quality" section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income. Total noninterest income increased $48.0 million, or 111.0%, to $91.2 million during the year ended December 31, 2012 from $43.2 million during the year ended December 31, 2011.  The increase resulted from an increase in mortgage banking income.

Mortgage banking income increased $47.5 million, or 119.3%, to $87.4 million for the year ended December 31, 2012, compared to $39.8 million during the year ended December 31, 2011.  The $47.5 million increase in mortgage banking income was the result of increased origination and sales volumes as well as an increase in average sales margins.  The increase in average sales margins reflects an increase in pricing and fees on all products in all geographic markets, which was consistent with the industry as a whole.

Despite the increase in pricing, overall loan origination volumes increased significantly compared to the prior year reflecting the continued strong demand for fixed-rate loans carrying historically low interest rates.  Loans originated for sale in the secondary market totaled $1.75 billion during the year ended December 31, 2012, which represents a $722.1 million, or 70.3%, increase in originations from the year ended December 31, 2011, which totaled $1.03 billion.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  During the year ended December 31, 2012, the growth in loan origination volume resulted in a shift towards lower yielding conventional loans and loans made for the purposes of refinancing; however, margins increased for all loan types and loan purpose, compared to the year ended December 31, 2011.   Loans originated to purchase  residential property, which generally yield a higher margin than loans originated to refinance an existing loan, comprised 55.4% of total originations during the year ended December 31, 2012, compared to 65.1% during the year ended December 31, 2011.  The mix of loan type changed slightly with conventional loans and governmental loans comprising 67.3% and 32.7% of all loan originations, respectively, during the year ended December 31, 2012.  During the year ended December 31, 2011 conventional loans and governmental loans comprised 61.6% and 38.4% of all loan originations, respectively.  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture.

Noninterest Expense. Total noninterest expense increased $27.6 million, or 37.0%, to $102.1 million during the year ended December 31, 2012 from $74.6 million during the year ended December 31, 2011.  The increase was primarily attributable to increased compensation and other noninterest expense related to our mortgage banking segment.

Compensation, payroll taxes and other employee benefit expense increased $24.3 million, or 62.2%, to $63.5 million during the year ended December 31, 2012 compared to $39.2 million during the year ended December 31, 2011.  Due primarily to an increase in loan origination activity, total compensation, payroll taxes and other employee benefits at our mortgage banking subsidiary increased $23.8 million, or 88.5%, to $50.7 million for the year ended December 31, 2012 from $26.9 million during the year ended December 31, 2011.  The increase in compensation expense at our mortgage banking subsidiary resulted from the increase in mortgage banking income and higher compensation for our mortgage banking loan officers under commission based compensation structure.  Compensation, payroll taxes and other employee benefits at our banking segment increased $418,000, or 3.2%, to $13.4 million for the year ended December 31, 2012 compared to $13.0 million during the year ended December 31, 2011.

Real estate owned expense decreased $3.4 million, or 28.0%, to $8.7 million during the year ended December 31, 2012 from $12.1 million during the year ended December 31, 2011.  Real estate owned expense includes the operating costs related to the properties, net of rental income.  In addition, it includes net gain or loss recognized upon the sale of foreclosed property, as well as write-downs recognized to maintain the properties at the lower of cost or estimated fair value.  The decrease in real estate owned expense results from a decrease in net property management expense and an increase in net gains on the sales of properties, partially offset by an increase in write-downs of asset values.  During the year ended December 31, 2012, net operating expense, which includes property taxes, maintenance and management fees, net of rental income, decreased $3.5 million, or 57.6%, to $2.6 million from $6.1 million during the year ended December 31, 2011.  The decrease in net operating expense compared to the prior period resulted from both an improvement in the operating results of income producing properties as well as a decrease in the number and balance of properties owned.  Total real estate owned decreased $20.7 million, or 36.5%, to $36.0 million at December 31, 2012 from $56.7 million at December 31, 2011.  Net losses recognized on the sale or write-down of real estate owned totaled $6.2 million during the year ended December 31, 2012, compared to $6.1 million during the year ended December 31, 2011.

Other noninterest expense increased $4.6 million, or 61.9%, to $12.0 million during the year ended December 31, 2012 from $7.4 million during the year ended December 31, 2011.  The increase resulted from a $4.6 million increase in operational costs related to the expansion of our mortgage banking operations to $10.5 million for the year ended December 31, 2012, compared to $5.9 million during the year ended December 31, 2011.

Income Taxes.  Despite pre-tax income of $22.7 million for the year ended December 31, 2012, we recognized a net income tax benefit of $12.2 million.  The $12.2 million benefit was primarily the result of the December 31, 2012 full reversal of $17.0 million of remaining net deferred tax asset valuation allowances originally established in 2008.  From 2008 until the end of 2012, a valuation allowance was necessary largely because of cumulative losses for three or more consecutive years as a result of significant loan loss provisions and related asset quality issues, combined with real estate instability and general economic weakness.  At December 31, 2012, however, pretax income in each of the four quarters of 2012 and for the year, the existence of federal income taxes paid during the year ended December 31, 2012 and available for carry back in future years, the stabilization of real estate markets and general improvements in economic conditions indicated that it was more likely than not that net deferred tax assets will be realized in future periods.  The $17.0 million in deferred federal and state income tax benefit for the year ended December 31, 2012 was partially offset by $4.7 million in current federal and state income tax expense.

Despite a pre-tax loss, we recorded income tax expense of $562,000 for the year ended December 31, 2011.  Tax expense is comprised of current estimated expense of $1.2 million resulting from an IRS audit of tax years 2005 through 2009 which is still in progress, plus current estimated state income tax expense of $74,000 related to mortgage banking operations apportioned to states in which taxes are based on separate company operations.  This was partially offset by current income tax benefit of $736,000 for an intra-period tax allocation between other comprehensive income and loss from continuing operations, and represents an out-of-period adjustment for an error that originated in 2008 which was corrected during the quarter ended June 30, 2011.  The correction of the error was not material to the year ended December 31, 2011.

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

General. Net loss for the year ended December 31, 2011 totaled $7.5 million, or $0.24 for both basic and diluted loss per share, compared to a net loss of $1.9 million, or $0.06 for both basic and diluted loss per share, for the year ended December 31, 2010.  For the year ended December 31, 2011 we had a loss on average assets of 0.43% and a loss on average equity of 4.47%, compared to a loss on average assets of 0.10% and a loss on average equity of 1.09% for the year ended December 31, 2010. The results of operations for the year ended December 31, 2011 as compared to the year ended December 31, 2010 reflect a $5.6 million increase in real estate owned expense, a $3.1 million decrease in net interest income and a $1.1 million decrease in pre-tax results of operations from our mortgage banking subsidiary partially offset by a $3.8 million reduction in the provision for loan losses.

Segment Review. As described in Note 19, "Segment Reporting," of the notes to consolidated financial statements, our primary reportable segment is community banking. Community banking consists of lending and deposit gathering (as well as other banking-related products and services) to consumers and businesses and the support to deliver, fund, and manage such banking services. Our mortgage banking segment provides residential mortgage products for the purpose of sale on the secondary market.

Mortgage banking segment assets (which consist predominantly of loans held for sale) decreased $8.8 million, or 8.0%, to $100.2 million as of December 31, 2011 compared to $108.9 million as of December 31, 2010. A $4.4 million increase in mortgage banking revenues was attributable to increased margins on the sale of loans held for sale. The major components of mortgage banking revenues include fees and premiums associated with the sale of residential loans held for sale, which are discussed below in "—Noninterest income." The major expenses for the mortgage banking segment are compensation, payroll taxes and other employee benefits, as well as occupancy, office furniture and equipment and other expenses, which are covered generally in the consolidated discussion below in "—Noninterest Expense."

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

Interest income from mortgage-related securities decreased $1.5 million, or 28.7%, to $3.8 million during the year ended December 31, 2011 from $5.4 million during the year ended December 31, 2010. The decrease in interest income was primarily due to a 93 basis point decrease in the average yield on mortgage-related securities to 4.06% for the year ended December 31, 2011 from 4.99% during the year ended December 31, 2010. The decrease in interest income from mortgage-related securities also reflects a $13.3 million, or 12.4%, decrease in the average balance of mortgage-related securities to $94.1 million for the year ended December 31, 2011 from $107.4 million during the year ended December 31, 2010. The decline in the average balance of mortgage-related securities during the year ended December 31, 2011 reflects management's decision to deemphasize investments in mortgage-related securities and emphasize more liquid, less volatile, government agency and municipal securities.

Finally, interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) decreased to $3.3 million for the year ended December 31, 2011 compared to $3.4 million for the year ended December 31, 2010. Interest income decreased due to a 30 basis point decline in the average yield on other earning assets to 1.36% for the year ended December 31, 2011 from 1.66% for the year ended December 31, 2010. The decline in average yield provided by these assets reflects the lower overall interest rate environment as opposed to a shift in investment strategy and product mix. The decrease in interest income due to a decline in average yield was partially offset by an increase of $33.3 million, or 16.2%, in the average balance of other earning assets to $239.4 million during the year ended December 31, 2011 from $206.1 million during the year ended December 31, 2010. The increase in average balance reflects a strategic shift towards investments which provide higher levels of liquidity.  We intend to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on loans and mortgage related securities.

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

Interest expense on deposits decreased $5.7 million, or 27.2%, to $15.3 million during the year ended December 31, 2011 from $21.0 million during the year ended December 31, 2010. This was due to a decrease in the cost of average deposits of 41 basis points to 1.41% for the year ended December 31, 2011 compared to 1.82% for the year ended December 31, 2010. The decrease in the cost of deposits reflects the low interest rate environment due to the Federal Reserve Board's low short-term interest rate policy. These rates are typically used by financial institutions in pricing deposit products. The decrease in interest expense attributable to the decrease in the cost of deposits was compounded by a decrease of $71.9 million, or 6.2%, in the average balance of interest bearing deposits to $1.08 billion during the year ended December 31, 2011 from $1.16 billion during the year ended December 31, 2010. During the year ended December 31, 2011, proceeds received from the loan principal pay downs were primarily utilized to maintain a higher than normal level of liquidity. Consistent with our liquidity needs and funding obligations we reduced our level of higher cost time deposits during the year ended December 31, 2011.

Interest expense on borrowings decreased $1.7 million, or 9.0%, to $17.5 million during the year ended December 31, 2011 from $19.3 million during the year ended December 31, 2010. The decrease resulted from a $35.4 million, or 7.3%, decrease in average borrowings outstanding to $446.4 million during the year ended December 31, 2011 from $481.8 million during the year ended December 31, 2010. The decrease in interest expense resulted from a decrease in the average balance as well as a decrease in the cost of borrowings of seven basis points to 3.93% for the year ended December 31, 2011 compared to 4.00% for the year ended December 31, 2010. The decreased use of borrowings as a source of funding during the year ended December 31, 2011 reflects our decision to utilize core deposits as our primary funding source.

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

Noninterest Income. Total noninterest income increased $4.2 million, or 10.9%, to $43.2 million during the year ended December 31, 2011 from $39.0 million during 2010. The increase resulted primarily from an increase in mortgage banking income.

Mortgage banking income increased $4.4 million, or 12.4%, to $39.8 million for the year ended December 31, 2011, compared to $35.5 million during the year ended December 31, 2010. The $4.4 million increase in mortgage banking income was primarily the result of an increase in average sales margin which was driven by the following factors: an increase in pricing on all products in all geographic markets, a change in product mix towards real estate purchase loans which yield a higher margin than loans originated for the purpose of a refinancing and change in the geographic composition of origination activity towards higher yielding geographic markets.

Despite the increase in pricing, overall loan origination volumes remained relatively consistent which reflects the continued strong demand for fixed-rate loans due in large part to historically low interest rates on these products. While the loan origination volume remained relatively consistent during the years ended December 31, 2011 and 2010, there was a shift in the mix of loan purpose toward loans originated for the purpose of a residential property purchase, which yield a higher return, as opposed to a loan originated for the purpose of refinancing an existing mortgage loan. During the year ended December 31, 2011, approximately 64% of all loans were originated for purchase and 36% were originated to refinance an existing loan. During the year ended December 31, 2010, approximately 45% of all loans were originated for purchase and 55% were originated to refinance an existing loan. In addition to the shift in product mix during the year ended December 31, 2011, there was a shift in origination volume by geographic market. Loan origination volumes increased by a combined $164.1 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010 with respect to three of our higher yielding geographic markets. In addition, during the same time frame, loan origination volumes decreased by approximately $165.5 million in one of our lower yielding geographic markets. While margins increased in all markets, this shift in origination volumes by market resulted in higher average margins during the year ended December 31, 2011.

Noninterest Expense. Total noninterest expense increased $10.0 million, or 14.4%, to $74.6 million during the year ended December 31, 2011 from $64.6 million during the year ended December 31, 2010. The increase was primarily attributable to increased compensation, real estate owned expense and other noninterest expense.

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

Real estate owned expense increased $5.6 million, or 84.4%, to $12.1 million during the year ended December 31, 2011 from $6.6 million during the year ended December 31, 2010. Real estate owned expense includes the net operating and carrying costs related to the properties. In addition, it includes net gain or loss recognized upon the sale of a foreclosed property, as well as write-downs recognized to maintain the properties at their estimated fair value. The increase in real estate owned expense results from an increase in properties under management and an increase in write downs of asset values, which is reflective of a strategy to become more aggressive in pricing specific properties to expedite the sale process. During the year ended December 31, 2011, net operating expense, which includes but is not limited to property taxes, maintenance and management fees, net of rental income increased $180,000, or 3.0%, to $6.1 million from $5.9 million during the year ended December 31, 2010. The increase in net operating expense compared to the prior period resulted from an increase in the number of properties owned. The average balance of real estate owned totaled $60.3 million for the year ended December 31, 2011 compared to $53.7 million for the year ended December 31, 2010. Net losses recognized on write-down of real estate owned net of net gains on sales totaled $6.1 million during the year ended December 31, 2011, compared to $675,000 during the year ended December 31, 2010.

Other noninterest expense increased $1.0 million, or 15.8%, to $7.4 million during the year ended December 31, 2011 from $6.4 million during the year ended December 31, 2010. The increase resulted from an increase in operational costs related to the expansion of our mortgage banking operations to $5.9 million for the year ended December 31, 2011 from $4.6 million during 2010.

Income Taxes. Despite a pre-tax loss, we recorded income tax expense of $562,000 for the year ended December 31, 2011. Tax expense is comprised of current estimated expense of $1.2 million resulting from an Internal Revenue Service audit of tax years 2005 through 2009, plus current estimated state income tax expense of $74,000 related to mortgage banking operations apportioned to states in which taxes are based on separate company operations.  These were partially offset by current income tax benefit of $736,000 for an intra-period tax allocation between other comprehensive income and loss from continuing operations, and represents an out-of-period adjustment for an error that originated beginning in 2008 that was corrected during the quarter ended June 30, 2011. The correction of the error was not material to the years ended December 31, 2011 or 2010.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Our liquidity ratio averaged 5.1% and 6.2% for the years ended December 31, 2012 and 2011. The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets. We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans. We also adjust liquidity as appropriate to meet asset and liability management objectives. The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the Chief Financial Officer as supported by the full Asset/Liability Committee. Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators. Regulatory liquidity, as required by the Wisconsin Department of Financial Institutions, is based on current liquid assets as a percentage of the prior month's average deposits and short-term borrowings. Minimum primary liquidity is equal to 4.0% of deposits and short-term borrowings and minimum total regulatory liquidity is equal to 8.0% of deposits and short-term borrowings. The Bank's primary and total regulatory liquidity at December 31, 2012 were 11.69% and 17.38%, respectively.

Our primary sources of liquidity are deposits, repayment of loans, sales of loans held for sale, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows, loan prepayments and the origination and sale of loans held for sale are greatly influenced by market interest rates, economic conditions, and rates offered by our competitors. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. Additional sources of liquidity for the purpose of managing long- and short-term cash flows include advances from the Federal Home Loan Bank of Chicago.

A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities. At December 31, 2012 and 2011, $71.5 million and $80.4 million, respectively, of our assets were invested in cash and cash equivalents. Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage related securities, increases in deposit accounts, Federal funds purchased and advances from the Federal Home Loan Bank of Chicago.

On October 10, 2007, the Federal Home Loan Bank of Chicago entered into a consensual cease and desist order with its regulator, the Federal Housing Finance Board. Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the Federal Home Loan Bank of Chicago has received approval of the Director of the Office of Supervision of the Federal Housing Finance Board (the "OS Director"). The order also provides that dividend declarations are subject to the prior written approval of the OS Director. We currently hold, at cost, $20.2 million of Federal Home Loan Bank of Chicago stock, all of which we believe we will ultimately be able to recover. During 2011, the Federal Home Loan Bank of Chicago received authorization to resume dividend payments to its members and received authorization to initiate an excess stock repurchase plan. Subject to a quarterly assessment of the Federal Home Loan Bank of Chicago's capacity to repurchase, the stock repurchase plan will allow for the repurchase of member bank's excess stock that they no longer wish to hold.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

During the years ended December 31, 2012, 2011 and 2010, loan repayments net of loan originations generated positive cash flows of $51.0 million, $42.7 million and $46.6 million, respectively. The decrease in loans receivable is reflective of the general decline in loan demand for variable-rate residential real estate mortgage loans combined with the Company's tightened underwriting standards given the current economic conditions. Cash received from the calls, maturities and principal repayments of debt and mortgage related securities and structured notes totaled $109.2 million, $93.5 million and $87.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. We purchased $134.9 million, $100.0 million and $101.7 million in debt and mortgage related securities classified as available for sale during the years ended December 31, 2012, 2011 and 2010, respectively. We sold $30.1 million, $3.3 million and $20.7 million in available for sale debt and mortgage related securities during the years ended December 31, 2012, 2011 and 2010, respectively.

Deposit flows are generally affected by the level of interest rates, market conditions and products offered by local competitors and other factors. The net decrease in deposits was $111.8 million during the year ended December 31, 2012. This compares to a net decrease in deposits of $94.2 million for the year ended December 31, 2011 and $19.4 million for the year ended December 31, 2010.

Liquidity management is both a daily and longer-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago, which provide an additional source of funds. At December 31, 2012, we had $350.0 million in fixed-rate advances from the Federal Home Loan Bank of Chicago, of which none were due within 12 months, but all of which are putable at the option of the Federal Home Loan Bank of Chicago. The weighted average rate on these advances was 3.88% as of December 31, 2012.

At December 31, 2012, we had outstanding commitments to originate loans of $20.8 million and unfunded commitments under construction loans, lines of credit and standby letters of credit of $34.8 million. At December 31, 2012, certificates of deposit scheduled to mature in less than one year totaled $454.6 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by us, we will have to utilize other funding sources, such as Federal Home Loan Bank of Chicago advances or the Federal Reserve Discount Window to maintain our level of assets. However, such borrowings may not be available on attractive terms, or at all, if and when needed. Alternatively, we would reduce our level of liquid assets, such as our cash and cash equivalents and securities available for sale in order to meet funding needs. In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

WaterStone Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories.  At December 31, 2012, WaterStone Bank exceeded all regulatory capital requirements and is considered "well capitalized" under regulatory guidelines.  See "Supervision and Regulation—Capital Requirements" and note 9 of the notes to the consolidated financial statements.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
WaterStone Bank has various financial obligations, including contractual obligations and commitments that may require future cash payments.  The following tables present information indicating various non-deposit contractual obligations and commitments of WaterStone Bank as of December 31, 2012 and the respective maturity dates.
Contractual Obligations

			More Than	More Than
			One Year	Three Years
		One Year or	Through	Through Five	Over Five
	Total	Less	Three Years	Years	Years
	(In Thousands)
Deposits without a stated maturity (4)	$202,593	202,593	-	-	-
Certificates of deposit (4)	736,920	454,561	251,822	30,517	20
Bank lines of credit (4)	45,888	45,888
Federal Home Loan Bank advances (1)	350,000	-	-	285,000	65,000
Repurchase agreements (2) (4)	84,000	-	-	84,000	-
Operating leases (3)	3,223	1,664	1,306	253	-
Salary continuation agreements	765	170	340	255	-
Total Contractual Obligations	$1,423,389	704,876	253,468	400,025	65,020
_______________
(1)  Secured under a blanket security agreement on qualifying assets, principally, mortgage loans.  Excludes interest that will accrue on the advances.
      All Federal Home Loan Bank advances are callable on a quarterly basis.
(2)  The repurchase agreements are callable on a quarterly basis.
(3)  Represents non-cancellable operating leases for offices and equipment.
(4)  Excludes interest.

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of December 31, 2012.

Other Commitments

			More than	More than
			One Year	Three
			through	Years
		One Year	Three	Through	Over Five
	Total	or Less	Years	Five Years	Years
	(In Thousands)
Real estate loan commitments(1)	$20,836	20,836	-	-	-
Unused portion of home equity lines of credit(2)	17,628	17,628	-	-	-
Unused portion of construction loans(3)	5,502	5,502	-	-	-
Unused portion of business lines of credit	10,967	10,967	-	-	-
Standby letters of credit	736	736	-	-	-
Total Other Commitments	$55,669	55,669	-	-	-
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

Future Accounting Pronouncements

New accounting policies adopted by the Company during 2012 are discussed in Note 1, "Summary of Significant Accounting Policies," of the notes to consolidated financial statements. The expected impact of accounting policies recently issued or proposed but not yet required to be adopted are discussed below.  To the extent the adoption of new accounting standards materially affects the Company's financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.

In December 2011, the Financial Accounting Standards Board (FASB) issued amendments to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements with certain financial instruments and derivative instruments.  The amendments are effective for annual reporting periods beginning on or after January 1, 2013, with retrospective application to the disclosures of all comparative periods presented.  The Company will adopt the accounting standard during 2013, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.

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

Quarterly Financial Information

The following table sets forth certain unaudited quarterly data for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2012 (unaudited)
Interest income	$18,142	$17,788	$17,274	$16,642
Interest expense	7,716	7,160	6,639	6,386
Net interest income	10,426	10,628	10,635	10,256
Provision for loan losses	3,675	1,425	2,000	1,200
Net interest income after provision for loan losses	6,751	9,203	8,635	9,056
Total noninterest income	15,002	23,252	27,775	25,174
Total noninterest expense	19,515	26,236	27,817	28,570
Income before income taxes	2,238	6,219	8,593	5,660
Income taxes (benefit)	30	41	145	(12,420)
Net income	$2,208	$6,178	$8,448	$18,080
Income per share – basic	$0.07	$0.20	$0.27	$0.58
Income per share - diluted	$0.07	$0.20	$0.27	$0.58

2011 (unaudited)
Interest income	$20,337	$19,881	$19,572	$19,562
Interest expense	8,410	8,167	8,094	8,165
Net interest income	11,927	11,714	11,478	11,397
Provision for loan losses	4,875	5,281	6,006	5,915
Net interest income after provision for loan losses	7,052	6,433	5,472	5,482
Total noninterest income	6,797	10,177	13,602	12,653
Total noninterest expense	15,354	17,969	19,216	22,040
Loss before income taxes	(1,505)	(1,359)	(142)	(3,905)
Income taxes (benefit)	39	(775)	64	1,234
Net loss	$(1,544)	$(584)	$(206)	$(5,139)
Loss per share – basic	$(0.05)	$(0.02)	$(0.01)	$(0.16)
Loss per share - diluted	$(0.05)	$(0.02)	$(0.01)	$(0.16)

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
Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at December 31, 2012 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a negative impact on net interest income and earnings.
Percentage Increase (Decrease) in Estimated Net Annual Interest Income Over 12 Months

300 basis point gradual rise in rates	1.32%
200 basis point gradual rise in rates	0.26%
100 basis point gradual rise in rates	(0.78%)
Unchanged rate scenario	(2.21%)
100 basis point gradual decline in rates (1)	(4.37%)

(1)	Given the current low point in the interest rate cycle, down scenarios in excess of 100 basis points are not meaningful.
WaterStone Bank's Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 20% for various levels of interest rate changes measured over a 12-month period when compared to the flat rate scenario.  In addition, projected changes in the economic value of equity are limited to a maximum decline of 10% to 80% for interest rate movements of 100 to 300 basis points when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  At December 31, 2012, a 100 basis point gradual increase in interest rates had the effect of reducing forecast net interest income by 0.78% while a 100 basis point decrease in rates had the effect of reducing net interest income by 4.37%.  At December 31, 2012, a 100 basis point gradual increase in interest rates had the effect of reducing the economic value of equity by 4.63% while a 100 basis point decrease in rates had the effect of increasing the economic value of equity by 3.30%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors
 Waterstone Financial, Inc.:
We have audited the accompanying consolidated statements of financial condition of Waterstone Financial, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Waterstone Financial, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Milwaukee, Wisconsin
March 15, 2013

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
December 31, 2012 and 2011

	December 31,
	2012	2011
Assets	(In Thousands, except share data)
Cash	$37,129	72,336
Federal funds sold	28,576	8,044
Interest-earning deposits in other financial institutions and other short term investments	5,764	-
Cash and cash equivalents	71,469	80,380
Securities available for sale (at fair value)	205,017	206,519
Securities held to maturity (at amortized cost) fair value of $2,542 in 2011	-	2,648
Loans held for sale (at fair value)	133,613	88,283
Loans receivable	1,133,672	1,216,664
Less: Allowance for loan losses	31,043	32,430
Loans receivable, net	1,102,629	1,184,234

Office properties and equipment, net	26,935	27,356
Federal Home Loan Bank stock (at cost)	20,193	21,653
Cash surrender value of life insurance	38,061	36,749
Real estate owned	35,974	56,670
Prepaid expenses and other assets	27,185	8,359
Total assets	$1,661,076	1,712,851

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$84,140	68,457
Money market and savings deposits	118,453	104,102
Time deposits	736,920	878,733
Total deposits	939,513	1,051,292

Short-term borrowings	45,888	27,138
Long-term borrowings	434,000	434,000
Advance payments by borrowers for taxes	1,672	942
Other liabilities	37,369	33,107
Total liabilities	1,458,442	1,546,479

Shareholders' equity:
Preferred stock (par value $.01 per share), Authorized - 20,000,000 shares, no shares issued	-	-
Common stock (par value $.01 per share), Authorized - 200,000,000 shares in 2012 and 2011, Issued - 34,072,909 in 2012 and 33,974,450 in 2011, Outstanding - 31,348,556 in 2012 and 31,250,097 in 2011	341	340
Additional paid-in capital	110,490	110,894
Retained earnings	136,487	101,573
Unearned ESOP shares	(1,708)	(2,562)
Accumulated other comprehensive income, net of taxes	2,285	1,388
Treasury shares (2,724,353 shares), at cost	(45,261)	(45,261)
Total shareholders' equity	202,634	166,372
Total liabilities and shareholders' equity	$1,661,076	1,712,851

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2012, 2011 and 2010

	Years ended December 31,
	2012	2011	2010
	(In Thousands, except per share amounts)

Interest income:
Loans	$64,317	72,269	81,161
Mortgage-related securities	3,278	3,822	5,360
Debt securities, federal funds sold and short-term investments	2,251	3,261	3,412
Total interest income	69,846	79,352	89,933
Interest expense:
Deposits	9,477	15,289	20,989
Borrowings	18,424	17,547	19,280
Total interest expense	27,901	32,836	40,269
Net interest income	41,945	46,516	49,664
Provision for loan losses	8,300	22,077	25,832
Net interest income after provision for loan losses	33,645	24,439	23,832
Noninterest income:
Service charges on loans and deposits	1,331	1,078	1,093
Increase in cash surrender value of life insurance	1,071	1,124	1,138
Total other-than-temporary investment losses	(190)	(1,479)	-
Portion of (gain) loss recognized in other comprehensive income (before tax)	(23)	1,023	-
Net impairment losses recognized in earnings	(213)	(456)	-
Mortgage banking income	87,375	39,845	35,465
Gain on sale of available for sale securities	522	53	55
Other	1,117	1,585	1,242
Total noninterest income	91,203	43,229	38,993
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	63,507	39,159	36,323
Occupancy, office furniture, and equipment	6,968	6,488	5,762
Advertising	2,647	1,568	1,259
Data processing	1,523	1,400	1,372
Communications	1,277	968	902
Professional fees	2,109	1,648	1,689
Real estate owned	8,746	12,140	6,583
FDIC insurance premiums	3,390	3,814	4,353
Other	11,971	7,394	6,384
Total noninterest expenses	102,138	74,579	64,627
Income (loss) before income taxes	22,710	(6,911)	(1,802)
Income tax expense (benefit)	(12,204)	562	52
Net income (loss)	$34,914	(7,473)	(1,854)
Income (loss) per share:
Basic	$1.12	(0.24)	(0.06)
Diluted	$1.12	(0.24)	(0.06)
Weighted average shares outstanding:
Basic	31,054,825	30,929,415	30,804,063
Diluted	31,161,922	30,929,415	30,804,063

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2012, 2011 and 2010

	Years ended December 31,
	2012	2011	2010
	(In Thousands)
Net income (loss)	$34,914	(7,473)	(1,854)

Other comprehensive income (loss), net of tax:

Net unrealized holding gain (loss) on avaliable for sale securities arising during the period, net of tax (expense) benefit of ($791), ($1,240) and ($2,102) respectively	1,082	(201)	3,592

Reclassification adjustment for net gain (loss) on available for sale securities realized during the period, net of tax expense (benefit) of $124, ($22) and $22, respectively	(185)	31	(33)

Total other comprehensive income (loss)	897	(170)	3,559
Comprehensive income (loss)	$35,811	(7,643)	1,705

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Years Ended December 31, 2012, 2011 and 2010

						Accumulated
			Additional		Unearned	Other		Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Shares	Equity
	(In Thousands)

Balances at December 31, 2009	31,250	340	108,883	110,900	(4,269)	(2,001)	(45,261)	168,592

Comprehensive income (loss):
Net loss	—	—	—	(1,854)	—	—	—	(1,854)
Other comprehensive income	—	—	—	—	—	3,559	—	3,559
Total comprehensive loss								1,705
ESOP shares committed to be released to Plan participants	—	—	(589)	—	853	—	—	264
Stock based compensation	—	—	1,659	—	—	—	—	1,659

Balances at December 31, 2010	31,250	$340	109,953	109,046	(3,416)	1,558	(45,261)	172,220

Comprehensive income (loss):
Net loss	—	—	—	(7,473)	—	—	—	(7,473)
Other comprehensive loss:	—	—	—	—	—	(170)	—	(170)
Total comprehensive loss								(7,643)
ESOP shares committed to be released to Plan participants	—	—	(652)	—	854	—	—	202
Stock based compensation	—	—	1,593	—	—	—	—	1,593

Balances at December 31, 2011	31,250	$340	110,894	101,573	(2,562)	1,388	(45,261)	166,372

Comprehensive income:
Net income	—	—	—	34,914	—	—	—	34,914
Other comprehensive income:	—	—	—	—	—	897	—	897
Total comprehensive income								35,811
ESOP shares committed to be released to Plan participants	—	—	(548)	—	854	—	—	306
Stock based compensation	98	1	144	—	—	—	—	145

Balances at December 31, 2012	31,348	$341	110,490	136,487	(1,708)	2,285	(45,261)	202,634

See accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2012, 2011 and 2010

	Years ended December 31,
	2012	2011	2010
	(In Thousands)

Operating activities:
Net income (loss)	$34,914	(7,473)	(1,854)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	8,300	22,077	25,832
Provision for depreciation	2,081	1,842	1,859
Deferred income taxes	(16,895)	(735)	-
Stock based compensation	145	1,593	1,659
Net amortization of premium/discount on debt and mortgage related securities	1,647	635	70
Amortization of unearned ESOP shares	306	202	264
Gain on sale of loans held for sale	(90,171)	(37,667)	(35,465)
Loans originated for sale	(1,749,426)	(1,027,346)	(1,084,362)
Proceeds on sales of loans originated for sale	1,794,268	1,072,863	1,068,746
Decrease in accrued interest receivable	612	37	424
Increase in cash surrender value of life insurance	(1,071)	(1,124)	(1,138)
Decrease in accrued interest on deposits and borrowings	(372)	(239)	(1,011)
Increase in other liabilities	4,796	211	7,565
Increase (decrease) in accrued tax payable	(161)	1,282	5,606
Gain on sale of available for sale securities	(522)	(53)	(55)
Impairment of securities	213	456	-
Net realized and unrealized loss related to real estate owned	6,162	6,052	675
Other	(2,963)	2,477	(1,943)

Net cash (used in) provided by operating activities	(8,137)	35,090	(13,128)

Investing activities:
Net decrease in loans receivable	51,023	42,692	46,642
Purchases of:
Debt securities	(19,269)	(85,802)	(66,955)
Mortgage related securities	(115,660)	(14,184)	(34,700)
Premises and equipment, net	(1,674)	(1,021)	(925)
Bank owned life insurance	(240)	(240)	(306)
Proceeds from:
Principal repayments on mortgage-related securities	35,504	31,433	40,624
Maturities of debt securities	71,065	62,115	47,202
Sales of debt securities	11,798	—	14,023
Sales of mortgage-related securities	18,291	3,230	6,710
Calls of structured notes	2,648	—	—
Sales of foreclosed properties and other assets	36,580	23,231	33,577
Redemption of FHLB stock	1,459	—	—

Net cash provided by investing activities	91,525	61,454	85,892

Financing activities:
Net decrease in deposits	(111,779)	(94,237)	(19,361)
Net increase (decrease) in short-term borrowings	18,750	4,179	(50,941)
Net increase (decrease) in advance payments by borrowers for taxes	730	(1,437)	1,749

Net cash used by financing activities	(92,299)	(91,495)	(68,553)
(Decrease) increase in cash and cash equivalents	(8,911)	5,049	4,211
Cash and cash equivalents at beginning of year	80,380	75,331	71,120
Cash and cash equivalents at end of year	$71,469	80,380	75,331

Supplemental information:
Cash paid, credited or (received) during the period for:
Income tax payments (refunds)	4,852	69	(5,554)
Interest payments	28,273	33,076	41,013
Noncash investing activities:
Loans receivable transferred to other real estate	22,282	28,259	41,781

See Accompanying notes to consolidated financial statements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

1)	Summary of Significant Accounting Policies
a)	Organization
The board of directors of WaterStone Bank (the Bank) adopted the Plan of Reorganization and related Stock Issuance Plan on May 17, 2005, as amended on June 3, 2005, under which Waterstone Financial, Inc. (the Company) was formed to become the mid-tier holding company for the Bank. In addition, Lamplighter Financial, MHC, a Federally-chartered mutual holding company, was formed to become the majority owner of Waterstone Financial, Inc. The Company's outstanding common shares are 73.5% owned by Lamplighter Financial, MHC at December 31, 2012.
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
The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include: the allowance for loan losses, deferred income taxes, valuation of investments, evaluation of other than temporary impairment on investments and valuation of real estate owned. Actual results could differ from those estimates and the current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.
e)	Cash and Cash Equivalents
The Company considers federal funds sold and highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

f)	Securities
Available for Sale Securities
At the time of purchase, investment securities are classified as available for sale, as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity.  Any decision to sell investment securities available for sale would be based on various factors, including, but not limited to asset/liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations.  Available for sale securities are carried at fair value, with the unrealized gains and losses, net of deferred tax, reported as a separate component of equity, accumulated other comprehensive income.  The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities and collateralized mortgage obligations, over the estimated life of the security. Such amortization is included in interest income from securities.  Realized gains or losses on securities sales (using specific identification method) are included in other income.  Declines in value judged to be other than temporary are included in net impairment losses recognized in earnings in the consolidated statements of operations.
Held to Maturity Securities
Debt securities that the Company has the intent and ability to hold to maturity have been designated as held to maturity.  Such securities are stated at amortized cost.
Other Than Temporary Impairment
One of the significant estimates related to securities is the evaluation of investments for other than temporary impairment.  The Company assesses  investment securities with unrealized loss positions for other than temporary impairment on at least a quarterly basis.  When the fair value of an investment is less than its amortized cost at the balance sheet date of the reporting period for which impairment is assessed, the impairment is designated as either temporary or other than temporary.  In evaluating other than temporary impairment, management considers the length of time and extent to which the fair value has been less than cost and the expected recovery period of the security, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.  Declines in the fair value of investment securities below amortized cost are deemed to be other than temporary when the Company cannot assert that it will recover its amortized cost basis, including whether the present value of cash flows expected to be collected is less than the amortized cost basis of the security. If it is more likely than not that the Company will be required to sell the security before recovery or if the Company has the intent to sell, an other than temporary impairment write down is recognized in earnings equal to the difference between the security's amortized cost and its fair value.  If it is not more likely than not that the Company will be required to sell the security before recovery and if the Company does not intend to sell, the other than temporary impairment write down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to other factors, which is recognized as a separate component of equity.  Following the recognition of an other than temporary impairment representing credit loss, the book value of an investment less the impairment loss realized becomes the new cost basis.  Because the Company's assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other than temporary impairment exists and, if so, the amount considered other than temporarily impaired, or not impaired, is subjective and, therefore, the timing and amount of other than temporary impairments constitute material estimates that are subjective to significant change.
Federal Home Loan Bank Stock
Federal Home Loan Bank stock is carried at cost, which is the amount that the stock is redeemable by tendering to the FHLBC or the amount at which shares can be sold to other FHLBC members.  FHLBC dividends are recognized as income on their ex-dividend date.
g)	Loans Held for Sale
The origination of residential real estate loans is an integral component of the business of the Company. The Company generally sells its originations of long-term fixed interest rate mortgage loans in the secondary market. Gains and losses on the sales of these loans are determined using the specific identification method. The Company generally sells mortgage loans in the secondary market on a servicing released basis, however, servicing is retained when economic conditions so warrant. Mortgage loans originated for sale are generally sold within 45 days after closing.
The Company has elected to carry loans held for sale at fair value.  Fair value is generally determined by estimating a gross premium or discount, which is derived from pricing currently observable in the market.  The amount by which cost differs from market value is accounted for as a valuation adjustment to the carrying value of the loans.  Changes in value are included in mortgage banking income in the consolidated statements of operations.  The carrying value of loans held for sale included a market valuation adjustment of $6.0 million at December 31, 2012 and $3.2 million at December 31, 2011.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

Costs to originate loans held for sale are expensed as incurred and are included on the appropriate noninterest expense lines of the statements of operations.  Salaries, commissions and related payroll taxes are the primary costs to originate and comprise approximately 73% of total mortgage banking noninterest expense.
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
A loan is accounted for as a troubled debt restructuring if the Company, for economic reasons related to the borrower's financial condition, grants a concession to the borrower that it would not otherwise consider.  A troubled debt restructuring typically involves a modification of terms such as a reduction of the stated interest rate, a deferral of principal payments or a combination of both for a temporary period of time.  If the borrower was performing in accordance with the original contractual terms at the time of the restructuring, the restructured loan is accounted for on an accruing basis as long as the borrower continues to comply with the modified terms.  If the loan was not accounted for on an accrual basis at the time of restructuring, the restructured loan remains in non-accrual status until the loan returns to its original contractual terms and a positive payment history is established.
i)	Allowance for Loan Losses
The allowance for loan losses is presented as a reserve against loans and represents the Bank's assessment of probable loan losses inherent in the loan portfolio.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Estimated loan losses are charged against the allowance when the loan balance is confirmed to be uncollectible directly or indirectly by the borrower or upon initiation of a foreclosure action by the Bank.  Subsequent recoveries, if any, are credited to the allowance.
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
The Bank evaluates the need for specific valuation allowances on loans that are considered impaired. A loan is considered impaired when, based on current information and events, it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Within the loan portfolio, all non-accrual loans and loans modified under troubled debt restructurings have been determined by the Bank to meet the definition of an impaired loan.  In addition, other one- to four-family, over four-family, construction and land, commercial real estate and commercial loans may be considered impaired loans.  A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

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
The appropriateness of the allowance for loan losses is approved quarterly by the Bank's board of directors. The allowance reflects management's best estimate of the amount needed to provide for the probable loss on impaired loans, as well as other credit risks of the Bank, and is based on a risk model developed and implemented by management and approved by the Bank's board of directors.
Actual results could differ from this estimate, and future additions to the allowance may be necessary based on unforeseen changes in economic conditions. In addition, federal regulators periodically review the Bank's allowance for loan losses. Such regulators have the authority to require the Bank to recognize additions to the allowance at the time of their examination.
j)	Real Estate Owned
Real estate owned consists of properties acquired through, or in lieu of, loan foreclosure.  Real estate owned is transferred into the portfolio at the lower of estimated fair value less anticipated selling costs based upon the property's appraised value at the date of transfer or the net carrying value of the loan.  To the extent that the net carrying value of the loan exceeds the estimated fair value of the property at the date of transfer, the excess is charged to the allowance for loan losses.  Subsequent write-downs to reflect current fair market value, as well as gains and losses upon disposition and revenue and expenses incurred in maintaining such properties, are treated as period costs and included in real estate owned in the consolidated statements of operations.
k)	Mortgage Servicing Rights
The Company sells residential mortgage loans in the secondary market and, on a selective basis, retains the right to service the loans sold.  Upon sale, a mortgage servicing rights asset is capitalized, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities.  Mortgage servicing rights, when purchased, are initially recorded at fair value.  Mortgage servicing rights are amortized over the period of estimated net servicing income, and assessed for impairment at each reporting date. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in other assets, net in the consolidated balance sheets.
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

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

n)	Income Taxes
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

Positions taken in the Company's tax returns may be subject to challenge by the taxing authorities upon examination.  The benefit of uncertain tax positions are initially recognized in the financial statements only when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.   Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement.

o)	Earnings Per Share
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
p)	Comprehensive Income
Comprehensive income is the total of reported net income and changes in unrealized gains or losses, net of tax, on securities available for sale.
q)	Employee Stock Ownership Plan (ESOP)
Compensation expense under the ESOP is equal to the fair value of common shares released or committed to be released to participants in the ESOP in each respective period.  Common stock purchased by the ESOP and not committed to be released to participants is included in the consolidated statements of financial condition at cost as a reduction of shareholders' equity.
r)	Impact of Recent Accounting Pronouncements

In June 2011, the FASB issued guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The amendments require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments were effective for interim and annual periods beginning after December 15, 2011 with retrospective application.  Subsequently, in December 2011, the FASB decided that the requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. Therefore, those requirements will not be effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2011.  The adoption of this accounting standard did not have a material impact on the Company's results of operations, financial position, and liquidity.  See the Consolidated Statement of Comprehensive Income (Loss) for required disclosures.

In May 2011, the FASB issued guidance on measuring fair value to create common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  The amendments change the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements.  The amendments also clarify the Board's intent about the application of existing fair value measurement and disclosure requirements.  The amendments were effective for interim and annual periods beginning after December 15, 2011.  The adoption of this accounting standard did not have a material impact on the Company's results of operations, financial position, and liquidity.  See Note 16 for required disclosures on fair value measurements.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

2)	Securities
Securities Available for Sale
The amortized cost and fair values of the Company's investment in securities follow:

	December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$116,813	2,349	(106)	119,056
Collateralized mortgage obligations
Government sponsored enterprise issued	29,207	373	(1)	29,579
Mortgage related securities	146,020	2,722	(107)	148,635

Government sponsored enterprise bonds	8,000	17	—	8,017
Municipal securities	35,493	2,043	(165)	37,371
Other debt securities	5,000	70	—	5,070
Debt securities	48,493	2,130	(165)	50,458

Certificates of Deposit	5,880	45	(1)	5,924
	$200,393	4,897	(273)	205,017

	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$33,561	1,857	(1)	35,417
Collateralized mortgage obligations
Government sponsored enterprise issued	32,650	559	(13)	33,196
Private label issued	19,475	16	(1,040)	18,451
Mortgage related securities	85,686	2,432	(1,054)	87,064

Government sponsored enterprise bonds	71,210	152	(13)	71,349
Municipal securities	37,644	1,744	(320)	39,068
Other debt securities	5,000	118	—	5,118
Debt securities	113,854	2,014	(333)	115,535

Certificates of Deposit	3,920	2	(2)	3,920
	$203,460	4,448	(1,389)	206,519

The Company's mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by one of the following government sponsored enterprises: Fannie Mae, Freddie Mac or Ginnie Mae.  At December 31, 2012, $6.1 million of the Company's government sponsored enterprise bonds and $95.8 million of the Company's mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.  As of December 31, 2012, $8.0 million of municipal securities were pledged as collateral to secure Federal Home Loan Bank advances.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

The amortized cost and fair value of securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers or borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2012
	Amortized
	cost	Fair value
	(In Thousands)
Debt securities:
Due within one year	$2,925	2,932
Due after one year through five years	22,354	23,376
Due after five years through ten years	10,239	10,288
Due after ten years	18,855	19,786
Mortgage-related securities	146,020	148,635
	$200,393	205,017

Total proceeds and gross gains and losses from sales of investment securities available for sale for each of periods listed below.

		December 31,
	2012	2011	2010
		(In Thousands)
Gross gains	$522	53	136
Gross losses	-	-	(81)
Gains on sale of investment securities, net	$522	53	55

Proceeds from sales of investment securities	$30,089	3,230	20,733

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	19,382	(106)	—	—	19,382	(106)
Collateralized mortgage obligations
Government sponsored enterprise issued	1,419	(1)	—	—	1,419	(1)
Municipal securities	9,009	(94)	398	(71)	9,407	(165)
Certificates of Deposit	244	(1)	—	—	244	(1)
	$30,054	(202)	398	(71)	30,452	(273)

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	1,167	(1)	—	—	1,167	(1)
Collateralized mortgage obligations
Government sponsored enterprise issued	5,726	(13)	—	—	5,726	(13)
Private-label issue	—	—	15,408	(1,040)	15,408	(1,040)
Government sponsored enterprise bonds	12,487	(13)	—	—	12,487	(13)
Municipal securities	228	(87)	1,989	(233)	2,217	(320)
Certificates of Deposit	1,958	(2)	—	—	1,958	(2)
	$21,566	(116)	17,397	(1,273)	38,963	(1,389)

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
During the year ended December 31, 2012, the Company identified two private-label collateralized mortgage obligation securities for which a cash flow analysis was performed to determine whether an other-than-temporary impairment was warranted.  This evaluation indicated that the two private-label collateralized mortgage obligations were other-than-temporarily impaired.  Estimates of discounted cash flows based on expected yield at time of original purchase, prepayment assumptions based on actual and anticipated prepayment speed, actual and anticipated default rates and estimated level of severity given the loan to value ratios, credit scores, geographic locations, vintage and levels of subordination related to the security and its underlying collateral resulted in a projected credit loss on the collateralized mortgage obligations.  During the year ended December 31, 2012, the Company's analysis resulted in an additional $113,000 in credit losses that were charged to earnings with respect to one of these two collateralized mortgage obligations.  The analysis with respect to the second collateralized mortgage obligation indicated no additional estimated credit loss for the year ended December 31, 2012.  During the year ended December 31, 2012, the two aforementioned private-label collateralized mortgage obligations were sold at a combined gain of $282,000.  At the time of sale, these securities had a combined amortized cost of $18.0 million.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

In addition to the securities discussed above, during the year ended December 31, 2012, the Company identified two municipal securities that were deemed to be other-than-temporarily impaired.  Both securities were issued by a tax incremental district in a municipality located in Wisconsin.  During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern.  During the year ended December 31, 2012, the Company's analysis of these securities resulted in $100,000 in credit losses that were charged to earnings with respect to these two municipal securities.  As of December 31, 2012, these securities had a combined amortized cost of $215,000 and a combined estimated fair value of $237,000.  As of December 31, 2012, the Company had one municipal security which had been in an unrealized loss position for twelve months or longer.  This security was determined not to be other-than-temporarily impaired as of December 31, 2012.
The following table presents the change in other-than-temporary credit related impairment charges on collateralized mortgage obligations and municipal securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(in thousands)
Credit related impairments on securities as of December 31, 2010	$1,640
Credit related impairments related to a security for which other-than-temporary impairment was not previously recognized	-
Increase in credit related impairments related to securities for which an other-than-temporary impairment was previously recognized	456
Credit related impairments on securities as of December 31, 2011	2,096
Credit related impairments related to a security for which other-than-temporary impairment was not previously recognized	100
Increase in credit related impairments related to securities for which an other-than-temporary impairment was previously recognized	113
Reduction for sales of securities for which other-than-temporary impairment was previously recognized	(2,209)
Credit related impairments on securities as of December 31, 2012	$100

Exclusive of the two aforementioned municipal securities, the Company has determined that the decline in fair value of the remaining securities is not attributable to credit deterioration, and as the Company does not intend to sell nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis, these securities are not considered other-than-temporarily impaired.
Continued deterioration of general economic market conditions could result in the recognition of future other than temporary impairment losses within the investment portfolio and such amounts could be material to our consolidated financial statements.
Securities Held to Maturity
As of December 31, 2012, the Company does not hold any securities that are designated as held to maturity.  During the year ended December 31, 2012, the one security held by the Company that had been designated as held to maturity was called by the issuer.  This security had an amortized cost of $2.6 million at the time that it was called.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

3)	Loans Receivable
Loans receivable at December 31, 2012 and 2011 are summarized as follows:

	December 31,
	2012	2011
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$460,821	496,736
Over four-family	514,363	552,240
Home equity	36,494	38,599
Construction and land	33,818	39,528
Commercial real estate	65,495	65,434
Consumer	132	109
Commercial loans	22,549	24,018
Total loans receivable	$1,133,672	1,216,664

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  While credit risks tend to be geographically concentrated in the Company's Milwaukee metropolitan area and while 89.2% of the Company's loan portfolio involves loans that are secured by residential real estate, there are no concentrations with individual or groups of related borrowers.  While the real estate collateralizing these loans is primarily residential in nature, it ranges from owner-occupied single family homes to large apartment complexes.  In addition, real estate collateralizing $81.1 million or 7.2% of total mortgage loans is located outside of the state of Wisconsin.

During the year ended December 31, 2012, $1.75 billion in residential loans were originated for sale.  During the same period, sales of loans held for sale totaled $1.70 billion, generating mortgage banking income of $87.4 million.   During the year ended December 31, 2011, the Company began selectively selling loans on a servicing retained basis.  The unpaid principal balance of loans serviced for others was $635.8 million and $29.9 million at December 31, 2012 and December 31, 2011, respectively. These loans are not reflected in the consolidated statements of financial condition.
Qualifying loans receivable totaling $801.6 million and $715.7 million are pledged as collateral against $350.0 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement at both December 31, 2012 and December 31, 2011.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

An analysis of past due loans receivable as of December 31, 2012 and 2011 follows:
	As of December 31, 2012

	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$11,745	5,402	29,259	46,406	414,415	460,821
Over four-family	3,543	1,498	18,336	23,377	490,986	514,363
Home equity	416	111	404	931	35,563	36,494
Construction and land	87	-	2,180	2,266	31,552	33,818
Commercial real estate	290	-	668	959	64,536	65,495
Consumer	-	-	-	-	132	132
Commercial loans	-	-	511	511	22,038	22,549
Total	$16,081	7,011	51,358	74,450	1,059,222	1,133,672

	As of December 31, 2011

	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
Mortgage loans:	(In Thousands)
Residential real estate:
One- to four-family	$12,650	5,536	40,001	58,187	438,549	496,736
Over four-family	13,044	2,630	8,946	24,620	527,620	552,240
Home equity	1,982	131	290	2,403	36,196	38,599
Construction and land	49	155	6,790	6,994	32,534	39,528
Commercial real estate	70	-	515	585	64,849	65,434
Consumer	8	-	-	8	101	109
Commercial loans	543	-	70	613	23,405	24,018
Total	$28,346	8,452	56,612	93,410	1,123,254	1,216,664

(1)	Includes $2.4 million and $4.6 million for December 31, 2012 and 2011, respectively, which are on non-accrual status.
(2)	Includes $2.8 million and $1.4 million for December 31, 2012 and 2011, respectively, which are on non-accrual status.
(3)	Includes $18.2 million and $15.7 million for December 31, 2012 and 2011, respectively, which are on non-accrual status.

As of December 31, 2012 and 2011, there are no loans that are 90 or more days past due and still accruing interest.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

A summary of the activity for the years ended December 31, 2012, 2011 and 2010 in the allowance for loan losses follows:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Year ended December 31, 2012
Balance at beginning of period	$17,475	8,252	1,998	2,922	941	28	814	32,430
Provision for loan losses	6,149	534	559	(181)	1,500	6	(267)	8,300
Charge-offs	(6,472)	(1,108)	(485)	(1,668)	(1,182)	(4)	(59)	(10,978)
Recoveries	667	56	25	250	-	-	293	1,291
Balance at end of period	$17,819	7,734	2,097	1,323	1,259	30	781	31,043

Year ended December 31, 2011
Balance at beginning of period	$16,150	6,877	1,196	3,252	671	28	1,001	29,175
Provision for loan losses	12,567	5,331	1,429	1,346	998	9	397	22,077
Charge-offs	(11,553)	(3,996)	(634)	(1,745)	(734)	(10)	(619)	(19,291)
Recoveries	311	40	7	69	6	1	35	469
Balance at end of period	$17,475	8,252	1,998	2,922	941	28	814	32,430

Year ended December 31, 2010
Balance at beginning of period	$17,875	5,208	1,642	2,635	720	43	371	28,494
Provision for loan losses	15,054	5,053	170	2,934	525	(3)	2,099	25,832
Charge-offs	(16,906)	(3,439)	(619)	(2,319)	(575)	(13)	(1,470)	(25,341)
Recoveries	127	55	3	2	1	1	1	190
Balance at end of period	$16,150	6,877	1,196	3,252	671	28	1,001	29,175

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended December 31, 2012 follows:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$7,058	3,268	1,033	377	341	-	331	12,408
Allowance related to loans collectively evaluated for impairment	10,761	4,466	1,064	946	918	30	450	18,635

Balance at end of period	$17,819	7,734	2,097	1,323	1,259	30	781	31,043

Loans individually evaluated for impairment	$57,467	28,281	2,127	4,470	1,250	24	1,352	94,971

Loans collectively evaluated for impairment	403,354	486,082	34,367	29,348	64,245	108	21,197	1,038,701
Total gross loans	$460,821	514,363	36,494	33,818	65,495	132	22,549	1,133,672

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended December 31, 2011 follows:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	5,707	3,719	803	2,077	-	-	269	12,575
Allowance related to loans collectively evaluated for impairment	11,768	4,533	1,195	845	941	28	545	19,855

Balance at end of period	$17,475	8,252	1,998	2,922	941	28	814	32,430

Loans individually evaluated for impairment	$68,321	40,783	2,227	8,436	515	-	1,115	121,397

Loans collectively evaluated for impairment	428,415	511,457	36,372	31,092	64,919	109	22,903	1,095,267
Total gross loans	$496,736	552,240	38,599	39,528	65,434	109	24,018	1,216,664

The following table presents information relating to the Company's internal risk ratings of its loans receivable as of December 31, 2012 and 2011:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
At December 31, 2012	(In Thousands)

Substandard	$53,242	24,767	2,913	3,705	1,251	23	1,365	87,266

Watch	17,082	14,157	606	2,803	1,234	-	964	36,846

Pass	390,497	475,439	32,975	27,310	63,010	109	20,220	1,009,560
	$460,821	514,363	36,494	33,818	65,495	132	22,549	1,133,672

At December 31, 2011	(In Thousands)

Substandard	$68,566	37,502	3,188	8,436	1,114	-	1,116	119,922

Watch	14,341	16,993	721	6,199	1,549	-	1,108	40,911

Pass	413,829	497,745	34,690	24,893	62,771	109	21,794	1,055,831
	$496,736	552,240	38,599	39,528	65,434	109	24,018	1,216,664

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

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

The following tables present data on impaired loans at December 31, 2012 and 2011.

	As of or for the Year Ended December 31, 2012
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Int Paid YTD
Total Impaired with Reserve
One- to four-family	$29,057	29,456	7,058	399	29,768	874
Over four-family	17,397	17,642	3,268	245	18,073	722
Home equity	1,544	1,544	1,033	-	1,615	74
Construction and land	2,316	2,316	377	-	2,316	78
Commercial real estate	813	1,179	341	366	1,748	50
Consumer	-	-	-	-	-	-
Commercial	1,352	1,352	331	-	1,352	42
	$52,479	53,489	12,408	1,010	54,872	1,840

Total Impaired with no Reserve

One- to four-family	$28,410	31,315	-	2,905	31,358	1,175
Over four-family	10,884	11,179	-	295	11,649	549
Home equity	583	749	-	166	755	14
Construction and land	2,154	3,655	-	1,501	3,656	5
Commercial real estate	437	461	-	24	473	12
Consumer	24	24	-	-	24	1
Commercial	-	-	-	-	-	-
	$42,492	47,383	-	4,891	47,915	1,756

Total Impaired

One- to four-family	$57,467	60,771	7,058	3,304	61,126	2,049
Over four-family	28,281	28,821	3,268	540	29,722	1,271
Home equity	2,127	2,293	1,033	166	2,370	88
Construction and land	4,470	5,971	377	1,501	5,972	83
Commercial real estate	1,250	1,640	341	390	2,221	62
Consumer	24	24	-	-	24	1
Commercial	1,352	1,352	331	-	1,352	42
	$94,971	100,872	12,408	5,901	102,787	3,596

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

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

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower's intent and ability to make all principal and interest payments in accordance with contractual terms.  The evaluation process is subject to the use of significant estimates and actual results could differ from estimates.  This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis.  In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan.  Of the total $42.5 million of impaired loans as of December 31, 2012 for which no allowance has been provided, $4.9 million in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loan's net realizable value, using the estimated fair value of the underlying collateral.  To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.
The following presents data on troubled debt restructurings:

	As of December 31, 2012
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$9,921	17	$21,847	95	$31,768	112
Over four-family	3,917	4	20,030	13	23,947	17
Home equity	-	-	986	3	986	3
Construction and land	2,173	2	79	1	2,252	3
Commercial real estate	-	-	668	2	668	2

	$16,011	23	$43,610	114	$59,621	137

	As of December 31, 2011
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$8,293	26	$26,773	93	$35,066	119
Over four-family	14,845	13	2,453	8	17,298	21
Home equity	43	1	1,024	4	1,067	5
Construction and land	1,408	1	79	1	1,487	2
Commercial real estate	-	-	452	1	452	1
Commercial	-	-	42	2	42	2

	$24,589	41	$30,823	109	$55,412	150

Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure.  Typical restructured terms include six to twelve months of principal forbearance, a reduction in interest rate or both.  In no instances have the restructured terms included a reduction of outstanding principal balance.  At December 31, 2012, $59.6 million in loans had been modified in troubled debt restructurings and $43.6 million of these loans were included in the non-accrual loan total.  The remaining $16.0 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continued to be included with accruing loans.  Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired.  As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve.  When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate.  When there is doubt as to the borrower's ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral.  As a result of the impairment analysis, a $6.4 million valuation allowance has been established as of December 31, 2012 with respect to the $59.6 million in troubled debt restructurings.  As of December 31, 2011, $6.2 million in valuation allowance had been established with respect to the $55.4 million in troubled debt restructurings.

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

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

The following presents troubled debt restructurings by concession type at December 31, 2012 and 2011:

	As of December 31, 2012
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal
forebearance	26,051	77	2,770	11	28,821	88
Principal forebearance	17,574	11	348	1	17,922	12
Interest reduction	11,984	35	894	2	12,878	37
	$55,609	123	4,012	14	59,621	137

	As of December 31, 2011
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal
forebearance	22,752	61	6,564	22	29,316	83
Principal forebearance	3,894	29	1,771	9	5,665	38
Interest reduction	20,006	27	425	2	20,431	29
	$46,652	117	8,760	33	55,412	150

The following presents data on troubled debt restructurings:

	For the Year Ended
	December 31, 2012		December 31, 2011
	Amount	Number	Amount	Number
	(dollars in thousands)		(dollars in thousands)
Loans modified as a troubled debt restructure
One- to four-family	$14,821	27	$23,049	86
Over four-family	18,520	8	10,340	12
Home equity	12	1	1,062	3
Land and construction	764	1	-	-
	$34,117	37	$34,451	101

Troubled debt restructuring modified within the past twelve months for which there was a default
One- to four-family	-	-	702	6
	$-	-	$702	6

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

The following table presents data on non-accrual loans:

	As of December 31,
	2012	2011
	(Dollars in Thousands)
Residential
One- to four-family	$46,467	$55,609
Over four-family	23,205	13,680
Home equity	1,578	1,334
Construction and land	2,215	6,946
Commercial real estate	668	514
Commercial	511	135
Consumer	24	-
Total non-accrual loans	$74,668	$78,218

Total non-accrual loans to total loans, net	6.59%	6.43%
Total non-accrual loans and performing troubled debt restructurings to total loans receivable	8.00%	8.45%
Total non-accrual loans to total assets	4.50%	4.57%

4)	Office Properties and Equipment
Office properties and equipment are summarized as follows:

	December 31,
	2012	2011
	(In Thousands)

Land	$6,836	6,959
Office buildings and improvements	29,652	29,583
Furniture and equipment	12,347	10,679
	48,835	47,221
Less accumulated depreciation	(21,900)	(19,865)
	$26,935	27,356

Depreciation of premises and equipment totaled $2.1 million, $1.8 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The Company and certain subsidiaries are obligated under non-cancelable operating leases for other facilities and equipment.  Rent and equipment lease expense totaled $2.8 million, $2.6 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The appropriate minimum annual commitments under all non-cancelable lease agreements as of December 31, 2012 are as follows:

Operating
leases
(In Thousands)
Within one year	$1,664
One to two years	916
Two to three years	390
Three to four years	230
Four through five years	23
After five years	—
Total	$3,223

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

5)	Real Estate Owned
Real estate owned is summarized as follows:
	December 31,
	2012	2011
	(In Thousands)

One- to four-family	$17,353	27,449
Over four-family	9,890	16,231
Construction and land	7,029	8,796
Commercial real estate	1,702	4,194
	$35,974	56,670

The following table presents the activity in real estate owned:
	Year Ended December 31,
	2012	2011
	(In Thousands)

Real estate owned at beginning of period	$56,670	57,752
Transferred in from loans receivable	22,282	28,259
Sales	(35,159)	(22,432)
Write downs	(7,562)	(6,825)
Other activity	(257)	(84)
Real estate owned at end of period	$35,974	56,670

6)	Mortgage Servicing Rights
The following table presents the activity related to the Company's mortgage servicing rights:

	Year ended December 31,
	2012	2011
	(In Thousands)
Mortgage servicing rights at beginning of the period	$198	$42
Additions	3,411	169
Amortization	(389)	(13)
Mortgage servicing rights at end of the period	3,220	198
Valuation allowance at end of period	-	-
Mortgage servicing rights at the end of the period, net	$3,220	$198

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

The following table shows the estimated future amortization expense for mortgage servicing rights at December 31, 2012 for the periods indicated:

		(In Thousands)
Estimate for the years ended December 31:	2013	890
2014		747
2015		603
2016		459
2017		316
Thereafter		205
Total		3,220

7)	Deposits
At December 31, 2012 and 2011, time deposits with balances greater than $100,000 amounted to $193.6 million and $232.8 million, respectively.

A summary of interest expense on deposits is as follows:

	Years ended December 31,
	2012	2011	2010
	(In Thousands)
			$
Interest-bearing demand deposits	23	30		37
Money market and savings deposits	272	369		493
Time deposits	9,182	14,890		20,459
	$9,477	15,289		20,989

A summary of the contractual maturities of time deposits at December 31, 2012 is as follows:

(In Thousands)
Within one year	$454,561
One to two years	236,816
Two to three years	15,006
Three to four years	6,269
Four through five years	24,248
After five years	20
$736,920

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

8)	Borrowings
Borrowings consist of the following:

	December 31, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
	(In Thousands)

Short-term repurchase agreements	$45,888	3.09%	27,138	4.50%

Federal Home Loan Bank advances maturing:
2016	220,000	4.34%	220,000	4.34%
2017	65,000	3.19%	65,000	3.19%
2018	65,000	2.97%	65,000	2.97%

Repurchase agreements maturing:
2017	84,000	3.96%	84,000	3.96%
	$479,888	3.82%	461,138	3.93%

The short-term repurchase agreements represent the outstanding portion of a total $90.0 million commitment with two unrelated banks.  The short-term repurchase agreements are utilized by Waterstone Mortgage Corporation to finance loans originated for sale.  These agreements are secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed.  The first of short-term repurchase agreements has an outstanding balance of $38.1 million, a rate of 2.96% and a total commitment of $40.0 million at December 31, 2012.  The second short-term repurchase agreement has an outstanding balance of $7.8 million, a rate of 3.75% and a total commitment of $50.0 million at December 31, 2012.
The $220.0 million in advances due in 2016 consist of eight advances with fixed rates ranging from 4.01% to 4.82% callable quarterly until maturity.
The $65.0 million in advances due in 2017 consist of three advances with fixed rates ranging from 3.09% to 3.46% callable quarterly until maturity.
The $65.0 million in advances due in 2018 consist of three advances with fixed rates ranging from 2.73% to 3.11% callable quarterly until maturity.
The $84.0 million in repurchase agreements have fixed rates ranging from 2.89% to 4.31% callable quarterly until their maturity in 2017.  The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $101.9 million at December 31, 2012.
The Company selects loans that meet underwriting criteria established by the Federal Home Loan Bank Chicago (FHLBC) as collateral for outstanding advances. The Company's borrowings at the FHLBC are limited to 75% of the carrying value of unencumbered one- to four-family mortgage loans, 40% of the carrying value of home equity loans and 60% of the carrying value of over four-family loans. In addition, these advances are collateralized by FHLBC stock of $20.2 million at December 31, 2012 and $21.7 million at December 31, 2011. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

9)	Regulatory Capital
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012, that the Bank meets all capital adequacy requirements to which it is subject.

On November 25, 2009, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, WaterStone Bank agreed to the issuance of a Consent Order jointly issued by the Federal Deposit Insurance Corporation and the WDFI, WaterStone Bank's primary banking regulators.  At the same time, pursuant to a Stipulation and Consent to Issuance of Order to Cease and Desist, Waterstone Financial, Inc. agreed to the issuance of an Order to Cease and Desist by the Office of Thrift Supervision, Waterstone Financial Inc.'s thrift holding company regulator at the time.  The Order issued by the Office of Thrift Supervision requires, among other things, that WaterStone Bank maintain minimum Tier 1 capital of 8.5% of total average assets and minimum total risk-based capital of 12.0% of risk-weighted assets.  Effective December 11, 2012, the WDFI and the Federal Deposit Insurance Corporation terminated the Order issued to WaterStone Bank.  The terminated Order was replaced with a memorandum of understanding that requires, among other things, maintenance of a minimum Tier I capital of 8.0% and a minimum total risk based capital ratio of 12.0%, and also prohibits dividend payments without prior regulatory non-objection.  Waterstone Financial, Inc. remains subject to its Order issued by the Office of Thrift Supervision, through enforcement by the Federal Reserve Board, as the successor holding company regulator to the Office of Thrift Supervision.  At December 31, 2012, the Company is in compliance with all requirements of the memorandum of understanding and order to cease and desist.

As of December 31, 2012 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as quantitatively "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk‑based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.
As a state-chartered savings bank, the Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.

The actual and required capital amounts and ratios for the Bank as of December 31, 2012 and 2011 are presented in the table below:

	December 31, 2012
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)

WaterStone Bank
Total capital (to risk-weighted assets)	$199,098	17.34%	91,844	8.00%	114,806		10.00%
Tier I capital (to risk-weighted assets)	184,542	16.07%	45,922	4.00%	68,883		6.00%
Tier I capital (to average assets)	184,542	11.13%	66,312	4.00%	82,890		5.00%
State of Wisconsin (to total assets)	184,542	11.15%	99,305	6.00%	N/	A	N/	A

	December 31, 2011
WaterStone Bank
Total capital (to risk-weighted assets)	$174,144	14.58%	95,579	8.00%	119,474		10.00%
Tier I capital (to risk-weighted assets)	158,994	13.31%	47,790	4.00%	71,684		6.00%
Tier I capital (to average assets)	158,994	9.16%	69,447	4.00%	86,808		5.00%
State of Wisconsin (to total assets)	158,994	9.31%	102,463	6.00%	N/	A	N/	A

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

10)	Stock Based Compensation
Stock-Based Compensation Plan
In 2006, the Company's shareholders approved the 2006 Equity Incentive Plan.  All stock awards granted under this plan vest over a period of five years and are required to be settled in shares of the Company's common stock.  The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised.  All restricted stock grants are issued from previously unissued shares.
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
Assumptions are used in estimating the fair value of stock options granted.  The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the SEC simplified approach to calculating expected term.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on the actual volatility of Waterstone Financial, Inc. stock from the original date of issue, October 4, 2005.  The following assumptions were used in estimating the fair value of options granted in the year ended December 31, 2012 and 2010.  There were no options granted during the year ended December 31, 2011.

	2012	2010
Dividend Yield	0.00%	0.00%
Risk-free interest rate	0.25%	0.25%
Expected volatility	74.53%	75.67%
Weighted average expected life	6.5 years	6.5 years
Weighted average per share value of options	$1.25	$2.54

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
A summary of the Company's stock option activity for the years ended December 31, 2012, 2011 and 2010 is presented below.
			Weighted Average	Aggregate
		Weighted Average	Years Remaining in	Instrinsic Value
Stock Options	Shares	Exercise Price	Contractual Term	(000's)
Outstanding December 31, 2009	757,500	17.41	7.07	-
Options exercisable at December 31, 2009	298,000	17.60	7.03	-

Granted	50,000	$3.80		-
Exercised	-			-
Forfeited	(5,000)	17.67		-
Outstanding December 31, 2010	802,500	16.44	6.34	-
Options exercisable at December 31, 2010	446,500	17.54	6.04	-

Granted	-			-
Exercised	-			-
Forfeited	(10,000)	17.16		-
Outstanding December 31, 2011	792,500	16.32	5.37	-
Options exercisable at December 31, 2011	599,000	17.28	5.12	-

Granted	255,000	$2.03		-
Exercised	(3,000)	4.65		9
Forfeited	(24,000)	8.93		(72)
Outstanding December 31, 2012	1,020,500	13.11	5.69	1,622
Options exercisable at December 31, 2012	744,500	16.59	4.31	80

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

The following table summarizes information about the Company's nonvested stock option activity for the years ended December 31, 2012 and 2011:

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2010	356,000	$5.60
Granted	-
Vested	(160,500)	5.79
Forfeited	(2,000)	6.04
Nonvested at December 31, 2011	193,500	5.31

Nonvested at December 31, 2011	193,500	$5.31
Granted	255,000	1.33
Vested	(158,500)	5.78
Forfeited	(14,000)	1.32
Nonvested at December 31, 2012	276,000	1.48

The Company amortizes the expense related to stock options as compensation expense over the vesting period.  During the year ended December 31, 2012, 255,000 options were granted, 24,000 were forfeited, of which 10,000 were vested and 3,000 shares were exercised.  During the year ended December 31, 2011, 10,000 were forfeited, of which 8,000 were vested.  During the year ended December 31, 2010, 50,000 options were granted and 5,000 were forfeited, of which 2,000 were vested.  Expense for the stock options granted of $94,000, $745,000 and $810,000 was recognized during the years ended December 31, 2012, 2011 and 2010, respectively.  At December 31, 2012, the Company had $305,000 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 40 months.
The following table summarizes information about the Company's restricted stock shares activity for the years ended December 31, 2012 and 2011:

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Nonvested at December 31, 2010	101,400	$16.91
Granted	-	-
Vested	(49,200)	17.24
Forfeited	-	-
Nonvested at December 31, 2011	52,200	16.61

Nonvested at December 31, 2011	52,200	16.61
Granted	100,000	1.89
Vested	(49,200)	17.24
Forfeited	(2,000)	4.65
Nonvested at December 31, 2012	101,000	1.96

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period.  During the year ended December 31, 2012, 100,000 shares of restricted stock were granted and 2,000 were forfeited.  During the years ended December 31, 2011 and 2010, no shares of restricted stock were awarded and no shares were forfeited.  Expense for the restricted stock awards of $51,000, $848,000 and $848,000 was recorded for the years ended December 31, 2012, 2011 and 2010, respectively.  At December 31, 2012, the Company had $158,000 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period 40 months.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

11)	Employee Benefit Plans
The Company has two 401(k) profit sharing plans and trusts covering substantially all employees.  WaterStone Bank employees over 18 years of age are immediately eligible to participate in the Bank's Plan.  Waterstone Mortgage employees over 21 years of age are eligible to participate in its Plan as of the first of the month following their date of employment.  Participating employees may annually contribute pretax compensation in accordance with IRS limits.  The Company made a contribution of $70,000 to one of the Plans during the year ended December 31, 2012.  The Company made no contributions to the Plans during the years ended December 31, 2011 and 2010.
The Company has a nonqualified salary continuation plan for one former employee. This agreement provides for payments of specific amounts over a 10-year period subsequent to the employee's retirement. The deferred compensation liability was accrued ratably to the employee's respective normal retirement date. Payments made to the retired employee reduce the liability.  As of December 31, 2012 and 2011, approximately $687,000 and $826,000 was accrued related to this plan. This agreement is funded by a life insurance policy with a death benefit of $6.4 million and a cash surrender value of $3.3 million and $2.9 million at December 31, 2012 and 2011, respectively. The former employee has no interest in this policy.  There was no expense for compensation under this agreement during the years ended December 31, 2012, 2011 and 2010.
12)	Employee Stock Ownership Plan
All employees are eligible to participate in the WaterStone Bank Employee Stock Ownership Plan (the "Plan") after they attain twenty-one years of age and complete twelve consecutive months of service in which they work at least 1,000 hours of service.  During the year ended December 31, 2005, the Plan borrowed $8.5 million from the Company and purchased 761,515 shares of common stock of the Company in the open market.  The Plan debt is secured by shares of the Company.  The Company has committed to make annual contributions to the Plan necessary to repay the loan, including interest.  The loan is scheduled to be repaid in ten annual installments through the year ended December 31, 2015.  While the shares are not released and allocated to Plan participants until the loan payment is made, the shares are deemed to be earned and are therefore, committed to be released throughout the service period.  As such, one-tenth of the shares are scheduled to be released annually as shares are earned over a period of ten years, beginning with the period ended December 31, 2005.  As the debt is repaid, shares are released from collateral and allocated to active participant accounts.  The shares pledged as collateral are reported as "Unearned ESOP shares" in the consolidated statement of financial condition.  As shares are committed to be released from collateral, the Company reports compensation expense equal to the average fair market price of the shares, and the shares become outstanding for earnings per share computations.  Compensation expense attributed to the ESOP was $306,000, $202,000 and $264,000, respectively for the years ended December 31, 2012, 2011 and 2010.
The aggregate activity in the number of unearned ESOP shares, considering the allocation of those shares committed to be released as of December 31, is as follows:

	2012	2011
Beginning ESOP shares	228,453	304,605
Shares committed to be released	(76,151)	(76,152)
Unreleased shares	152,302	228,453

Fair value of unreleased shares (in thousands)	$1,188	432

13)	Income Taxes
The provision (benefit) for income taxes for the year ended December 31, 2012, 2011 and 2010 consists of the following:

	Years ended December 31,
	2012	2011	2010
	(In Thousands)
Current:
Federal	$4,256	1,216	30
State	435	81	22
	4,691	1,297	52
Deferred:
Federal	(12,664)	(590)	—
State	(4,231)	(145)	—
	(16,895)	(735)	—
Total	$(12,204)	562	52

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

The income tax provisions differ from that computed at the Federal statutory corporate tax rate for the years ended December 31, 2012, 2011 and 2010 as follows:

	Years ended December 31,
	2012	2011	2010
	(Dollars In Thousands)

Income (loss) before income taxes	$22,710	(6,911)	(1,802)
Tax at Federal statutory rate (35%)	7,949	(2,419)	(631)
Add (deduct) effect of:
State income taxes net of Federal income tax benefit (expense)	(2,467)	(41)	14
Cash surrender value of life insurance	(375)	(393)	(398)
Non-deductible ESOP and stock option expense	103	119	168
Tax-exempt interest income	(185)	(254)	(294)
Reversal of federal valuation allowance on deferred taxes	(17,008)	2,921	1,281
Intra-period tax allocation between other comprehensive income and loss from operations	-	(591)	-
Increase in tax exposure reserve	(184)	1,216	-
Other	(37)	4	(88)
Income tax provision (benefit)	(12,204)	562	52
Effective tax rate	(53.7%)	(8.1%)	(2.9%)

Deferred tax asset valuation allowances originally established in 2008 were fully reversed at December 31, 2012.  Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is "more likely than not" that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Examples of positive evidence may include the existence of taxes paid in available carry back years as well as the probability that taxable income will be generated in future periods, while examples of negative evidence may include the cumulative losses in the current year and prior two years and general business and economic trends.  In addition, general uncertainty surrounding future economic and business conditions increased the potential volatility and uncertainty of projected earnings.  At both December 31, 2011 and 2010, the Company determined a valuation allowance was necessary, largely based on the negative evidence represented by a cumulative loss in the most recent three-year period caused by the significant loan loss provisions recorded during the period.  At December 31, 2012, pretax income in each of the four quarters in 2012 and for the year, the existence of taxes paid in 2012 and available for carry back in future years, applicable tax planning strategies and general economic conditions resulted in the conclusion that as of December 31, 2012, it is more likely than not that net deferred tax assets will be realized in future periods.
The income tax provision for 2011 includes a federal and state tax benefit of $736,000 due to an intra-period tax allocation between other comprehensive income and loss from continuing operations representing an out-of-period adjustment for an error that originated beginning in 2008 that was corrected during the quarter ended June 30, 2011.  The correction of the error was not material to the year ended December 31, 2011.  The impact of this error to all prior periods was not deemed to be material.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

The significant components of the Company's net deferred tax assets (liabilities) included in prepaid expenses and other assets are as follows at December 31, 2012 and 2011:

	December 31,
	2012	2011
Gross deferred tax assets:	(In Thousands)
Excess book depreciation	$653	617
Compensation agreements	277	335
Restricted stock and stock options	935	1,252
Allowance for loan losses	12,316	13,113
Repurchase reserve for loans sold	357	—
Real estate owned write-downs	4,005	4,826
Interest recognized for tax but not books	1,609	1,169
Federal NOL carryforward	—	915
State NOL carryforward	817	1,563
Unrealized loss on impaired securities	—	841
Other	426	213
Total gross deferred tax assets	21,395	24,844
Valuation allowance	—	(21,270)
Deferred tax assets	21,395	3,574
Gross deferred tax liabilities:
Unrealized gain on securities available for sale, net	(1,834)	(1,228)
Mortgage servicing rights	(1,278)	—
FHLB stock dividends	(858)	(931)
Deferred loan fees	(639)	(859)
Deferred liabilities	(4,609)	(3,018)
Net deferred tax assets	$16,786	556

The Company had a Federal NOL carry forward of $3.0 million at December 31, 2011 which was fully utilized in 2012.  The Company has a non-sharable Wisconsin NOL carry forward of $17.5 million at December 31, 2012 generated by the community banking segment which will begin to expire in 2028.
Under the Internal Revenue Code and Wisconsin Statutes, the Company was permitted to deduct, for tax years beginning before 1988, an annual addition to a reserve for bad debts. This amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings at December 31, 2012 include approximately $16.7 million for which no deferred Federal or state income taxes were provided.  Deferred income taxes have been provided on certain additions to the tax reserve for bad debts.
The Company and its subsidiaries file consolidated federal and state tax returns. One subsidiary also files separate state income tax returns in certain states.  The Company is no longer subject to federal income tax examinations by tax authorities for years before 2010 and state income taxes for years before 2005.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
	(In Thousands)
Balance at January 1	$2,004	-
Increases related to prior year tax positions	13	1,526
Increases related to current year tax positions	2	478
Decreases related to prior year tax positions	(1,948)	-
Balance at December 31	$71	2,004

The Internal Revenue Service (IRS) commenced an examination of the Company's income tax returns for 2005 through 2009 in the first quarter of 2010.  In the fourth quarter of 2011, the IRS proposed significant adjustments related to the Company's deduction of expenses related to real estate owned and acquired through foreclosure, loan loss charge-offs and state tax deductions.  All of these significant proposed adjustments are timing differences which resulted in current tax expense offset by deferred tax benefit to be realized in future periods.  In the second quarter of 2012, a payment of $982,000 was made towards the proposed IRS adjustment.  Final settlement of interest due is still pending.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  During the year ended December 31, 2011, the Company recognized $241,000 in interest which was accrued for as of December 31, 2011.  The Company recognized no interest or penalties during the years ended December 31, 2012 and 2010.  The Company had an accrual for the payment of interest and penalties of $53,000 at December 31, 2012, $241,000 at December 31, 2011 and zero at December 31, 2010.

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

14)	Financial Instruments with Off-Balance-Sheet Risk
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

	December 31,
	2012	2011
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under first mortgage loans	$20,836	14,259
Commitments to extend credit under home equity lines of credit	17,628	21,403
Unused portion of construction loans	5,502	5,684
Unused portion of business lines of credit	10,967	10,347
Standby letters of credit	736	970

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
The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of December 31, 2012 and 2011.
15)	Derivative Financial Instruments
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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale.    At December 31, 2012, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of $138.1 million and interest rate lock commitments with an aggregate notional amount of $147.9 million.  The fair value of the mortgage derivatives at December 31, 2012 included a gain of $1.7 million on mortgage banking derivative assets and a $249,000 net loss on mortgage banking liabilities that are reported as a component of other asset and other liabilities, respectively on the Company's consolidated statements of financial condition.

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

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

16)	Fair Values Measurements
ASC Topic 820, "Fair Value Measurements and Disclosures" defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This accounting standard applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements. The standard also emphasizes that fair value (i.e., the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date), among other things, is based on exit price versus entry price, should include assumptions about risk such as nonperformance risk in liability fair values, and is a market-based measurement, not an entity-specific measurement. When considering the assumptions that market participants would use in pricing the asset or liability, this accounting standard establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of December 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2012	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$119,056	-	119,056	-
Collateralized mortgage obligations
Government sponsored enterprise issued	29,579	-	29,579	-
Government sponsored enterprise bonds	8,017	-	8,017	-
Municipal securities	37,371	-	37,371	-
Other debt securities	5,070	5,070	-	-
Certificates of deposit	5,924	-	5,924	-
Loans held for sale	133,613	-	133,613	-
Mortgage banking derivative assets	1,668	-	-	1,668
Mortgage banking derivative liabilities	249	-	-	249

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$35,417	-	35,417	-
Collateralized mortgage obligations
Government sponsored enterprise issued	33,196	-	33,196	-
Private-label issued	18,451	-	-	18,451
Government sponsored enterprise bonds	71,349	-	71,349	-
Municipal securities	39,068	-	39,068	-
Other debt securities	5,118	5,118	-	-
Certificates of deposit	3,920	-	3,920	-
Loans held for sale	88,283	-	88,283	-
Mortgage banking derivative assets	924	-	-	924
Mortgage banking derivative liabilities	397	-	-	397

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

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

	Available for sale securities	Mortgage banking derivatives, net
	(In Thousands)

Balance at December 31, 2010	$20,301	407

Transfer into level 3	-	-
Unrealized holding losses arising during the period:
Included in other comprehensive income	(142)	-
Other than temporary impairment included in net loss	(456)	-
Principal repayments	(1,252)	-
Net accretion of discount/amortization of premium	-	-
Mortgage derivative gain, net	-	120
Balance at December 31, 2011	18,451	527

Transfer into level 3	-	-
Unrealized holding losses arising during the period:
Included in other comprehensive income	1,023	-
Other than temporary impairment included in net loss	(113)	-
Principal repayments	(1,352)	-
Net accretion of discount/amortization of premium	-	-
Sales of available for sale securities	(18,009)
Mortgage derivative gain, net	-	892
Balance at December 31, 2012	$-	1,419

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

Prior to December 31, 2012, level 3 available-for-sale securities included two corporate collateralized mortgage obligations.  The market for these securities was not active as of December 31, 2011.  As such, the Company valued these securities based on the present value of estimated future cash flows.

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of December 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	December 31, 2012	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$40,071	-	-	40,071
Real estate owned	35,974	-	-	35,974

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$43,432	-	-	43,432
Real estate owned	56,670	-	-	56,670
_________
(1)  Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis.  On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral.  Fair value is determined based on third party appraisals.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques.  At December 31, 2012, loans determined to be impaired with an outstanding balance of $52.5 million were carried net of specific reserves of $12.4 million for a fair value of $40.1 million.  At December 31, 2011, loans determined to be impaired with an outstanding balance of $56.0 million were carried net of specific reserves of $12.6 million for a fair value of $43.4 million.  Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques.  Changes in the fair value of real estate owned totaled $7.6 million and $6.8 million during the year ended December 31, 2012 and 2011, respectively and are recorded in real estate owned expense. At December 31, 2012 and December 31, 2011, real estate owned totaled $36.0 million and $56.7 million, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at		Significant	Significant Unobservable Input Value
	December 31, 2012	Valuation Technique	Unobservable Inputs	Minimum Value	Maximum Value

Mortgage banking derivatives	1,419	Pricing models	Pull through rate	68.9%	100.0%
Impaired loans	40,071	Market approach	Disount rates applied to appraisals	15.0%	30.0%
Real estate owned	35,974	Market approach	Disount rates applied to appraisals	5.0%	76.5%
___________
The significant unobservable input used in the fair value measurement of the Company's mortgage banking derivatives, including interest rate lock commitments, is the loan pull through rate.  This represents the percentage of loans currently in a lock position which the Company estimates will ultimately close.  Generally, the fair value of an interest rate lock commitment will be positively (negatively) impacted when the prevailing interest rate is lower (higher) than the interest rate lock commitment.  Generally, an increase in the pull through rate will result in the fair value of the interest rate lock increasing when in a gain position, or decreasing when in a loss position.  The pull through rate is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock.  The pull through rate is computed using historical data and the ratio is periodically reviewed by the Company.
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

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

The carrying amounts and fair values of the Company's financial instruments consist of the following at December 31, 2012 and December 31, 2011:

	December 31, 2012					December 31, 2011
	Carrying					Carrying	Fair
	amount	Fair Value				amount	value
		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$71,649	71,469	71,469	-	-	80,380	80,380
Securities available-for-sale	205,017	205,017	5,070	199,947	-	206,519	206,519
Securities held-to-maturity	-	-	-	-	-	2,648	2,542
Loans held for sale	133,613	133,613	-	133,613	-	88,283	88,283
Loans receivable	1,133,672	1,148,107	-	-	1,148,107	1,216,664	1,225,141
FHLB stock	20,193	20,193	-	20,193	-	21,653	21,653
Cash surrender value of life insurance	38,061	38,061	38,061	-	-	36,749	36,749
Real estate owned	35,974	35,974	-	-	35,974	56,670	56,670
Accrued interest receivable	3,452	3,452	3,452	-	-	4,064	4,064
Mortgage banking derivative assets	1,668	1,668	-	-	1,668	924	924

Financial Liabilities
Deposits	939,513	942,118	202,593	739,525	-	1,051,292	1,052,663
Advance payments by borrowers for taxes	1,672	1,672	1,672	-	-	942	942
Borrowings	479,888	537,299	-	537,299	-	461,138	517,624
Accrued interest payable	1,715	1,715	1,715	-	-	2,087	2,087
Mortgage banking derivative liabilities	249	249	-	-	249	397	397

Other Financial Instruments
Stand-by letters of credit	5	5	-	-	5	6	6

The following methods and assumptions were used by the Company in determining its fair value disclosures for financial instruments.
Cash and Cash Equivalents
The carrying amount reported in the consolidated statements of financial condition for cash and cash equivalents is a reasonable estimate of fair value for these short-term instruments.
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
Years Ended December 31, 2012, 2011 and 2010

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
Commitments to Extend Credit and Standby Letters of Credit
Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit is not material at December 31, 2012 and 2011.
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
17)	Earnings (loss) per share
Earnings per share are computed using the two-class method.  Basic earnings (loss) per share is computed by dividing net income (loss) allocated to common shares by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include unvested restricted shares.  Unvested restricted shares are considered participating securities because holders of these securities have the right to receive dividends at the same rate as holders of the Company's common stock.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Unvested restricted stock and stock options are considered outstanding for diluted earnings per share only.  Unvested restricted stock and stock options totaling 101,000 and 276,000 shares for the year ended December 31, 2012 and 52,200 and 193,500 shares for the year ended December 31, 2011 and 101,400 and 356,000 shares for the year ended December 31, 2010 are antidilutive and are excluded from the loss per share calculation.  Presented below are the calculations for basic and diluted earnings loss per share.
	For the year ended December 31,
	2012	2011	2010
	(In Thousands, except per share amounts)
Net income (loss)	34,914	(7,473)	(1,854)
Net income available to unvested restricted stockholders	113	-	-
Net income (loss) available to common stockholders	$34,801	(7,473)	(1,854)

Weighted average shares outstanding	31,055	30,929	30,804
Effect of dilutive potential common shares	107	-	-
Diluted weighted average shares outstanding	31,162	30,929	30,804

Basic income (loss) per share	$1.12	(0.24)	(0.06)
Diluted income (loss) per share	$1.12	(0.24)	(0.06)

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

18)	Condensed Parent Company Only Statements

Statements of Financial Condition

	December 31,
	2012	2011
	(In Thousands)
Assets
Cash and cash equivalents	$337	521
Securities available for sale (at fair value)	5,070	5,118
Investment in subsidiaries	195,451	160,933
Other assets	1,926	21
Total Assets	$202,784	166,593

Liabilities and shareholders' equity
Liabilities:
Other liabilities	150	221
Shareholders' equity
Preferred Stock (par value $.01 per share), Authorized - 20,000,000 shares, no shares issued	-	-
Common stock (par value $.01 per share), Authorized - 200,000,000 shares in 2012 and 2011, Issued - 34,072,909 in 2012 and 33,974,450 in 2011, Outstanding - 31,348,556 in 2012 and 31,250,097 in 2011	341	340
Additional paid-in-capital	110,490	110,894
Retained earnings	136,487	101,573
Unearned ESOP shares	(1,708)	(2,562)
Treasury stock (2,724,353 shares), at cost	(45,261)	(45,261)
Accumulated other comprehensive income (net of taxes)	2,285	1,388
Total shareholders' equity	202,634	166,372
Total liabilities and shareholders' equity	$202,784	166,593

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

Statements of Operations

	For the year ended December 31,
	2012	2011	2010
	(In Thousands)

Interest income	$644	669	715
Equity in income (loss) of subsidiaries	33,448	(8,250)	(2,790)
Total income (loss)	34,092	(7,581)	(2,075)

Compensation	(523)	(605)	(541)
Professional fees	3	57	40
Other expense	279	440	280
Total expense	(241)	(108)	(221)

Income (loss) before income tax expense	34,333	(7,473)	(1,854)

Income tax benefit	(581)	-	-
Net income (loss)	$34,914	(7,473)	(1,854)

Statements of Cash Flows

	For the year ended December 31,
	2012	2011	2010
	(In Thousands)
Cash flows from operating activities
Net income (loss)	$34,914	(7,473)	(1,854)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of unearned ESOP	306	202	264
Stock based compensation	145	1,593	1,659
Deferred income taxes	(954)	(71)	319
Equity in (earnings) loss of subsidiaries	(33,448)	8,250	2,790
Change in other assets and liabilities	(1,147)	(1,537)	(2,067)
Net cash (used in) provided by operating actitivies	(184)	964	1,111

Cash flows used in investing activities:
Capital contributions to subsidiary	-	(1,000)	(1,000)
Net cash used in investing activities	-	(1,000)	(1,000)

Net cash provided by (used in) financing activities	-	-	-
Net increase (decrease) in cash	(184)	(36)	111
Cash and cash equivalents at beginning of year	521	557	446
Cash and cash equivalents at end of year	$337	521	557

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010
19)	Segments and Related Information
During the year ended December 31, 2011, the Company determined that it has two reportable segments: community banking and mortgage banking.  During this period, the Company realigned its operations to allow for all mortgage banking activities to be managed exclusively within its mortgage banking subsidiary.  Based upon this realignment, the Company determined that the mortgage banking subsidiary represents a segment that is distinct from the operations of the core community banking function.  Prior to the year ended December 31, 2011, the Company's operations were aligned such that it had one reportable segment.  All segment data related to the year ended December 31, 2010 reflects the Company's operations in the same manner as they were aligned during the years ended December 31, 2012 and 2011.  The Company's operating segments are presented based on its management structure and management accounting practices.  The structure and practices are specific to the Company and therefore, the financial results of the Company's business segments are not necessarily comparable with similar information for other financial institutions.

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

	As of or for the Year ended December 31, 2012
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	$40,973	470	502	41,945
Provision for loan losses	8,250	50	-	8,300
Net interest income after provision for loan losses	32,723	420	502	33,645

Noninterest income	3,259	87,944	-	91,203

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	13,424	50,748	(665)	63,507
Occupancy, office furniture and equipment	3,112	3,856	-	6,968
FDIC insurance premiums	3,390	-	-	3,390
Real estate owned	8,746	-	-	8,746
Other	4,728	14,517	282	19,527
Total noninterest expenses	33,400	69,121	(383)	102,138
Income before income taxes (benefit)	2,582	19,243	885	22,710
Income taxes (benefit)	(19,347)	7,724	(581)	(12,204)
Net income	$21,929	11,519	1,466	34,914

Total Assets	$1,589,314	147,699	(75,937)	1,661,076

	As of or for the Year ended December 31, 2011
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	$45,611	406	499	46,516
Provision for loan losses	21,960	117	-	22,077
Net interest income after provision for loan losses	23,651	289	499	24,439

Noninterest income	2,431	40,798	-	43,229

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	13,006	26,929	(776)	39,159
Occupancy, office furniture and equipment	3,262	3,226	-	6,488
FDIC insurance premiums	3,814	-	-	3,814
Real estate owned	12,140	-	-	12,140
Other	4,598	7,883	497	12,978
Total noninterest expenses	36,820	38,038	(279)	74,579
Income (loss) before income taxes (benefit)	(10,738)	3,049	778	(6,911)
Income taxes (benefit)	(833)	1,395	-	562
Net income (loss)	$(9,905)	1,654	778	(7,473)

Total Assets	$1,669,231	100,177	(56,557)	1,712,851

Waterstone Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

	As of or for the Year ended December 31, 2010
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(in thousands)

Net interest income	48,521	641	502	49,664
Provision for loan losses	25,553	279	-	25,832
Net interest income after provision for loan losses	22,968	362	502	23,832

Noninterest income	3,295	35,698	-	38,993

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	13,600	23,478	(755)	36,323
Occupancy, office furniture and equipment	3,313	2,449	-	5,762
FDIC insurance premiums	4,353	-	-	4,353
Real estate owned	6,583	-	-	6,583
Other	5,251	6,034	321	11,606
Total noninterest expenses	33,100	31,961	(434)	64,627
Income (loss) before income taxes (benefit)	(6,837)	4,099	936	(1,802)
Income taxes (benefit)	(1,554)	1,606	-	52
Net income (loss)	(5,283)	2,493	936	(1,854)

Total Assets	$1,770,912	108,928	(70,874)	1,808,966

Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                  Controls and Procedures

Disclosure Controls and Procedures:   Waterstone Financial management, with the participation of Waterstone Financial's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Waterstone Financial's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.  Based on such evaluation, Waterstone Financial's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Waterstone Financial's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Waterstone Financial in the reports that it files or submits under the Exchange Act.

Change in Internal Control Over Financial Reporting:  There have not been any changes in Waterstone Financial's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the final fiscal quarter of the period to which this report relates that have materially affected, or are reasonably likely to materially affect, Waterstone Financial's internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Management of Waterstone Financial Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

As of December 31, 2012, management assessed the effectiveness of the Company's internal control over financial reporting based on criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2012 is effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, is included below under the heading "Report of Independent Registered Public Accounting Firm."

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Waterstone Financial, Inc.:

We have audited Waterstone Financial, Inc's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Waterstone Financial, Inc's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Waterstone Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Waterstone Financial, Inc and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012 and our report dated March 15, 2013 expressed an unqualified opinion on those consolidated financial statements.

                                            /s/ KPMG LLP

Milwaukee, Wisconsin
March 15, 2013

Item 9B.                  Other Information.

None

Part III

Item 10.                    Directors, Executive Officers and Corporate Governance

The information in the Company's definitive Proxy Statement, prepared for the 2013 Annual Meeting of Shareholders, which contains information concerning directors of the Company under the caption "Election of Directors" and compliance with Section 16 reporting requirements under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and information concerning executive officers of the Company under the caption "Executive Officers of Waterstone Financial" and information concerning corporate governance under the caption "Other Board and Corporate Governance Matters" in Part I hereof is incorporated herein by reference.

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

Name and Age	Offices and Positions with Waterstone Financial and Subsidiaries*	Executive Officer Since
Douglas S. Gordon, 55	Chief Executive Officer and President of Waterstone Financial and of WaterStone Bank	2005
Richard C. Larson, 55	Chief Financial Officer and Senior Vice President of Waterstone Financial and of WaterStone Bank	1990 (1)
William F. Bruss, 43	General Counsel, Senior Vice President and Secretary of Waterstone Financial and of WaterStone Bank	2005
Rebecca M. Arndt, 45	Vice President – Retail Operations of WaterStone Bank	2006
Eric J. Egenhoefer, 37	President of Waterstone Mortgage Corporation	2008

*	Excluding directorships and excluding positions with Bank subsidiary which do not constitute a substantial part of the officers' duties.
(1)	Indicates date when individual first held an executive officer position with the Bank. This individual became an executive officer of Waterstone Financial upon its organization.

Item 11.                    Executive Compensation

The information in the Company's definitive Proxy Statement, prepared for the 2013 Annual Meeting of Shareholders, which contains information concerning this item under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Discussion and Analysis" is incorporated herein by reference.

Item 12.                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the Company's definitive Proxy Statement, prepared for the 2013 Annual Meeting of Shareholders, which contains information concerning this item under the caption "Stock Ownership of Certain Beneficial Owners" is incorporated herein by reference.

Compensation Plans

Set forth below is information as of December 31, 2012 regarding equity compensation plans that have been approved by shareholders.  The Company has no equity based benefit plans, other than its employee stock ownership plan, that were not approved by shareholders.

Plan	Number of shares to be issued upon exercise of outstanding options and rights		Weighted average option exercise price	Number of securities remaining available for issuance under plan
2006 Equity Incentive Plan	1,494,298	(1)	$13.11	122,098
__________
(1)
Consists of 1,067,356 shares reserved for grants of stock options and 426,942 shares reserved for grants of restricted stock.  On December 31, 2012, 1,020,500 options were outstanding with a weighted average exercise price of $13.11 of which 744,500 were exercisable as of that date.

Item 13.                  Certain Relationships and Related Transactions and Director Independence

The information in the Company's definitive Proxy Statement, prepared for the 2013 Annual Meeting of Shareholders, which contains information concerning this item under the captions "Certain Transactions with the Company" and "Board Meetings and Committee" is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information in the Company's definitive Proxy Statement, prepared for the 2013 Annual Meeting of Shareholders, which contains information concerning this item under the caption "Independent Registered Public Accounting Firm," is incorporated herein by reference.

Part IV

Item 15.                  Exhibits and Financial Statement Schedules

(a)      Documents filed as part of the Report:
1. and 2.    Financial Statements and Financial Statement Schedules.

The following consolidated financial statements of Waterstone Financial, Inc. and subsidiaries are filed as part of this report under Item 8, "Financial Statements and Supplementary Data":

Consolidated Statements of Financial Condition – December 31, 2012 and 2011.

Consolidated Statements of Operations – Years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Changes in Shareholders' Equity – Years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows – Years ended December 31, 2012, 2011 and 2010.

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

WATERSTONE FINANCIAL, INC

March 15, 2013
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
(Principal Financial and Accounting Officer)

/s/Michael L. Hansen
Michael L. Hansen, Director

/s/Stephen J. Schmidt
Stephen J. Schmidt, Director

*Each of the above signatures is affixed as of March 15, 2013.

WATERSTONE FINANCIAL, INC
("Waterstone Financial" or the "Company")
Commission File No. 000-51507

EXHIBIT INDEX
TO
 2012 REPORT ON FORM 10-K

The following exhibits are filed with, or incorporated by reference in, this Annual Report on Form 10-K for the year ended December 31, 2012:

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

2.1	Plan of Reorganization from Mutual Savings Bank to Mutual Holding Company of Wauwatosa Savings Bank (the "Bank"), as adopted on May 17,2005 and amended on June 3, 2005 (the "Plan")	Exhibit 2.1 to the Company's Registration Statement on Form S‑1, Registration No. 333-125715 (the "2005 S-1")

3.1	Articles of Incorporation of the Company	Exhibit 3.1 to 2005 S-1

3.2	Proposed Bylaws of the Company	Exhibit 3.1 to 2005 S-1

10.4*	Stock Compensation Plans	Exhibit 10.1 to the company's Current Report on Form 8-K filed on May 22, 2006

11.1	Statement re: Computation of Per Share Earnings	See Note 16 in Part II Item 8

21.1	List of Subsidiaries		X

23.1	Consent of Independent Registered Public Accounting Firm		X

24.1	Powers of Attorney	Signature Page

31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Executive Officer of Waterstone Financial		X

31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Waterstone Financial		X

32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Waterstone Financial		X

32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Waterstone Financial		X

* Designates management or compensatory agreements, plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.