Form 10-Q
period 2013-03-31
WATERSTONE FINANCIAL INC
filed 2013-05-03
CIK 1329517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the issuer's common stock, $0.01 par value per share, was 31,348,556 at April 30, 2013.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
	2013	2012
Assets	(In Thousands, except share data)
Cash	$54,652	37,129
Federal funds sold	9,209	28,576
Interest-earning deposits in other financial institutions
and other short term investments	253	5,764
Cash and cash equivalents	64,114	71,469
Securities available for sale (at fair value)	220,471	205,017
Loans held for sale (at fair value)	104,168	133,613
Loans receivable	1,124,937	1,133,672
Less: Allowance for loan losses	29,298	31,043
Loans receivable, net	1,095,639	1,102,629

Office properties and equipment, net	26,844	26,935
Federal Home Loan Bank stock (at cost)	20,193	20,193
Cash surrender value of life insurance	38,201	38,061
Real estate owned	30,799	35,974
Prepaid expenses and other assets	28,325	27,185
Total assets	$1,628,754	1,661,076

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$86,948	84,140
Money market and savings deposits	115,578	118,453
Time deposits	712,393	736,920
Total deposits	914,919	939,513

Short-term borrowings	45,324	45,888
Long-term borrowings	434,000	434,000
Advance payments by borrowers for taxes	7,346	1,672
Other liabilities	20,060	37,369
Total liabilities	1,421,649	1,458,442

Shareholders' equity:
Preferred stock (par value $.01 per share)
Authorized - 20,000,000 shares, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 200,000,000 shares in 2013 and 2012
Issued - 34,072,909 in 2013 and 2012
Outstanding - 31,348,556 in 2013 and 2012	341	341
Additional paid-in capital	110,458	110,490
Retained earnings	141,112	136,487
Unearned ESOP shares	(1,494)	(1,708)
Accumulated other comprehensive income, net of taxes	1,949	2,285
Treasury shares (2,724,353 shares), at cost	(45,261)	(45,261)
Total shareholders' equity	207,105	202,634
Total liabilities and shareholders' equity	$1,628,754	1,661,076

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31,
	2013	2012
	(In Thousands, except per share amounts)

Interest income:
Loans	$15,213	16,572
Mortgage-related securities	437	863
Debt securities, federal funds sold and short-term investments	536	707
Total interest income	16,186	18,142
Interest expense:
Deposits	1,466	3,204
Borrowings	4,574	4,512
Total interest expense	6,040	7,716
Net interest income	10,146	10,426
Provision for loan losses	1,760	3,675
Net interest income after provision for loan losses	8,386	6,751
Noninterest income:
Service charges on loans and deposits	365	249
Increase in cash surrender value of life insurance	140	145
Total other-than-temporary investment losses	-	(901)
Portion of loss recognized in other comprehensive income (before income taxes)	-	897
Net impairment losses recognized in earnings	-	(4)
Mortgage banking income	21,988	14,201
(Loss) gain on sale of available for sale securities	(9)	241
Other	549	170
Total noninterest income	23,033	15,002
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	16,482	10,637
Occupancy, office furniture, and equipment	1,916	1,721
Advertising	824	555
Data processing	477	392
Communications	408	296
Professional fees	405	426
Real estate owned	141	1,435
FDIC insurance premiums	673	941
Other	2,545	3,112
Total noninterest expenses	23,871	19,515
Income before income taxes	7,548	2,238
Income tax expense	2,923	30
Net income	$4,625	2,208
Income per share:
Basic	$0.15	0.07
Diluted	$0.15	0.07
Weighted average shares outstanding:
Basic	31,123,857	31,024,139
Diluted	31,334,490	31,036,711
 (Unaudited)

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2013	2012
	(In Thousands)
Net income	$4,625	2,208

Other comprehensive income, net of tax:
Net unrealized holding (loss) gain on available for sale securities:
Net unrealized holding (loss) gain arising during the period, net of tax benefit (expense) of $225 and ($100) respectively	(341)	340

Reclassification adjustment for net loss (gain) included in net income during the period, net of tax (benefit) expense of $4 and ($96), respectively	5	(144)

Total other comprehensive (loss) income	(336)	196
Comprehensive income	$4,289	2,404

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

						Accumulated
			Additional		Unearned	Other		Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income	Shares	Equity
	(In Thousands)
Balances at December 31, 2011	31,250	$340	110,894	101,573	(2,562)	1,388	(45,261)	166,372

Comprehensive income:
Net income	—	—	—	2,208	—	—	—	2,208
Other comprehensive income:	—	—	—	—	—	196	—	196
Total comprehensive income								2,404

ESOP shares committed to be released to Plan participants	—	—	(170)	—	214	—	—	44
Stock based compensation	100	—	40	—	—	—	—	40

Balances at March 31, 2012	31,350	$340	110,764	103,781	(2,348)	1,584	(45,261)	168,860

Balances at December 31, 2012	31,348	$341	110,490	136,487	(1,708)	2,285	(45,261)	202,634

Comprehensive income:
Net income	—	—	—	4,625	—	—	—	4,625
Other comprehensive loss:	—	—	—	—	—	(336)	—	(336)
Total comprehensive income								4,289

ESOP shares committed to be released to Plan participants	—	—	(64)	—	214	—	—	150
Stock based compensation	—	—	32	—	—	—	—	32

Balances at March 31, 2013	31,348	$341	110,458	141,112	(1,494)	1,949	(45,261)	207,105

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2013	2012
	(In Thousands)

Operating activities:
Net income	$4,625	2,208
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	1,760	3,675
Provision for depreciation	606	486
Deferred income taxes	1,671	-
Stock based compensation	32	40
Net amortization of premium/discount on debt and
mortgage related securities	620	216
Amortization of unearned ESOP shares	150	44
Gain on sale of loans held for sale	(19,996)	(14,964)
Loans originated for sale	(430,108)	(326,882)
Proceeds on sales of loans originated for sale	479,549	339,428
(Increase) decrease in accrued interest receivable	(500)	147
Increase in cash surrender value of life insurance	(140)	(145)
Decrease in accrued interest on deposits and borrowings	(64)	(117)
Increase in other liabilities	(4,947)	(2,610)
Decrease in accrued tax payable	(557)	(17)
(Loss) gain on sale of available for sale securities	9	(241)
Impairment of securities	-	4
Net realized and unrealized (gain) loss related to real estate owned	(352)	533
Other	(2,319)	(1,232)

Net cash provided by operating activities	30,039	573

Investing activities:
Net decrease in loans receivable	2,496	6,779
Purchases of:
Debt securities	(26,316)	(980)
Mortgage related securities	(3,096)	(51,367)
Premises and equipment, net	(537)	(396)
Proceeds from:
Principal repayments on mortgage-related securities	11,036	7,339
Maturities of debt securities	815	25,072
Sales of debt securities	921	11,908
Calls of structured notes	-	2,648
Sales of real estate owned	8,512	6,490
Redemption of FHLB stock	-	852

Net cash (used in) provided by investing activities	(6,169)	8,345

Financing activities:
Net decrease in deposits	(24,594)	(7,538)
Net change in short-term borrowings	(564)	(1,945)
Net change in advance payments by borrowers for taxes	(6,067)	(4,208)
Net cash used in financing activities	(31,225)	(13,691)
Decrease in cash and cash equivalents	(7,355)	(4,773)
Cash and cash equivalents at beginning of period	71,469	80,380
Cash and cash equivalents at end of period	$64,114	75,607

Supplemental information:
Cash paid, credited or (received) during the period for:
Income tax payments	1,809	47
Interest payments	6,105	7,833
Noncash investing activities:
Loans receivable transferred to real estate owned	2,734	6,349

See Accompanying Notes to Unaudited Consolidated Financial Statements.

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company's December 31, 2012 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other period.

The preparation of the unaudited consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period.  Significant items subject to such estimates and assumptions include the allowance for loan losses, deferred income taxes and real estate owned.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-01, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which amended disclosures by requiring improved information about financial instruments and derivative instruments that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. Reporting entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of international financial reporting standards ("IFRS"). Companies were required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those years.  The adoption of this accounting standard did not have a material impact on the Company's results of operation, financial position, or liquidity.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  Under this standard, an entity is required to provide information about the amounts reclassified out of accumulated OCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This standard does not change the current requirements for reporting net income or other comprehensive income in the financial statements and was effective for interim and annual periods beginning on or after December 15, 2012. The adoption of this accounting standard did not have a material impact on the Company's results of operation, financial position, or liquidity.

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company's investment in securities available for sale follow:

	March 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$111,803	2,381	(108)	114,076
Collateralized mortgage obligations:
Government sponsored enterprise issued	25,682	410	—	26,092
Mortgage-related securities	137,485	2,791	(108)	140,168

Government sponsored enterprise bonds	10,000	21	—	10,021
Municipal securities	57,550	1,746	(567)	58,729
Other debt securities	5,000	136	—	5,136
Debt securities	72,550	1,903	(567)	73,886

Certificates of Deposit	6,370	51	(4)	6,417
	$216,405	4,745	(679)	220,471

	December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(In Thousands)
Mortgage-backed securities	$116,813	2,349	(106)	119,056
Collateralized mortgage obligations:
Government sponsored enterprise issued	29,207	373	(1)	29,579
Mortgage-related securities	146,020	2,722	(107)	148,635

Government sponsored enterprise bonds	8,000	17	—	8,017
Municipal securities	35,493	2,043	(165)	37,371
Other debt securities	5,000	70	—	5,070
Debt securities	48,493	2,130	(165)	50,458

Certificates of Deposit	5,880	45	(1)	5,924
	$200,393	4,897	(273)	205,017

The Company's mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.  At March 31, 2013, $6.1 million of the Company's government sponsored enterprise bonds and $94.6 million of the Company's mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.
The amortized cost and fair values of investment securities by contractual maturity at March 31, 2013 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Debt and other securities
Due within one year	$2,750	2,756
Due after one year through five years	24,726	25,737
Due after five years through ten years	20,248	20,155
Due after ten years	31,196	31,655
Mortgage-related securities	137,485	140,168
	$216,405	220,471

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$8,012	(108)	—	—	8,012	(108)
Municipal securities	30,938	(477)	384	(90)	31,322	(567)
Certificates of Deposit	1,221	(4)	—	—	1,221	(4)
	$40,171	(589)	384	(90)	40,555	(679)

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
	(In Thousands)
Mortgage-backed securities	$19,382	(106)	—	—	19,382	(106)
Collateralized mortgage obligations:
Government sponsored enterprise issued	1,419	(1)	—	—	1,419	(1)
Municipal securities	9,009	(94)	398	(71)	9,407	(165)
Certificates of Deposit	244	(1)	—	—	244	(1)
	$30,054	(202)	398	(71)	30,452	(273)

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

As of March 31, 2013, the Company identified two municipal securities that were deemed to be other-than-temporarily impaired.  Both securities were issued by a tax incremental district in a municipality located in Wisconsin.  During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern.  During the year ended December 31, 2012, the Company's analysis of these securities resulted in $100,000 in credit losses that were charged to earnings with respect to these two municipal securities.  No additional credit loss was recognized during the three months ended March 31, 2013.   As of March 31, 2013, these securities had a combined amortized cost of $215,000 and a combined estimated fair value of $237,000.  As of March 31, 2013, the Company had one municipal security which had been in an unrealized loss position for twelve months or longer.  This security was determined not to be other-than-temporarily impaired as of March 31, 2013.  During the year ended December 31, 2012, two private-label collateralized mortgage obligations, that had been identified as other than temporarily impaired, were sold at a combined gain of $282,000.  At the time of sale, these securities had a combined amortized cost of $18.0 million.
The following table presents the change in other-than-temporary credit related impairment charges on securities available for sale for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(In Thousands)
Credit-related impairments on securities as of December 31, 2011	$2,096
Credit-related impairments related to securities for which an other-than-temporary impairment was not previously recognized	100
Increase in credit-related impairments related to securities for which an other-than-temporary impairment was previously recognized	113
Reduction for sales of securities for which other-than-temporary was previously recognized	(2,209)
Credit-related impairments on securities as of December 31, 2012	100
Credit-related impairments related to securities for which an other-than-temporary impairment was not previously recognized	-
Increase in credit-related impairments related to securities for which an other-than-temporary impairment was previously recognized	-
Credit-related impairments on securities as of March 31, 2013	$100

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
During the three months ended March 31, 2013, proceeds from the sale of securities totaled $921,000 and resulted in losses totaling $9,000.  The $9,000 loss included in (loss) gain on sale of available for sale securities in the consolidated statements of income during the three months ended March 31, 2013 was reclassified from accumulated other comprehensive income.  During the three months ended March 31, 2012, proceeds from the sale of securities totaled $11.9 million and resulted in gains totaling $241,000.  The $241,000 gain included in (loss) gain on sale of available for sale securities in the consolidated statements of income during the three months ended March 31, 2012 was reclassified from accumulated other comprehensive income.

Note 3 - Loans Receivable
Loans receivable at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31,	December 31,
	2013	2012
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$445,243	460,821
Over four-family	514,566	514,363
Home equity	35,949	36,494
Construction and land	33,249	33,818
Commercial real estate	76,759	65,495
Consumer	128	132
Commercial loans	19,043	22,549
	$1,124,937	1,133,672

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans.  Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  While credit risks are geographically concentrated in the Company's Milwaukee metropolitan area, and while 88.5% of the Company's loan portfolio involves loans that are secured by residential real estate, there are no concentrations with individual or groups of related borrowers.  While the real estate collateralizing these loans is residential in nature, it ranges from owner-occupied single family homes to large apartment complexes.  In addition, real estate collateralizing $79.0 million, or 7.0% of total loans, is located outside of the state of Wisconsin.

During the three months ended March 31, 2013, $430.1 million in residential loans were originated for sale.  During the same period, sales of loans held for sale totaled $459.6 million, generating mortgage banking income of $22.0 million.  The unpaid principal balance of loans serviced for others was $787.6 million and $635.8 million at March 31, 2013 and December 31, 2012, respectively. These loans are not reflected in the consolidated statements of financial condition.
Qualifying loans receivable totaling $818.2 million and $801.6 million at March 31, 2013 and December 31, 2012, respectively, are pledged as collateral against $350.0 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement.

An analysis of past due loans receivable as of March 31, 2013 and December 31, 2012 follows:

	As of March 31, 2013

	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$8,344	4,766	29,016	42,126	403,117	445,243
Over four-family	1,819	1,562	19,040	22,421	492,145	514,566
Home equity	914	105	448	1,467	34,482	35,949
Construction and land	-	763	2,140	2,903	30,346	33,249
Commercial real estate	258	-	665	923	75,836	76,759
Consumer	-	-	-	-	128	128
Commercial loans	-	841	511	1,352	17,691	19,043
Total	$11,335	8,037	51,820	71,192	1,053,745	1,124,937

	As of December 31, 2012
Mortgage loans:
Residential real estate:
One- to four-family	$11,745	5,402	29,259	46,406	414,415	460,821
Over four-family	3,543	1,498	18,336	23,377	490,986	514,363
Home equity	416	111	404	931	35,563	36,494
Construction and land	87	-	2,180	2,267	31,551	33,818
Commercial real estate	290	-	668	958	64,537	65,495
Consumer	-	-	-	-	132	132
Commercial loans	-	-	511	511	22,038	22,549
Total	$16,081	7,011	51,358	74,450	1,059,222	1,133,672

(1)	Includes $4.9 million and $2.4 million for March 31, 2013 and December 31, 2012, respectively, which are on non-accrual status.
(2)	Includes $2.2 million and $2.8 million for March 31, 2013 and December 31, 2012, respectively, which are on non-accrual status.
(3)	Includes $7.1 million and $18.2 million for March 31, 2013 and December 31, 2012, respectively, which are on non-accrual status.

As of March 31, 2013 and December 31, 2012, there are no loans that are 90 or more days past due and still accruing interest.

A summary of the activity for the three months ended March 31, 2013 and 2012 in the allowance for loan losses follows:

	One- to Four- Family	Over Four- Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Three months ended March 31, 2013
Balance at beginning of period	$17,819	7,734	2,097	1,323	1,259	30	781	31,043
Provision (credit) for loan losses	2,055	(329)	(74)	39	132	(2)	(61)	1,760
Charge-offs	(3,642)	(137)	(78)	(7)	-	-	-	(3,864)
Recoveries	153	201	2	-	-	2	1	359
Balance at end of period	$16,385	7,469	1,947	1,355	1,391	30	721	29,298

Three months ended March 31, 2012
Balance at beginning of period	$17,475	8,252	1,998	2,922	941	28	814	32,430
Provision (credit) for loan losses	2,245	762	448	264	14	(1)	(57)	3,675
Charge-offs	(2,446)	(447)	(150)	(120)	(35)	-	-	(3,198)
Recoveries	116	4	7	-	-	-	13	140
Balance at end of period	$17,390	8,571	2,303	3,066	920	27	770	33,047

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of March 31, 2013 follows:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)

Allowance related to loans individually evaluated for impairment	$5,190	2,383	951	377	228	-	331	9,460
Allowance related to loans collectively evaluated for impairment	11,195	5,086	996	978	1,163	30	390	19,838

Balance at end of period	$16,385	7,469	1,947	1,355	1,391	30	721	29,298

Loans individually evaluated for impairment	$56,498	25,794	2,221	4,429	665	22	1,352	90,981

Loans collectively evaluated for impairment	388,745	488,772	33,728	28,820	76,094	106	17,691	1,033,956

Total gross loans	$445,243	514,566	35,949	33,249	76,759	128	19,043	1,124,937

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

The following table presents information relating to the Company's internal risk ratings of its loans receivable as of March 31, 2013 and December 31, 2012:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At March 31, 2013
Substandard	$51,706	19,696	2,637	3,665	665	22	1,364	79,755

Watch	15,550	18,464	1,558	2,891	2,005	-	1,331	41,799

Pass	377,987	476,406	31,754	26,693	74,089	106	16,348	1,003,383
	$445,243	514,566	35,949	33,249	76,759	128	19,043	1,124,937

At December 31, 2012
Substandard	$53,242	24,767	2,913	3,705	1,251	23	1,365	87,266

Watch	17,082	14,157	606	2,803	1,234	-	964	36,846

Pass	390,497	475,439	32,975	27,310	63,010	109	20,220	1,009,560
	$460,821	514,363	36,494	33,818	65,495	132	22,549	1,133,672

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

The following tables present data on impaired loans at March 31, 2013 and December 31, 2012.

	As of or for the Three Months Ended March 31, 2013
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$23,875	24,097	5,190	222	24,445	226
Over four-family	16,030	16,275	2,383	245	16,732	214
Home equity	1,463	1,463	951	-	1,539	10
Construction and land	2,315	2,315	377	-	2,315	15
Commercial real estate	228	594	228	366	594	-
Consumer	-	-	-	-	-	-
Commercial	1,352	1,352	331	-	1,352	3
	45,263	46,096	9,460	833	46,977	468

Total Impaired with no Reserve

One- to four-family	32,623	38,246	-	5,623	38,154	271
Over four-family	9,764	9,929	-	165	10,489	5
Home equity	758	924	-	166	934	3
Construction and land	2,114	3,579	-	1,465	3,579	1
Commercial real estate	437	461	-	24	472	2
Consumer	22	22	-	-	23	-
Commercial	-	-	-	-	-	-
	45,718	53,161	-	7,443	53,651	282

Total Impaired

One- to four-family	56,498	62,343	5,190	5,845	62,599	497
Over four-family	25,794	26,204	2,383	410	27,221	219
Home equity	2,221	2,387	951	166	2,473	13
Construction and land	4,429	5,894	377	1,465	5,894	16
Commercial real estate	665	1,055	228	390	1,066	2
Consumer	22	22	-	-	23	-
Commercial	1,352	1,352	331	-	1,352	3
	$90,981	99,257	9,460	8,276	100,628	750

	As of or for the Year Ended December 31, 2012
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$29,057	29,456	7,058	399	29,768	874
Over four-family	17,397	17,642	3,268	245	18,073	722
Home equity	1,544	1,544	1,033	-	1,615	74
Construction and land	2,316	2,316	377	-	2,316	78
Commercial real estate	813	1,179	341	366	1,748	50
Consumer	-	-	-	-	-	-
Commercial	1,352	1,352	331	-	1,352	42
	52,479	53,489	12,408	1,010	54,872	1,840

Total Impaired with no Reserve

One- to four-family	28,410	31,315	-	2,905	31,358	1,175
Over four-family	10,884	11,179	-	295	11,649	549
Home equity	583	749	-	166	755	14
Construction and land	2,154	3,655	-	1,501	3,656	5
Commercial real estate	437	461	-	24	473	12
Consumer	24	24	-	-	24	1
Commercial	-	-	-	-	-	-
	42,492	47,383	-	4,891	47,915	1,756

Total Impaired

One- to four-family	57,467	60,771	7,058	3,304	61,126	2,049
Over four-family	28,281	28,821	3,268	540	29,722	1,271
Home equity	2,127	2,293	1,033	166	2,370	88
Construction and land	4,470	5,971	377	1,501	5,972	83
Commercial real estate	1,250	1,640	341	390	2,221	62
Consumer	24	24	-	-	24	1
Commercial	1,352	1,352	331	-	1,352	42
	$94,971	100,872	12,408	5,901	102,787	3,596

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower's intent and ability to make all principal and interest payments in accordance with contractual terms.  The evaluation process is subject to the use of significant estimates and actual results could differ from estimates.  This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis.  In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan.  Of the total $45.7 million of impaired loans as of March 31, 2013 for which no allowance has been provided, $7.4 million in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loan's net realizable value, using the estimated fair value of the underlying collateral.  To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.
At March 31, 2013, total impaired loans includes $55.8 million of troubled debt restructurings.  Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure.  The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate.  The restructured terms are typically in place for six to twelve months.  At December 31, 2012, total impaired loans included $59.6 million of troubled debt restructurings.
The following presents data on troubled debt restructurings:

	As of March 31, 2013
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$13,212	21	$15,942	85	$29,154	106
Over four-family	6,727	5	16,024	8	22,751	13
Home equity	-	-	975	3	975	3
Construction and land	2,171	2	78	1	2,249	3
Commercial real estate	-	-	665	2	665	2

	$22,110	28	$33,684	99	$55,794	127

	As of December 31, 2012
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$9,921	17	$21,847	95	$31,768	112
Over four-family	3,917	4	20,030	13	23,947	17
Home equity	-	-	986	3	986	3
Construction and land	2,173	2	79	1	2,252	3
Commercial real estate	-	-	668	2	668	2

	$16,011	23	$43,610	114	$59,621	137

At March 31, 2013, $55.8 million in loans had been modified in troubled debt restructurings and $33.7 million of these loans were included in the non-accrual loan total.  The remaining $22.1 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continued to be included with accruing loans.  Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired.  As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve.  When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate.  When there is doubt as to the borrower's ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral.  As a result of the impairment analysis, a $4.4 million valuation allowance has been established as of March 31, 2013 with respect to the $55.8 million in troubled debt restructurings.  As of December 31, 2012, a $6.4 million valuation allowance had been established with respect to the $59.6 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status.  If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$24,809	70	2,266	9	27,075	79
Principal forbearance	17,374	11	347	1	17,721	12
Interest reduction	7,694	10	3,304	26	10,998	36
	$49,877	91	5,917	36	55,794	127

	As of December 31, 2012
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$26,051	77	2,770	11	28,821	88
Principal forbearance	17,574	11	348	1	17,922	12
Interest reduction	11,984	35	894	2	12,878	37
	$55,609	123	4,012	14	59,621	137

The following presents data on troubled debt restructurings as of March 31, 2013:

	For the Three Months Ended March 31, 2013		For the Three Months Ended March 31, 2012
	Amount	Number	Amount	Number
	(dollars in thousands)		(dollars in thousands)
Loans modified as a troubled debt restructure
One- to four-family	$343	3	$2,971	7
	$343	3	$2,971	7

Troubled debt restructuring modified within the past twelve months for which there was a default
One- to four-family	$-	-	$520	1
	$-	-	$520	1

There have been no troubled debt restructurings modified within the past twelve months for which there was a default.

The following table presents data on non-accrual loans as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$41,985	46,467
Over four-family	19,067	23,205
Home equity	1,539	1,578
Construction and land	2,175	2,215
Commercial real estate	665	668
Consumer	22	24
Commercial	511	511
Total non-accrual loans	$65,964	74,668

Total non-accrual loans to total loans receivable	5.86%	6.59%
Total non-accrual loans and performing troubled debt restructurings to total loans receivable	7.83%	8.00%
Total non-accrual loans to total assets	4.05%	4.50%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	March 31,	December 31,
	2013	2012
	(In Thousands)

One- to four-family	$15,348	17,353
Over four-family	7,849	9,890
Construction and land	6,048	7,029
Commercial real estate	1,554	1,702

	$30,799	35,974

The following table presents the activity in the Company's real estate owned:

	Three months ended March 31,
	2013	2012
	(In Thousands)
Real estate owned at beginning of the period	$35,974	56,670
Transferred from loans receivable	2,734	6,349
Sales	(7,680)	(6,122)
Write downs	(480)	(875)
Other	251	(12)
Real estate owned at the end of the period	$30,799	56,010

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company's mortgage servicing rights:

	Three months ended March 31,
	2013	2012
	(In Thousands)
Mortgage servicing rights at beginning of the period	$3,220	198
Additions	958	439
Amortization	(269)	(22)
Mortgage servicing rights at end of the period	3,909	615
Valuation allowance at end of period	-	-
Mortgage servicing rights at the end of the period, net	$3,909	615

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

		March 31,
		2013
		(In Thousands)
Estimate for the period ended December 31:	2013	$862
2014		935
2015		765
2016		597
2017		429
Thereafter		321
Total		$3,909

Note 6— Deposits

A summary of the contractual maturities of time deposits at March 31, 2013 is as follows:

(In Thousands)

Within one year	$452,351
More than one to two years	214,086
More than two to three years	12,571
More than three to four years	10,869
More than four through five years	22,490
After five years	26
$712,393

Note 7— Borrowings
Borrowings consist of the following:

		March 31, 2013		December 31, 2012
			Weighted		Weighted
			Average		Average
		Balance	Rate	Balance	Rate
		(Dollars in Thousands)
Short term:
Short-term repurchase agreements		$45,324	3.22%	45,888	3.09%

Long term:
Federal Home Loan Bank, Chicago advances maturing:
2016		220,000	4.34%	220,000	4.34%
2017		65,000	3.19%	65,000	3.19%
2018		65,000	2.97%	65,000	2.97%

Repurchase agreements maturing	2017	84,000	3.96%	84,000	3.96%
		$479,324	3.83%	479,888	3.82%

The short-term repurchase agreements represent the outstanding portion of a total $90.0 million commitment with two unrelated banks.  The short-term repurchase agreements are utilized by Waterstone Mortgage Corporation to finance loans originated for sale.  These agreements are secured by the underlying loans being financed.  Related interest rates are based upon the note rate associated with the loans being financed.  The first of the two short-term repurchase agreements has an outstanding balance of $29.8 million, a rate of 2.95% and a total commitment of $40.0 million at March 31, 2013.  The second short-term repurchase agreement has an outstanding balance of $15.5 million, a rate of 3.75% and a total commitment of $50.0 million at March 31, 2013.
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
The $84.0 million in repurchase agreements have fixed rates ranging from 2.89% to 4.31% callable quarterly until their maturity in 2017.  The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $100.7 million at March 31, 2013 and $101.9 million at December 31, 2012.
The Company selects loans that meet underwriting criteria established by the Federal Home Loan Bank Chicago (FHLBC) as collateral for outstanding advances. The Company's borrowings at the FHLBC are limited to 75% of the carrying value of unencumbered one- to four-family mortgage loans, 40% of the carrying value of home equity loans and 60% of the carrying value of over four-family loans. In addition, these advances are collateralized by FHLBC stock of $20.2 million at both March 31, 2013 and December 31, 2012. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). As of March 31, 2013, the Bank meets all capital adequacy requirements to which it is subject.

On November 25, 2009, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, WaterStone Bank agreed to the issuance of a Consent Order jointly issued by the Federal Deposit Insurance Corporation and the WDFI, WaterStone Bank's primary banking regulators.  At the same time, pursuant to a Stipulation and Consent to Issuance of Order to Cease and Desist, Waterstone Financial, Inc. agreed to the issuance of an Order to Cease and Desist by the Office of Thrift Supervision, Waterstone Financial Inc.'s thrift holding company regulator at the time.  The Order issued by the Office of Thrift Supervision requires, among other things, that WaterStone Bank maintain minimum Tier 1 capital of 8.5% of total average assets and minimum total risk-based capital of 12.0% of risk-weighted assets.  Effective December 11, 2012, the WDFI and the Federal Deposit Insurance Corporation terminated the Order issued to WaterStone Bank.  The terminated Order was replaced with a memorandum of understanding that requires, among other things, maintenance of a minimum Tier I capital of 8.0% and a minimum total risk based capital ratio of 12.0%, and also prohibits dividend payments without prior regulatory non-objection.  Waterstone Financial, Inc. remains subject to its Order issued by the Office of Thrift Supervision, through enforcement by the Federal Reserve Board, as the successor holding company regulator to the Office of Thrift Supervision.  At March 31, 2013, the Company is in compliance with all requirements of the memorandum of understanding and order to cease and desist.

As of March 31, 2013 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as quantitatively "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk‑based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.
As a state-chartered savings bank, the Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.

The actual and required capital amounts and ratios for the Bank as of March 31, 2013 and December 31, 2012 are presented in the table below:

	March 31, 2013
					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)

Total capital (to risk-weighted assets)	$205,635	18.75%	87,726	8.00%	109,657		10.00%
Tier I capital (to risk-weighted assets)	191,736	17.49%	43,863	4.00%	65,794		6.00%
Tier I capital (to average assets)	191,736	11.79%	65,061	4.00%	81,326		5.00%
State of Wisconsin (to total assets)	191,736	11.82%	97,339	6.00%	N/	A	N/	A

	December 31, 2012
	(Dollars In Thousands)
Total capital (to risk-weighted assets)	$199,098	17.34%	91,844	8.00%	114,806		10.00%
Tier I capital (to risk-weighted assets)	184,542	16.07%	45,922	4.00%	68,883		6.00%
Tier I capital (to average assets)	184,542	11.13%	66,312	4.00%	82,890		5.00%
State of Wisconsin (to total assets)	184,542	11.15%	99,305	6.00%	N/	A	N/	A

Note 9 – Income Taxes
Income tax expense increased from $30,000 during the three months ended March 31, 2012 to $2.9 million for the three months ended March 31, 2013. This increase was partially due to the increase in our income before income taxes, which increased from $2.2 million during the three months ended March 31, 2012 to $7.5 million during the three months ended March 31, 2013.  During the third quarter of 2008, we established a valuation allowance against our net deferred tax assets. That valuation allowance effectively resulted in no income tax expense being recognized during the three months ended March 31, 2012 other than state income taxes for states in which separate company returns are filed.  During the fourth quarter of 2012, we released the valuation allowance against our net deferred tax assets. Therefore, income tax expense is recognized on the statement of income during the three months ended March 31, 2013 at an effective rate of 38.7% of pretax book income.

As of March 31, 2013, net deferred tax assets totaled $15.3 million, which, in the judgment of management, will more-likely-than-not be fully realized. The largest components of the deferred tax asset are associated with the allowance for loan losses and basis adjustments on real estate owned. We are largely relying on earnings generated in the current year and forecasted earnings in future years in making the determination that we will more-likely-than-not realize our deferred tax asset.

Note 10 – Offsetting of Assets and Liabilities
The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities.  In addition, the Company enters into agreements under which it sells loans held for sale subject to an obligation to repurchase the same loans.  Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets.  As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of assets.  The obligation to repurchase the assets is reflected as a liability in the Company's consolidated statements of condition, while the securities and loans held for sale underlying the repurchase agreements remain in the respective investment securities and loans held for sale asset accounts. In other words, there is no offsetting or netting of the investment securities or loans held for sale assets with the repurchase agreement liabilities.  One of the Company's two short-term repurchase agreements and all of the Company's long-term repurchase agreements are subject to master netting agreements, which establish the rights and obligations for repurchase and offset.  Under the master netting agreement, the Company is entitled to set off the collateral placed with a single counterparty against obligations owed to that counterparty.

The following table presents the liabilities subject to an enforceable master netting agreement as of March 31, 2013 and December 31, 2012.

	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In Thousands)
March 31, 2013
Repurchase Agreements
Short-term	$29,847	-	29,847	29,847	-
Long-term	84,000	-	84,000	84,000	-
	$113,847	-	113,847	113,847	-

December 31, 2012
Repurchase Agreements
Short-term	$38,090	-	38,090	38,090	-
Long-term	84,000	-	84,000	84,000	-
	$122,090	-	122,090	122,090	-

Note 11– Financial Instruments with Off-Balance Sheet Risk

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

	March 31,	December 31,
	2013	2012
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$23,101	20,836
Commitments to extend credit under home equity lines of credit	16,814	17,628
Unused portion of construction loans	5,770	5,502
Unused portion of business lines of credit	10,988	10,967
Standby letters of credit	1,159	736

____________
(1) Excludes commitments to originate loans held for sale.
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
The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of March 31, 2013 and December 31, 2012.
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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.  Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale.  At March 31, 2013, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $295.0 million and interest rate lock commitments with an aggregate notional amount of approximately $184.0 million.  The fair value of the mortgage derivatives at March 31, 2013 included a gain of $2.4 million on mortgage banking derivative assets and a $124,000 net loss on mortgage banking liabilities that are reported as a component of other asset and other liabilities, respectively on the Company's consolidated statements of financial condition.

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

Note 13 – Earnings per share

Earnings per share are computed using the two-class method.  Basic earnings per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include unvested restricted shares.  Unvested restricted shares are considered participating securities because holders of these securities have the right to receive dividends at the same rate as holders of the Company's common stock.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares.  Unvested restricted stock and stock options are considered outstanding for diluted earnings per share only.  Unvested restricted stock totaling 81,000 and 105,000 shares are considered outstanding for dilutive earnings per share for the three months ended March 31, 2013 and March 31, 2012, respectively.  Unvested stock options totaled 228,000 and 295,000 shares for the three months ended March 31, 2013 and March 31, 2012, respectively.
Presented below are the calculations for basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2013	2012
	(In Thousands, except per share amounts)

Net income	$4,625	2,208
Net income available to unvested restricted shares	12	7
Net income available to common stockholders	$4,613	2,201

Weighted average shares outstanding	31,124	31,024
Effect of dilutive potential common shares	211	13
Diluted weighted average shares outstanding	31,335	31,037

Basic earnings per share	$0.15	0.07
Diluted earnings per share	$0.15	0.07

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

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2013	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$114,076	-	114,076	-
Collateralized mortgage obligations
Government sponsored enterprise issued	26,092	-	26,092	-
Government sponsored enterprise bonds	10,021	-	10,021	-
Municipal securities	58,729	-	58,729	-
Other debt securities	5,136	5,136	-	-
Certificates of deposit	6,417	-	6,417	-
Loans held for sale	104,168	-	104,168	-
Mortgage banking derivative assets	2,364	-	-	2,364
Mortgage banking derivative liabilities	124	-	-	124

		Fair Value Measurements Using
	December 31, 2012	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$119,056	-	119,056	-
Collateralized mortgage obligations
Government sponsored enterprise issued	29,579	-	29,579	-
Government sponsored enterprise bonds	8,017	-	8,017	-
Municipal securities	37,371	-	37,371	-
Other debt securities	5,070	5,070	-	-
Certificates of deposit	5,924	-	5,924	-
Loans held for sale	133,613	-	133,613	-
Mortgage banking derivative assets	1,668	-	-	1,668
Mortgage banking derivative liabilities	249	-	-	249

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

The table below presents reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2013 and 2012.

	Available for sale securities	Mortgage banking derivatives, net
	(In Thousands)

Balance at December 31, 2011	$18,451	527

Transfer into level 3	-	-
Unrealized holding losses arising during the period:
Included in other comprehensive income	1,023	-
Other than temporary impairment included in net loss	(113)	-
Principal repayments	(1,352)	-
Net accretion of discount/amortization of premium	-	-
Sales of available for sale securities	(18,009)
Mortgage derivative gain, net	-	892
Balance at December 31, 2012	-	1,419

Transfer into level 3	-	-
Unrealized holding losses arising during the period:
Included in other comprehensive income	-	-
Other than temporary impairment included in net loss	-	-
Principal repayments	-	-
Net accretion of discount/amortization of premium	-	-
Mortgage derivative gain, net	-	821
Balance at March 31, 2013	$-	2,240

There were no transfers in or out of Level 1 or Level 2 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	March 31, 2013	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$35,803	-	-	35,803
Real estate owned	30,799	-	-	30,799

		Fair Value Measurements Using
	December 31, 2012	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$40,071	-	-	40,071
Real estate owned	35,974	-	-	35,974

_________
(1)  Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis.  On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral.  Fair value is determined based on third party appraisals.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques.  At March 31, 2013, loans determined to be impaired with an outstanding balance of $45.3 million were carried net of specific reserves of $9.5 million for a fair value of $35.8 million.  At December 31, 2012, loans determined to be impaired with an outstanding balance of $52.5 million were carried net of specific reserves of $12.4 million for a fair value of $40.1 million.  Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value.  Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value.  Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal.  Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques.  Changes in the value of real estate owned totaled $480,000 and $875,000 during the three months ended March 31, 2013 and 2012, respectively and are recorded in real estate owned expense. At March 31, 2013 and December 31, 2012, real estate owned totaled $30.8 million and $36.0 million, respectively.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

			Significant	Significant Unobservable Input Value
	Fair Value at	Valuation	Unobservable	Minimum Value	Maximum Value
	March 31, 2013	Technique	Inputs

Mortgage banking derivatives	$2,240	Pricing models	Pull through rate	68.7%	100.0%
Impaired loans	35,803	Market approach	Disount rates applied to appraisals	15.0%	30.0%
Real estate owned	30,799	Market approach	Disount rates applied to appraisals	5.0%	89.4%

___________
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

The carrying amounts and fair values of the Company's financial instruments consist of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013					December 31, 2012
	Carrying					Carrying
	amount	Fair Value				amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$64,114	64,114	64,114	-	-	71,649	71,469	71,469	-	-
Securities available-for-sale	220,471	220,471	5,136	215,335	-	205,017	205,017	5,070	199,947	-
Loans held for sale	104,168	104,168	-	104,168	-	133,613	133,613	-	133,613	-
Loans receivable	1,124,937	1,139,665	-	-	1,139,665	1,133,672	1,148,107	-	-	1,148,107
FHLB stock	20,193	20,193	-	20,193	-	20,193	20,193	20,193	-	-
Cash surrender value of life insurance	38,201	38,201	38,201	-	-	38,061	38,061	38,061	-	-
Real estate owned	30,799	30,799	-	-	30,799	35,974	35,974	-	-	35,974
Accrued interest receivable	3,952	3,952	3,952	-	-	3,452	3,452	3,452	-	-
Mortgage banking derivative assets	2,364	2,364	-	-	2,364	1,668	1,668	-	-	1,668

Financial Liabilities
Deposits	914,919	917,255	202,526	714,729	-	939,513	942,118	202,593	739,525	-
Advance payments by borrowers for taxes	7,346	7,346	7,346	-	-	1,672	1,672	1,672	-	-
Borrowings	479,324	531,868	-	531,868	-	479,888	537,299	-	537,299	-
Accrued interest payable	1,651	1,651	1,651	-	-	1,715	1,715	1,715	-	-
Mortgage banking derivative liabilities	124	124	-	-	124	249	249	-	-	249

Other Financial Instruments
Stand-by letters of credit	8	8	-	-	8	5	5	-	-	5

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
Commitments to Extend Credit and Standby Letters of Credit
Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit is not material at March 31, 2013 and December 31, 2012.
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

	Three Months ended March 31, 2013
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$9,936	86	124	10,146
Provision for loan losses	1,700	60	-	1,760
Net interest income after provision for loan losses	8,236	26	124	8,386

Noninterest income:	639	22,406	(12)	23,033

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,291	13,270	(79)	16,482
Occupancy, office furniture and equipment	833	1,083	-	1,916
FDIC insurance premiums	673	-	-	673
Real estate owned	141	-	-	141
Other	960	3,656	43	4,659
Total noninterest expenses	5,898	18,009	(36)	23,871
Income before income taxes	2,977	4,423	148	7,548
Income tax exense	1,116	1,782	25	2,923
Net income	$1,861	2,641	123	4,625

Total Assets	$1,558,139	119,725	(49,110)	1,628,754

	Three Months ended March 31, 2012
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$10,247	54	125	10,426
Provision for loan losses	3,600	75	-	3,675
Net interest income after provision for loan losses	6,647	(21)	125	6,751

Noninterest income:	774	14,228	-	15,002

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,127	7,727	(217)	10,637
Occupancy, office furniture and equipment	790	931	-	1,721
FDIC insurance premiums	941	-	-	941
Real estate owned	1,435	-	-	1,435
Other	1,218	3,497	66	4,781
Total noninterest expenses	7,511	12,155	(151)	19,515
Income (loss) before income taxes (benefit)	(90)	2,052	276	2,238
Income tax expense (benefit)	(794)	824	-	30
Net income	$704	1,228	276	2,208

Total Assets	$1,654,117	101,578	(56,793)	1,698,902

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Information

This report contains various forward-looking statements concerning the Company's financial condition, business plans, growth, operating strategies and prospects that are based on the current expectations and beliefs of management.  Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as in oral presentations.  When used in written documents or oral statements, the words "anticipate," "believe," "estimate," "expect," "objective" and similar expressions and verbs in the future tense, are intended to identify forward-looking statements.  The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected.  In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:

•	our ability to maintain higher regulatory capital levels as imposed by federal and state regulators;
•	adverse changes in the real estate markets;
•	adverse changes in the securities markets;
•	general economic conditions, either nationally or in its market areas, that are worse than expected;
•	inflation and changes in the interest rate environment that reduce its margins or reduce the fair value of financial instruments;
•	changes in interest rates that reduce loan origination volumes and, ultimately, income from its mortgage banking operations;
•	modification/cessation of governmental programs offered to current and prospective homeowners that reduce loan origination volumes and, ultimately, income from our mortgage banking operations;
•	changes in the level of government support for housing finance;
•	legislative or regulatory changes that adversely affect its business;
•	our ability to enter new markets successfully and take advantage of growth opportunities;
•	significantly increased competition among depository and other financial institutions;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial Accounting Standards Board; and
•	changes in consumer spending, borrowing and savings habits.

See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption "Risk Factors" in Item 1A of the Company's 2012 Annual Report on Form 10-K).

Overview

The following discussion and analysis is presented to assist the reader in the understanding and evaluation of the Company's financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the results of operations for the three months ended March 31, 2013 and 2012 and the financial condition as of March 31, 2013 compared to the financial condition as of December 31, 2012.
Our profitability is highly dependent on our net interest income, mortgage banking income and provision for loan losses.  Net interest income is the difference between the interest income we earn on our interest earning assets which are loans receivable, investment securities and cash and cash equivalents, and the interest we pay on deposits and other borrowings.  The Company's banking subsidiary, WaterStone Bank SSB ("WaterStone Bank" or the "Bank") is primarily a mortgage lender with loans secured by real estate comprising 98.3% of total loans receivable on March 31, 2013.  Further, 88.5% of loans receivable are residential mortgage loans with over four-family loans comprising 45.7% of all loans on March 31, 2013.  WaterStone Bank funds loan production primarily with retail deposits and Federal Home Loan Bank advances.  The Bank's mortgage banking subsidiary, Waterstone Mortgage Corporation, utilizes a line of credit provided by the Bank as a primary source of funding loans held for sale.  In addition, Waterstone Mortgage Corporation utilizes short-term repurchase agreements with external banks as needed.  On March 31, 2013, deposits comprised 64.4% of total liabilities.  Time deposits, also known as certificates of deposit, accounted for 77.9% of total deposits at March 31, 2013.  Federal Home Loan Bank advances outstanding on March 31, 2013 totaled $350.0 million, or 24.6% of total liabilities.  During the current prolonged period of low interest rates and economic weakness, we have determined that an investment philosophy emphasizing short-term liquid investments including cash and cash equivalents is prudent and positions the Company to take advantage of the investment, lending and interest rate risk management opportunities that should exist as the local and national economies recover from the recession.  Our high level of time deposits, relative to total deposits, will result in an increase in our cost of funds when market interest rates begin to increase.
During the three months ended March 31, 2013, our results of operations were positively impacted by a significant increase in income from our mortgage banking segment and from decreases in our provision for loans losses and in real estate owned expense, both of which resulted from an improvement in our asset quality.  A significant increase in both sales volumes and margins earned on the sale of mortgage loans in the secondary market yielded a $2.4 million increase in pre-tax earnings from our mortgage banking segment during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.
Our provision for loan losses decreased $1.9 million to $1.8 million for three months ended March 31, 2013 as compared to $3.7 million for the three months ended March 31, 2012.  The decrease in provision for loan losses reflects a stabilization in both the quality of our loan portfolio and the overall local real estate market.  The Company has experienced a stabilization or improvement in a number of key loan-related loan quality metrics compared to December 31, 2012, including impaired loans, loans contractually past due and non-accrual loans.  In addition, the turnover of loans in each of the three aforementioned metrics has slowed during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, which has resulted in fewer loans requiring a specific collateral analysis to determine a potential collateral shortfall and subsequent loan loss reserve.  Furthermore, as a result of stabilization in the local real estate market, those loans that have required a specific collateral review to assess the level of impairment have experienced less significant collateral shortfalls when compared to the prior year.  This is also reflected in the $1.3 million decrease in real estate owned expense from $1.4 million during the three months ended March 31, 2012 to $141,000 for the three months ended March 31, 2013.  Additional information regarding loan quality and its impact on our financial condition and results of operations can be found in the "Asset Quality" discussion.
Offsetting the positive impact of the increase in income from mortgage banking operations and a reduction of the provision for loan losses, net interest income decreased $280,000 to $10.1 million during the three months ended March 31, 2013 compared to $10.4 million during the three months ended March 31, 2012.

Income tax expense increased from $30,000 during the three months ended March 31, 2012 to $2.9 million during the three months ended March 31, 2013.  During the third quarter of 2008, we established a valuation allowance against our net deferred tax assets. That valuation allowance effectively resulted in no income tax expense being recognized during the three months ended March 31, 2012 other than state income taxes for states in which separate company returns are filed.  During the fourth quarter of 2012, we released the valuation allowance against our net deferred tax assets. Therefore, income tax expense was recognized during the three months ended March 31, 2013 at an effective rate of 38.7% of pretax book income.

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
Allowance for Loan Losses. WaterStone Bank establishes valuation allowances on loans deemed to be impaired. A loan is considered impaired when, based on current information and events, it is probable that WaterStone Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is established for an amount equal to the impairment when the carrying amount of the loan exceeds the present value of the expected future cash flows discounted at the loan's original effective interest rate or the estimated net realizable fair value of the underlying collateral (specific component).  The Company recognizes the change in present value of expected future cash flows on impaired loans attributable to the passage of time as provision for loan losses.  On an ongoing basis, at least quarterly for financial reporting purposes, the fair value of collateral dependent impaired loans and real estate owned is determined or reaffirmed by the following procedures:

•	Obtaining updated real estate appraisals or performing updated discounted cash flow analysis;
•	Confirming that the physical condition of the real estate has not significantly changed since the last valuation date;
•	Comparing of the estimated current book value to that of updated sales values experienced on similar real estate owned;
•	Comparing of the estimated current book value to that of updated values seen on more current appraisals of similar properties; and
•	Comparing of the estimated current book value to that of updated listed sales prices on our real estate owned and that of similar properties (not owned by the Company).

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
Actual results could differ from this estimate, and future additions to the allowance may be necessary based on unforeseen changes in loan quality and economic conditions.  More specifically, if our future charge-off experience increases substantially from our past experience, if the value of underlying loan collateral, in our case real estate, declines in value by a substantial amount or if unemployment in our primary market area increases significantly, our allowance for loan losses may be inadequate and we will incur higher provisions for loan losses and lower net income in the future.
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

Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is "more likely than not" that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Examples of positive evidence may include the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods.  Examples of negative evidence may include cumulative losses in a current year and prior two years and general business and economic trends.  At December 31, 2012, the Company determined that a valuation allowance originally established in 2008 was no longer necessary as a result of pretax income in each of the four quarters of 2012, the payment of federal income taxes potentially available for subsequent carry back in future periods and improvement in the Bank's asset quality metrics as well as in general economic conditions.   The valuation allowance was fully reversed at December 31, 2012.
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

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General - Net income for the three months ended March 31, 2013 totaled $4.6 million, or $0.15 for both basic and diluted income per share, compared to net income of $2.2 million, or $0.07 for both basic and diluted income per share, for the three months ended March 31, 2012.  The three months ended March 31, 2013 generated an annualized return on average assets of 1.14% and an annualized return on average equity of 9.14%, compared to an annualized return on average assets of 0.52% and an annualized return on average equity of 5.24% for the comparable period in 2012.  The results of operations for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 reflect a $2.4 million increase in pre-tax income from our mortgage banking operations, a $1.9 million decrease in the provision for loan losses and a $1.3 million decrease in real estate owned expense, partially offset by an $280,000 decrease in net interest income and a $2.9 million increase in income tax expense.  The provision for loan losses totaled $1.8 million during the three months ended March 31, 2013, compared to $3.7 million for the three months ended March 31, 2012.  Loan charge-off activity and specific loan loss reserves are discussed in additional detail in the "Asset Quality" section.

Segment Review – As described in the notes to consolidated financial statements, the Company has two reportable segments: community banking and mortgage banking.  Community banking consists of lending and deposit gathering (as well as other banking-related products and services) to consumers and businesses and the support to deliver, fund, and manage such banking services. The Company's mortgage banking segment originates residential mortgage products for sale in the secondary market.

Mortgage banking segment assets (which consist predominantly of loans held for sale) decreased $28.0 million, or 18.9%, to $119.7 million as of March 31, 2013 compared to $147.7 million as of December 31, 2012.  Additional details are provided in the "Loans Held for Sale" section.  Mortgage banking revenues increased $8.2 million, or 57.5%, to $22.4 million for the three months ended March 31, 2013 compared to $14.2 million during the three months ended March 31, 2012.   The $8.2 million increase in mortgage banking revenues was attributable to both an increase in loan origination volume, as well as increased margins.  Loans originated for sale on the secondary market totaled $430.1 million during the three months ended March 31, 2013, which represents a $103.2 million, or 31.6%, increase in originations from the three months ended March 31, 2012, which totaled $326.9 million.  In addition to the increase in revenues resulting from the increase in origination volume, mortgage banking revenues increased due to an increase in average sales margin.  The major components of mortgage banking revenues include fees and premiums associated with the sale of residential loans held for sale, which are discussed in below. The major expenses for the mortgage banking segment are compensation, payroll taxes and other employee benefits, as well as occupancy, office furniture and equipment and other expenses, which are covered generally in the consolidated discussion in section "Noninterest Expense."

Average Balance Sheets, Interest and Yields/Costs
The following tables set forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments were made, as the effect thereof was not material.  Non-accrual loans were included in the computation of average balances.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.
	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,248,893	15,213	4.94%	$1,294,031	16,572	5.14%
Mortgage related securities(2)	143,628	437	1.23	103,039	863	3.36
Debt securities, federal funds sold and short-term investments(2)(6)	155,973	536	1.40	198,266	707	1.43
Total interest-earning assets	1,548,494	16,186	4.24	1,595,336	18,142	4.56

Noninterest-earning assets	98,893			96,883
Total assets	$1,647,387			$1,692,219

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$44,206	3	0.03	$38,563	7	0.07
Money market and savings accounts	119,569	37	0.13	110,686	86	0.31
Time deposits	723,477	1,426	0.80	869,367	3,111	1.43
Total interest-bearing deposits	887,252	1,466	0.67	1,018,616	3,204	1.26
Borrowings	485,259	4,574	3.82	457,658	4,512	3.95
Total interest-bearing liabilities	1,372,511	6,040	1.79	1,476,274	7,716	2.10

Noninterest-bearing liabilities
Non interest-bearing deposits	39,866			28,194
Other noninterest-bearing liabilities	29,713			18,692
Total noninterest-bearing liabilities	69,579			46,886
Total liabilities	1,442,090			1,523,160
Equity	205,297			169,059
Total liabilities and equity	$1,647,387			$1,692,219

Net interest income		$10,146			$10,426
Net interest rate spread (3)			2.45%			2.46%
Net interest-earning assets (4)	$175,983			$119,062
Net interest margin (5)			2.66%			2.62%
Average interest-earning assets to average interest-bearing liabilities			112.82%			108.07%

__________
(1)  Interest income includes net deferred loan fee amortization income of $156,000 and $150,000 for the three months ended March 31, 2013 and 2012, respectively.
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
     The average balance of tax exempt securities totaled $36.5 million and $26.3 million for the three months ended March 31, 2013 and 2012, respectively.

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

	Three Months Ended March 31,
	2013 versus 2012
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$(648)	(711)	(1,359)
Mortgage related securities(3)	257	(683)	(426)
Other earning assets(3)	(154)	(17)	(171)
Total interest-earning assets	(545)	(1,411)	(1,956)

Interest expense:
Demand accounts	1	(5)	(4)
Money market and savings accounts	6	(55)	(49)
Time deposits	(463)	(1,222)	(1,685)
Total interest-bearing deposits	(456)	(1,282)	(1,738)
Borrowings	234	(172)	62
Total interest-bearing liabilities	(222)	(1,454)	(1,676)
Net change in net interest income	$(323)	43	(280)

______________
(1)	Interest income includes net deferred loan fee amortization income of $156,000 and $150,000 for the three months ended March 31, 2013 and 2012, respectively.
(2)    Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.

Total Interest Income - Total interest income decreased $2.0 million, or 10.8%, to $16.2 million during the three months ended March 31, 2013 from $18.1 million during the three months ended March 31, 2012.

Interest income on loans decreased $1.4 million, or 8.2%, to $15.2 million during the three months ended March 31, 2013 from $16.6 million during the three months ended March 31, 2012.  The decrease in interest income was primarily due to a 20 basis point decrease in the average yield on loans to 4.94% for the three months ended March 31, 2013 from 5.14% for the three months ended March 31, 2012.  The decrease in interest income on loans also reflects a $45.1 million, or 3.5%, decrease in the average balance of loans outstanding to $1.25 billion during the three months ended March 31, 2013 from $1.29 billion during the three months ended March 31, 2012.

Interest income from mortgage-related securities decreased $426,000, or 49.4%, to $437,000 during the three months ended March 31, 2013 from $863,000 during the three months ended March 31, 2012.  The decrease in interest income was due to a 213 basis point decrease in the average yield on mortgage-related securities to 1.23% for the three months ended March 31, 2013 from 3.36% for the three months ended March 31, 2012.  The decrease in average yield was partially offset by a $40.6 million, or 39.4%, increase in the average balance of mortgage-related securities to $143.6 million for the three months ended March 31, 2013 from $103.0 million during the three months ended March 31, 2012. The decrease in average yield resulted from a general turnover of the investment security portfolio in which higher yielding securities matured and were replaced with securities at lower interest rates due to the low interest rate environment.

Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) decreased $171,000, or 24.2%, to $536,000 for the three months ended March 31, 2013 compared to $707,000 for the three months ended March 31, 2012.  Interest income decreased due to a decrease of $42.3 million, or 21.3%, in the average balance of other earning assets to $156.0 million during the three months ended March 31, 2013 from $198.3 million during the three months ended March 31, 2012.  The decrease in interest income from other earning assets also reflects a 3 basis point decrease in the average yield on other earning assets to 1.40% for the three months ended March 31, 2013 from 1.43% for the three months ended March 31, 2012.

Total Interest Expense - Total interest expense decreased by $1.7 million, or 21.7%, to $6.0 million during the three months ended March 31, 2013 from $7.7 million during the three months ended March 31, 2012.  This decrease was the result of both a decrease in the average cost of funds as well as a decrease in the average balance of interest-bearing deposits and borrowings.  The average cost of funds decreased 31 basis points to 1.79% for the three months ended March 31, 2013 from 2.10% for the three months ended March 31, 2012.  Total average interest bearing deposits and borrowings outstanding decreased $103.8 million, or 7.0%, to $1.37 billion for the three months ended March 31, 2013 compared to an average balance of $1.48 billion for the three months ended March 31, 2012.

Interest expense on deposits decreased $1.7 million, or 54.2%, to $1.5 million during the three months ended March 31, 2013 from $3.2 million during the three months ended March 31, 2012.  The decrease in interest expense on deposits was primarily due to a decrease in the cost of average deposits of 59 basis points to 0.67% for the three months ended March 31, 2013 compared to 1.26% for the three months ended March 31, 2012.  The decrease in the cost of deposits reflects the current low interest rate environment due to the Federal Reserve's low short-term interest rate policy.  These rates are typically used by financial institutions in pricing deposit products.  The decrease in the cost of deposits also reflects a shift in the composition of deposits from higher cost time deposits to lower cost demand, money market and savings accounts.  The decrease in interest expense attributable to the decrease in the cost of deposits was compounded by a decrease of $131.4 million, or 12.9%, in the average balance of interest bearing deposits to $887.3 million during the three months ended March 31, 2013 from $1.02 billion during the three months ended March 31, 2012.  The decrease in average interest-bearing deposits was exclusively the result of a decrease in time deposits, which carry a higher cost than demand, money market or savings accounts.  The decrease in time deposits was consistent with the Bank's liquidity needs and funding obligations.

Interest expense on borrowings increased $62,000, or 1.4%, to $4.6 million during the three months ended March 31, 2013 from $4.5 million during the three months ended March 31, 2012.  The increase primarily resulted from a $27.6 million, or 6.0%, increase in average borrowings outstanding to $485.3 million during the three months ended March 31, 2013 from $457.7 million during the three months ended March 31, 2012.  The increased use of borrowings as a funding source during the three months ended March 31, 2013 reflects an increased use of short-term repurchase agreements within our mortgage banking segment to fund loan originations to be sold in the secondary market.  The increase in average balance was partially offset by a 13 basis point decrease in the average cost of borrowings to 3.82% during the three months ended March 31, 2013 compared to 3.95% during the three months ended March 31, 2012.

Net Interest Income - Net interest income decreased by $280,000, or 2.7%, to $10.1 million during the three months ended March 31, 2013 as compared to $10.4 million during the three months ended March 31, 2012.  The decrease in net interest income resulted primarily from a $46.8 million, or 2.9%, decrease in the average balance of interest earning assets to $1.55 billion during the three months ended March 31, 2013 from $1.60 billion during the three months ended March 31, 2012, together with a $103.8 million, or 7.0%, decrease in the average balance of interest-bearing liabilities to $1.37 billion from $1.48 billion.  The 32 basis point decrease in the average yield on interest earning assets was largely offset by a 31 basis point decrease in the average cost of interest-bearing liabilites.

Provision for Loan Losses – Our provision for loan losses decreased $1.9 million, or 52.1%, to $1.8 million during the three months ended March 31, 2013, from $3.7 million during the three months ended March 31, 2012.  The decrease in the provision for loan losses resulted from a decrease in loans exhibiting risk characteristics that require estimated loan loss provisions in excess of our historical average experience rates.  While the provision for loan losses has decreased from the prior year, it remains at historically elevated levels.  These levels remain elevated due to continued general economic stress resulting in reduced levels of income earned by many of our borrowers combined with loan collateral values, primarily real estate, that remain at levels below those estimated at the time the loans were originally made.  These factors result in higher levels of actual loss experience which, when applied to the portfolio in general, require higher loan loss provisions.  See the "Asset Quality" section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $8.0 million, or 53.5%, to $23.0 million during the three months ended March 31, 2013 from $15.0 million during the three months ended March 31, 2012.  The increase resulted primarily from an increase in mortgage banking income.

Mortgage banking income increased $7.8 million, or 54.8%, to $22.0 million for the three months ended March 31, 2013, compared to $14.2 million during the three months ended March 31, 2012.  The $7.8 million increase in mortgage banking income was the result of an increase in origination and sales volumes as well as an increase in average sales margins.  The increase in average sales margin reflects an increase in pricing and fees on all products in all geographic markets.

Despite the increase in pricing, overall loan origination volumes increased significantly compared to the prior year which reflects the continued strong demand for fixed-rate loans due in large part to historically low interest rates on these products.  Loans originated for sale in the secondary market totaled $430.1 million during the three months ended March 31, 2013, which represents a $103.2 million, or 31.6%, increase in originations from the three months ended March 31, 2012, which totaled $326.9 million.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  During the three months ended March 31, 2013, the growth in loan origination volume resulted in a shift towards conventional loans and loans made for the purpose of a refinancing.  These loans provided a greater increase in margin during the three months ended March 31, 2013, than governmental loans and loans originated for the purchase of a residential property compared to the three months ended March 31, 2012.   Loans originated for the purchase of a residential property comprised 47.3% of total originations during the three months ended March 31, 2013, compared to 55.3% during the three months ended March 31, 2012.  The mix of loan type also changed slightly with conventional loans and governmental loans comprising 67.0% and 33.0% of all loan originations, respectively, during the three months ended March 31, 2013.  During the three months ended March 31, 2012 conventional loans and governmental loans comprised 63.7% and 36.3% of all loan originations, respectively.

Noninterest Expense - Total noninterest expense increased $4.4 million, or 22.3%, to $23.9 million during the three months ended March 31, 2013 from $19.5 million during the three months March 31, 2012.  The increase was primarily attributable to increased compensation, partially offset by a decrease in real estate owned expense.

Compensation, payroll taxes and other employee benefit expense increased $5.8 million, or 55.0%, to $16.5 million during the three months ended March 31, 2013 compared to $10.6 million during the three months ended March 31, 2012.  Due primarily to an increase in loan origination activity, total compensation, payroll taxes and other benefits at our mortgage banking subsidiary increased $5.5 million, or 71.7%, to $13.3 million for the three months ended March 31, 2013 compared to $7.7 million during the three months ended March 31, 2012.  The increase in compensation at our mortgage banking subsidiary correlates to the increase in mortgage banking income due to the commission-based compensation structure in place for our mortgage banking loan officers.

Real estate owned expense decreased $1.3 million, or 90.2%, to $141,000 during the three months ended March 31, 2013 from $1.4 million during the three months ended March 31, 2012.  Real estate owned expense includes the operating costs related to the properties, net of rental income.  In addition, it includes net gain or loss recognized upon the sale of a foreclosed property, as well as write-downs recognized to maintain the properties at the lower of cost or estimated fair value.  The decrease in real estate owned expense results from a decrease in net property management expense and a decrease in net losses recognized upon the sale or write-downs of properties.  During the three months ended March 31, 2013, net operating expense, which primarily relates to property taxes, maintenance and management fees, net of rental income, decreased $437,000, or 47.0%, to $492,000 from $929,000 during the three months ended March 31, 2012.  The decrease in net operating expense compared to the prior period resulted from both an improvement in the operating results of income producing properties as well as a decrease in the number and average balance of properties owned.  The average balance of real estate owned totaled $34.1 million for the three months ended March 31, 2013 compared to $56.4 million for the three months ended March 31, 2012.  Sales and write-downs of real estate owned resulted in a net gain of $352,000 during the three months ended March 31, 2013.  During the three months ended March 31, 2012, sales and write downs of real estate owned resulted in a net loss of $506,000.

Income Taxes – Income tax expense increased from $30,000 during the three months ended March 31, 2012 to $2.9 million for the three months ended March 31, 2013. This increase was partially due to the increase in our income before income taxes, which increased from $2.2 million during the three months ended March 31, 2012 to $7.5 million during the three months ended March 31, 2013.  During the third quarter of 2008, we established a valuation allowance against our net deferred tax assets. That valuation allowance effectively resulted in no income tax expense being recognized during the three months ended March 31, 2012 other than state income taxes for states in which separate company returns are filed.  During the fourth quarter of 2012, we released the valuation allowance against our net deferred tax assets. Therefore, income tax expense is recognized during the three months ended March 31, 2013 at an effective rate of 38.7% of pretax book income.

As of March 31, 2013, net deferred tax assets totaled $15.3 million, which, in the judgment of management, will more-likely-than-not be fully realized. The largest components of the deferred tax assets are associated with the allowance for loan losses and basis adjustments on real estate owned. We are largely relying on earnings generated in the current year and forecasted earnings in future years in making the determination that we will more-likely-than-not realize our deferred tax assets.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Total Assets - Total assets decreased by $32.3 million, or 2.0%, to $1.63 billion at March 31, 2013 from $1.66 billion at December 31, 2012.  The decrease in total assets reflects decreases in loans held for sale of $29.4 million, loans receivable of $8.7 million and real estate owned of $5.2 million.  Funds received from the sale of loans held for sale and the repayment of loans held in portfolio and from escrow deposits were combined with cash and used to reduce deposits by $24.6 million and increase available for sale securities by $15.5 million during the three months ended March 31, 2013.

Cash and Cash Equivalents – Cash and cash equivalents decreased $7.4 million, or 10.3%, to $64.1 million at March 31, 2013, compared to $71.5 million at December 31, 2012.  Despite the decrease, the overall level of cash and cash equivalents continues to reflect the Company's plan to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on securities and other investments.

Securities Available for Sale – Securities available for sale increased by $15.5 million, or 7.5%, to $220.5 million at March 31, 2013 from $205.0 million at December 31, 2012.  This increase reflects a $21.4 million increase in municipal securities, partially offset by a $5.0 million decrease in mortgage-backed securities and a $3.5 million decrease in government sponsored enterprise bonds.  During the three months ended March 31, 2013, the proceeds from principal repayments on mortgage-related securities were reinvested in municipal securities deemed to provide a better risk-adjusted return.  As of March 31, 2013, the Company holds two municipal securities with a total fair value of $237,000 and amortized cost of $215,000 that were determined to be other than temporarily impaired.  During the year ended December 31, 2012, $100,000 was recognized as additional other than temporary impairment with respect to these municipal securities which was charged against earnings.  There was no additional other than temporary impairment recorded during the three months ended March 31, 2013.

Loans Held for Sale - Loans held for sale decreased $29.4 million, or 22.0%, to $104.2 million at March 31, 2013 from $133.6 million at December 31, 2012.  During the three months ended March 31, 2013, $430.1 million in residential loans were originated for sale.  During the same period, sales of loans held for sale totaled $459.6 million.

Loans Receivable - Loans receivable held for investment decreased $8.7 million, or 0.8%, to $1.12 billion at March 31, 2013 from $1.13 billion at December 31, 2012.  The decrease in total loans receivable was primarily attributable to a $15.6 million decrease in one- to four-family loans, partially offset by an $11.3 million increase in commercial real estate loans.  The decrease in one- to four-family loans reflects a decline in loan demand for variable-rate real estate mortgage loans as borrowers continue to prefer long-term fixed-rate products that the Company does not generally retain in its portfolio.  As a result of the low interest rate environment with respect to long-term fixed-rate real estate mortgage products, the Company continued to experience a shift in the composition of loan originations during 2013 and 2012 from one- to four-family residential variable-rate loans to residential real estate loans collateralized by over four-family properties and commercial real estate, as these categories of borrowers displayed relatively stable levels of demand for our existing products.  During the three months ended March 31, 2013, $2.7 million in loans were transferred to real estate owned and $3.5 million were charged-off, net of recoveries.

The following table shows loan origination, loan purchases, principal repayment activity, transfers to real estate owned, charge-offs and sales during the periods indicated.

	As of or for the		As of or for the
	Three Months Ended March 31,		Year Ended
	2013	2012	December 31, 2012
	(In Thousands)
Total gross loans receivable and held for sale at beginning of period	$1,267,285	$1,304,947	1,304,947
Real estate loans originated for investment:
Residential
One- to four-family	5,606	3,047	17,088
Over four-family	19,526	10,959	51,816
Home equity	924	981	3,112
Construction and land	468	202	2,695
Commercial real estate	9,292	4,950	14,572
Total real estate loans originated for investment	35,816	20,139	89,283
Consumer loans originated for investment	-	-	35
Commerical business loans originated for investment	1,460	1,294	9,857
Total loans originated for investment	37,276	21,433	99,175

Real estate loans purchased for investment:
One- to four-family	-	-	12,148
Home equity	-	-	3,338
Total real estate loans purchased for investment	-	-	15,486

Principal repayments	(39,772)	(28,212)	(165,683)
Transfers to real estate owned	(2,734)	(6,349)	(22,282)
Loan principal charged-off, net of recoveries	(3,505)	(3,059)	(9,687)
Net activity in loans held for investment	(8,735)	(16,187)	(82,991)

Loans originated for sale	430,108	326,882	1,749,426
Loans sold	(459,553)	(324,464)	(1,704,097)
Net activity in loans held for sale	(29,445)	2,418	45,329
Total gross loans receivable and held for sale at end of period	$1,229,105	$1,291,178	1,267,285

Allowance for Loan Losses - The allowance for loan losses decreased $1.7 million, or 5.6%, to $29.3 million at March 31, 2013 from $31.0 million at December 31, 2012.  The $1.7 million decrease in the allowance for loan losses during the three months ended March 31, 2013 reflects a stabilization in both the quality of the loan portfolio as well as the overall local real estate market.  We have experienced a stabilization or improvement in a number of key loan quality metrics compared to December 31, 2012, including impaired loans, substandard loans, loans contractually past due and non-accrual loans.  In addition, the decrease in the allowance for loan losses reflects a decrease in the balance of loans outstanding.   As of March 31, 2013, the allowance for loan losses to total loans receivable was 2.60% and was equal to 44.42% of non-performing loans, compared to 2.74% and 41.58%, respectively, at December 31, 2012.  The overall $1.7 million decrease in the allowance for loan losses during the three months ended March 31, 2013 was primarily the result of a $1.4 million decrease in the allowance for loan losses related to the one- to four-family category.  The decrease related to this category resulted from the charge-off of specific reserves, a stabilization or improvement of key loan quality metrics, as well as a decrease in the overall balance of loans outstanding.  While the local real estate market has stabilized during the current fiscal year, the risk of loss on loans secured by residential real estate remains at an elevated level.  That portion of the allowance for loan losses attributable to mortgage loans secured by residential real estate comprised 88.1% of the total allowance for loan losses at March 31, 2013 and 89.1% at December 31, 2012.

Real Estate Owned – Total real estate owned decreased $5.2 million, or 14.4%, to $30.8 million at March 31, 2013 from $36.0 million at December 31, 2012.  During the three months ended March 31, 2013, $2.7 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write downs totaling $480,000 during the three months ended March 31, 2013.  During the same period, sales of real estate owned totaled $7.7 million.

Prepaid Expenses and Other Assets – Prepaid expenses and other assets increased by $1.1 million or 4.2%, to $28.3 million at March 31, 2013 from $27.2 million at December 31, 2012.  The increase is primarily due to an increase in mortgage banking derivative assets, as well as an increase in the mortgage servicing rights intangible asset that relates to an increase in loans sold on a servicing retained basis.  The increase in prepaid expenses and other assets was partially offset by a decrease in net deferred tax assets.

Deposits – Total deposits decreased $24.6 million, or 2.6%, to $914.9 million at March 31, 2013 from $939.5 million at December 31, 2012.  The reduction in deposits reflects management's decision to accept a certain level of deposit run-off during a period of diminished loan demand.  Total time deposits decreased $24.5 million, or 3.3%, to $712.4 million at March 31, 2013 from $736.9 million at December 31, 2012.  Total money market and savings deposits decreased $2.9 million, or 2.4%, to $115.6 million at March 31, 2013 from $118.5 million at December 31, 2012.  The decrease in time deposits, money market and savings deposits was partially offset by an increase in demand deposits.  Total demand deposits increased $2.8 million, or 3.3%, to $86.9 million at March 31, 2013 from $84.1 million at December 31, 2012.

Borrowings – Total borrowings decreased $564,000, or 0.1%, to $479.3 million at March 31, 2013 from $479.9 million at December 31, 2012.  The decrease in borrowings relates to a decrease in the use of short-term repurchase agreements to finance loans held for sale.  The balance of these lines of credit decreased by $564,000 to $45.3 million at March 31, 2013, from $45.9 million at December 31, 2012.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $5.7 million to $7.3 million at March 31, 2013 from $1.7 million at December 31, 2012.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $17.3 million, or 46.3%, to $20.1 million at March 31, 2013 from $37.4 million at December 31, 2012.  The decrease resulted primarily from a seasonal decrease in outstanding escrow checks.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  These amounts remain classified as other liabilities until settled.  The decrease related to escrow checks was partially offset by an increase in amounts due to third parties related to the origination of loans held for sale.

Shareholders' Equity – Shareholders' equity increased by $4.5 million, or 2.2%, to $207.1 million at March 31, 2013 from $202.6 million at December 31, 2012.  The increase in shareholders' equity was primarily due to a $4.6 million increase in retained earnings reflecting net income for the three months ended March 31, 2013.  In addition to the increase in retained earnings, shareholders' equity was positively impacted by a $214,000 decrease in unearned ESOP shares.  Partially offsetting the increases was a $336,000 decrease in accumulated other comprehensive income.

ASSET QUALITY

NONPERFORMING ASSETS

	At March 31,	At December 31,
	2013	2012
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$41,985	46,467
Over four-family	19,067	23,205
Home equity	1,539	1,578
Construction and land	2,175	2,215
Commercial real estate	665	668
Consumer	22	24
Commercial	511	511
Total non-accrual loans	65,964	74,668

Real estate owned
One- to four-family	15,348	17,353
Over four-family	7,849	9,890
Construction and land	6,048	7,029
Commercial real estate	1,554	1,702
Total real estate owned	30,799	35,974
Total nonperforming assets	$96,763	110,642

Total non-accrual loans to total loans, net	5.86%	6.59%
Total non-accrual loans and performing troubled debt restructurings to total loans receivable
restructurings to total loans receivable	7.83%	8.00%
Total non-accrual loans to total assets	4.05%	4.50%
Total nonperforming assets to total assets	5.94%	6.66%

All loans that exceed 90 days past due with respect to principal and interest are recognized as non-accrual.  Troubled debt restructurings that are non-accrual either due to being past due greater than 90 days or which have not yet performed under the modified terms for a reasonable period of time, are included in the table above.  In addition, loans that are past due less than 90 days are evaluated to determine the likelihood of collectability given other credit risk factors such as early stage delinquency, the nature of the collateral or the results of a borrower review.  When the collection of all contractual principal and interest is determined to be unlikely, the loan is moved to non-accrual status and an updated appraisal of the underlying collateral is ordered.  This process generally takes place between contractual past due dates 60 to 90 days.  Upon determining the updated estimated value of the collateral, a loan loss provision is recorded to establish a specific reserve to the extent that the outstanding principal balance exceeds the updated estimated net realizable value of the collateral.  When a loan is determined to be uncollectible, typically coinciding with the initiation of foreclosure action, the specific reserve is reviewed for adequacy, adjusted if necessary, and charged-off.

Total non-accrual loans decreased by $8.7 million, or 11.7%, to $66.0 million as of March 31, 2013 compared to $74.7 million as of December 31, 2012.  The ratio of non-accrual loans to total loans receivable was 5.86% at March 31, 2013 compared to 6.59% at December 31, 2012.  During the three months ended March 31, 2013, $7.0 million in loans were placed on non-accrual status.  Offsetting the addition of loans to non-accrual status were $2.7 million in transfers to real estate owned (net of charge-offs), $8.4 million in loans that were returned to accrual status, $3.3 million in charge-offs and $1.5 million in principal repayments.

Of the $66.0 million in total non-accrual loans as of March 31, 2013, $54.4 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $7.4 million in partial charge-offs have been recorded with respect to these loans as of March 31, 2013.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $6.9 million have been recorded as of March 31, 2013.  The remaining $11.5 million of non-accrual loans were reviewed on an aggregate basis and $3.0 million in general valuation allowance was deemed necessary related to those loans as of March 31, 2013.   The $3.0 million in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

There were no accruing loans past due 90 days or more during the three months ended March 31, 2013 or 2012.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes troubled debt restructurings:

	At March, 31	At December 31,
	2013	2012
	(Dollars in Thousands)
Troubled debt restructurings
Substandard	$41,432	48,449
Watch	14,362	11,172
Total troubled debt restructurings	$55,794	59,621

All troubled debt restructurings are considered to be impaired and are risk rated as either substandard or watch and are included in the internal risk rating tables disclosed in the notes to the financial statements.  Specific reserves have been established to the extent that collateral-based impairment analyses indicate that a collateral shortfall exists.

Information with respect to the accrual status of our troubled debt restructurings is provided in the following table.

	As of March 31, 2013
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$13,212	15,942	29,154
Over four-family	6,727	16,024	22,751
Home equity	-	975	975
Construction and land	2,171	78	2,249
Commercial real estate	-	665	665

	$22,110	33,684	55,794

	As of December 31, 2012
	Accruing	Non-accruing	Total

One- to four-family	$9,921	21,847	31,768
Over four-family	3,917	20,030	23,947
Home equity	-	986	986
Construction and land	2,173	79	2,252
Commercial real estate	-	668	668

	$16,011	43,610	59,621

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At March 31,	At December 31,
	2013	2012
	(Dollars in Thousands)

Loans past due less than 90 days	$19,372	23,092
Loans past due 90 days or more	51,820	51,358
Total loans past due	$71,192	74,450

Total loans past due to total loans receivable	6.33%	6.57%

Past due loans decreased by $3.3 million, or 4.4%, to $71.2 million at March 31, 2013 from $74.5 million at December 31, 2012.  Loans past due 90 days or more increased by $462,000, or 0.9%, during the three months ended March 31, 2013 while loans past due less than 90 days decreased by $3.7 million, or 16.1%.  The $3.7 million decrease in loans past due less than 90 days or more was primarily attributable to a $4.0 million decrease in loans collateralized by one- to four-family residential real estate.

REAL ESTATE OWNED

Total real estate owned decreased by $5.2 million, or 14.4%, to $30.8 million at March 31, 2013, compared to $36.0 million at December 31, 2012.  During the three months ended March 31, 2013, $2.7 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write-downs totaling $480,000 during the three months ended March 31, 2013.  During the same period, sales of real estate owned totaled $7.7 million, resulting in a net gain of $832,000.  New appraisals received on real estate owned and collateral dependent impaired loans are based upon an "as is value" assumption.  During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

•	Applying an updated adjustment factor (as described previously) to an existing appraisal;
•Confirming that the physical condition of the real estate has not significantly changed since the last valuation date;
•Comparing the estimated current value of the collateral to that of updated sales values experienced on similar collateral;
•Comparing the estimated current value of the collateral to that of updated values seen on current appraisals of similar collateral; and
•Comparing the estimated current value to that of updated listed sales prices on our real estate owned and that of similar properties (not owned by the Company).

We held 205 properties as real estate owned as of March 31, 2013, compared to 223 properties at December 31, 2012.  Of the $30.8 million in real estate owned properties as of March 31, 2013, $24.8 million consist of one– to four-family, over four-family and commercial real estate properties.  Of all real estate owned, these property types present the greatest opportunity to offset operating expenses through the generation of rental income.  Of the $24.8 million in one- to four-family, over four-family and commercial real estate properties, $11.6 million, or 46.8%, represent properties that are generating rental revenue.  Virtually all habitable real estate owned is managed with the intent of attracting a lessee to generate revenue.  Foreclosed properties are recorded at the lower of carrying value or fair value, less costs to sell, with charge-offs, if any, charged to the allowance for loan losses upon transfer to real estate owned.  The fair value is primarily based upon updated appraisals in addition to an analysis of current real estate market conditions.

ALLOWANCE FOR LOAN LOSSES

	At or for the Three Months
	Ended March 31,
	2013	2012
	(Dollars in Thousands)

Balance at beginning of period	$31,043	32,430
Provision for loan losses	1,760	3,675
Charge-offs:
Mortgage
One- to four-family	3,642	2,446
Over four-family	137	447
Home Equity	78	150
Commercial real estate	-	35
Construction and land	7	120
Consumer	-	-
Commercial	-	-
Total charge-offs	3,864	3,198
Recoveries:
Mortgage
One- to four-family	153	116
Over four-family	201	4
Home Equity	2	7
Consumer	2	-
Commercial	1	13
Total recoveries	359	140
Net charge-offs	3,505	3,058
Allowance at end of period	$29,298	$33,047

Ratios:
Allowance for loan losses to non-accrual loans at end of period	44.42%	35.98%
Allowance for loan losses to loans receivable at end of period	2.60%	2.75%
Net charge-offs to average loans outstanding (annualized)	1.14%	0.96%
Current year provision for loan losses to net charge-offs	50.22%	120.15%
Net charge-offs (annualized) to beginning of the year allowance	45.79%	35.25%

_______________

At March 31, 2013, the allowance for loan losses was $29.3 million, compared to $31.0 million at December 31, 2012.  As of March 31, 2013, the allowance for loan losses represented 2.60% of total loans receivable and was equal to 44.42% of non-performing loans, compared to 2.74% and 41.58%, respectively, at December 31, 2012.  The $1.7 million decrease in the allowance for loan losses during the three months ended March 31, 2013 reflects a stabilization in both the quality of the loan portfolio as well as the overall local real estate market.  The Company has experienced a stabilization or improvement in a number of key loan-related loan quality metrics compared to March 31, 2012, including impaired loans, substandard loans, loans contractually past due and non-accrual loans.  In addition, the decrease in the allowance for loan losses reflects a decrease in the overall balance of loans outstanding.

Net charge-offs totaled $3.5 million, or an annualized 1.14% of average loans for the three months ended March 31, 2013, compared to $3.1 million, or an annualized 0.97% of average loans for the three months ended March 31, 2012.  Of the $3.5 million in net charge-offs during the three months ended March 31, 2013, substantially all of the activity related to loans secured by one- to four-family residential loans.  Weakness in the residential real estate market continues and the risk of loss on loans secured by residential real estate remains at an elevated level.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 4.24% and 4.08% for the three months ended March 31, 2013 and 2012, respectively.  The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets.  We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans.  We also adjust liquidity as appropriate to meet asset and liability management objectives.  The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the senior management as supported by the Asset/Liability Committee.  Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.
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
A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At March 31, 2013 and 2012, respectively, $64.1 million and $75.6 million of our assets were invested in cash and cash equivalents.  At March 31, 2013 cash and cash equivalents are comprised of the following: $54.7 million in cash held at the Federal Reserve Bank and other depository institutions and $9.5 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts and advances from the FHLBC.
During the three months ended March 31, 2013, the collection of principal payments on loans, net of loan originations, provided cash flows of $2.5 million, compared to $6.8 million for the three months ended March 31, 2012.  The decrease in loans receivable is reflective of the general decline in loan demand for variable-rate residential real estate mortgage loans combined with the Company's tightened underwriting standards given the current economic environment.  The 2013 decrease in total loans receivable was primarily attributable to a $15.6 million decrease in one- to four-family loans, partially offset by an $11.3 million increase in commercial real estate loans.  The decrease in one- to four-family loans reflects a decline in loan demand for variable-rate real estate mortgage loans as borrowers continue to prefer long-term fixed-rate products that the Company does not generally retain in its portfolio.
Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.  Deposits decreased by $24.6 million for the three months ended March 31, 2013 compared to a $7.5 million decrease during the three months ended March 31, 2012.  The 2013 decrease in deposits was driven by a $24.5 million decrease in time deposits and a $2.9 million decrease in money market and savings deposits, partially offset by a $2.8 million increase in demand deposits.
Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC which provide an additional source of funds.  At March 31, 2013, we had $350.0 million in advances from the FHLBC with contractual maturity dates in 2016, 2017 or 2018.  All advances are callable quarterly until maturity.  As an additional source of funds, we also enter into repurchase agreements.  At March 31, 2013, we had $84.0 million in repurchase agreements.  The repurchase agreements mature at various times in 2017, however, all are callable quarterly until maturity.
At March 31, 2013, we had outstanding commitments to originate loans receivable of $23.1 million.  In addition, at March 31, 2013 we had unfunded commitments under construction loans of $5.8 million, unfunded commitments under business lines of credit of $11.0 million and unfunded commitments under home equity lines of credit and standby letters of credit of $18.0 million.  At March 31, 2013 certificates of deposit scheduled to mature in one year or less totaled $452.4 million.  Based on prior experience, management believes that, subject to the Bank's funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets.  However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed.  Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
Capital

Waterstone Financial, Inc. is the mid-tier stock holding company subsidiary of Lamplighter Financial, MHC, formed as part of the reorganization of WaterStone Bank into mutual holding company form.  WaterStone Bank was converted from a mutual to a stock savings bank as part of our reorganization.  At March 31, 2013, 74% of Waterstone Financial, Inc. outstanding shares were held by Lamplighter Financial, HMC and 26% were held by public shareholders.

Shareholders' equity increased by $4.5 million, or 2.2%, to $207.1 million at March 31, 2013 from $202.6 million at December 31, 2012.  The increase in shareholders' equity was primarily due to a $4.6 million increase in retained earnings reflecting net income for the three months ended March 31, 2013.  In addition to the increase in retained earnings, shareholders' equity was positively impacted by a $214,000 decrease in unearned ESOP shares.  Partially offsetting the increases related to net income and the ESOP, shareholders' equity was negatively impact by a $336,000 decrease in accumulated other comprehensive income.

Also see "Notes to Consolidated Financial Statements - Regulatory Capital."

Contractual Obligations, Commitments and Contingent Liabilities
The following tables present information indicating various contractual obligations and commitments of the Company as of March 31, 2013 and the respective maturity dates.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (4)	$86,948	86,948	-	-	-
Money market and savings deposits (4)	115,578	115,578	-	-	-
Time deposit (4)	712,393	452,351	226,656	33,360	26
Short-term borrowings (4)	45,324	45,324	-	-	-
Federal Home Loan Bank advances (1)	350,000	-	-	300,000	50,000
Repurchase agreements (2)(4)	84,000	-	-	84,000	-
Operating leases (3)	3,399	1,782	1,386	231	-
Salary continuation agreements	722	170	340	212	-
	$1,398,364	702,153	228,382	417,803	50,026
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
(4)  Excludes interest.

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of March 31, 2013.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$23,101	$23,101	-	-	-
Unused portion of home equity lines of credit (2)	16,814	16,814	-	-	-
Unused portion of construction loans (3)	5,770	5,770	-	-	-
Unused portion of business lines of credit	10,988	10,988	-	-	-
Standby letters of credit	1,159	1,159	-	-	-
Total Other Commitments	$57,832	57,832	-	-	-
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
Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at March 31, 2013 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our fixed-rate mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our fixed-rate assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a negative impact on net interest income and earnings.  This effect is offset by the impact that variable-rate assets have on net interest income as interest rates rise and fall.

Percentage Increase (Decrease) in Estimated Annual Net Interest Income Over 12 Months
300 basis point gradual rise in rates	5.96
200 basis point gradual rise in rates	5.03
100 basis point gradual rise in rates	4.39
Unchanged rate scenario	3.51
100 basis point gradual decline in rates (1)	2.16
____________
(1) Given the current low point in the interest rate cycle, down scenarios in excess of 100 basis points are not meaningful.
WaterStone Bank's Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 25% for various levels of interest rate changes measured over a 12-month period when compared to the flat rate scenario.  In addition, projected changes in the economic value of equity are limited to a maximum decline of 35% for interest rate movements of up to 300 basis points when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  At March 31, 2013, a 100 basis point gradual increase in interest rates had the effect of increasing forecast net interest income by 4.39% while a 100 basis point decrease in rates had the effect of increasing net interest income by 2.16%.  At March 31, 2013, a 100 basis point gradual increase in interest rates had the effect of decreasing the economic value of equity by 7.24% while a 100 basis point decrease in rates had the effect of increasing the economic value of equity by 7.13%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

Item 4. Controls and Procedures

Disclosure Controls and Procedures : Company management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At March 31, 2013, the Company believes that any liability arising from the resolution of any pending legal proceedings will not be material to its financial condition or results of operations.
Item 1A. Risk Factors
See "Risk Factors" in Item 1A of the Company's annual report on Form 10-K for the year ended December 31, 2012.
Item 6. Exhibits

    (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: May 3, 2013
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer
Date: May 3, 2013
/s/ Richard C. Larson
Richard C. Larson
Chief Financial Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended March 31, 2013

Exhibit No.	Description	Filed Herewith
31.1	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Executive Officer of Waterstone Financial, Inc.	X
31.2	Sarbanes-Oxley Act Section 302 Certification signed by the Chief Financial Officer of Waterstone Financial, Inc.	X
32.1	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Executive Officer of Waterstone Financial, Inc.	X
32.2	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by the Chief Financial Officer of Waterstone Financial, Inc.	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Extension Labels Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Lankbase Document	X

*In accordance with SEC rules, this interactive data file is deemed "furnished" and not "filed" for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or Acts.