Form 10-Q
period 2013-06-30
WATERSTONE FINANCIAL INC
filed 2013-08-09
CIK 1329517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Yes      ☒            No      ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      ☒            No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      ☐            No      ☒

The number of shares outstanding of the issuer's common stock, $0.01 par value per share, was 31,349,317 at July 31, 2013.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30, 2013	December 31, 2012
Assets	(In Thousands, except share data)
Cash	$40,319	37,129
Federal funds sold	13,803	28,576
Interest-earning deposits in other financial institutions and other short term investments	246	5,764
Cash and cash equivalents	54,368	71,469
Securities available for sale (at fair value)	216,253	205,017
Loans held for sale (at fair value)	132,045	133,613
Loans receivable	1,106,915	1,133,672
Less: Allowance for loan losses	27,767	31,043
Loans receivable, net	1,079,148	1,102,629

Office properties and equipment, net	27,781	26,935
Federal Home Loan Bank stock (at cost)	20,193	20,193
Cash surrender value of life insurance	38,642	38,061
Real estate owned	29,983	35,974
Prepaid expenses and other assets	34,463	27,185
Total assets	$1,632,876	1,661,076

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$91,496	84,140
Money market and savings deposits	119,620	118,453
Time deposits	681,891	736,920
Total deposits	893,007	939,513

Short-term borrowings	56,046	45,888
Long-term borrowings	434,000	434,000
Advance payments by borrowers for taxes	15,556	1,672
Other liabilities	24,922	37,369
Total liabilities	1,423,531	1,458,442

Shareholders' equity:
Preferred stock (par value $.01 per share)
Authorized - 20,000,000 shares, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 200,000,000 shares in 2013 and 2012
Issued - 34,074,450 in 2013 and 34,072,909 in 2012
Outstanding - 31,349,317 in 2013 and 31,348,556 in 2012	341	341
Additional paid-in capital	110,438	110,490
Retained earnings	146,039	136,487
Unearned ESOP shares	(1,280)	(1,708)
Accumulated other comprehensive (loss) income, net of taxes	(932)	2,285
Treasury shares (2,724,353 shares), at cost	(45,261)	(45,261)
Total shareholders' equity	209,345	202,634
Total liabilities and shareholders' equity	$1,632,876	1,661,076

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In Thousands, except per share amounts)

Interest income:
Loans	$14,862	16,319	30,075	32,892
Mortgage-related securities	419	921	856	1,784
Debt securities, federal funds sold and short-term investments	617	548	1,153	1,255
Total interest income	15,898	17,788	32,084	35,931
Interest expense:
Deposits	1,353	2,663	2,819	5,866
Borrowings	4,624	4,497	9,198	9,010
Total interest expense	5,977	7,160	12,017	14,876
Net interest income	9,921	10,628	20,067	21,055
Provision for loan losses	1,200	1,425	2,960	5,100
Net interest income after provision for loan losses	8,721	9,203	17,107	15,955
Noninterest income:
Service charges on loans and deposits	348	382	713	631
Increase in cash surrender value of life insurance	261	264	401	409
Total other-than-temporary investment losses	—	(471)	—	(475)
Portion of loss recognized in other comprehensive income (before income taxes)	—	371	—	371
Net impairment losses recognized in earnings	—	(100)	—	(104)
Mortgage banking income	25,455	22,507	47,443	36,708
(Loss) gain on sale of available for sale securities	—	—	(9)	241
Other	643	199	1,192	368
Total noninterest income	26,707	23,252	49,740	38,253
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	19,944	14,965	36,426	25,602
Occupancy, office furniture, and equipment	1,862	1,688	3,778	3,409
Advertising	796	769	1,620	1,324
Data processing	484	334	961	726
Communications	342	306	750	603
Professional fees	730	533	1,135	959
Real estate owned	12	2,838	153	4,273
FDIC insurance premiums	380	873	1,053	1,814
Other	2,897	3,930	5,442	7,041
Total noninterest expenses	27,447	26,236	51,318	45,751
Income before income taxes	7,981	6,219	15,529	8,457
Income tax expense	3,054	41	5,977	71
Net income	$4,927	6,178	9,552	8,386
Income per share:
Basic	$0.16	0.20	0.31	0.27
Diluted	$0.16	0.20	0.30	0.27
Weighted average shares outstanding:
Basic	31,144	31,045	31,134	31,035
Diluted	31,368	31,136	31,351	31,069

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In Thousands)

Net income	$4,927	6,178	9,552	8,386

Other comprehensive income, net of tax:
Net unrealized holding (loss) gain on available for sale securities:
Net unrealized holding (loss) gain arising during the period, net of tax benefit (expense) of $1,895, ($320), $2,120, ($420), respectively	(2,881)	582	(3,222)	922

Reclassification adjustment for net loss (gain) included in net income during the period, net of tax (benefit) expense of $0, ($41),($4), $55, respectively	-	63	5	(81)

Total other comprehensive (loss) income	(2,881)	645	(3,217)	841
Comprehensive income	$2,046	6,823	6,335	9,227

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

						Accumulated
			Additional		Unearned	Other		Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Shares	Equity
	(In Thousands)
Balances at December 31, 2011	31,250	$340	110,894	101,573	(2,562)	1,388	(45,261)	166,372

Comprehensive income:
Net income	—	—	—	8,386	—	—	—	8,386
Other comprehensive income	—	—	—	—	—	841	—	841
Total comprehensive income								9,227

ESOP shares committed to be released to Plan participants	—	—	(317)	—	427	—	—	110
Stock based compensation	100	—	75	—	—	—	—	75

Balances at June 30, 2012	31,350	$340	110,652	109,959	(2,135)	2,229	(45,261)	175,784

Balances at December 31, 2012	31,348	$341	110,490	136,487	(1,708)	2,285	(45,261)	202,634

Comprehensive income:
Net income	—	—	—	9,552	—	—	—	9,552
Other comprehensive loss	—	—	—	—	—	(3,217)	—	(3,217)
Total comprehensive income								6,335

ESOP shares committed to be released to Plan participants	—	—	(117)	—	428	—	—	311
Stock based compensation	1	—	65	—	—	—	—	65

Balances at June 30, 2013	31,349	$341	110,438	146,039	(1,280)	(932)	(45,261)	209,345

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2013	2012
	(In Thousands)

Operating activities:
Net income	$9,552	8,386
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,960	5,100
Provision for depreciation	1,226	985
Deferred income taxes	3,624	(2,160)
Stock based compensation	65	75
Net amortization of premium/discount on debt and mortgage related securities	1,233	576
Amortization of unearned ESOP shares	311	110
Gain on sale of loans held for sale	(43,399)	(37,304)
Loans originated for sale	(978,327)	(767,092)
Proceeds on sales of loans originated for sale	1,023,294	770,190
(Increase) decrease in accrued interest receivable	(395)	508
Increase in cash surrender value of life insurance	(401)	(409)
Decrease in accrued interest on deposits and borrowings	(135)	(318)
Increase in other liabilities	1,754	3,862
Decrease in accrued tax payable	(2,190)	(257)
Loss (gain) on sale of available for sale securities	9	(241)
Impairment of securities	-	104
Net (gain) loss related to real estate owned	(802)	2,670
Other	(7,660)	(2,887)

Net cash provided by (used in) operating activities	10,719	(18,102)

Investing activities:
Net decrease in loans receivable	12,117	33,609
Purchases of:
Debt securities	(34,555)	-
Mortgage related securities	(7,160)	(77,252)
Certificates of deposit	(980)	(1,470)
Premises and equipment, net	(2,093)	(741)
Bank owned life insurance	(180)	(180)
Proceeds from:
Principal repayments on mortgage-related securities	21,902	16,182
Maturities of debt securities	2,060	11,908
Sales of debt securities	921	44,868
Calls of structured notes	-	2,648
Sales of real estate owned	14,466	16,247
Redemption of FHLB stock	-	1,146

Net cash provided by investing activities	6,498	46,965

Financing activities:
Net decrease in deposits	(46,506)	(65,094)
Net increase in short-term borrowings	10,158	17,893
Net increase in advance payments by borrowers for taxes	2,030	2,833
Net cash used in financing activities	(34,318)	(44,368)
Decrease in cash and cash equivalents	(17,101)	(15,505)
Cash and cash equivalents at beginning of period	71,469	80,380
Cash and cash equivalents at end of period	54,368	64,875

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	4,573	2,488
Interest payments	12,151	15,195
Noncash investing activities:
Loans receivable transferred to real estate owned	8,404	11,002

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company's December 31, 2012 Annual Report on Form 10-K. Operating results for the six and three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other period.

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

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company's investment in securities available for sale follow:

	June 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$107,683	1,229	(694)	108,218
Collateralized mortgage obligations:
Government sponsored enterprise issued	22,465	329	—	22,794
Mortgage-related securities	130,148	1,558	(694)	131,012

Government sponsored enterprise bonds	14,517	3	(175)	14,345
Municipal securities	61,173	1,072	(2,677)	59,568
Other debt securities	5,000	168	—	5,168
Debt securities	80,690	1,243	(2,852)	79,081
Certificates of Deposit	6,125	43	(8)	6,160
	$216,963	2,844	(3,554)	216,253

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross Unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$116,813	2,349	(106)	119,056
Collateralized mortgage obligations:
Government sponsored enterprise issued	29,207	373	(1)	29,579
Mortgage-related securities	146,020	2,722	(107)	148,635

Government sponsored enterprise bonds	8,000	17	—	8,017
Municipal securities	35,493	2,043	(165)	37,371
Other debt securities	5,000	70	—	5,070
Debt securities	48,493	2,130	(165)	50,458
Certificates of Deposit	5,880	45	(1)	5,924
	$200,393	4,897	(273)	205,017

The Company's mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At June 30, 2013, $989,000 of the Company's government sponsored enterprise bonds and $100.5 million of the Company's mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.

The amortized cost and fair values of investment securities by contractual maturity at June 30, 2013 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Debt and other securities
Due within one year	$2,355	2,359
Due after one year through five years	28,704	29,341
Due after five years through ten years	20,792	19,866
Due after ten years	34,964	33,675
Mortgage-related securities	130,148	131,012
	$216,963	216,253

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$49,739	(694)	—	—	49,739	(694)
Government sponsored enterprise bonds	10,842	(175)	—	—	10,842	(175)
Municipal securities	41,912	(2,535)	337	(142)	42,249	(2,677)
Certificates of Deposit	1,216	(8)	—	—	1,216	(8)
	$103,709	(3,412)	337	(142)	104,046	(3,554)

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$19,382	(106)	—	—	19,382	(106)
Collateralized mortgage obligations:
Government sponsored enterprise issued	1,419	(1)	—	—	1,419	(1)
Municipal securities	9,009	(94)	398	(71)	9,407	(165)
Certificates of Deposit	244	(1)	—	—	244	(1)
	$30,054	(202)	398	(71)	30,452	(273)

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

As of June 30, 2013, the Company identified two municipal securities that were deemed to be other-than-temporarily impaired. Both securities were issued by a tax incremental district in a municipality located in Wisconsin. During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern. During the year ended December 31, 2012, the Company's analysis of these securities resulted in $100,000 in credit losses that were charged to earnings with respect to these two municipal securities. No additional credit loss was recognized during the six months ended June 30, 2013. As of June 30, 2013, these securities had a combined amortized cost of $215,000 and a combined estimated fair value of $189,000. As of June 30, 2013, the Company had one municipal security which had been in an unrealized loss position for twelve months or longer. This security was determined not to be other-than-temporarily impaired as of June 30, 2013. During the year ended December 31, 2012, two private-label collateralized mortgage obligations, that had been identified as other than temporarily impaired, were sold at a combined gain of $282,000. At the time of sale, these securities had a combined amortized cost of $18.0 million.

The following table presents the change in other-than-temporary credit related impairment charges on securities available for sale for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(In Thousands)
Credit-related impairments on securities as of December 31, 2011	$2,096
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	100
Increase in credit-related impairments related to securities for which an other-than-temporary impairment was previously recognized	113
Reduction for sales of securities for which other-than-temporary was previously recognized	(2,209)
Credit-related impairments on securities as of December 31, 2012	100
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	—
Increase in credit-related impairments related to securities for which an other-than-temporary impairment was previously recognized	—
Credit-related impairments on securities as of June 30, 2013	$100

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

During the six months ended June 30, 2013, proceeds from the sale of securities totaled $921,000 and resulted in losses totaling $9,000. The $9,000 loss included in (loss) gain on sale of available for sale securities in the consolidated statements of income during the six months ended June 30, 2013 was reclassified from accumulated other comprehensive income. During the six months ended June 30, 2012, proceeds from the sale of securities totaled $11.9 million and resulted in gains totaling $241,000. The $241,000 gain included in (loss) gain on sale of available for sale securities in the consolidated statements of income during the six months ended June 30, 2012 was reclassified from accumulated other comprehensive income.

Note 3 - Loans Receivable

Loans receivable at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013	December 31, 2012
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$425,693	460,821
Over four-family	518,745	514,363
Home equity	35,382	36,494
Construction and land	36,981	33,818
Commercial real estate	70,960	65,495
Consumer	134	132
Commercial loans	19,020	22,549
	$1,106,915	1,133,672

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. While credit risks are geographically concentrated in the Company's Milwaukee metropolitan area, and while 88.5% of the Company's loan portfolio involves loans that are secured by residential real estate, there are no concentrations with individual or groups of related borrowers. While the real estate collateralizing these loans is residential in nature, it ranges from owner-occupied single family homes to large apartment complexes. In addition, real estate collateralizing $74.6 million, or 6.7% of total loans, is located outside of the state of Wisconsin.

During the six months ended June 30, 2013, $978.3 million in residential loans were originated for sale. During the same period, sales of loans held for sale totaled $1.0 billion, generating mortgage banking income of $47.4 million. The unpaid principal balance of loans serviced for others was $943.6  million and $635.8 million at June 30, 2013 and December 31, 2012, respectively. These loans are not reflected in the consolidated statements of financial condition.

Qualifying loans receivable totaling $792.8 million and $801.6 million at June 30, 2013 and December 31, 2012, respectively, are pledged as collateral against $350.0 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement.

An analysis of past due loans receivable as of June 30, 2013 and December 31, 2012 follows:

	As of June 30, 2013
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$8,371	6,126	20,971	35,468	390,225	425,693
Over four-family	1,691	1,200	8,427	11,318	507,427	518,745
Home equity	1,471	143	206	1,820	33,562	35,382
Construction and land	5,476	1,995	3,170	10,641	26,340	36,981
Commercial real estate	576	—	272	848	70,112	70,960
Consumer	—	—	—	—	134	134
Commercial loans	—	—	511	511	18,509	19,020
Total	$17,585	9,464	33,557	60,606	1,046,309	1,106,915

	As of December 31, 2012
Mortgage loans:
Residential real estate:
One- to four-family	$11,745	5,402	29,259	46,406	414,415	460,821
Over four-family	3,543	1,498	18,336	23,377	490,986	514,363
Home equity	416	111	404	931	35,563	36,494
Construction and land	87	—	2,180	2,266	31,552	33,818
Commercial real estate	290	—	668	959	64,536	65,495
Consumer	—	—	—	—	132	132
Commercial loans	—	—	511	511	22,038	22,549
Total	$16,081	7,011	51,358	74,450	1,059,222	1,133,672

(1)	Includes $3.6 million and $2.4 million for June 30, 2013 and December 31, 2012, respectively, which are on non-accrual status.
(2)	Includes $6.2 million and $2.8 million for June 30, 2013 and December 31, 2012, respectively, which are on non-accrual status.
(3)	Includes $9.9 million and $18.2 million for June 30, 2013 and December 31, 2012, respectively, which are on non-accrual status.

As of June 30, 2013 and December 31, 2012, there are no loans that are 90 or more days past due and still accruing interest.

A summary of the activity for the six months ended June 30, 2013 and 2012 in the allowance for loan losses follows:

	One- to Four- Family	Over Four-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Six months ended June 30, 2013
Balance at beginning of period	$17,819	7,734	2,097	1,323	1,259	30	781	31,043
Provision (credit) for loan losses	2,115	(335)	163	926	110	3	(22)	2,960
Charge-offs	(5,686)	(732)	(524)	(134)	(95)	—	—	(7,171)
Recoveries	608	201	70	51	—	2	3	935
Balance at end of period	$14,856	6,868	1,806	2,166	1,274	35	762	27,767

Six months ended June 30, 2012
Balance at beginning of period	$17,475	8,252	1,998	2,922	941	28	814	32,430
Provision (credit) for loan losses	2,943	1,396	374	(137)	817	(1)	(292)	5,100
Charge-offs	(4,133)	(612)	(158)	(192)	(43)	—	(59)	(5,197)
Recoveries	252	11	22	15	—	—	25	325
Balance at end of period	$16,537	9,047	2,236	2,608	1,715	27	488	32,658

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of June 30, 2013 follows:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$3,850	786	863	377	218	—	376	6,470
Allowance related to loans collectively evaluated for impairment	11,006	6,082	943	1,789	1,056	35	386	21,297

Balance at end of period	$14,856	6,868	1,806	2,166	1,274	35	762	27,767

Loans individually evaluated for impairment	$46,925	25,940	1,885	6,689	436	20	1,352	83,247

Loans collectively evaluated for impairment	378,768	492,805	33,497	30,292	70,524	114	17,668	1,023,668
Total gross loans	$425,693	518,745	35,382	36,981	70,960	134	19,020	1,106,915

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of the year ended December 31, 2012 follows:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$7,058	3,268	1,033	377	341	—	331	12,408
Allowance related to loans collectively evaluated for impairment	10,761	4,466	1,064	946	918	30	450	18,635

Balance at end of period	$17,819	7,734	2,097	1,323	1,259	30	781	31,043

Loans individually evaluated for impairment	$57,467	28,281	2,127	4,470	1,250	24	1,352	94,971

Loans collectively evaluated for impairment	403,354	486,082	34,367	29,348	64,245	108	21,197	1,038,701
Total gross loans	$460,821	514,363	36,494	33,818	65,495	132	22,549	1,133,672

The following table presents information relating to the Company's internal risk ratings of its loans receivable as of June 30, 2013 and December 31, 2012:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At June 30, 2013
Substandard	$42,846	10,468	2,263	6,689	437	20	1,364	64,087
Watch	12,937	26,836	985	2,015	1,997	—	1,294	46,064
Pass	369,910	481,441	32,134	28,277	68,526	114	16,362	996,764
	$425,693	518,745	35,382	36,981	70,960	134	19,020	1,106,915

At December 31, 2012
Substandard	$53,242	24,767	2,913	3,705	1,251	23	1,365	87,266
Watch	17,082	14,157	606	2,803	1,234	—	964	36,846
Pass	390,497	475,439	32,975	27,310	63,010	109	20,220	1,009,560
	$460,821	514,363	36,494	33,818	65,495	132	22,549	1,133,672

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

The following tables present data on impaired loans at June 30, 2013 and December 31, 2012.

	As of or for the Six Months Ended June 30, 2013
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$19,634	20,299	3,850	665	20,513	373
Over four-family	22,570	22,955	786	385	24,054	254
Home equity	1,353	1,353	863	—	1,440	25
Construction and land	1,551	1,551	377	—	1,551	23
Commercial real estate	349	759	218	409	758	5
Consumer	—	—	—	—	—	—
Commercial	1,352	1,352	376	—	1,352	18
	46,809	48,269	6,470	1,459	49,668	698
Total Impaired with no Reserve
One- to four-family	27,291	32,111	—	4,819	31,856	608
Over four-family	3,370	3,859	—	489	3,880	59
Home equity	532	532	—	—	542	8
Construction and land	5,138	6,603	—	1,465	6,605	47
Commercial real estate	87	163	—	76	175	2
Consumer	20	20	—	—	22	—
Commercial	—	—	—	—	—	—
	36,438	43,288	—	6,849	43,080	724
Total Impaired
One- to four-family	46,925	52,410	3,850	5,484	52,369	981
Over four-family	25,940	26,814	786	874	27,934	313
Home equity	1,885	1,885	863	—	1,982	33
Construction and land	6,689	8,154	377	1,465	8,156	70
Commercial real estate	436	922	218	485	933	7
Consumer	20	20	—	—	22	—
Commercial	1,352	1,352	376	—	1,352	18
	$83,247	91,557	6,470	8,308	92,748	1,422

	As of or for the Year Ended December 31, 2012
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$29,057	29,456	7,058	399	29,768	874
Over four-family	17,397	17,642	3,268	245	18,073	722
Home equity	1,544	1,544	1,033	—	1,615	74
Construction and land	2,316	2,316	377	—	2,316	78
Commercial real estate	813	1,179	341	366	1,748	50
Consumer	—	—	—	—	—	—
Commercial	1,352	1,352	331	—	1,352	42
	52,479	53,489	12,408	1,010	54,872	1,840
Total Impaired with no Reserve
One- to four-family	28,410	31,315	—	2,905	31,358	1,175
Over four-family	10,884	11,179	—	295	11,649	549
Home equity	583	749	—	166	755	14
Construction and land	2,154	3,655	—	1,501	3,656	5
Commercial real estate	437	461	—	24	473	12
Consumer	24	24	—	—	24	1
Commercial	—	—	—	—	—	—
	42,492	47,383	—	4,891	47,915	1,756
Total Impaired
One- to four-family	57,467	60,771	7,058	3,304	61,126	2,049
Over four-family	28,281	28,821	3,268	540	29,722	1,271
Home equity	2,127	2,293	1,033	166	2,370	88
Construction and land	4,470	5,971	377	1,501	5,972	83
Commercial real estate	1,250	1,640	341	390	2,221	62
Consumer	24	24	—	—	24	1
Commercial	1,352	1,352	331	—	1,352	42
	$94,971	100,872	12,408	5,901	102,787	3,596

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower's intent and ability to make all principal and interest payments in accordance with contractual terms. The evaluation process is subject to the use of significant estimates and actual results could differ from estimates. This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis. In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan. Of the total $36.4 million of impaired loans as of June 30, 2013 for which no allowance has been provided, $6.8 million in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loan's net realizable value, using the estimated fair value of the underlying collateral. To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At June 30, 2013, total impaired loans includes $47.1 million of troubled debt restructurings. Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure. The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate. The restructured terms are typically in place for six to twelve months. At December 31, 2012, total impaired loans included $59.6 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of June 30, 2013
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$8,420	16	$12,842	73	$21,262	89
Over four-family	16,340	8	5,962	4	22,302	12
Home equity	-	-	1,007	4	1,007	4
Construction and land	1,408	1	840	2	2,248	3
Commercial real estate	-	-	272	2	272	2
Commercial loans	9	1	-	-	9	1
	$26,177	26	$20,923	85	$47,100	111

	As of December 31, 2012
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$9,921	17	$21,847	95	$31,768	112
Over four-family	3,917	4	20,030	13	23,947	17
Home equity	-	-	986	3	986	3
Construction and land	2,173	2	79	1	2,252	3
Commercial real estate	-	-	668	2	668	2
	$16,011	23	$43,610	114	$59,621	137

At June 30, 2013, $47.1 million in loans had been modified in troubled debt restructurings and $20.9 million of these loans were included in the non-accrual loan total. The remaining $26.2 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continued to be included with accruing loans. Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired. As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve. When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower's ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral. As a result of the impairment analysis, a $2.4 million valuation allowance has been established as of June 30, 2013 with respect to the $47.1 million in troubled debt restructurings. As of December 31, 2012, a $6.4 million valuation allowance had been established with respect to the $59.6 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of June 30, 2013
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$20,373	47	$3,522	18	$23,895	65
Principal forbearance	16,126	9	1,229	2	17,355	11
Interest reduction	3,423	11	2,427	24	5,850	35
	$39,922	67	$7,178	44	$47,100	111

	As of December 31, 2012
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$26,051	77	$2,770	11	$28,821	88
Principal forbearance	17,574	11	348	1	17,922	12
Interest reduction	11,984	35	894	2	12,878	37
	$55,609	123	$4,012	14	$59,621	137

The following presents data on troubled debt restructurings as of June 30, 2013:

	For the Three Months Ended June 30, 2013		For the Three Months Ended June 30, 2012
	Amount	Number	Amount	Number
	(dollars in thousands)
Loans modified as a troubled debt restructure
One- to four-family	$474	2	$3,533	4
Over four-family	-	-	1,004	2
Home equity	39	1	105	1
	$513	3	$4,642	7

Troubled debt restructuring modified within the past twelve months for which there was a default
One- to four-family	$-	-	$135	0
	$-	-	$135	0

	For the Six Months Ended June 30, 2013		For the Six Months Ended June 30, 2012
	Amount	Number	Amount	Number
	(dollars in thousands)
Loans modified as a troubled debt restructure
One- to four-family	$817	5	$6,500	11
Over four-family	-	-	1,004	2
Home equity	39	1	117	2
	$856	6	$7,621	15

Troubled debt restructuring modified within the past twelve months for which there was a default
One- to four-family	$-	-	$655	2
	$-	-	$655	2

The following table presents data on non-accrual loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$36,664	46,467
Over four-family	9,259	23,205
Home equity	1,328	1,578
Construction and land	5,199	2,215
Commercial real estate	272	668
Consumer	20	24
Commercial	511	511
Total non-accrual loans	$53,253	74,668
Total non-accrual loans to total loans receivable	4.81%	6.59%
Total non-accrual loans and performing troubled debt restructurings to total loans receivable	7.18%	8.00%
Total non-accrual loans to total assets	3.26%	4.50%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	June 30, 2013	December 31, 2012
	(In Thousands)

One- to four-family	$15,458	17,353
Over four-family	7,514	9,890
Construction and land	5,200	7,029
Commercial real estate	1,811	1,702
	$29,983	35,974

The following table presents the activity in the Company's real estate owned:

	Six months ended June 30,
	2013	2012
	(In Thousands)
Real estate owned at beginning of the period	$35,974	56,670
Transferred from loans receivable	8,404	11,002
Sales (net of gains / losses)	(13,475)	(16,247)
Write downs	(950)	(3,439)
Other	30	(171)
Real estate owned at the end of the period	$29,983	47,815

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company's mortgage servicing rights:

	Six months ended June 30,
	2013	2012
	(In Thousands)
Mortgage servicing rights at beginning of the period	$3,220	198
Additions	2,111	982
Amortization	(569)	(77)
Mortgage servicing rights at end of the period	4,762	1,103
Valuation allowance at end of period	—	—
Mortgage servicing rights at the end of the period, net	$4,762	1,103

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

		(In Thousands)
Estimate for the period ended December 31:	2013	$571
2014		981
2015		1,030
2016		891
2017		752
Thereafter		537
Total		$4,762

Note 6— Deposits

A summary of the contractual maturities of time deposits at June 30, 2013 is as follows:

(In Thousands)

Within one year	$463,336
More than one to two years	168,350
More than two to three years	12,553
More than three to four years	15,653
More than four through five years	21,986
After five years	13
$681,891

Note 7— Borrowings

Borrowings consist of the following:

		June 30, 2013		December 31, 2012
		Balance	Weighted Average Rate	Balance	Weighted Average Rate
		(Dollars in Thousands)
Short term:
Short-term repurchase agreements		$56,046	3.43%	45,888	3.09%
Long term:
Federal Home Loan Bank, Chicago advances maturing:
2016		220,000	4.34%	220,000	4.34%
2017		65,000	3.19%	65,000	3.19%
2018		65,000	2.97%	65,000	2.97%
Repurchase agreements maturing	2017	84,000	3.96%	84,000	3.96%
		$490,046	3.84%	479,888	3.82%

The short-term repurchase agreements represent the outstanding portion of a total $90.0 million commitment with two unrelated banks. The short-term repurchase agreements are utilized by Waterstone Mortgage Corporation to finance loans originated for sale. These agreements are secured by the underlying loans being financed. Related interest rates are based upon the note rate associated with the loans being financed. The first of the two short-term repurchase agreements has an outstanding balance of $31.9 million, a rate of 3.19% and a total commitment of $40.0 million at June 30, 2013. The second short-term repurchase agreement has an outstanding balance of $24.1 million, a rate of 3.75% and a total commitment of $50.0 million at June 30, 2013.

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

The $84.0 million in repurchase agreements have fixed rates ranging from 2.89% to 4.31% callable quarterly until their maturity in 2017. The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $100.2 million at June 30, 2013 and $101.9 million at December 31, 2012.

The Company selects loans that meet underwriting criteria established by the Federal Home Loan Bank Chicago (FHLBC) as collateral for outstanding advances. The Company's borrowings at the FHLBC are limited to 75% of the carrying value of unencumbered one- to four-family mortgage loans, 40% of the carrying value of home equity loans and 60% of the carrying value of over four-family loans. In addition, these advances are collateralized by FHLBC stock of $20.2 million at both June 30, 2013 and December 31, 2012. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). As of June 30, 2013, the Bank meets all capital adequacy requirements to which it is subject.

Effective December 11, 2012, the WDFI and the Federal Deposit Insurance Corporation terminated a consent order originally agreed to by WaterStone Bank on November 25, 2009 and replaced it with a memorandum of understanding.  The memorandum of understanding requires, among other things, maintenance of a minimum Tier I capital ratio of 8.0 % and a minimum Total risk based cpaital ratio of 12.0%.

As of June 30, 2013 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as quantitatively "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

As a state-chartered savings bank, the Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.

The actual and required capital amounts and ratios for the Bank as of June 30, 2013 and December 31, 2012 are presented in the table below:

	June 30, 2013
	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)

Total capital (to risk-weighted assets)	$211,222	18.87%	89,555	8.00%	111,943		10.00%
Tier I capital (to risk-weighted assets)	197,060	17.60%	44,777	4.00%	67,166		6.00%
Tier I capital (to average assets)	197,060	12.17%	64,771	4.00%	80,964		5.00%
State of Wisconsin (to total assets)	197,060	12.10%	97,710	6.00%	N/	A	N/	A

	December 31, 2012
	(Dollars In Thousands)
Total capital (to risk-weighted assets)	$199,098	17.34%	91,844	8.00%	114,806		10.00%
Tier I capital (to risk-weighted assets)	184,542	16.07%	45,922	4.00%	68,883		6.00%
Tier I capital (to average assets)	184,542	11.13%	66,312	4.00%	82,890		5.00%
State of Wisconsin (to total assets)	184,542	11.15%	99,305	6.00%	N/	A	N/	A

Note 9 – Income Taxes

Income tax expense increased from $71,000 during the six months ended June 30, 2012 to $6.0 million for the six months ended June 30, 2013. This increase was partially due to the increase in our income before income taxes, which increased from $8.5 million during the six months ended June 30, 2012 to $15.5 million during the six months ended June 30, 2013. During the third quarter of 2008, we established a valuation allowance against our net deferred tax assets. That valuation allowance effectively resulted in no income tax expense being recognized during the six months ended June 30, 2012 other than state income taxes for states in which separate company returns are filed. During the fourth quarter of 2012, we released the valuation allowance against our net deferred tax assets. Income tax expense is recognized on the statement of income during the six months ended June 30, 2013 at an effective rate of 38.5% of pretax book income.

As of June 30, 2013, net deferred tax assets totaled $15.3 million, which, in the judgment of management, will more-likely-than-not be fully realized. The largest components of the deferred tax asset are associated with the allowance for loan losses and basis adjustments on real estate owned. We are largely relying on earnings generated in the current year and forecasted earnings in future years in making the determination that we will more-likely-than-not realize our deferred tax asset.

Note 10 – Offsetting of Assets and Liabilities

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. In addition, the Company enters into agreements under which it sells loans held for sale subject to an obligation to repurchase the same loans. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of assets. The obligation to repurchase the assets is reflected as a liability in the Company's consolidated statements of condition, while the securities and loans held for sale underlying the repurchase agreements remain in the respective investment securities and loans held for sale asset accounts. In other words, there is no offsetting or netting of the investment securities or loans held for sale assets with the repurchase agreement liabilities. One of the Company's two short-term repurchase agreements and all of the Company's long-term repurchase agreements are subject to master netting agreements, which sets for the rights and obligations for repurchase and offset. Under the master netting agreement, the Company is entitled to set off the collateral placed with a single counterparty against obligations owed to that counterparty.

The following table presents the liabilities subject to an enforceable master netting agreement as of June 30, 2013 and December 31, 2012.

	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In Thousands)
June 30, 2013
Repurchase Agreements
Short-term	$31,943	—	31,943	31,943	—
Long-term	84,000	—	84,000	84,000	—
	$115,943	—	115,943	115,943	—

December 31, 2012
Repurchase Agreements
Short-term	$38,090	—	38,090	38,090	—
Long-term	84,000	—	84,000	84,000	—
	$122,090	—	122,090	122,090	—

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

	June 30, 2013	December 31, 2012
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$$22,466	20,836
Commitments to extend credit under home equity lines of credit	16,405	17,628
Unused portion of construction loans	4,879	5,502
Unused portion of business lines of credit	10,308	10,967
Standby letters of credit	1,119	736
____________
(1) Excludes commitments to originate loans held for sale, which are discussed in the following footnote.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the Company. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral obtained generally consists of mortgages on the underlying real estate.

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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of June 30, 2013 and December 31, 2012.

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale. At June 30, 2013, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $322.9 million and interest rate lock commitments with an aggregate notional amount of approximately $186.6 million. The fair value of the mortgage derivatives at June 30, 2013 included a gain of $7.5 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

Note 13 – Earnings per share

Earnings per share are computed using the two-class method. Basic earnings per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities have the right to receive dividends at the same rate as holders of the Company's common stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares. Unvested restricted stock and stock options are considered outstanding for diluted earnings per share only. Unvested restricted stock totaling 81,000 and 105,000 shares are considered outstanding for dilutive earnings per share for the six months ended June 30, 2013 and June 30, 2012, respectively. Unvested stock options totaled 220,000 and 289,000 shares for the six months ended June 30, 2013 and June 30, 2012, respectively.

Presented below are the calculations for basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands, except per share amounts)

Net income	$4,927	6,178	9,552	8,386
Net income available to unvested restricted shares	12	21	25	28
Net income available to common stockholders	$4,915	6,157	9,527	8,358

Weighted average shares outstanding	$31,144	31,045	31,134	31,035
Effect of dilutive potential common shares	224	91	217	34
Diluted weighted average shares outstanding	$31,368	31,136	31,351	31,069

Basic earnings per share	$0.16	0.20	0.31	0.27
Diluted earnings per share	$0.16	0.20	0.30	0.27

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

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	June 30, 2013	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$108,218	—	108,218	—
Collateralized mortgage obligations
Government sponsored enterprise issued	22,794	—	22,794	—
Government sponsored enterprise bonds	14,345	—	14,345	—
Municipal securities	59,568	—	59,568	—
Other debt securities	5,168	5,168	—	—
Certificates of deposit	6,160	—	6,160	—
Loans held for sale	132,045	—	132,045	—
Mortgage banking derivative assets	7,455	—	—	7,455

		Fair Value Measurements Using
	December 31, 2012	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$119,056	—	119,056	—
Collateralized mortgage obligations
Government sponsored enterprise issued	29,579	—	29,579	—
Government sponsored enterprise bonds	8,017	—	8,017	—
Municipal securities	37,371	—	37,371	—
Other debt securities	5,070	5,070	—	—
Certificates of deposit	5,924	—	5,924	—
Loans held for sale	133,613	—	133,613	—
Mortgage banking derivative assets	1,668	—	—	1,668
Mortgage banking derivative liabilities	249	—	—	249

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

	Available for sale securities	Mortgage banking derivatives, net
	(In Thousands)

Balance at December 31, 2011	$18,451	527

Unrealized holding losses arising during the period:
Included in other comprehensive income	1,023	-
Other than temporary impairment included in net loss	(113)	-
Principal repayments	(1,352)	-
Sales of available for sale securities	(18,009)
Mortgage derivative gain, net	-	892
Balance at December 31, 2012	-	1,419

Mortgage derivative gain, net	-	6,036
Balance at June 30, 2013	$-	7,455

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	June 30, 2013	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$$40,339	-	-	40,339
Real estate owned	29,983	-	-	29,983

		Fair Value Measurements Using
	December 31, 2012	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$$40,071	-	-	40,071
Real estate owned	35,974	-	-	35,974
_________

(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis. On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral. Fair value is determined based on third party appraisals. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques. At June 30, 2013, loans determined to be impaired with an outstanding balance of $46.8 million were carried net of specific reserves of $6.5 million for a fair value of $40.3 million. At December 31, 2012, loans determined to be impaired with an outstanding balance of $52.5 million were carried net of specific reserves of $12.4 million for a fair value of $40.1 million. Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value. Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques. Changes in the value of real estate owned totaled $950,000 and $3.4 million during the six months ended June 30, 2013 and 2012, respectively and are recorded in real estate owned expense. At June 30, 2013 and December 31, 2012, real estate owned totaled $30.0 million and $36.0 million, respectively.

Mortgage servicing rights - The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights.   The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value.  At June 30, 2013 and December 31, 2012, there was no impairment identified for mortgage servicing rights, therefore mortgage servicing rights were not recorded at fair value on a non-recurring basis.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at June 30, 2013	Valuation Technique	Significant Unobservable Inputs	Minimum Value	Maximum Value

Mortgage banking derivatives	$7,455	Pricing models	Pull through rate	68.30%	100.00%
Impaired loans	40,339	Market approach	Discount rates applied to appraisals	15.00%	30.00%
Real estate owned	29,983	Market approach	Discount rates applied to appraisals	4.00%	89.40%
Mortgage servicing rights	9,248	Pricing models	Prepayment rate	8.48%	18.56%
			Note rate	3.00%	3.97%
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

The significant unobservable inputs used in the fair value measurement or mortgage servicing rights include the prepayment rate and note rate.  The prepayment rate represents the assumed rate of prepayment of the outstanding principal balance of the underlying mortgage notes.  Generally, the fair value of mortgage servicing rights will be positively (negatively) impacted when the prepayment rate (decreases) increases.  The note rate represents the contractual rate on the underlying mortgages.

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

The carrying amounts and fair values of the Company's financial instruments consist of the following:

	June 30, 2013					December 31, 2012
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$54,368	54,368	54,368	-	-	71,649	71,469	71,469	-	-
Securities available-for-sale	216,253	216,253	5,168	211,085	-	205,017	205,017	5,070	199,947	-
Loans held for sale	132,045	132,045	-	132,045	-	133,613	133,613	-	133,613	-
Loans receivable	1,106,915	1,112,490	-	-	1,112,490	1,133,672	1,148,107	-	-	1,148,107
FHLB stock	20,193	20,193	-	20,193	-	20,193	20,193	-	20,193	-
Cash surrender value of life insurance	38,642	38,642	38,642	-	-	38,061	38,061	38,061	-	-
Real estate owned	29,983	29,983	-	-	29,983	35,974	35,974	-	-	35,974
Accrued interest receivable	3,846	3,846	3,846	-	-	3,452	3,452	3,452	-	-
Mortgage servicing rights	4,762	9,248	-	-	9,248	3,220	4,070	-	-	4,070
Mortgage banking derivative assets	7,455	7,455	-	-	7,455	1,668	1,668	-	-	1,668

Financial Liabilities
Deposits	893,007	895,158	211,116	684,042	-	939,513	942,118	202,593	739,525	-
Advance payments by borrowers for taxes	15,556	15,556	15,556	-	-	1,672	1,672	1,672	-	-
Borrowings	490,046	530,885	-	530,885	-	479,888	537,299	-	537,299	-
Accrued interest payable	1,581	1,581	1,581	-	-	1,715	1,715	1,715	-	-
Mortgage banking derivative liabilities	-	-	-	-	-	249	249	-	-	249

Other Financial Instruments
Stand-by letters of credit	7	7	-	-	7	5	5	-	-	5

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit is not material at June 30, 2013 and December 31, 2012.

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

	Three months ended June 30, 2013
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$9,724	73	124	9,921
Provision for loan losses	1,200	-	-	1,200
Net interest income after provision for loan losses	8,524	73	124	8,721

Noninterest income	811	25,974	(78)	26,707

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,577	16,434	(67)	19,944
Occupancy, office furniture and equipment	765	1,163	(66)	1,862
FDIC insurance premiums	380	-	-	380
Real estate owned	12	-	-	12
Other	1,107	4,057	85	5,249
Total noninterest expenses	5,841	21,654	(48)	27,447
Income before income taxes	3,494	4,393	94	7,981
Income tax expense	1,245	1,759	50	3,054
Net income	$2,249	2,634	44	4,927

Total Assets	$1,545,771	156,019	(68,914)	1,632,876

	Three months ended June 30, 2012
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$10,335	168	125	10,628
Provision for loan losses	1,500	(75)	-	1,425
Net interest income after provision for loan losses	8,835	243	125	9,203

Noninterest income	670	22,582	-	23,252

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,086	12,052	(173)	14,965
Occupancy, office furniture and equipment	758	930	-	1,688
FDIC insurance premiums	873	-	-	873
Real estate owned	2,838	-	-	2,838
Other	1,322	4,462	88	5,872
Total noninterest expenses	8,877	17,444	(85)	26,236
Income before income taxes (benefit)	628	5,381	210	6,219
Income tax expense (benefit)	(2,313)	2,159	195	41
Net income	$2,941	3,222	15	6,178

Total Assets	$1,611,757	137,374	(67,950)	1,681,181

	Six months ended June 30, 2013
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$19,660	159	248	20,067
Provision for loan losses	2,900	60	-	2,960
Net interest income after provision for loan losses	16,760	99	248	17,107

Noninterest income	1,450	48,380	(90)	49,740

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	6,868	29,704	(146)	36,426
Occupancy, office furniture and equipment	1,598,000	2,246	(66)	3,778
FDIC insurance premiums	1,053	-	-	1,053
Real estate owned	153	-	-	153
Other	2,066	7,714	128	9,908
Total noninterest expenses	11,738	39,664	(84)	51,318
Income before income taxes	6,472	8,815	242	15,529
Income tax expense	2,361	3,541	75	5,977
Net income	$4,111	5,274	167	9,552

	Six months ended June 30, 2012
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$20,582	223	250	21,055
Provision for loan losses	5,100	-	-	5,100
Net interest income after provision for loan losses	15,482	223	250	15,955

Noninterest income	1,444	36,809	-	38,253

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	6,213	19,779	(390)	25,602
Occupancy, office furniture and equipment	1,548	1,861	-	3,409
FDIC insurance premiums	1,814	-	-	1,814
Real estate owned	4,273	-	-	4,273
Other	2,540	7,959	154	10,653
Total noninterest expenses	16,388	29,599	(236)	45,751
Income before income taxes (benefit)	538	7,433	486	8,457
Income tax expense (benefit)	(3,107)	2,983	195	71
Net income	$3,645	4,450	291	8,386

Note 16 – Other Matters

On June 6, 2013, the Boards of Directors of Lamplighter Financial, MHC (the "Mutual Holding Company"), Waterstone Financial, Inc. (the "Company"), and WaterStone Bank SSB (the "Bank") each unanimously adopted the Plan of Conversion and Reorganization of the Mutual Holding Company (the "Plan") pursuant to which the Mutual Holding Company will undertake a "second-step" conversion and cease to exist.

The Company will merge into a new Maryland corporation named Waterstone Financial, Inc. As part of the conversion, the MHC's ownership interest of the Company will be offered for sale in a public offering. The existing publicly held shares of the Company, which represents the remaining ownership interest in the Company, will be exchanged for new shares of common stock of Waterstone Financial, Inc., the new Maryland corporation. The exchange ratio will ensure that immediately after the conversion and public offering, the public shareholders of the Company will own the same aggregate percentage of Waterstone Financial, Inc. common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares). When the conversion and public offering are completed, all of the capital stock of WaterStone Bank will be owned by Waterstone Financial, Inc., the Maryland corporation.

The Plan provides for the establishment, upon the completion of the conversion, of special "liquidation accounts" for the benefit of certain depositors of WaterStone Bank in an amount equal to the greater of the MHC's ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus or the retained earnings of WaterStone Bank at the time it reorganized into the MHC. Following the completion of the conversion, under the rules of the Board of Governors of the Federal Reserve System, WaterStone Bank will not be permitted to pay dividends on its capital stock to Waterstone Financial, Inc., its sole shareholder, if WaterStone Bank's shareholder's equity would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation accounts.

Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering. Costs of $487,000 have been incurred related to the conversion as of June 30, 2013.

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

Overview

The following discussion and analysis is presented to assist the reader in the understanding and evaluation of the Company's financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the results of operations for the three and six months ended June 30, 2013 and 2012 and the financial condition as of June 30, 2013 compared to the financial condition as of December 31, 2012.

Our profitability is highly dependent on our net interest income, mortgage banking income and provision for loan losses.  Net interest income is the difference between the interest income we earn on our interest earning assets which are loans receivable, investment securities and cash and cash equivalents, and the interest we pay on deposits and other borrowings.  The Company's banking subsidiary, WaterStone Bank SSB ("WaterStone Bank" or the "Bank") is primarily a mortgage lender with loans secured by real estate comprising 98.3% of total loans receivable on June 30, 2013.  Further, 88.5% of loans receivable are residential mortgage loans with over four-family loans comprising 46.9% of all loans on June 30, 2013.  WaterStone Bank funds loan production primarily with retail deposits and Federal Home Loan Bank advances.  The Bank's mortgage banking subsidiary, Waterstone Mortgage Corporation, utilizes a line of credit provided by the Bank as a primary source of funding loans held for sale.  In addition, Waterstone Mortgage Corporation utilizes short-term repurchase agreements with external banks as needed.  On June 30, 2013, deposits comprised 62.7% of total liabilities.  Time deposits, also known as certificates of deposit, accounted for 76.4% of total deposits at June 30, 2013.  Federal Home Loan Bank advances outstanding on June 30, 2013 totaled $350.0 million, or 24.6% of total liabilities.  During the current prolonged period of low interest rates and economic weakness, we have determined that an investment philosophy emphasizing short-term liquid investments including cash and cash equivalents is prudent and positions the Company to take advantage of the investment, lending and interest rate risk management opportunities that should exist as the local and national economies recover from the recession.  Our high level of time deposits, relative to total deposits, will result in an increase in our cost of funds when market interest rates begin to increase.
During the six months ended June 30, 2013, our results of operations were positively impacted by an increase in income from our mortgage banking segment and from decreases in our provision for loans losses and in real estate owned expense, both of which resulted from an improvement in our asset quality.  A significant increase in the volume of mortgage loans sold in the secondary market yielded a $1.4 million increase in pre-tax earnings from our mortgage banking segment during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.
Our provision for loan losses decreased $2.1 million to $3.0 million for six months ended June 30, 2013 as compared to $5.1 million for the six months ended June 30, 2012.  The decrease in provision for loan losses reflects a stabilization in both the quality of our loan portfolio and the overall local real estate market.  The Company has experienced a stabilization or improvement in a number of key loan-related loan quality metrics compared to December 31, 2012, including impaired loans, loans contractually past due and non-accrual loans.  In addition, the turnover of loans in each of the three aforementioned metrics has slowed during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, which has resulted in fewer loans requiring a specific collateral analysis to determine a potential collateral shortfall and subsequent loan loss reserve.  Furthermore, as a result of stabilization in the local real estate market, those loans that have required a specific collateral review to assess the level of impairment have experienced less significant collateral shortfalls when compared to the prior year.  This is also reflected in the $4.1 million decrease in real estate owned expense from $4.3 million during the six months ended June 30, 2012 to $153,000 for the six months ended June 30, 2013.  Additional information regarding loan quality and its impact on our financial condition and results of operations can be found in the "Asset Quality" discussion.
Offsetting the positive impact of the increase in income from mortgage banking operations and a reduction of the provision for loan losses and real estate owned expense, net interest income decreased $988,000 to $20.1 million during the six months ended June 30, 2013 compared to $21.1 million during the six months ended June 30, 2012.

Income tax expense increased from $71,000 during the six months ended June 30, 2012 to $6.0 million during the six months ended June 30, 2013.  During the third quarter of 2008, we established a valuation allowance against our net deferred tax assets. That valuation allowance effectively resulted in no income tax expense being recognized during the six months ended June 30, 2012 other than state income taxes for states in which separate company returns are filed.  During the fourth quarter of 2012, we released the valuation allowance against our net deferred tax assets.  Income tax expense was recognized during the six months ended June 30, 2013 at an effective rate of 38.5% of pretax book income.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

General - Net income for the three months ended June 30, 2013 totaled $4.9 million, or $0.16 for both basic and diluted income per share, compared to net income of $6.2 million, or $0.20 for both basic and diluted income per share, for the three months ended June 30, 2012.  The three months ended June 30, 2013 generated an annualized return on average assets of 1.21% and an annualized return on average equity of 9.42%, compared to an annualized return on average assets of 1.45% and an annualized return on average equity of 14.12% for the comparable period in 2012.  Income before income taxes increased $1.8 million to $8.0 million during the three months ended June 30, 2013, compared to $6.2 million during the three months ended June 30, 2012.  The pre-tax results of operations for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 reflect a $2.8 million decrease in real estate owned expense, partially offset by a $988,000 decrease in pre-tax income from the mortgage banking segment.  Income taxes totaled $3.1 million during the three months ended June 30, 2013, compared to $41,000 during the three months ended June 30, 2012.

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

Mortgage banking segment assets (which consist predominantly of loans held for sale) increased $8.3 million, or 5.6%, to $156.0 million as of June 30, 2013 compared to $147.7 million as of December 31, 2012.  Additional details are provided in the "Loans Held for Sale" section.  Mortgage banking revenues increased $3.4 million, or 15.0%, to $26.0 million for the three months ended June 30, 2013 compared to $22.6 million during the three months ended June 30, 2012.   The $3.4 million increase in mortgage banking revenues was attributable to an increase in loan origination volume.  Loans originated for sale on the secondary market totaled $548.2 million during the three months ended June 30, 2013, which represents a $108.0 million, or 24.5%, increase in originations from the three months ended June 30, 2012, which totaled $440.2 million.  The increase in mortgage banking income attributable to an increase in loan origination and sales volume was partially offset by a decrease in margins.  The major components of mortgage banking revenues include fees and premiums associated with the sale of residential loans held for sale. The major expenses for the mortgage banking segment are compensation, payroll taxes and other employee benefits, as well as occupancy, office furniture and equipment and other expenses, which are covered generally in the consolidated discussion in section "Noninterest Expense."

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

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,235,782	14,862	4.82%	$1,275,192	16,319	5.13%
Mortgage related securities(2)	134,985	419	1.25	140,792	921	2.62
Debt securities, federal funds sold and short-term investments(2)(6)	159,956	617	1.54	195,179	548	1.13
Total interest-earning assets	1,530,723	15,898	4.17	1,611,163	17,788	4.43

Noninterest-earning assets	98,244			96,858
Total assets	$1,628,967			$1,708,021

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$45,705	3	0.03	$40,258	6	0.06
Money market and savings accounts	129,250	36	0.11	124,151	77	0.25
Time deposits	696,610	1,314	0.76	844,806	2,580	1.23
Total interest-bearing deposits	871,565	1,353	0.62	1,009,215	2,663	1.06
Borrowings	485,199	4,624	3.82	472,052	4,497	3.82
Total interest-bearing liabilities	1,356,764	5,977	1.77	1,481,267	7,160	1.94

Noninterest-bearing liabilities
Non interest-bearing deposits	43,502			32,697
Other noninterest-bearing liabilities	19,002			18,520
Total noninterest-bearing liabilities	62,504			51,217
Total liabilities	1,419,268			1,532,484
Equity	209,699			175,537
Total liabilities and equity	$1,628,967			$1,708,021

Net interest income		$9,921			$10,628
Net interest rate spread (3)			2.40%			2.49%
Net interest-earning assets (4)	$173,959			$129,896
Net interest margin (5)			2.60%			2.65%
Average interest-earning assets to average interest-bearing liabilities			112.82%			108.77%
________
(1)  Interest income includes net deferred loan fee amortization income of $183,000 and $146,000 for the three months ended June 30, 2013 and 2012, respectively.
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
(6)  Interest income from tax exempt securities is not significant to total interest income, therefore, interest yield on interest earning assets are not stated on a tax equivalent basis.  The average balance of tax exempt securities totaled $51.0 million and $15.0 million for the three months ended June 30, 2013 and 2012, respectively.

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

	Three Months Ended June 30,
	2013 versus 2012
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$(494)	(963)	(1,457)
Mortgage related securities(3)	(36)	(466)	(502)
Other earning assets(3)	(111)	180	69
Total interest-earning assets	(641)	(1,249)	(1,890)

Interest expense:
Demand accounts	1	(4)	(3)
Money market and savings accounts	3	(44)	(41)
Time deposits	(398)	(868)	(1,266)
Total interest-bearing deposits	(394)	(916)	(1,310)
Borrowings	126	1	127
Total interest-bearing liabilities	(268)	(915)	(1,183)
Net change in net interest income	$(373)	(334)	(707)
______________
(1)     Interest income includes net deferred loan fee amortization income of $183,000 and $146,000 for the three months ended June 30, 2013 and 2012, respectively.
(2)     Non-accrual loans have been included in average loans receivable balance.
(3)     Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.

Total Interest Income - Total interest income decreased $1.9 million, or 10.6%, to $15.9 million during the three months ended June 30, 2013 from $17.8 million during the three months ended June 30, 2012.

Interest income on loans decreased $1.5 million, or 8.9%, to $14.9 million during the three months ended June 30, 2013 from $16.3 million during the three months ended June 30, 2012.  The decrease in interest income was primarily due to a 31 basis point decrease in the average yield on loans to 4.82% for the three months ended June 30, 2013 from 5.13% for the three months ended June 30, 2012.  The decrease in interest income on loans also reflects a $39.4 million, or 3.1%, decrease in the average balance of loans outstanding to $1.24 billion during the three months ended June 30, 2013 from $1.28 billion during the three months ended June 30, 2012.

Interest income from mortgage-related securities decreased $502,000, or 54.5%, to $419,000 during the three months ended June 30, 2013 from $921,000 during the three months ended June 30, 2012.  The decrease in interest income was due to a 138 basis point decrease in the average yield on mortgage-related securities to 1.25% for the three months ended June 30, 2013 from 2.62% for the three months ended June 30, 2012.  The decrease in interest income on mortgage-related securities also reflects a $5.8 million, or 4.1%,  decrease in the average balance of mortgage-related securities to $135.0 million for the three months ended June 30, 2013 from $140.8 million during the three months ended June 30, 2012. The decrease in average yield resulted from a general turnover of the investment security portfolio in which cash flow from higher yielding securities was reinvested in securities at lower yields due to the low interest rate environment.

Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $69,000, or 12.6%, to $617,000 for the three months ended June 30, 2013 compared to $548,000 for the three months ended June 30, 2012.  Interest income on other interest earning assets increased due to a 41 basis point increase in the average yield on other interest earning assets to 1.54% for the three months ended June 30, 2013 from 1.13% for the three months ended June 30, 2012.The average balance of higher yielding, tax-exempt municipal securities increased to $51.0 million for the three months ended June 30, 2013 from $15.0 million for the three months ended June 30, 2012, accounting for the increase in the average yield for the period.  The increase in interest income due to the increase in average yield on other interest earning assets was partially offset by a decrease of $35.2 million, or 18.0%, in the average balance of other earning assets to $160.0 million during the three months ended June 30, 2013 from $195.2 million during the three months ended June 30, 2012.

Total Interest Expense - Total interest expense decreased by $1.2 million, or 16.5%, to $6.0 million during the three months ended June 30, 2013 from $7.2 million during the three months ended June 30, 2012.  This decrease was the result of both a decrease in the average cost of funds as well as a decrease in the average balance of interest-bearing deposits and borrowings.  The average cost of funds decreased 17 basis points to 1.77% for the three months ended June 30, 2013 from 1.94% for the three months ended June 30, 2012.  Total average interest bearing deposits and borrowings outstanding decreased $124.5 million, or 8.4%, to $1.36 billion for the three months ended June 30, 2013 compared to an average balance of $1.48 billion for the three months ended June 30, 2012.

Interest expense on deposits decreased $1.3 million, or 49.2%, to $1.4 million during the three months ended June 30, 2013 from $2.7 million during the three months ended June 30, 2012.  The decrease in interest expense on deposits was primarily due to a decrease in the cost of average deposits of 44 basis points to 0.62% for the three months ended June 30, 2013 compared to 1.06% for the three months ended June 30, 2012.  The decrease in the cost of deposits reflects the current low interest rate environment due to the Federal Reserve's low short-term interest rate policy.  These rates are typically used by financial institutions in pricing deposit products.  The decrease in the cost of deposits also reflects a shift in the composition of deposits from higher cost time deposits to lower cost demand, money market and savings accounts.  The decrease in interest expense attributable to the decrease in the cost of deposits was compounded by a decrease of $137.7 million, or 13.6%, in the average balance of interest bearing deposits to $871.6 million during the three months ended June 30, 2013 from $1.01 billion during the three months ended June 30, 2012.  The decrease in average interest-bearing deposits was exclusively the result of a decrease in time deposits, which carry a higher cost than demand, money market or savings accounts.  The decrease in time deposits was consistent with the Bank's liquidity needs and funding obligations.

Interest expense on borrowings increased $127,000, or 2.8%, to $4.6 million during the three months ended June 30, 2013 from $4.5 million during the three months ended June 30, 2012.  The increase primarily resulted from a $13.1 million, or 2.8%, increase in average borrowings outstanding to $485.2 million during the three months ended June 30, 2013 from $472.1 million during the three months ended June 30, 2012.  The increased use of borrowings as a funding source during the three months ended June 30, 2013 reflects an increased use of short-term repurchase agreements within our mortgage banking segment to fund loan originations to be sold in the secondary market.  The average cost of borrowings remained consistent at 3.82% during the three months ended June 30, 2013 and 2012.

Net Interest Income - Net interest income decreased by $707,000, or 6.7%, to $9.9 million during the three months ended June 30, 2013 as compared to $10.6 million during the three months ended June 30, 2012.  The decrease in net interest income resulted primarily from a 9 basis point decrease in our net interest rate spread to 2.40% during the three months ended June 30, 2013 from 2.49% during the three months ended June 30, 2012.  The 9 basis point decrease in the net interest rate spread resulted from a 26 basis point decrease in the average yield on interest earning assets, which was partially offset by a 17 basis point decrease in the average cost of interest bearing liabilities.

Provision for Loan Losses – Our provision for loan losses decreased $225,000, or 15.8%, to $1.2 million during the three months ended June 30, 2013, from $1.4 million during the three months ended June 30, 2012.  The decrease in the provision for loan losses resulted from a decrease in loans exhibiting risk characteristics that require estimated loan loss provisions in excess of our historical average experience rates.  While the provision for loan losses has decreased from the prior year, it remains at historically elevated levels.  These levels remain elevated due to continued general economic stress resulting in reduced levels of income earned by many of our borrowers combined with loan collateral values, primarily real estate, that remain at levels below those estimated at the time the loans were originally made.  These factors result in higher levels of actual loss experience which, when applied to the portfolio in general, require higher loan loss provisions.  See the "Asset Quality" section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $3.5 million, or 14.9%, to $26.7 million during the three months ended June 30, 2013 from $23.3 million during the three months ended June 30, 2012.  The increase resulted primarily from an increase in mortgage banking income.

Mortgage banking income increased $2.9 million, or 13.1%, to $25.5 million for the three months ended June 30, 2013, compared to $22.5 million during the three months ended June 30, 2012.  The $2.9 million increase in mortgage banking income was the result of an increase in origination and sales volumes, partially offset by a decrease in average sales margins.  The decrease in average sales margin reflects a decrease in pricing and fees on all products in all geographic markets.

Loan origination volumes increased significantly compared to the prior year which reflects the continued strong demand for fixed-rate loans due in large part to historically low interest rates on these products.  Loans originated for sale in the secondary market totaled $548.2 million during the three months ended June 30, 2013, which represents a $108.0 million, or 24.5%, increase in originations from the three months ended June 30, 2012, which totaled $440.2 million.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  During the three months ended June 30, 2013, the growth in loan origination volume resulted in a shift towards conventional loans and loans made to purchase real estate.  Loans originated for the purchase of a residential property comprised 66.1% of total originations during the three months ended June 30, 2013, compared to 63.8% during the three months ended June 30, 2012.  The mix of loan type also changed slightly with conventional loans and governmental loans comprising 68.7% and 31.3% of all loan originations, respectively, during the three months ended June 30, 2013.  During the three months ended June 30, 2012 conventional loans and governmental loans comprised 65.3% and 34.7% of all loan originations, respectively.

Noninterest Expense - Total noninterest expense increased $1.2 million, or 4.6%, to $27.4 million during the three months ended June 30, 2013 from $26.2 million during the three months June 30, 2012.  The increase was primarily attributable to increased compensation, partially offset by a decrease in real estate owned expense.

Compensation, payroll taxes and other employee benefit expense increased $5.0 million, or 33.3%, to $19.9 million during the three months ended June 30, 2013 compared to $15.0 million during the three months ended June 30, 2012.  Due primarily to an increase in loan origination activity, total compensation, payroll taxes and other benefits at our mortgage banking subsidiary increased $4.4 million, or 36.4%, to $16.4 million for the three months ended June 30, 2013 compared to $12.1 million during the three months ended June 30, 2012.  The increase in compensation at our mortgage banking subsidiary correlates to the increase in mortgage banking transaction volume due to the commission-based compensation structure in place for our mortgage banking loan officers.  The increase in compensation also reflects an increase in staffing levels necessary to support the increase in loan origination volumes.

Real estate owned expense decreased $2.8 million, or 99.6%, to $12,000 during the three months ended June 30, 2013 from $2.8 million during the three months ended June 30, 2012.  Real estate owned expense includes the operating costs related to the properties, net of rental income.  In addition, it includes net gains or losses recognized upon the sale of a foreclosed property, as well as write-downs recognized to maintain the properties at the lower of cost or estimated fair value.  The decrease in real estate owned expense results from a decrease in net property management expense and an increase in net gains recognized upon the sale of properties.  During the three months ended June 30, 2013, net operating expense, which primarily relates to property taxes, maintenance and management fees, net of rental income, decreased $211,000, or 31.3%, to $463,000 from $674,000 during the three months ended June 30, 2012.  The decrease in net operating expense compared to the prior period resulted from both an improvement in the operating results of income producing properties as well as a decrease in the number and average balance of properties owned.  The average balance of real estate owned totaled $30.8 million for the three months ended June 30, 2013 compared to $53.3 million for the three months ended June 30, 2012.  Sales and write-downs of real estate owned resulted in a net gain of $450,000 during the three months ended June 30, 2013.  During the three months ended June 30, 2012, sales and write downs of real estate owned resulted in a net loss of $2.2 million.

Income Taxes – Income tax expense increased from $41,000 during the three months ended June 30, 2012 to $3.1 million for the three months ended June 30, 2013. This increase was partially due to the increase in our income before income taxes, which increased from $6.2 million during the three months ended June 30, 2012 to $8.0 million during the three months ended June 30, 2013.  During the third quarter of 2008, we established a valuation allowance against our net deferred tax assets. That valuation allowance effectively resulted in no income tax expense being recognized during the three months ended June 30, 2012 other than state income taxes for states in which separate company returns are filed.  During the fourth quarter of 2012, we released the valuation allowance against our net deferred tax assets. Therefore, income tax expense is recognized during the three months ended June 30, 2013 at an effective rate of 38.3% of pretax book income.

As of June 30, 2013, net deferred tax assets totaled $15.3 million, which, in the judgment of management, will more-likely-than-not be fully realized. The largest components of the deferred tax assets are associated with the allowance for loan losses and basis adjustments on real estate owned. We are largely relying on earnings generated in the current year and forecasted earnings in future years in making the determination that we will more-likely-than-not realize our deferred tax assets.

Comparison of Operating Results for the Six Months Ended June 30, 2013 and 2012

General - Net income for the six months ended June 30, 2013 totaled $9.6 million, or $0.31 for basic and $0.30 for diluted income per share, compared to net income of $8.4 million, or $0.27 for both basic and diluted income per share, for the six months ended June 30, 2012.  The six months ended June 30, 2013 generated an annualized return on average assets of 1.18% and an annualized return on average equity of 9.28%, compared to an annualized return on average assets of 0.99% and an annualized return on average equity of 9.61% for the comparable period in 2012.  Income before income taxes increased $7.1 million to $15.5 million during the six months ended June 30, 2013, compared to $8.5 million during the six months ended June 30, 2012. The pre-tax results of operations for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 reflect a $1.4 million increase in pre-tax income from our mortgage banking operations, a $4.1 million decrease in real estate owned expense, a $2.1 million decrease in the provision for loan losses, partially offset by an $988,000 decrease in net interest income.  Income taxes totaled $6.0 million during the six months ended June 30, 2013, compared to $71,000 during the six months ended June 30, 2012.  The provision for loan losses totaled $3.0 million during the six months ended June 30, 2013, compared to $5.1 million for the six months ended June 30, 2012.  Loan charge-off activity and specific loan loss reserves are discussed in additional detail in the "Asset Quality" section.

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

Mortgage banking segment assets (which consist predominantly of loans held for sale) increased $8.3 million, or 5.6%, to $156.0 million as of June 30, 2013 compared to $147.7 million as of December 31, 2012.  Additional details are provided in the "Loans Held for Sale" section.  Mortgage banking revenues increased $11.6 million, or 31.4%, to $48.4 million for the six months ended June 30, 2013 compared to $36.8 million during the six months ended June 30, 2012.   The $11.6 million increase in mortgage banking revenues was attributable to an increase in loan origination volume.  Loans originated for sale on the secondary market totaled $978.3 million during the six months ended June 30, 2013, which represents a $211.2 million, or 27.5%, increase in originations from the six months ended June 30, 2012, which totaled $767.1 million.  The increase in mortgage banking income attributable to an increase in loan origination and sales volume was partially offset by a decrease in margins.  The major components of mortgage banking revenues include fees and premiums associated with the sale of residential loans held for sale, which are discussed in below. The major expenses for the mortgage banking segment are compensation, payroll taxes and other employee benefits, as well as occupancy, office furniture and equipment and other expenses, which are covered generally in the consolidated discussion in section "Noninterest Expense."

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

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,239,390	30,075	4.89%	$1,284,612	32,892	5.13%
Mortgage related securities(2)	139,283	856	1.24	121,915	1,784	2.93
Debt securities, federal funds sold and short-term investments(2)(6)	156,906	1,153	1.48	196,728	1,255	1.28
Total interest-earning assets	1,535,579	32,084	4.21	1,603,255	35,931	4.49

Noninterest-earning assets	98,053			96,856
Total assets	$1,633,632			$1,700,111

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$44,959	6	0.03	$30,445	13	0.09
Money market and savings accounts	124,436	73	0.12	117,419	163	0.28
Time deposits	709,969	2,740	0.78	857,086	5,690	1.33
Total interest-bearing deposits	879,364	2,819	0.65	1,004,950	5,866	1.17
Borrowings	485,229	9,198	3.82	464,855	9,010	3.89
Total interest-bearing liabilities	1,364,593	12,017	1.78	1,469,805	14,876	2.03

Noninterest-bearing liabilities
Non interest-bearing deposits	41,694			39,411
Other noninterest-bearing liabilities	19,772			15,447
Total noninterest-bearing liabilities	61,466			54,858
Total liabilities	1,426,059			1,524,663
Equity	207,573			175,448
Total liabilities and equity	$1,633,632			$1,700,111

Net interest income		$20,067			$21,055
Net interest rate spread (3)			2.43%			2.46%
Net interest-earning assets (4)	$170,986			$133,450
Net interest margin (5)			2.64%			2.63%
Average interest-earning assets to average interest-bearing liabilities			112.53%			109.08%
_________
(1)  Interest income includes net deferred loan fee amortization income of $339,000 and $296,000 for the six months ended June 30, 2013 and 2012, respectively.
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
(6)  Interest income from tax exempt securities is not significant to total interest income, therefore, interest yield on interest earning assets are not stated on a tax equivalent basis.  The average balance of tax exempt securities totaled $43.8 million and $20.7 million for the six months ended June 30, 2013 and 2012, respectively.

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

	Six Months Ended June 30,
	2013 versus 2012
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$(1,206)	(1,611)	(2,817)
Mortgage related securities(3)	225	(1,153)	(928)
Other earning assets(3)	(280)	178	(102)
Total interest-earning assets	(1,261)	(2,586)	(3,847)

Interest expense:
Demand accounts	5	(11)	(6)
Money market and savings accounts	9	(99)	(90)
Time deposits	(863)	(2,088)	(2,951)
Total interest-bearing deposits	(849)	(2,198)	(3,047)
Borrowings	353	(165)	188
Total interest-bearing liabilities	(496)	(2,363)	(2,859)
Net change in net interest income	$(765)	(223)	(988)
______________
(1)     Interest income includes net deferred loan fee amortization income of $339,000 and $296,000 for the six months ended June 30, 2013 and 2012, respectively.
(2)     Non-accrual loans have been included in average loans receivable balance.
(3)     Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.

Total Interest Income - Total interest income decreased $3.8 million, or 10.7%, to $32.1 million during the six months ended June 30, 2013 from $35.9 million during the six months ended June 30, 2012.

Interest income on loans decreased $2.8 million, or 8.6%, to $30.1 million during the six months ended June 30, 2013 from $32.9 million during the six months ended June 30, 2012.  The decrease in interest income was primarily due to a 24 basis point decrease in the average yield on loans to 4.89% for the six months ended June 30, 2013 from 5.13% for the six months ended June 30, 2012.  The decrease in interest income on loans also reflects a $45.2 million, or 3.5%, decrease in the average balance of loans outstanding to $1.24 billion during the six months ended June 30, 2013 from $1.28 billion during the six months ended June 30, 2012.

Interest income from mortgage-related securities decreased $928,000, or 52.0%, to $856,000 during the six months ended June 30, 2013 from $1.8 million during the six months ended June 30, 2012.  The decrease in interest income was due to a 169 basis point decrease in the average yield on mortgage-related securities to 1.24% for the six months ended June 30, 2013 from 2.93% for the six months ended June 30, 2012.  The decrease in average yield was partially offset by a $17.4 million, or 14.3%, increase in the average balance of mortgage-related securities to $139.3 million for the six months ended June 30, 2013 from $121.9 million during the six months ended June 30, 2012. The decrease in average yield resulted from a general turnover of the investment security portfolio in which cash flows from higher yielding securities were reinvested in lower yielding securities due to the low interest rate environment.

Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) decreased $102,000, or 8.1%, to $1.2 million for the six months ended June 30, 2013 compared to $1.3 million for the six months ended June 30, 2012.  Interest income decreased due to a decrease of $39.8 million, or 20.2%, in the average balance of other earning assets to $156.9 million during the six months ended June 30, 2013 from $196.7 million during the six months ended June 30, 2012.  The average balance of higher yielding, tax-exempt municipal securities increased to $43.8 million for the six months ended June 30, 2013 from $20.7 million for the six months ended June 30, 2012, accounting for the increase in the average yield for the period.  The decrease in interest income from other earning assets due to a decrease in average balance was partially offset by a 20 basis point increase in the average yield on other earning assets to 1.48% for the six months ended June 30, 2013 from 1.28% for the six months ended June 30, 2012.

Total Interest Expense - Total interest expense decreased by $2.9 million, or 19.2%, to $12.0. million during the six months ended June 30, 2013 from $14.9 million during the six months ended June 30, 2012.  This decrease was the result of both a decrease in the average cost of funds as well as a decrease in the average balance of interest-bearing deposits and borrowings.  The average cost of funds decreased 25 basis points to 1.78% for the six months ended June 30, 2013 from 2.03% for the six months ended June 30, 2012.  Total average interest bearing deposits and borrowings outstanding decreased $105.2 million, or 7.2%, to $1.36 billion for the six months ended June 30, 2013 compared to an average balance of $1.47 billion for the six months ended June 30, 2012.

Interest expense on deposits decreased $3.0 million, or 52.0%, to $2.8 million during the six months ended June 30, 2013 from $5.9 million during the six months ended June 30, 2012.  The decrease in interest expense on deposits was primarily due to a decrease in the cost of average deposits of 52 basis points to 0.65% for the six months ended June 30, 2013 compared to 1.17% for the six months ended June 30, 2012.  The decrease in the cost of deposits reflects the current low interest rate environment due to the Federal Reserve's low short-term interest rate policy.  These rates are typically used by financial institutions in pricing deposit products.  The decrease in the cost of deposits also reflects a shift in the composition of deposits from higher cost time deposits to lower cost demand, money market and savings accounts.  The decrease in interest expense attributable to the decrease in the cost of deposits was compounded by a decrease of $125.6 million, or 12.5%, in the average balance of interest bearing deposits to $879.4 million during the six months ended June 30, 2013 from $1.0 billion during the six months ended June 30, 2012.  The decrease in average interest-bearing deposits was exclusively the result of a decrease in time deposits, which carry a higher cost than demand, money market or savings accounts.  The decrease in time deposits was consistent with the Bank's liquidity needs and funding obligations.

Interest expense on borrowings increased $188,000, or 2.1%, to $9.2 million during the six months ended June 30, 2013 from $9.0 million during the six months ended June 30, 2012.  The increase primarily resulted from a $20.4 million, or 4.4%, increase in average borrowings outstanding to $485.2 million during the six months ended June 30, 2013 from $464.9 million during the six months ended June 30, 2012.  The increased use of borrowings as a funding source during the six months ended June 30, 2013 reflects an increased use of short-term repurchase agreements within our mortgage banking segment to fund loan originations to be sold in the secondary market.  The increase in average balance was partially offset by a 7 basis point decrease in the average cost of borrowings to 3.82% during the six months ended June 30, 2013 compared to 3.89% during the six months ended June 30, 2012.

Net Interest Income - Net interest income decreased by $988,000, or 4.7%, to $20.1 million during the six months ended June 30, 2013 as compared to $21.1 million during the six months ended June 30, 2012.  The decrease in net interest income resulted primarily from a $67.7 million, or 4.2%, decrease in the average balance of interest earning assets to $1.54 billion during the six months ended June 30, 2013 from $1.60 billion during the six months ended June 30, 2012, together with a $105.2 million, or 7.2%, decrease in the average balance of interest-bearing liabilities to $1.36 billion from $1.47 billion.  The 28 basis point decrease in the average yield on interest earning assets was largely offset by a 25 basis point decrease in the average cost of interest-bearing liabilites.

Provision for Loan Losses – Our provision for loan losses decreased $2.1 million, or 42.0%, to $3.0 million during the six months ended June 30, 2013, from $5.1 million during the six months ended June 30, 2012.  The decrease in the provision for loan losses resulted from a decrease in loans exhibiting risk characteristics that require estimated loan loss provisions in excess of our historical average experience rates.  While the provision for loan losses has decreased from the prior year, it remains at historically elevated levels.  These levels remain elevated due to continued general economic stress resulting in reduced levels of income earned by many of our borrowers combined with loan collateral values, primarily real estate, that remain at levels below those estimated at the time the loans were originally made.  These factors result in higher levels of actual loss experience which, when applied to the portfolio in general, require higher loan loss provisions.  See the "Asset Quality" section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $11.5 million, or 30.0%, to $49.7 million during the six months ended June 30, 2013 from $38.3 million during the six months ended June 30, 2012.  The increase resulted primarily from an increase in mortgage banking income.

Mortgage banking income increased $10.7 million, or 29.2%, to $47.4 million for the six months ended June 30, 2013, compared to $36.7 million during the six months ended June 30, 2012.  The $10.7 million increase in mortgage banking income was the result of an increase in origination and sales volumes, partially offset by a decrease in average sales margins.  The decrease in average sales margin reflects an increase in pricing and fees on all products in all geographic markets.

Loan origination volumes increased significantly compared to the prior year which reflects the continued strong demand for fixed-rate loans due in large part to historically low interest rates on these products.  Loans originated for sale in the secondary market totaled $978.3 million during the six months ended June 30, 2013, which represents a $211.2 million, or 27.5%, increase in originations from the six months ended June 30, 2012, which totaled $767.1 million.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  During the six months ended June 30, 2013, the growth in loan origination volume resulted in a shift towards conventional loans and loans made for the purpose of a refinancing.  Loans originated for the purchase of a residential property comprised 57.9% of total originations during the six months ended June 30, 2013, compared to 60.2% during the six months ended June 30, 2012.  The mix of loan type also changed slightly with conventional loans and governmental loans comprising 68.0% and 32.0% of all loan originations, respectively, during the six months ended June 30, 2013.  During the six months ended June 30, 2012 conventional loans and governmental loans comprised 64.6% and 35.4% of all loan originations, respectively.

Noninterest Expense - Total noninterest expense increased $5.6 million, or 12.2%, to $51.3 million during the six months ended June 30, 2013 from $45.8 million during the six months June 30, 2012.  The increase was primarily attributable to increased compensation, partially offset by a decrease in real estate owned expense.

Compensation, payroll taxes and other employee benefit expense increased $10.8 million, or 42.23%, to $36.4 million during the six months ended June 30, 2013 compared to $25.6 million during the six months ended June 30, 2012.  Due primarily to an increase in loan origination activity, total compensation, payroll taxes and other benefits at our mortgage banking subsidiary increased $9.9 million, or 50.2%, to $29.7 million for the six months ended June 30, 2013 compared to $19.8 million during the six months ended June 30, 2012.  The increase in compensation at our mortgage banking subsidiary correlates to the increase in mortgage banking transaction volume due to the commission-based compensation structure in place for our mortgage banking loan officers.  The increase in compensation also reflects an increase in staffing levels necessary to support the increase in loan origination volumes.

Real estate owned expense decreased $4.1 million, or 96.4%, to $153,000 during the six months ended June 30, 2013 from $4.3 million during the six months ended June 30, 2012.  Real estate owned expense includes the operating costs related to the properties, net of rental income.  In addition, it includes net gain or loss recognized upon the sale of a foreclosed property, as well as write-downs recognized to maintain the properties at the lower of cost or estimated fair value.  The decrease in real estate owned expense results from a decrease in net property management expense and a decrease in net losses recognized upon the sale or write-downs of properties.  During the six months ended June 30, 2013, net operating expense, which primarily relates to property taxes, maintenance and management fees, net of rental income, decreased $648,000, or 40.4%, to $955,000 from $1.6 million during the six months ended June 30, 2012.  The decrease in net operating expense compared to the prior period resulted from both an improvement in the operating results of income producing properties as well as a decrease in the number and average balance of properties owned.  The average balance of real estate owned totaled $32.4 million for the six months ended June 30, 2013 compared to $54.9 million for the six months ended June 30, 2012.  Sales and write-downs of real estate owned resulted in a net gain of $802,000 during the six months ended June 30, 2013.  During the six months ended June 30, 2012, sales and write downs of real estate owned resulted in a net loss of $2.7 million.

Income Taxes – Income tax expense increased from $71,000 during the six months ended June 30, 2012 to $6.0 million for the six months ended June 30, 2013. This increase was partially due to the increase in our income before income taxes, which increased from $8.5 million during the six months ended June 30, 2012 to $15.5 million during the six months ended June 30, 2013.  During the third quarter of 2008, we established a valuation allowance against our net deferred tax assets. That valuation allowance effectively resulted in no income tax expense being recognized during the six months ended June 30, 2012 other than state income taxes for states in which separate company returns are filed.  During the fourth quarter of 2012, we released the valuation allowance against our net deferred tax assets. Therefore, income tax expense is recognized during the six months ended June 30, 2013 at an effective rate of 38.5% of pretax book income.

As of June 30, 2013, net deferred tax assets totaled $15.3 million, which, in the judgment of management, will more-likely-than-not be fully realized. The largest components of the deferred tax assets are associated with the allowance for loan losses and basis adjustments on real estate owned. We are largely relying on earnings generated in the current year and forecasted earnings in future years in making the determination that we will more-likely-than-not realize our deferred tax assets.

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Total Assets - Total assets decreased by $28.2 million, or 1.7%, to $1.63 billion at June 30, 2013 from $1.66 billion at December 31, 2012.  The decrease in total assets reflects decreases in loans receivable of $26.8 million and real estate owned of $6.0 million.  Cash and cash equivalents in addition to funds received from the repayment of loans held in portfolio and from escrow deposits were combined with cash and used to reduce deposits by $46.5 million and increase available for sale securities by $11.2 million during the six months ended June 30, 2013.

Cash and Cash Equivalents – Cash and cash equivalents decreased $17.1 million, or 23.9%, to $54.4 million at June 30, 2013, compared to $71.5 million at December 31, 2012.  Despite the decrease, the overall level of cash and cash equivalents continues to reflect the Company's plan to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on securities and other investments.

Securities Available for Sale – Securities available for sale increased by $11.2 million, or 5.5%, to $216.3 million at June 30, 2013 from $205.0 million at December 31, 2012.  This increase reflects a $22.2 million increase in municipal securities and a $6.3 million increase in government sponsored enterprise bonds, partially offset by a $10.8 million decrease in mortgage-backed securities and a $6.8 million decrease in government sponsored enterprise issue collateralized mortgage obligations.  During the six months ended June 30, 2013, the proceeds from principal repayments on mortgage-related securities were reinvested in municipal securities deemed to provide a better risk-adjusted return.  As of June 30, 2013, the Company holds two municipal securities with a total fair value of $189,000 and amortized cost of $215,000 that were determined to be other than temporarily impaired.  During the year ended December 31, 2012, $100,000 was recognized as additional other than temporary impairment with respect to these municipal securities which was charged against earnings.  There was no additional other than temporary impairment recorded during the six months ended June 30, 2013.

Loans Held for Sale - Loans held for sale decreased $1.6 million, or 1.2%, to $132.0 million at June 30, 2013 from $133.6 million at December 31, 2012.  During the six months ended June 30, 2013, $978.3 million in residential loans were originated for sale.  During the same period, sales of loans held for sale totaled $979.9 million.

Loans Receivable - Loans receivable held for investment decreased $26.8 million, or 2.4%, to $1.11 billion at June 30, 2013 from $1.13 billion at December 31, 2012.  The decrease in total loans receivable was primarily attributable to a $35.1 million decrease in one- to four-family loans, partially offset by a $5.5 million increase in commercial real estate loans and a $4.4 million increase in over four-family real estate loans.  The decrease in one- to four-family loans reflects a decline in loan demand for variable-rate real estate mortgage loans as borrowers continue to prefer long-term fixed-rate products that the Company does not generally retain in its portfolio.  As a result of the low interest rate environment with respect to long-term fixed-rate real estate mortgage products, the Company continued to experience a shift in the composition of loan originations during 2013 and 2012 from one- to four-family residential variable-rate loans to residential real estate loans collateralized by over four-family properties and commercial real estate, as these categories of borrowers displayed relatively stable levels of demand for our existing products.  During the six months ended June 30, 2013, $8.4 million in loans were transferred to real estate owned and $6.2 million were charged-off, net of recoveries.

The following table shows loan origination, loan purchases, principal repayment activity, transfers to real estate owned, charge-offs and sales during the periods indicated.

	As of or for the		As of or for the
	Six Months Ended June 30,		Year Ended
	2013	2012	December 31, 2012
	(In Thousands)
Total gross loans receivable and held for sale at beginning of period	$1,267,285	$1,304,947	1,304,947
Real estate loans originated for investment:
Residential
One- to four-family	9,187	10,352	17,088
Over four-family	37,190	22,930	51,816
Home equity	2,882	1,915	3,112
Construction and land	2,372	238	2,695
Commercial real estate	9,637	10,900	14,572
Total real estate loans originated for investment	61,268	46,335	89,283
Consumer loans originated for investment	-	35	35
Commerical business loans originated for investment	2,401	3,013	9,857
Total loans originated for investment	63,669	49,383	99,175

Real estate loans purchased for investment:
One- to four-family	-	-	12,148
Home equity	-	-	3,338
Total real estate loans purchased for investment	-	-	15,486

Principal repayments	(75,861)	(82,992)	(165,683)
Transfers to real estate owned	(8,404)	(11,002)	(22,282)
Loan principal charged-off, net of recoveries	(6,161)	(4,872)	(9,687)
Net activity in loans held for investment	(26,757)	(49,483)	(82,991)

Loans originated for sale	978,327	767,092	1,749,426
Loans sold	(979,895)	(732,886)	(1,704,097)
Net activity in loans held for sale	(1,568)	34,206	45,329
Total gross loans receivable and held for sale at end of period	$1,238,960	$1,289,670	1,267,285

Allowance for Loan Losses - The allowance for loan losses decreased $3.3 million, or 10.6%, to $27.8 million at June 30, 2013 from $31.0 million at December 31, 2012.  The $3.3 million decrease in the allowance for loan losses during the six months ended June 30, 2013 reflects a stabilization in both the quality of the loan portfolio as well as the overall local real estate market.  We have experienced a stabilization or improvement in a number of key loan quality metrics compared to December 31, 2012, including impaired loans, substandard loans, loans contractually past due and non-accrual loans.  In addition, the decrease in the allowance for loan losses reflects a decrease in the balance of loans outstanding.   As of June 30, 2013, the allowance for loan losses to total loans receivable was 2.51% and was equal to 52.14% of non-performing loans, compared to 2.74% and 41.58%, respectively, at December 31, 2012.  The overall $3.3 million decrease in the allowance for loan losses during the six months ended June 30, 2013 was primarily the result of a $3.0 million decrease in the allowance for loan losses related to the one- to four-family category.  The decrease related to this category resulted from the charge-off of specific reserves, a stabilization or improvement of key loan quality metrics, as well as a decrease in the overall balance of loans outstanding.  While the local real estate market has stabilized during the current fiscal year, the risk of loss on loans secured by residential real estate remains at an elevated level.  That portion of the allowance for loan losses attributable to mortgage loans secured by residential real estate comprised 84.7% of the total allowance for loan losses at June 30, 2013 and 89.1% at December 31, 2012.

Real Estate Owned – Total real estate owned decreased $6.0 million, or 16.7%, to $30.0 million at June 30, 2013 from $36.0 million at December 31, 2012.  During the six months ended June 30, 2013, $8.4 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write downs totaling $950,000 during the six months ended June 30, 2013.  During the same period, sales of real estate owned totaled $13.5 million.

Prepaid Expenses and Other Assets – Prepaid expenses and other assets increased by $7.3 million or 26.8%, to $34.5 million at June 30, 2013 from $27.2 million at December 31, 2012.  The increase is primarily due to an increase in mortgage banking derivative assets, as well as an increase in the mortgage servicing rights intangible asset that relates to an increase in loans sold on a servicing retained basis.  The increase in prepaid expenses and other assets was partially offset by a decrease in net deferred tax assets.

Deposits – Total deposits decreased $46.5 million, or 5.0%, to $893.0 million at June 30, 2013 from $939.5 million at December 31, 2012.  The reduction in deposits reflects management's decision to accept a certain level of deposit run-off during a period of diminished loan demand.  Total time deposits decreased $55.0 million, or 7.5%, to $681.9 million at June 30, 2013 from $736.9 million at December 31, 2012.  The decrease in time deposits was partially offset by an increase in money market and savings deposits and demand deposits.  Total money market and savings deposits increased $1.2 million, or 1.0%, to $119.6 million at June 30, 2013 from $118.5 million at December 31, 2012.  Total demand deposits increased $7.4 million, or 8.8%, to $91.5 million at June 30, 2013 from $84.1 million at December 31, 2012.

Borrowings – Total borrowings increased $10.2 million, or 2.1%, to $490.0 million at June 30, 2013 from $479.9 million at December 31, 2012.  The increase in borrowings relates to a increase in the use of short-term repurchase agreements to finance loans held for sale.  The balance of these lines of credit increased by $10.2 to $56.0 million at June 30, 2013, from $45.9 million at December 31, 2012.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $13.9 million to $15.6 million at June 30, 2013 from $1.7 million at December 31, 2012.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $12.4 million, or 33.3%, to $24.9 million at June 30, 2013 from $37.4 million at December 31, 2012.  The decrease resulted primarily from a seasonal decrease in outstanding escrow checks.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  These amounts remain classified as other liabilities until settled.  The decrease related to escrow checks was partially offset by an increase in amounts due to third parties related to the origination of loans held for sale.

Shareholders' Equity – Shareholders' equity increased by $6.7 million, or 3.3%, to $209.3 million at June 30, 2013 from $202.6 million at December 31, 2012.  The increase in shareholders' equity was primarily due to a $9.6 million increase in retained earnings reflecting net income for the six months ended June 30, 2013.  In addition to the increase in retained earnings, shareholders' equity was positively impacted by a $427,000 decrease in unearned ESOP shares.  Partially offsetting the increases was a $3.2 million decrease in accumulated other comprehensive income.

ASSET QUALITY

NONPERFORMING ASSETS

	At June 30,	At December 31,
	2013	2012
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$36,664	46,467
Over four-family	9,259	23,205
Home equity	1,328	1,578
Construction and land	5,199	2,215
Commercial real estate	272	668
Consumer	20	24
Commercial	511	511
Total non-accrual loans	53,253	74,668

Real estate owned
One- to four-family	15,458	17,353
Over four-family	7,514	9,890
Construction and land	5,200	7,029
Commercial real estate	1,811	1,702
Total real estate owned	29,983	35,974
Total nonperforming assets	$83,236	110,642

Total non-accrual loans to total loans, net	4.81%	6.59%
Total non-accrual loans and performing troubled debt restructurings to total loans receivable restructurings to total loans receivable	7.18%	8.00%
Total non-accrual loans to total assets	3.26%	4.50%
Total nonperforming assets to total assets	5.10%	6.66%

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

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Six Months Ended June 30,
	2013	2012
	(In Thousands)

Balance at beginning of period	$74,668	78,218
Additions	17,608	31,340
Transfers to real estate owned	(8,404)	(11,002)
Charge-offs	(6,766)	(3,443)
Returned to accrual status	(20,000)	(8,043)
Principal paydowns and other	(3,853)	(2,318)
Balance at end of period	$53,253	84,752

Total non-accrual loans decreased by $21.4 million, or 28.7%, to $53.3 million as of June 30, 2013 compared to $74.7 million as of December 31, 2012.  The ratio of non-accrual loans to total loans receivable was 4.81% at June 30, 2013 compared to 6.59% at December 31, 2012.  During the six months ended June 30, 2013, $20.0 million in loans were returned to accrual status, $8.4 million  were transferred to real estate owned (net of charge-offs), $6.8 million in loan principal was charged off and $3.9 million in principal payments were received.  Offsetting this activity, $17.6 million in loans were placed on non-accrual status during the six months ended June 30, 2013.

Of the $53.3 million in total non-accrual loans as of June 30, 2013, $37.9 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $7.5 million in partial charge-offs have been recorded with respect to these loans as of June 30, 2013.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $4.1 million have been recorded as of June 30, 2013.  The remaining $15.4 million of non-accrual loans were reviewed on an aggregate basis and $4.0 million in general valuation allowance was deemed necessary related to those loans as of June 30, 2013.   The $4.0 million in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

There were no accruing loans past due 90 days or more during the six months ended June 30, 2013 or 2012.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes troubled debt restructurings:

	At June 30,	At December 31,
	2013	2012
	(Dollars in Thousands)
Troubled debt restructurings
Substandard	$24,853	48,449
Watch	22,247	11,172
Total troubled debt restructurings	$47,100	59,621

All troubled debt restructurings are considered to be impaired and are risk rated as either substandard or watch and are included in the internal risk rating tables disclosed in the notes to the financial statements.  Specific reserves have been established to the extent that collateral-based impairment analyses indicate that a collateral shortfall exists.

Information with respect to the accrual status of our troubled debt restructurings is provided in the following table.

	As of June 30, 2013
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$8,420	12,842	21,262
Over four-family	16,340	5,962	22,302
Home equity	-	1,007	1,007
Construction and land	1,408	840	2,248
Commercial real estate	-	272	272
Commercial	9	-	9
	$26,177	20,923	47,100

	As of December 31, 2012
	Accruing	Non-accruing	Total

One- to four-family	$9,921	21,847	31,768
Over four-family	3,917	20,030	23,947
Home equity	-	986	986
Construction and land	2,173	79	2,252
Commercial real estate	-	668	668
	$16,011	43,610	59,621

The following table sets forth activity in our troubled debt restructurings for the periods indicated.

	At or for the Six Months Ended June 30, 2013
	Accrual	Non-accrual
	(In Thousands)

Balance at beginning of period	$16,011	43,609
Additions	98	620
Change in accrual status	16,146	(16,146)
Charge-offs	(63)	(1,970)
Returned to contractual/market terms	(5,721)	(2,845)
Transferred to real estate owned	-	(1,625)
Principal paydowns and other	(294)	(720)
Balance at end of period	$26,177	20,923

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At June 30,	At December 31,
	2013	2012
	(Dollars in Thousands)

Loans past due less than 90 days	$27,049	23,092
Loans past due 90 days or more	33,557	51,358
Total loans past due	$60,606	74,450

Total loans past due to total loans receivable	5.48%	6.57%

Past due loans decreased by $13.8 million, or 18.6%, to $60.6 million at June 30, 2013 from $74.5 million at December 31, 2012.  Loans past due 90 days or more decreased by $17.8 million, or 34.7%, during the six months ended June 30, 2013 while loans past due less than 90 days increased by $4.0 million, or 17.1%.  The $17.8 million decrease in loans past due 90 days or more was primarily due to an $11.0 million lending relationship that was brought current under the terms of a troubled debt restructuring during the three months ended June 30, 2013.  The $4.0 million increase in loans past due less than 90 days or more was primarily attributable to a $7.4 million increase in loans collateralized by construction and land loans, partially offset by a $2.6 million decrease in loans collateralized by one- to four-family residential real estate.

REAL ESTATE OWNED

Total real estate owned decreased by $6.0 million, or 16.7%, to $30.0 million at June 30, 2013, compared to $36.0 million at December 31, 2012.  During the six months ended June 30, 2013, $8.4 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write-downs totaling $950,000 during the six months ended June 30, 2013.  During the same period, sales of real estate owned totaled $15.2 million, resulting in a net gain of $1.8 million.  New appraisals received on real estate owned and collateral dependent impaired loans are based upon an "as is value" assumption.  During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

ALLOWANCE FOR LOAN LOSSES

	At or for the Six Months
	Ended June 30,
	2013	2012
	(Dollars in Thousands)

Balance at beginning of period	$31,043	32,430
Provision for loan losses	2,960	5,100
Charge-offs:
Mortgage
One- to four-family	5,686	4,133
Over four-family	732	612
Home Equity	524	158
Commercial real estate	95	43
Construction and land	134	192
Consumer	-	-
Commercial	-	59
Total charge-offs	7,171	5,197
Recoveries:
Mortgage
One- to four-family	608	252
Over four-family	201	11
Home Equity	70	22
Construction and land	51	15
Consumer	2	-
Commercial	3	25
Total recoveries	935	325
Net charge-offs	6,236	4,872
Allowance at end of period	$27,767	$32,658

Ratios:
Allowance for loan losses to non-accrual loans at end of period	52.14%	38.53%
Allowance for loan losses to loans receivable at end of period	2.51%	2.80%
Net charge-offs to average loans outstanding (annualized)	1.01%	0.76%
Current year provision for loan losses to net charge-offs	47.47%	104.68%
Net charge-offs (annualized) to beginning of the year allowance	40.51%	15.02%

_______________

At June 30, 2013, the allowance for loan losses was $27.8 million, compared to $31.0 million at December 31, 2012.  As of June 30, 2013, the allowance for loan losses represented 2.51% of total loans receivable and was equal to 52.14% of non-performing loans, compared to 2.74% and 41.58%, respectively, at December 31, 2012.  The $3.3 million decrease in the allowance for loan losses during the six months ended June 30, 2013 reflects a stabilization in both the quality of the loan portfolio as well as the overall local real estate market.  The Company has experienced a stabilization or improvement in a number of key loan-related loan quality metrics compared to June 30, 2012, including impaired loans, substandard loans, loans contractually past due and non-accrual loans.  In addition, the decrease in the allowance for loan losses reflects a decrease in the overall balance of loans outstanding.

Net charge-offs totaled $6.2 million, or an annualized 1.01% of average loans for the six months ended June 30, 2013, compared to $4.9 million, or an annualized 0.76% of average loans for the six months ended June 30, 2012.  Of the $6.2 million in net charge-offs during the six months ended June 30, 2013, substantially all of the activity related to loans secured by one- to four-family residential loans.  Weakness in the residential real estate market continues and the risk of loss on loans secured by residential real estate remains at an elevated level.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 3.87% and 5.10% for the six months ended June 30, 2013 and 2012, respectively.  The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets.  We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans.  We also adjust liquidity as appropriate to meet asset and liability management objectives.  The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the senior management as supported by the Asset/Liability Committee.  Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.
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
A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At June 30, 2013 and 2012, respectively, $54.4 million and $64.9 million of our assets were invested in cash and cash equivalents.  At June 30, 2013 cash and cash equivalents are comprised of the following: $40.3 million in cash held at the Federal Reserve Bank and other depository institutions and $14.1 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts and advances from the FHLBC.

During the six months ended June 30, 2013, the collection of principal payments on loans, net of loan originations, provided cash flows of $12.1 million, compared to $33.6 million for the six months ended June 30, 2012.  The decrease in loans receivable is reflective of the general decline in loan demand for variable-rate residential real estate mortgage loans combined with the Company's tightened underwriting standards given the current economic environment.  The decrease in total loans receivable was primarily attributable to a $35.1 million decrease in one- to four-family loans, partially offset by a $5.5 million increase in commercial real estate loans and a $4.4 million increase in over four-family real estate loans.  The decrease in one- to four-family loans reflects a decline in loan demand for variable-rate real estate mortgage loans as borrowers continue to prefer long-term fixed-rate products that the Company does not generally retain in its portfolio.
Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.  Deposits decreased by $46.5 million for the six months ended June 30, 2013 compared to a $65.1 million decrease during the six months ended June 30, 2012.  The 2013 decrease in deposits was driven by a $55.0 million decrease in time deposits, partially offset by a $1.2 million decrease in money market and savings deposits and a $7.4 million increase in demand deposits.
Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC which provide an additional source of funds.  At June 30, 2013, we had $350.0 million in advances from the FHLBC with contractual maturity dates in 2016, 2017 or 2018.  All advances are callable quarterly until maturity.  As an additional source of funds, we also enter into repurchase agreements.  At June 30, 2013, we had $84.0 million in repurchase agreements.  The repurchase agreements mature at various times in 2017, however, all are callable quarterly until maturity.
At June 30, 2013, we had outstanding commitments to originate loans receivable of $22.5 million.  In addition, at June 30, 2013 we had unfunded commitments under construction loans of $4.9 million, unfunded commitments under business lines of credit of $10.3 million and unfunded commitments under home equity lines of credit and standby letters of credit of $17.5 million.  At June 30, 2013 certificates of deposit scheduled to mature in one year or less totaled $463.3 million.  Based on prior experience, management believes that, subject to the Bank's funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets.  However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed.  Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.

Capital

Waterstone Financial, Inc. is the mid-tier stock holding company subsidiary of Lamplighter Financial, MHC, formed as part of the reorganization of WaterStone Bank into mutual holding company form.  WaterStone Bank was converted from a mutual to a stock savings bank as part of our reorganization.  At June 30, 2013, 74% of Waterstone Financial, Inc. outstanding shares were held by Lamplighter Financial, HMC and 26% were held by public shareholders.

Shareholders' equity increased by $6.7 million, or 3.3%, to $209.3 million at June 30, 2013 from $202.6 million at December 31, 2012.  The increase in shareholders' equity was primarily due to a $9.6 million increase in retained earnings reflecting net income for the six months ended June 30, 2013.  In addition to the increase in retained earnings, shareholders' equity was positively impacted by a $428,000 decrease in unearned ESOP shares.  Partially offsetting the increases was a $3.2 million decrease in accumulated other comprehensive income.

Basel III

On July 2, 2013, the Board of Governors of the Federal Reserve Board (Reserve Board) approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the Reserve Board. The FDIC's rule is identical in substance to the final rules issued by the Reserve Board.

The phase-in period for the final rules will begin for the Company and WaterStone Bank on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. While management is currently evaluating the provisions of the final rules and their expected impact to the Company and WaterStone Bank, we anticipate that the capital ratios for the Company and WaterStone Bank under Basel III will continue to exceed the well capitalized minimum capital requirements.

Also see "Notes to Consolidated Financial Statements - Regulatory Capital."

Contractual Obligations, Commitments and Contingent Liabilities
The following tables present information indicating various contractual obligations and commitments of the Company as of June 30, 2013 and the respective maturity dates.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (4)	$91,496	91,496	-	-	-
Money market and savings deposits (4)	119,620	119,620	-	-	-
Time deposit (4)	681,891	463,336	180,903	37,639	13
Short-term borrowings (4)	56,046	56,046	-	-	-
Federal Home Loan Bank advances (1)	350,000	-	70,000	280,000	-
Repurchase agreements (2)(4)	84,000	-	-	84,000	-
Operating leases (3)	3,321	1,621	1,346	354	-
Salary continuation agreements	680	170	340	170	-
	$1,387,054	732,289	252,589	402,163	13
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
(4)  Excludes interest.

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of June 30, 2013.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$22,466	$22,466	-	-	-
Unused portion of home equity lines of credit (2)	16,405	16,405	-	-	-
Unused portion of construction loans (3)	4,879	4,879	-	-	-
Unused portion of business lines of credit	10,308	10,308	-	-	-
Standby letters of credit	1,119	1,119	-	-	-
Total Other Commitments	$55,177	55,177	-	-	-
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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates.  We have implemented the following strategies to manage our interest rate risk: (i) emphasizing variable rate loans including variable rate one- to four-family, and commercial real estate loans as well as six to five year commercial real estate balloon loans; (ii) reducing and shortening the expected average life of the investment portfolio; and (iii) whenever possible, lengthening the term structure of our deposit base and our borrowings from the FHLBC.  These measures should reduce the volatility of our net interest income in different interest rate environments.
Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at June 30, 2013 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our fixed-rate mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our fixed-rate assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a negative impact on net interest income and earnings.  This effect is offset by the impact that variable-rate assets have on net interest income as interest rates rise and fall.

Percentage Increase (Decrease) in Estimated Annual Net Interest Income Over 12 Months
300 basis point gradual rise in rates	3.16
200 basis point gradual rise in rates	2.26
100 basis point gradual rise in rates	1.47
Unchanged rate scenario	0.43
100 basis point gradual decline in rates (1)	(1.02)

____________
(1) Given the current low point in the interest rate cycle, down scenarios in excess of 100 basis points are not meaningful.
WaterStone Bank's Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 25% for various levels of interest rate changes measured over a 12-month period when compared to the flat rate scenario.  In addition, projected changes in the economic value of equity are limited to a maximum decline of 35% for interest rate movements of up to 300 basis points when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  At June 30, 2013, a 100 basis point gradual increase in interest rates had the effect of increasing forecast net interest income by 1.47% while a 100 basis point decrease in rates had the effect of decreasing net interest income by 1.02%.  At June 30, 2013, a 100 basis point gradual increase in interest rates had the effect of decreasing the economic value of equity by 7.57% while a 100 basis point decrease in rates had the effect of increasing the economic value of equity by 6.46%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At June 30, 2013, the Company believes that any liability arising from the resolution of any pending legal proceedings will not be material to its financial condition or results of operations.
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

WATERSTONE FINANCIAL, INC. (Registrant)
Date: August 9, 2013
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: August 9, 2013
/s/ Richard C. Larson
Richard C. Larson
Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended June 30, 2013

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