Form 10-Q
period 2013-09-30
WATERSTONE FINANCIAL INC
filed 2013-11-08
CIK 1329517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Yes      ☐            No      ☒

The number of shares outstanding of the issuer's common stock, $0.01 par value per share, was 31,349,317 at October 31, 2013.

WATERSTONE FINANCIAL, INC.

10-Q INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30, 2013	December 31, 2012
Assets	(In Thousands, except share data)
Cash	$66,924	37,129
Federal funds sold	10,737	28,576
Interest-earning deposits in other financial institutions and other short term investments	246	5,764
Cash and cash equivalents	77,907	71,469
Securities available for sale (at fair value)	211,629	205,017
Loans held for sale (at fair value)	97,184	133,613
Loans receivable	1,092,176	1,133,672
Less: Allowance for loan losses	24,708	31,043
Loans receivable, net	1,067,468	1,102,629

Office properties and equipment, net	28,484	26,935
Federal Home Loan Bank stock (at cost)	20,193	20,193
Cash surrender value of life insurance	39,231	38,061
Real estate owned	23,147	35,974
Prepaid expenses and other assets	32,575	27,185
Total assets	$1,597,818	1,661,076

Liabilities and Shareholders' Equity
Liabilities:
Demand deposits	$91,496	84,140
Money market and savings deposits	124,253	118,453
Time deposits	656,536	736,920
Total deposits	872,285	939,513

Short-term borrowings	37,243	45,888
Long-term borrowings	434,000	434,000
Advance payments by borrowers for taxes	21,934	1,672
Other liabilities	19,523	37,369
Total liabilities	1,384,985	1,458,442

Shareholders' equity:
Preferred stock (par value $.01 per share)
Authorized - 20,000,000 shares, no shares issued	-	-
Common stock (par value $.01 per share)
Authorized - 200,000,000 shares in 2013 and 2012
Issued - 34,073,670 in 2013 and 34,072,909 in 2012
Outstanding - 31,349,317 in 2013 and 31,348,556 in 2012	341	341
Additional paid-in capital	110,456	110,490
Retained earnings	149,258	136,487
Unearned ESOP shares	(1,067)	(1,708)
Accumulated other comprehensive (loss) income, net of taxes	(894)	2,285
Treasury shares (2,724,353 shares), at cost	(45,261)	(45,261)
Total shareholders' equity	212,833	202,634
Total liabilities and shareholders' equity	$1,597,818	1,661,076

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In Thousands, except per share amounts)

Interest income:
Loans	$14,425	15,943	44,500	48,834
Mortgage-related securities	455	826	1,311	2,611
Debt securities, federal funds sold and short-term investments	653	505	1,806	1,760
Total interest income	15,533	17,274	47,617	53,205
Interest expense:
Deposits	1,237	1,938	4,055	7,804
Borrowings	4,718	4,701	13,917	13,711
Total interest expense	5,955	6,639	17,972	21,515
Net interest income	9,578	10,635	29,645	31,690
Provision for loan losses	1,000	2,000	3,960	7,100
Net interest income after provision for loan losses	8,578	8,635	25,685	24,590
Noninterest income:
Service charges on loans and deposits	316	395	1,029	1,026
Increase in cash surrender value of life insurance	528	518	929	927
Total other-than-temporary investment losses	-	(1,246)	-	(1,351)
Portion of loss recognized in other comprehensive income (before income taxes)	-	1,138	-	1,138
Net impairment losses recognized in earnings	-	(108)	-	(213)
Mortgage banking income	18,173	26,668	65,616	63,376
(Loss) gain on sale of available for sale securities	-	-	(9)	241
Other	2,013	302	3,205	671
Total noninterest income	21,030	27,775	70,770	66,028
Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	16,575	17,823	53,001	43,425
Occupancy, office furniture, and equipment	2,218	1,820	5,995	5,229
Advertising	718	697	2,339	2,021
Data processing	516	401	1,476	1,126
Communications	398	315	1,148	918
Professional fees	626	497	1,762	1,457
Real estate owned	(163)	1,991	(9)	6,265
FDIC insurance premiums	516	916	1,569	2,730
Other	3,012	3,357	8,453	10,397
Total noninterest expenses	24,416	27,817	75,734	73,568
Income before income taxes	5,192	8,593	20,721	17,050
Income tax expense	1,973	145	7,950	216
Net income	$3,219	8,448	12,771	16,834
Income per share:
Basic	$0.10	0.27	0.41	0.54
Diluted	$0.10	0.27	0.41	0.54
Weighted average shares outstanding:
Basic	31,163	31,064	31,144	31,045
Diluted	31,414	31,161	31,375	31,125

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)
Net income	$3,219	8,448	12,771	16,834

Other comprehensive income, net of tax:
Net unrealized holding (loss) gain on available for sale securities:
Net unrealized holding (loss) gain arising during the period, net of tax benefit (expense) of ($30), $327, $2,090, ($93), respectively	38	397	(3,184)	1,319

Reclassification adjustment for net loss (gain) included in net income during the period, net of tax (benefit) expense of $0, ($43),($4), $11, respectively	-	64	5	(17)

Total other comprehensive (loss) income	38	461	(3,179)	1,302
Comprehensive income	$3,257	8,909	9,592	18,136

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

						Accumulated
			Additional		Unearned	Other		Total
	Common Stock		Paid-In	Retained	ESOP	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Income (Loss)	Shares	Equity
	(In Thousands)
Balances at December 31, 2011	31,250	$340	110,894	101,573	(2,562)	1,388	(45,261)	166,372

Comprehensive income:
Net income	-	-	-	16,834	-	-	-	16,834
Other comprehensive income	-	-	-	-	-	1,302	-	1,302
Total comprehensive income								18,136

ESOP shares committed to be released to Plan participants	-	-	(447)	-	641	-	-	194
Stock based compensation	100	-	110	-	-	-	-	110

Balances at September 30, 2012	31,350	$340	110,557	118,407	(1,921)	2,690	(45,261)	184,812

Balances at December 31, 2012	31,348	$341	110,490	136,487	(1,708)	2,285	(45,261)	202,634

Comprehensive income:
Net income	-	-	-	12,771	-	-	-	12,771
Other comprehensive loss	-	-	-	-	-	(3,179)	-	(3,179)
Total comprehensive income								9,592

ESOP shares committed to be released to Plan participants	-	-	(130)	-	641	-	-	511
Stock based compensation	1	-	96	-	-	-	-	96

Balances at September 30, 2013	31,349	$341	110,456	149,258	(1,067)	(894)	(45,261)	212,833

See Accompanying Notes to Unaudited Consolidated Financial Statements.

WATERSTONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2013	2012
	(In Thousands)

Operating activities:
Net income	$12,771	16,834
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,960	7,100
Provision for depreciation	1,936	1,515
Deferred income taxes	4,586	(3,050)
Stock based compensation	96	110
Net amortization of premium/discount on debt and mortgage related securities	1,764	1,056
Amortization of unearned ESOP shares	511	194
Amortization of mortgage servicing rights	790	194
Gain on sale of loans held for sale	(56,776)	(63,000)
Loans originated for sale	(1,419,834)	(1,245,018)
Proceeds on sales of loans originated for sale	1,513,039	1,273,144
(Increase) decrease in accrued interest receivable	(499)	469
Increase in cash surrender value of life insurance	(929)	(927)
Decrease in accrued interest on deposits and borrowings	(142)	(410)
(Decrease) increase in other liabilities	(4,590)	7,816
Decrease in accrued tax payable	(2,980)	(1,349)
Loss (gain) on sale of available for sale securities	9	(241)
Impairment of securities	-	213
Net (gain) loss related to real estate owned	(1,313)	4,282
Gain on sale of mortgage servicing rights	(1,345)	0
Other	(3,722)	(4,353)
Net cash provided by (used in) operating activities	47,332	(5,421)

Investing activities:
Net decrease in loans receivable	21,084	34,080
Purchases of:
Debt securities	(37,595)	(6,645)
Mortgage related securities	(11,182)	(92,652)
Certificates of deposit	(1,225)	(1,470)
Premises and equipment, net	(3,768)	(1,035)
Bank owned life insurance	(241)	(241)
Proceeds from:
Principal repayments on mortgage-related securities	30,505	27,289
Maturities of debt securities	4,925	61,376
Sales of debt securities	921	11,908
Calls of structured notes	-	2,648
Sales of real estate owned	23,312	28,209
Redemption of FHLB stock	-	1,342
Net cash provided by investing activities	26,736	64,809

Financing activities:
Net decrease in deposits	(67,228)	(97,675)
Net (decrease) increase in short-term borrowings	(8,645)	29,915
Net increase in advance payments by borrowers for taxes	8,243	9,980
Net cash used in financing activities	(67,630)	(57,780)
Increase in cash and cash equivalents	6,438	1,608
Cash and cash equivalents at beginning of period	71,469	80,380
Cash and cash equivalents at end of period	77,907	81,988

Supplemental information:
Cash paid or credited during the period for:
Income tax payments	6,263	4,615
Interest payments	18,114	21,926
Noncash investing activities:
Loans receivable transferred to real estate owned	10,117	19,729

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company's December 31, 2012 Annual Report on Form 10-K. Operating results for the nine and three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other period.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-10, "Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force)." This ASU permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to US Treasuries (UST) and London Interbank Offered Rate (LIBOR). The amendment also removes the restriction on using different benchmark rates for similar hedges. The amendment applies to all entities that elect to apply hedge accounting of the benchmark interest rate. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exits." This ASU provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose. In these cases, the unrecognized tax benefit should be presented as a liability. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. The Company is in the process of evaluating the impact of this standard to its existing disclosures and currently does not expect this standard to have a material impact on the Company's consolidated financial position or results of operations.

Note 2— Securities Available for Sale

The amortized cost and fair values of the Company's investment in securities available for sale follow:

	September 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$104,741	1,462	(524)	105,679
Collateralized mortgage obligations:
Government sponsored enterprise issued	20,381	285	(27)	20,639
Mortgage-related securities	125,122	1,747	(551)	126,318

Government sponsored enterprise bonds	15,911	7	(197)	15,721
Municipal securities	61,094	952	(2,728)	59,318
Other debt securities	5,000	102	-	5,102
Debt securities	82,005	1,061	(2,925)	80,141
Certificates of Deposit	5,145	37	(12)	5,170
	$212,272	2,845	(3,488)	211,629

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross Unrealized losses	Fair value
	(In Thousands)
Mortgage-backed securities	$116,813	2,349	(106)	119,056
Collateralized mortgage obligations:
Government sponsored enterprise issued	29,207	373	(1)	29,579
Mortgage-related securities	146,020	2,722	(107)	148,635

Government sponsored enterprise bonds	8,000	17	-	8,017
Municipal securities	35,493	2,043	(165)	37,371
Other debt securities	5,000	70	-	5,070
Debt securities	48,493	2,130	(165)	50,458
Certificates of Deposit	5,880	45	(1)	5,924
	$200,393	4,897	(273)	205,017

The Company's mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. At September 30, 2013, $987,000 of the Company's government sponsored enterprise bonds and $99.7 million of the Company's mortgage related securities were pledged as collateral to secure repurchase agreement obligations of the Company.

The amortized cost and fair values of investment securities by contractual maturity at September 30, 2013 are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
Debt and other securities
Due within one year	$1,865	1,873
Due after one year through five years	29,606	30,146
Due after five years through ten years	21,919	20,935
Due after ten years	33,760	32,357
Mortgage-related securities	125,122	126,318
	$212,272	211,629

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$38,709	(524)	-	-	38,709	(524)
Collateralized mortgage obligations:
Government sponsored enterprise issued	2,985	(27)	-	-	2,985	(27)
Government sponsored enterprise bonds	12,314	(197)	-	-	12,314	(197)
Municipal securities	42,269	(2,581)	337	(147)	42,606	(2,728)
Certificates of Deposit	1,213	(12)	-	-	1,213	(12)
	$97,490	(3,341)	337	(147)	97,827	(3,488)

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(In Thousands)
Mortgage-backed securities	$19,382	(106)	-	-	19,382	(106)
Collateralized mortgage obligations:
Government sponsored enterprise issued	1,419	(1)	-	-	1,419	(1)
Municipal securities	9,009	(94)	398	(71)	9,407	(165)
Certificates of Deposit	244	(1)	-	-	244	(1)
	$30,054	(202)	398	(71)	30,452	(273)

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

As of September 30, 2013, the Company identified two municipal securities that were deemed to be other-than-temporarily impaired. Both securities were issued by a tax incremental district in a municipality located in Wisconsin. During the year ended December 31, 2012, the Company received audited financial statements with respect to the municipal issuer that called into question the ability of the underlying taxing district that issued the securities to operate as a going concern. During the year ended December 31, 2012, the Company's analysis of these securities resulted in $100,000 in credit losses that were charged to earnings with respect to these two municipal securities. No additional credit loss was recognized during the nine months ended September 30, 2013. As of September 30, 2013, these securities had a combined amortized cost of $215,000 and a combined estimated fair value of $189,000. As of September 30, 2013, the Company had one municipal security which had been in an unrealized loss position for twelve months or longer. This security was determined not to be other-than-temporarily impaired as of September 30, 2013. During the year ended December 31, 2012, two private-label collateralized mortgage obligations, that had been identified as other than temporarily impaired, were sold at a combined gain of $282. At the time of sale, these securities had a combined amortized cost of $18.0 million.

The following table presents the change in other-than-temporary credit related impairment charges on securities available for sale for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive loss.

(In Thousands)
Credit-related impairments on securities as of December 31, 2011	$2,096
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	100
Increase in credit-related impairments related to securities for which an other-than-temporary impairment was previously recognized	113
Reduction for sales of securities for which other-than-temporary was previously recognized	(2,209)
Credit-related impairments on securities as of December 31, 2012	100
Credit-related impairments related to securities for which an other- than-temporary impairment was not previously recognized	-
Increase in credit-related impairments related to securities for which an other-than-temporary impairment was previously recognized	-
Credit-related impairments on securities as of September 30, 2013	$100

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

During the nine months ended, September 30, 2013, proceeds from the sale of securities totaled $921,000 and resulted in losses totaling $9,000. The $9,000 loss included in (loss) gain on sale of available for sale securities in the consolidated statements of income during the nine months ended, September 30, 2013 was reclassified from accumulated other comprehensive income. During the nine months ended, September 30, 2012, proceeds from the sale of securities totaled $11.9 million and resulted in gains totaling $241,000. The $241,000 gain included in (loss) gain on sale of available for sale securities in the consolidated statements of income during the nine months ended, September 30, 2012 was reclassified from accumulated other comprehensive income.

Note 3 - Loans Receivable

Loans receivable at September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013	December 31, 2012
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$419,084	460,821
Over four-family	517,141	514,363
Home equity	35,218	36,494
Construction and land	30,903	33,818
Commercial real estate	70,234	65,495
Consumer	133	132
Commercial loans	19,463	22,549
	$1,092,176	1,133,672

The Company provides several types of loans to its customers, including residential, construction, commercial and consumer loans. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. While credit risks are geographically concentrated in the Company's Milwaukee metropolitan area, and while 88.9% of the Company's loan portfolio involves loans that are secured by residential real estate, there are no concentrations with individual or groups of related borrowers. While the real estate collateralizing these loans is residential in nature, it ranges from owner-occupied single family homes to large apartment complexes. In addition, real estate collateralizing $61.7 million, or 5.7% of total loans, is located outside of the state of Wisconsin.

Qualifying loans receivable totaling $887.5 million and $801.6 million at September 30, 2013 and December 31, 2012, respectively, are pledged as collateral against $350.0 million in outstanding Federal Home Loan Bank of Chicago advances under a blanket security agreement.

An analysis of past due loans receivable as of September 30, 2013 and December 31, 2012 follows:

	As of September 30, 2013
	1-59 Days Past Due (1)	60-89 Days Past Due (2)	Greater Than 90 Days	Total Past Due	Current (3)	Total Loans
	(In Thousands)
Mortgage loans:
Residential real estate:
One- to four-family	$7,360	1,814	20,362	29,536	389,548	419,084
Over four-family	2,811	-	9,639	12,450	504,691	517,141
Home equity	425	221	239	885	34,333	35,218
Construction and land	90	-	4,204	4,294	26,609	30,903
Commercial real estate	817	-	389	1,206	69,028	70,234
Consumer	-	-	-	-	133	133
Commercial loans	-	-	510	510	18,953	19,463
Total	$11,503	2,035	35,343	48,881	1,043,295	1,092,176

	As of December 31, 2012
Mortgage loans:
Residential real estate:
One- to four-family	$11,745	5,402	29,259	46,406	414,415	460,821
Over four-family	3,543	1,498	18,336	23,377	490,986	514,363
Home equity	416	111	404	931	35,563	36,494
Construction and land	87	-	2,180	2,266	31,552	33,818
Commercial real estate	290	-	668	959	64,536	65,495
Consumer	-	-	-	-	132	132
Commercial loans	-	-	511	511	22,038	22,549
Total	$16,081	7,011	51,358	74,450	1,059,222	1,133,672

(1)	Includes $3.6 million and $2.4 million for September 30, 2013 and December 31, 2012, respectively, which are on non-accrual status.
(2)	Includes $0.7 million and $2.8 million for September 30, 2013 and December 31, 2012, respectively, which are on non-accrual status.
(3)	Includes $35.3 million and $18.2 million for September 30, 2013 and December 31, 2012, respectively, which are on non-accrual status.

As of September 30, 2013 and December 31, 2012, there are no loans that are 90 or more days past due and still accruing interest.

A summary of the activity for the nine months ended September 30, 2013 and 2012 in the allowance for loan losses follows:

	One- to Four- Family	Over Four-Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Nine months ended September 30, 2013
Balance at beginning of period	$17,819	7,734	2,097	1,323	1,259	30	781	31,043
Provision (credit) for loan losses	1,178	883	252	1,526	280	(3)	(156)	3,960
Charge-offs	(7,986)	(1,267)	(575)	(1,366)	(128)	-	(6)	(11,328)
Recoveries	694	205	73	51	-	5	5	1,033
Balance at end of period	$11,705	7,555	1,847	1,534	1,411	32	624	24,708

Nine months ended September 30, 2012
Balance at beginning of period	$17,475	8,252	1,998	2,922	941	28	814	32,430
Provision (credit) for loan losses	4,233	1,772	475	(219)	1,492	3	(656)	7,100
Charge-offs	(5,522)	(1,038)	(375)	(1,661)	(816)	(4)	(59)	(9,475)
Recoveries	305	55	12	250	-	-	290	912
Balance at end of period	$16,491	9,041	2,110	1,292	1,617	27	389	30,967

A summary of the allowance for loan loss for loans evaluated individually and collectively for impairment by collateral class as of September 30, 2013 follows:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
Allowance related to loans individually evaluated for impairment	$2,902	1,544	845	606	303	-	199	6,399
Allowance related to loans collectively evaluated for impairment	8,803	6,011	1,002	928	1,108	32	425	18,309

Balance at end of period	$11,705	7,555	1,847	1,534	1,411	32	624	24,708

Loans individually evaluated for impairment	$45,360	29,899	2,106	6,569	974	19	510	85,437

Loans collectively evaluated for impairment	373,724	487,242	33,112	24,334	69,260	114	18,953	1,006,739
Total gross loans	$419,084	517,141	35,218	30,903	70,234	133	19,463	1,092,176

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

The following table presents information relating to the Company's internal risk ratings of its loans receivable as of September 30, 2013 and December 31, 2012:

	One- to Four- Family	Over Four Family	Home Equity	Construction and Land	Commercial Real Estate	Consumer	Commercial	Total
	(In Thousands)
At September 30, 2013
Substandard	$44,612	15,177	2,397	6,618	1,334	19	581	70,738
Watch	10,620	24,644	1,124	2,004	1,399	-	1,307	41,098
Pass	363,852	477,320	31,697	22,281	67,501	114	17,575	980,340
	$419,084	517,141	35,218	30,903	70,234	133	19,463	1,092,176

At December 31, 2012
Substandard	$53,242	24,767	2,913	3,705	1,251	23	1,365	87,266
Watch	17,082	14,157	606	2,803	1,234	-	964	36,846
Pass	390,497	475,439	32,975	27,310	63,010	109	20,220	1,009,560
	$460,821	514,363	36,494	33,818	65,495	132	22,549	1,133,672

Factors that are important to managing overall credit quality include sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an allowance for loan losses, and sound non-accrual and charge-off policies. Our underwriting policies require an officers' loan committee to review and approve all loans in excess of $500,000. In addition, an independent loan review function exists for all loans. Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, we maintain a loan review system under which our credit management personnel review non-owner occupied one- to four-family, over four-family, construction and land, commercial real estate and commercial loans that individually, or as part of an overall borrower relationship, exceed $1.0 million in potential exposure. Loans meeting these criteria are reviewed on an annual basis, or more frequently if the loan renewal is less than one year. With respect to this review process, management has determined that pass loans include loans that exhibit acceptable financial statements, cash flow and leverage. Watch loans have potential weaknesses that deserve management's attention and, if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit. Substandard loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These loans generally have a well-defined weakness that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Finally, a loan is considered to be impaired when it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. Management has determined that all non-accrual loans and loans modified under troubled debt restructurings meet the definition of an impaired loan.

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

The following tables present data on impaired loans at September 30, 2013 and December 31, 2012.

	As of or for the Nine Months Ended September 30, 2013
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$13,278	13,278	2,902	-	13,856	451
Over four-family	22,717	22,717	1,544	-	23,903	585
Home equity	1,339	1,339	845	-	1,439	42
Construction and land	3,094	3,094	606	-	3,094	67
Commercial real estate	887	1,328	303	442	1,335	28
Consumer	-	-	-	-	-	-
Commercial	510	510	199	-	511	1
	41,825	42,266	6,399	442	44,138	1,174
Total Impaired with no Reserve
One- to four-family	32,082	39,001	-	6,919	38,585	1,062
Over four-family	7,182	8,047	-	865	8,598	197
Home equity	767	767	-	-	781	17
Construction and land	3,475	6,168	-	2,693	6,170	50
Commercial real estate	87	163	-	76	175	2
Consumer	19	19	-	-	20	1
Commercial	-	-	-	-	-	-
	43,612	54,165	-	10,553	54,329	1,329
Total Impaired
One- to four-family	45,360	52,279	2,902	6,919	52,441	1,513
Over four-family	29,899	30,764	1,544	865	32,501	782
Home equity	2,106	2,106	845	-	2,220	59
Construction and land	6,569	9,262	606	2,693	9,264	117
Commercial real estate	974	1,491	303	518	1,510	30
Consumer	19	19	-	-	20	-
Commercial	510	510	199	-	511	1
	$85,437	96,431	6,399	10,995	98,467	2,502

	As of or for the Year Ended December 31, 2012
	Recorded Investment	Unpaid Principal	Reserve	Cumulative Charge-Offs	Average Recorded Investment	Interest Paid
	(In Thousands)
Total Impaired with Reserve
One- to four-family	$29,057	29,456	7,058	399	29,768	874
Over four-family	17,397	17,642	3,268	245	18,073	722
Home equity	1,544	1,544	1,033	-	1,615	74
Construction and land	2,316	2,316	377	-	2,316	78
Commercial real estate	813	1,179	341	366	1,748	50
Consumer	-	-	-	-	-	-
Commercial	1,352	1,352	331	-	1,352	42
	52,479	53,489	12,408	1,010	54,872	1,840
Total Impaired with no Reserve
One- to four-family	28,410	31,315	-	2,905	31,358	1,175
Over four-family	10,884	11,179	-	295	11,649	549
Home equity	583	749	-	166	755	14
Construction and land	2,154	3,655	-	1,501	3,656	5
Commercial real estate	437	461	-	24	473	12
Consumer	24	24	-	-	24	1
Commercial	-	-	-	-	-	-
	42,492	47,383	-	4,891	47,915	1,756
Total Impaired
One- to four-family	57,467	60,771	7,058	3,304	61,126	2,049
Over four-family	28,281	28,821	3,268	540	29,722	1,271
Home equity	2,127	2,293	1,033	166	2,370	88
Construction and land	4,470	5,971	377	1,501	5,972	83
Commercial real estate	1,250	1,640	341	390	2,221	62
Consumer	24	24	-	-	24	1
Commercial	1,352	1,352	331	-	1,352	42
	$94,971	100,872	12,408	5,901	102,787	3,596

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

The determination as to whether an allowance is required with respect to impaired loans is based upon an analysis of the value of the underlying collateral and/or the borrower's intent and ability to make all principal and interest payments in accordance with contractual terms. The evaluation process is subject to the use of significant estimates and actual results could differ from estimates. This analysis is primarily based upon third party appraisals and/or a discounted cash flow analysis. In those cases in which no allowance has been provided for an impaired loan, the Company has determined that the estimated value of the underlying collateral exceeds the remaining outstanding balance of the loan. Of the total $43.6 million of impaired loans as of September 30, 2013 for which no allowance has been provided, $10.6 million in charge-offs have been recorded to reduce the unpaid principal balance to an amount that is commensurate with the loan's net realizable value, using the estimated fair value of the underlying collateral. To the extent that further deterioration in property values continues, the Company may have to reevaluate the sufficiency of the collateral servicing these impaired loans resulting in additional provisions to the allowance for loans losses or charge-offs.

At September 30, 2013, total impaired loans includes $47.7 million of troubled debt restructurings. Troubled debt restructurings involve granting concessions to a borrower experiencing financial difficulty by modifying the terms of the loan in an effort to avoid foreclosure. The vast majority of debt restructurings include a modification of terms to allow for an interest only payment and/or reduction in interest rate. The restructured terms are typically in place for six to twelve months. At December 31, 2012, total impaired loans included $59.6 million of troubled debt restructurings.

The following presents data on troubled debt restructurings:

	As of September 30, 2013
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$8,024	16	$14,007	79	$22,031	95
Over four-family	15,924	7	6,227	5	22,151	12
Home equity	-	-	992	4	992	4
Construction and land	1,408	1	840	2	2,248	3
Commercial real estate	-	-	257	2	257	2
Commercial loans	-	-	-	-	-	-
	$25,356	24	$22,323	92	$47,679	116

	As of December 31, 2012
	Accruing		Non-accruing		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)

One- to four-family	$9,921	17	$21,847	95	$31,768	112
Over four-family	3,917	4	20,030	13	23,947	17
Home equity	-	-	986	3	986	3
Construction and land	2,173	2	79	1	2,252	3
Commercial real estate	-	-	668	2	668	2
	$16,011	23	$43,610	114	$59,621	137

At September 30, 2013, $47.7 million in loans had been modified in troubled debt restructurings and $22.3 million of these loans were included in the non-accrual loan total. The remaining $25.4 million, while meeting the internal requirements for modification in a troubled debt restructuring, were current with respect to payments under their original loan terms at the time of the restructuring and thus, continued to be included with accruing loans. Provided these loans perform in accordance with the modified terms, they will continue to be accounted for on an accrual basis.

All loans that have been modified in a troubled debt restructuring are considered to be impaired. As such, an analysis has been performed with respect to all of these loans to determine the need for a valuation reserve. When a loan is expected to perform in accordance with the restructured terms and ultimately return to and perform under contract terms, a valuation allowance is established for an amount equal to the excess of the present value of the expected future cash flows under the original contract terms as compared with the modified terms, including an estimated default rate. When there is doubt as to the borrower's ability to perform under the restructured terms or ultimately return to and perform under market terms, a valuation allowance is established equal to the impairment when the carrying amount exceeds fair value of the underlying collateral. As a result of the impairment analysis, a $2.9 million valuation allowance has been established as of September 30, 2013 with respect to the $47.7 million in troubled debt restructurings. As of December 31, 2012, a $6.4 million valuation allowance had been established with respect to the $59.6 million in troubled debt restructurings.

After a troubled debt restructuring reverts to market terms, a minimum of six consecutive contractual payments must be received prior to consideration for a return to accrual status. If an updated credit department review indicates no other evidence of elevated credit risk, the loan is returned to accrual status at that time.

The following presents troubled debt restructurings by concession type:

	As of September 30, 2013
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$21,176	51	$3,757	19	$24,933	70
Principal forbearance	16,257	10	865	1	17,122	11
Interest reduction	3,373	11	2,251	24	5,624	35
	$40,806	72	$6,873	44	$47,679	116

	As of December 31, 2012
	Performing in accordance with modified terms		In Default		Total
	Amount	Number	Amount	Number	Amount	Number
	(dollars in thousands)
Interest reduction and principal forbearance	$26,051	77	$2,770	11	$28,821	88
Principal forbearance	17,574	11	348	1	17,922	12
Interest reduction	11,984	35	894	2	12,878	37
	$55,609	123	$4,012	14	$59,621	137

The following presents data on troubled debt restructurings as of September 30, 2013:

	For the three months ended Ended September 30, 2013		For the three months ended Ended September 30, 2012
	Amount	Number	Amount	Number
	(dollars in thousands)
Loans modified as a troubled debt restructure
One- to four-family	$865	4	$4,437	11
Over four-family	-	-	16,050	6
Home equity	-	-	-	-
	$865	4	$20,487	17

Troubled debt restructuring modified within the past twelve months for which there was a default
One- to four-family	$-	-	$-	-
	$-	-	$-	-

	For the nine months ended Ended September 30, 2013		For the nine months ended Ended September 30, 2012
	Amount	Number	Amount	Number
	(dollars in thousands)
Loans modified as a troubled debt restructure
One- to four-family	$1,627	9	$7,951	20
Over four-family	-	-	19,872	9
Home equity	38	1	116	2
	$1,665	10	$27,939	31

Troubled debt restructuring modified within the past twelve months for which there was a default
One- to four-family	$-	-	$-	-
	$-	-	$-	-

The following table presents data on non-accrual loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$36,704	46,467
Over four-family	13,634	23,205
Home equity	1,344	1,578
Construction and land	4,237	2,215
Commercial real estate	974	668
Consumer	19	24
Commercial	510	511
Total non-accrual loans	$57,422	74,668
Total non-accrual loans to total loans receivable	5.26%	6.59%
Total non-accrual loans and performing troubled debt restructurings to total loans receivable	7.58%	8.00%
Total non-accrual loans to total assets	3.59%	4.50%

Note 4— Real Estate Owned

Real estate owned is summarized as follows:

	September 30, 2013	December 31, 2012
	(In Thousands)

One- to four-family	$12,478	17,353
Over four-family	4,192	9,890
Construction and land	5,607	7,029
Commercial real estate	870	1,702
	$23,147	35,974

The following table presents the activity in the Company's real estate owned:

	Nine months ended September 30,
	2013	2012
	(In Thousands)
Real estate owned at beginning of the period	$35,974	56,670
Transferred from loans receivable	10,117	19,729
Sales (net of gains / losses)	(21,999)	(26,944)
Write downs	(1,068)	(5,518)
Other	123	(100)
Real estate owned at the end of the period	$23,147	43,837

Note 5— Mortgage Servicing Rights

The following table presents the activity in the Company's mortgage servicing rights:

	Nine months ended, September 30,
	2013	2012
	(In Thousands)
Mortgage servicing rights at beginning of the period	$3,220	198
Additions	2,807	2,173
Amortization	(790)	(194)
Sales	(1,388)	-
Mortgage servicing rights at end of the period	3,849	2,177
Valuation allowance at end of period	-	-
Mortgage servicing rights at the end of the period, net	$3,849	2,177

During the nine months ended September 30, 2013, $1.4 billion in residential loans were originated for sale. During the same period, sales of loans held for sale totaled $1.5 billion, generating mortgage banking income of $65.6 million. The unpaid principal balance of loans serviced for others was $742.3 million and $635.8 million at September 30, 2013 and December 31, 2012 respectively. These loans are not reflected in the consolidated statements of financial condition.

During the three months ended September 30, 2013, the Company sold mortgage servicing rights related to $287.5 million in loans receivable and with a book value of $1.4 million for $2.7 million resulting in a gain on sale of $1.3 million.  There were no comparable transactions in prior periods.

The following table shows the estimated future amortization expense for mortgage servicing rights for the periods indicated:

		(In Thousands)
Estimate for the period ended December 31:	2013	$284
2014		736
2015		650
2016		565
2017		480
Thereafter		1,134
Total		$3,849

Note 6— Deposits

A summary of the contractual maturities of time deposits at September 30, 2013 is as follows:

(In Thousands)

Within one year	$501,091
More than one to two years	106,678
More than two to three years	10,529
More than three to four years	21,600
More than four through five years	16,638
656,536

Note 7— Borrowings

Borrowings consist of the following:

		September 30, 2013		December 31, 2012
		Balance	Weighted Average Rate	Balance	Weighted Average Rate
		(Dollars in Thousands)
Short term:
Short-term repurchase agreements		$37,243	3.21%	45,888	3.09%
Long term:
Federal Home Loan Bank, Chicago advances maturing:
2016		220,000	4.34%	220,000	4.34%
2017		65,000	3.19%	65,000	3.19%
2018		65,000	2.97%	65,000	2.97%
Repurchase agreements maturing	2017	84,000	3.96%	84,000	3.96%
		$471,243	3.84%	479,888	3.82%

The short-term repurchase agreements represent the outstanding portion of a total $90.0 million commitment with two unrelated banks. The short-term repurchase agreements are utilized by Waterstone Mortgage Corporation to finance loans originated for sale. These agreements are secured by the underlying loans being financed. Related interest rates are based upon the note rate associated with the loans being financed. The first of the two short-term repurchase agreements has an outstanding balance of $28.8 million, a rate of 3.18 % and a total commitment of $40.0 million at September 30, 2013. The second short-term repurchase agreement has an outstanding balance of $8.4 million, a rate of 3.30 % and a total commitment of $50.0 million at September 30, 2013.

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

The $84.0 million in repurchase agreements have fixed rates ranging from 2.89% to 4.31% callable quarterly until their maturity in 2017. The repurchase agreements are collateralized by securities available for sale with an estimated fair value of $99.7 million at September 30, 2013 and $101.9 million at December 31, 2012.

The Company selects loans that meet underwriting criteria established by the Federal Home Loan Bank Chicago (FHLBC) as collateral for outstanding advances. The Company's borrowings at the FHLBC are limited to 75% of the carrying value of unencumbered one- to four-family mortgage loans, 40% of the carrying value of home equity loans and 60% of the carrying value of over four-family loans. In addition, these advances are collateralized by FHLBC stock of $20.2 million at both September 30, 2013 and December 31, 2012. In the event of prepayment, the Company is obligated to pay all remaining contractual interest on the advance.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). As of September 30, 2013, the Bank meets all capital adequacy requirements to which it is subject.

Effective December 11, 2012, the WDFI and the Federal Deposit Insurance Corporation terminated a consent order originally agreed to by WaterStone Bank on November 25, 2009 and replaced it with a memorandum of understanding.  The memorandum of understanding requires, among other things, maintenance of a minimum Tier I capital ratio of 8.0 % and a minimum Total risk based cpaital ratio of 12.0%.

As of September 30, 2013 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as quantitatively "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

As a state-chartered savings bank, the Bank is required to meet minimum capital levels established by the state of Wisconsin in addition to federal requirements. For the state of Wisconsin, regulatory capital consists of retained income, paid-in-capital, capital stock equity and other forms of capital considered to be qualifying capital by the Federal Deposit Insurance Corporation.

The actual and required capital amounts and ratios for the Bank as of September 30, 2013 and December 31, 2012 are presented in the table below:

	September 30, 2013
	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars In Thousands)

Total capital (to risk-weighted assets)	$216,611	21.52%	80,515	8.00%	100,644		10.00%
Tier I capital (to risk-weighted assets)	203,900	20.26%	40,258	4.00%	60,386		6.00%
Tier I capital (to average assets)	203,900	12.68%	64,314	4.00%	80,393		5.00%
State of Wisconsin (to total assets)	203,900	12.83%	95,345	6.00%	N/	A	N/	A

	December 31, 2012
	(Dollars In Thousands)
Total capital (to risk-weighted assets)	$199,098	17.34%	91,844	8.00%	114,806		10.00%
Tier I capital (to risk-weighted assets)	184,542	16.07%	45,922	4.00%	68,883		6.00%
Tier I capital (to average assets)	184,542	11.13%	66,312	4.00%	82,890		5.00%
State of Wisconsin (to total assets)	184,542	11.15%	99,305	6.00%	N/	A	N/	A

Note 9 – Income Taxes

Income tax expense increased from $216,000 during the nine months ended September 30, 2012 to $7.9 million for the nine months ended September 30, 2013. This increase was partially due to the increase in our income before income taxes, which increased from $17.1 million during the nine months ended September 30, 2012 to $20.7 million during the nine months ended September 30, 2013. During the third quarter of 2008, we established a valuation allowance against our net deferred tax assets. That valuation allowance effectively resulted in no income tax expense being recognized during the nine months ended September 30, 2012 other than state income taxes for states in which separate company returns are filed. During the fourth quarter of 2012, we released the valuation allowance against our net deferred tax assets. Income tax expense is recognized on the statement of income during the nine months ended September 30, 2013 at an effective rate of 38.4 % of pretax book income.

As of September 30, 2013, net deferred tax assets totaled $14.3 million, which, in the judgment of management, will more-likely-than-not be fully realized. The largest components of the deferred tax asset are associated with the allowance for loan losses and basis adjustments on real estate owned. We are largely relying on earnings generated in the current year and forecasted earnings in future years in making the determination that we will more-likely-than-not realize our deferred tax asset.

Note 10 – Offsetting of Assets and Liabilities

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. In addition, the Company enters into agreements under which it sells loans held for sale subject to an obligation to repurchase the same loans. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of assets. The obligation to repurchase the assets is reflected as a liability in the Company's consolidated statements of condition, while the securities and loans held for sale underlying the repurchase agreements remain in the respective investment securities and loans held for sale asset accounts. In other words, there is no offsetting or netting of the investment securities or loans held for sale assets with the repurchase agreement liabilities. One of the Company's two short-term repurchase agreements and all of the Company's long-term repurchase agreements are subject to master netting agreements, which sets forth the rights and obligations for repurchase and offset. Under the master netting agreement, the Company is entitled to set off the collateral placed with a single counterparty against obligations owed to that counterparty.

The following table presents the liabilities subject to an enforceable master netting agreement as of September 30, 2013 and December 31, 2012.

	Gross Recognized Liabilities	Gross Amounts Offset	Net Amounts Presented	Gross Amounts Not Offset	Net Amount
	(In Thousands)
September 30, 2013
Repurchase Agreements
Short-term	$28,849	-	28,849	28,849	-
Long-term	84,000	-	84,000	84,000	-
	$112,849	-	112,849	112,849	-

December 31, 2012
Repurchase Agreements
Short-term	$38,090	-	38,090	38,090	-
Long-term	84,000	-	84,000	84,000	-
	$122,090	-	122,090	122,090	-

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

	September 30, 2013	December 31, 2012
	(In Thousands)
Financial instruments whose contract amounts represent potential credit risk:
Commitments to extend credit under amortizing loans (1)	$$18,513	20,836
Commitments to extend credit under home equity lines of credit	15,922	17,628
Unused portion of construction loans	7,827	5,502
Unused portion of business lines of credit	9,197	10,967
Standby letters of credit	882	736
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

The Company has determined that there are no probable losses related to commitments to extend credit or the standby letters of credit as of September 30, 2013 and December 31, 2012.

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

Forward commitments to sell mortgage loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time. Commitments to sell loans are made to mitigate interest rate risk on interest rate lock commitments to originate loans and loans held for sale. At September 30, 2013, the Company had forward commitments to sell mortgage loans with an aggregate notional amount of approximately $167.0 million and interest rate lock commitments with an aggregate notional amount of approximately $135.4 million.  The fair value of the forward commitments to sell mortgage loans at September 30, 2013 included a loss of $1.5 million that is reported as a component of other liabilities on the Company's consolidated statement of financial condition. The fair value of the interest rate locks at September 30, 2013 included a gain of $2.7 million that is reported as a component of other assets on the Company's consolidated statements of financial condition.

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

Note 13 – Earnings per share

Earnings per share are computed using the two-class method. Basic earnings per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include unvested restricted shares. Unvested restricted shares are considered participating securities because holders of these securities have the right to receive dividends at the same rate as holders of the Company's common stock. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted for the dilutive effect of all potential common shares. Unvested restricted stock and stock options are considered outstanding for diluted earnings per share only. Unvested restricted stock totaling 81,000 and 105,000 shares are considered outstanding for dilutive earnings per share for the nine months ended September 30, 2013 and September 30, 2012, respectively. Unvested stock options totaled 220,000 and 284,000 shares for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Presented below are the calculations for basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands, except per share amounts)

Net income	$3,219	8,448	12,771	16,834
Net income available to unvested restricted shares	8	28	33	57
Net income available to common stockholders	$3,211	8,420	12,738	16,777

Weighted average shares outstanding	31,163	31,064	31,144	31,045
Effect of dilutive potential common shares	251	97	231	80
Diluted weighted average shares outstanding	31,414	31,161	31,375	31,125

Basic earnings per share	$0.10	0.27	0.41	0.54
Diluted earnings per share	$0.10	0.27	0.41	0.54

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

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2013	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$105,679	-	105,679	-
Collateralized mortgage obligations
Government sponsored enterprise issued	20,639	-	20,639	-
Government sponsored enterprise bonds	15,721	-	15,721	-
Municipal securities	59,318	-	59,318	-
Other debt securities	5,102	5,102	-	-
Certificates of deposit	5,170	5,170	-	-
Loans held for sale	97,184	-	97,184	-
Mortgage banking derivative assets	2,673	-	-	2,673
Mortgage banking derivative liabilities	1,528	-	-	1,528

		Fair Value Measurements Using
	December 31, 2012	Level 1	Level 2	Level 3
	(In Thousands)

Available for sale securities
Mortgage-backed securities	$119,056	-	119,056	-
Collateralized mortgage obligations
Government sponsored enterprise issued	29,579	-	29,579	-
Government sponsored enterprise bonds	8,017	-	8,017	-
Municipal securities	37,371	-	37,371	-
Other debt securities	5,070	5,070	-	-
Certificates of deposit	5,924	-	5,924	-
Loans held for sale	133,613	-	133,613	-
Mortgage banking derivative assets	1,668	-	-	1,668
Mortgage banking derivative liabilities	249	-	-	249

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

	Available for sale securities	Mortgage banking derivatives, net
	(In Thousands)

Balance at December 31, 2011	$18,451	527

Unrealized holding losses arising during the period:
Included in other comprehensive income	1,023	-
Other than temporary impairment included in net loss	(113)	-
Principal repayments	(1,352)	-
Sales of available for sale securities	(18,009)	-
Mortgage derivative gain, net	-	892
Balance at December 31, 2012	-	1,419

Mortgage derivative loss, net	-	(274)
Balance at September 30, 2013	$-	1,145

There were no transfers in or out of Level 1, 2 or 3 measurements during the periods.

Assets Recorded at Fair Value on a Non-recurring Basis

The following table presents information about our assets recorded in our consolidated statement of financial position at their fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

		Fair Value Measurements Using
	September 30, 2013	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$$35,426	-	-	35,426
Real estate owned	23,147	-	-	23,147

		Fair Value Measurements Using
	December 31, 2012	Level 1	Level 2	Level 3
	(In Thousands)
Impaired loans, net (1)	$$40,071	-	-	40,071
Real estate owned	35,974	-	-	35,974
_________

(1) Represents collateral-dependent impaired loans, net, which are included in loans.

Loans – We do not record loans at fair value on a recurring basis. On a non-recurring basis, loans determined to be impaired are analyzed to determine whether a collateral shortfall exists, and if such a shortfall exists, are recorded on our consolidated statements of financial condition at net realizable value of the underlying collateral. Fair value is determined based on third party appraisals. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of impaired loans, loans that have been deemed to be impaired are considered to be Level 3 in the fair value hierarchy of valuation techniques. At September 30, 2013, loans determined to be impaired with an outstanding balance of $41.8 million were carried net of specific reserves of $6.4 million for a fair value of $35.4 million. At December 31, 2012, loans determined to be impaired with an outstanding balance of $52.5 million were carried net of specific reserves of $12.4 million for a fair value of $40.1 million. Impaired loans collateralized by assets which are valued in excess of the net investment in the loan do not require any specific reserves.

Real estate owned – On a non-recurring basis, real estate owned, is recorded in our consolidated statements of financial condition at the lower of cost or fair value. Fair value is determined based on third party appraisals and, if less than the carrying value of the foreclosed loan, the carrying value of the real estate owned is adjusted to the fair value. Appraised values are adjusted to consider disposition costs and also to take into consideration the age of the most recent appraisal. Given the significance of the adjustments made to appraised values necessary to estimate the fair value of the properties, real estate owned is considered to be Level 3 in the fair value hierarchy of valuation techniques. Changes in the value of real estate owned totaled $1.1 million and $5.5 million during the nine months ended September 30, 2013 and 2012, respectively and are recorded in real estate owned expense. At September 30, 2013 and December 31, 2012, real estate owned totaled $23.1 million and $36.0 million, respectively.

Mortgage servicing rights - The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights.  The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights.   The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service.  Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy.  The Company records the mortgage servicing rights at the lower of amortized cost or fair value.  At September 30, 2013 and December 31, 2012, there was no impairment identified for mortgage servicing rights, therefore mortgage servicing rights were not recorded at fair value on a non-recurring basis.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at September 30, 2013	Valuation Technique	Significant Unobservable Inputs	Minimum Value	Maximum Value

Mortgage banking derivatives	$1,145	Pricing models	Pull through rate	67.93%	100.00%
Impaired loans	35,426	Market approach	Discount rates applied to appraisals	15.00%	30.00%
Real estate owned	23,147	Market approach	Discount rates applied to appraisals	6.00%	89.00%
Mortgage servicing rights	7,493	Pricing models	Prepayment rate	7.93%	18.04%
			Note rate	2.78%	4.14%
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

The carrying amounts and fair values of the Company's financial instruments consist of the following:

	September 30, 2013					December 31, 2012
	Carrying amount	Fair Value				Carrying amount	Fair Value
		Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
	(In Thousands)
Financial Assets
Cash and cash equivalents	$77,907	77,907	77,907	-	-	71,649	71,469	71,469	-	-
Securities available-for-sale	211,629	211,629	10,272	201,357	-	205,017	205,017	5,070	199,947	-
Loans held for sale	97,184	97,184	-	97,184	-	133,613	133,613	-	133,613	-
Loans receivable	1,092,176	1,095,828	-	-	1,095,828	1,133,672	1,148,107	-	-	1,148,107
FHLB stock	20,193	20,193	-	20,193	-	20,193	20,193	-	20,193	-
Cash surrender value of life insurance	39,231	39,231	39,231	-	-	38,061	38,061	38,061	-	-
Real estate owned	23,147	23,147	-	-	23,147	35,974	35,974	-	-	35,974
Accrued interest receivable	3,950	3,950	3,950	-	-	3,452	3,452	3,452	-	-
Mortgage servicing rights	3,849	7,493	-	-	7,493	3,220	4,070	-	-	4,070
Mortgage banking derivative assets	2,673	2,673	-	-	2,673	1,668	1,668	-	-	1,668

Financial Liabilities
Deposits	872,285	874,018	215,749	658,269	-	939,513	942,118	202,593	739,525	-
Advance payments by borrowers for taxes	21,934	21,934	21,934	-	-	1,672	1,672	1,672	-	-
Borrowings	471,243	508,902	37,243	471,659	-	479,888	537,299	-	537,299	-
Accrued interest payable	1,573	1,573	1,573	-	-	1,715	1,715	1,715	-	-
Mortgage banking derivative liabilities	1,528	1,528	-	-	1,528	249	249	-	-	249

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

Commitments to Extend Credit and Standby Letters of Credit

Commitments to extend credit and standby letters of credit are generally not marketable. Furthermore, interest rates on any amounts drawn under such commitments would be generally established at market rates at the time of the draw. Fair values for the Company's commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparty's credit standing, and discounted cash flow analyses. The fair value of the Company's commitments to extend credit is not material at September 30, 2013 and December 31, 2012.

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

	Three months ended September 30, 2013
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$9,266	187	125	9,578
Provision for loan losses	1,000	-	-	1,000
Net interest income after provision for loan losses	8,266	187	125	8,578

Noninterest income	985	20,071	(26)	21,030

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,148	13,460	(33)	16,575
Occupancy, office furniture and equipment	775	1,458	(15)	2,218
FDIC insurance premiums	516	-	-	516
Real estate owned	(163)	-	-	(163)
Other	953	4,250	67	5,270
Total noninterest expenses	5,229	19,168	19	24,416
Income before income taxes	4,022	1,090	80	5,192
Income tax expense	1,478	451	44	1,973
Net income	$2,544	639	36	3,219

Total Assets	$1,529,744	117,262	(49,188)	1,597,818

	Three months ended September 30, 2012
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$10,358	151	126	10,635
Provision for loan losses	2,000	-	-	2,000
Net interest income after provision for loan losses	8,358	151	126	8,635

Noninterest income	947	26,828	-	27,775

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	3,400	14,580	(157)	17,823
Occupancy, office furniture and equipment	826	994	-	1,820
FDIC insurance premiums	916	-	-	916
Real estate owned	1,991	-	-	1,991
Other	1,033	4,166	68	5,267
Total noninterest expenses	8,166	19,740	(89)	27,817
Income before income taxes (benefit)	1,139	7,239	215	8,593
Income tax expense (benefit)	(2,846)	2,906	85	145
Net income	$3,985	4,333	130	8,448

Total Assets	$1,595,830	140,484	(56,746)	1,679,568

	Nine months ended September 30, 2013
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$28,925	346	374	29,645
Provision for loan losses	3,900	60	-	3,960
Net interest income after provision for loan losses	25,025	286	374	25,685

Noninterest income	2,435	68,451	(116)	70,770

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	10,015	43,165	(179)	53,001
Occupancy, office furniture and equipment	2,372	3,704	(81)	5,995
FDIC insurance premiums	1,569	-	-	1,569
Real estate owned	(9)	-	-	(9)
Other	3,020	11,962	196	15,178
Total noninterest expenses	16,967	58,831	(64)	75,734
Income before income taxes	10,493	9,906	322	20,721
Income tax expense	3,839	3,992	119	7,950
Net income	$6,654	5,914	203	12,771

	Nine months ended September 30, 2012
	Community Banking	Mortgage Banking	Holding Company and Other	Consolidated
	(In Thousands)

Net interest income	$30,940	374	376	31,690
Provision for loan losses	7,100	-	-	7,100
Net interest income after provision for loan losses	23,840	374	376	24,590

Noninterest income	2,391	63,637	-	66,028

Noninterest expenses:
Compensation, payroll taxes, and other employee benefits	9,613	34,359	(547)	43,425
Occupancy, office furniture and equipment	2,374	2,855	-	5,229
FDIC insurance premiums	2,730	-	-	2,730
Real estate owned	6,265	-	-	6,265
Other	3,572	12,125	222	15,919
Total noninterest expenses	24,554	49,339	(325)	73,568
Income before income taxes (benefit)	1,677	14,672	701	17,050
Income tax expense (benefit)	(5,953)	5,889	280	216
Net income	$7,630	8,783	421	16,834

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

Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering. Costs of $770,000 have been incurred related to the conversion as of September 30, 2013.

Note 17 - Subsequent Events

Effective November 4, 2013, the WDFI and the Federal Deposit Insurance Corporation terminated the memorandum of understanding originally issued on December 11, 2012 as described in Note 8 - Regulatory Capital.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Information

This report contains various forward-looking statements concerning the Company's financial condition, business plans, growth, operating strategies and prospects that are based on the current expectations and beliefs of management.  Forward-looking statements may also be made by the Company from time to time in other reports and documents as well as in oral presentations.  When used in written documents or oral statements, the words "anticipate," "believe," "estimate," "expect," "objective" and similar expressions and verbs in the future tense, are intended to identify forward-looking statements.  The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Company's control, that could cause the Company's actual results and performance to differ materially from what is expected.  In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	competition among depository and other financial institutions;
•
inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues or reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

•	adverse changes in the securities or secondary mortgage markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate acquired entities;
•	changes in consumer spending, borrowing and savings habits;
•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;
•	significant increase in our loan losses; and
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

See also the factors referred to in reports filed by the Company with the Securities and Exchange Commission (particularly those under the caption "Risk Factors" in Item 1A of the Company's 2012 Annual Report on Form 10-K).

Overview

The following discussion and analysis is presented to assist the reader in the understanding and evaluation of the Company's financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on the results of operations for the three and nine months ended September 30, 2013 and 2012 and the financial condition as of September 30, 2013 compared to the financial condition as of December 31, 2012.
Our profitability is highly dependent on our net interest income, mortgage banking income and provision for loan losses.  Net interest income is the difference between the interest income we earn on our interest earning assets, which are loans receivable, investment securities and cash and cash equivalents, and the interest we pay on deposits and other borrowings.  The Company's banking subsidiary, WaterStone Bank SSB ("WaterStone Bank" or the "Bank"), is primarily a mortgage lender with loans secured by real estate comprising 98.2% of total loans receivable on September 30, 2013.  Further, 88.9% of loans receivable are residential mortgage loans with over four-family loans comprising 47.4% of all loans on September 30, 2013.  WaterStone Bank funds loan production primarily with retail deposits and Federal Home Loan Bank advances.  On September 30, 2013, deposits comprised 63.0% of total liabilities.  Time deposits, also known as certificates of deposit, accounted for 75.3% of total deposits at September 30, 2013.  Federal Home Loan Bank advances outstanding on September 30, 2013 totaled $350.0 million, or 25.3% of total liabilities.  The Bank's mortgage banking subsidiary, Waterstone Mortgage Corporation, utilizes a line of credit provided by the Bank as a primary source of funding loans held for sale.  In addition, Waterstone Mortgage Corporation utilizes short-term repurchase agreements with other banks as needed.    During the current prolonged period of low interest rates and economic weakness, our investment philosophy has emphasized short-term liquid investments including cash and cash equivalents, which should position the Company to take advantage of the investment, lending and interest rate risk management opportunities that should exist as the local and national economies recover from the recession.  Our high level of time deposits, relative to total deposits, will result in a greater increase in our cost of funds when market interest rates begin to increase.

During the nine months ended September 30, 2013, our results of operations were positively impacted by decreases in our provision for loans losses and in real estate owned expense, both of which resulted from an improvement in our asset quality.  Our results of operations were also positively impacted by a $1.3 million gain recognized from the sale of mortgage servicing rights.  Offsetting these positive factors, a significant decrease in the margin on mortgage loans sold in the secondary market resulted in a $4.8 million decrease in pre-tax earnings from our mortgage banking segment during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  Our results of operations continue to be challenged by declining net interest-earning assets and compression in our net interest margin.  Net interest income decreased $2.0 million to $29.6 million during the nine months ended September 30, 2013 compared to $31.7 million during the nine months ended September 30, 2012.
Our provision for loan losses decreased $3.1 million to $4.0 million for nine months ended September 30, 2013 as compared to $7.1 million for the nine months ended September 30, 2012.  The decrease in provision for loan losses reflects an improvement in both the quality of our loan portfolio and the overall local real estate market.  The Company has experienced improvement in a number of key loan-related loan quality metrics compared to December 31, 2012, including impaired loans, loans contractually past due and non-accrual loans.  In addition, the turnover of loans in each of the three aforementioned metrics has slowed during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, which has resulted in fewer loans requiring a specific collateral analysis to determine a potential collateral shortfall and subsequent loan loss reserve.  Furthermore, as a result of a recovering local real estate market, those loans that have required a specific collateral review to assess the level of impairment have experienced less significant collateral shortfalls when compared to the prior year.  This is also reflected in the $6.3 million decrease in real estate owned expense from $6.3 million of expense during the nine months ended September 30, 2012 to net income related to real estate owned operations of $9,000 for the nine months ended September 30, 2013.  Additional information regarding loan quality and its impact on our financial condition and results of operations can be found in the "Asset Quality" discussion.
Income tax expense increased from $216,000 during the nine months ended September 30, 2012 to $8.0 million during the nine months ended September 30, 2013.  During the third quarter of 2008, we established a valuation allowance against our net deferred tax assets. That valuation allowance effectively resulted in no income tax expense being recognized during the nine months ended September 30, 2012 other than state income taxes for states in which separate company returns are filed.  During the fourth quarter of 2012, we released the valuation allowance against our net deferred tax assets. Therefore, income tax expense was recognized during the nine months ended September 30, 2013 at an effective rate of 38.4% of pretax book income.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

General - Net income for the three months ended September 30, 2013 totaled $3.2 million, or $0.10 for both basic and diluted income per share, compared to net income of $8.4 million, or $0.27 for both basic and diluted income per share, for the three months ended September 30, 2012.  The three months ended September 30, 2013 generated an annualized return on average assets of 0.79% and an annualized return on average equity of 6.04%, compared to an annualized return on average assets of 2.00% and an annualized return on average equity of 18.26% for the comparable period in 2012.  Income before income taxes decreased $3.4 million to $5.2 million during the three months ended September 30, 2013, compared to $8.6 million during the three months ended September 30, 2012.  The pre-tax results of operations for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 reflect a $6.1 million decrease in pre-tax income from the mortgage banking segment and a $2.9 million increase in pre-tax income from the community banking, including a $1.1 million decrease in net interest income, partially offset by $2.2 million decrease in real estate owned expense and a $1.0 million decrease in provision for loan losses.  Income taxes totaled $2.0 million during the three months ended September 30, 2013, compared to $145,000 during the three months ended September 30, 2012.

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

Mortgage banking segment assets (which consist predominantly of loans held for sale) decreased $30.4 million, or 20.6%, to $117.3 million as of September 30, 2013 compared to $147.7 million as of December 31, 2012.  This decrease was driven by a decrease in loans held for sale of $36.4 million, or 27.3%, to $97.2 million at September 30, 2013 from $133.6 million at December 31, 2012.  Mortgage banking revenues decreased $6.8 million, or 25.2%, to $20.1 million for the three months ended September 30, 2013 compared to $26.8 million during the three months ended September 30, 2012.   The $6.8 million decrease in mortgage banking revenues was attributable to a decrease in loan origination volume as well as a significant decrease in sales margins.  Loans originated for sale in the secondary market totaled $441.5 million during the three months ended September 30, 2013, which represents a $36.4 million, or 7.6%, decrease in originations from the three months ended September 30, 2012, which totaled $477.9 million.  Weighted average margin dropped by 146 basis points to 3.32% of origination volume during the three months ended September 30, 2013 compared to 4.78% during the three months ended September 30, 2012.  The major components of mortgage banking revenues include fees and premiums associated with the sale of residential loans held for sale. The major expenses for the mortgage banking segment are compensation, payroll taxes and other employee benefits, as well as occupancy, office furniture and equipment and other expenses, which are covered generally in the consolidated discussion in the section "Noninterest Expense."

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

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,211,089	14,425	4.73%	$1,270,414	15,943	4.98%
Mortgage related securities(2)	126,447	455	1.43	151,162	826	2.17
Debt securities, federal funds sold and short-term investments(2)(6)	176,449	653	1.47	159,035	505	1.26
Total interest-earning assets	1,513,985	15,533	4.07	1,580,611	17,274	4.34

Noninterest-earning assets	96,925			96,074
Total assets	$1,610,910			$1,676,685

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$46,771	4	0.03	$42,888	6	0.06
Money market and savings accounts	140,807	32	0.09	135,128	58	0.17
Time deposits	668,397	1,201	0.71	771,158	1,874	0.96
Total interest-bearing deposits	855,975	1,237	0.57	949,174	1,938	0.81
Borrowings	485,488	4,718	3.86	487,078	4,701	3.83
Total interest-bearing liabilities	1,341,463	5,955	1.76	1,436,252	6,639	1.83

Noninterest-bearing liabilities:
Non interest-bearing deposits	44,795			35,446
Other noninterest-bearing liabilities	13,345			21,453
Total noninterest-bearing liabilities	58,140			56,899
Total liabilities	1,399,603			1,493,151
Equity	211,307			183,534
Total liabilities and equity	$1,610,910			$1,676,685

Net interest income		$9,578			$10,635
Net interest rate spread (3)			2.31%			2.51%
Net interest-earning assets (4)	$172,522			$144,359
Net interest margin (5)			2.51%			2.67%
Average interest-earning assets to average interest-bearing liabilities			112.86%			110.05%

__________
(1)  Interest income includes net deferred loan fee amortization income of $130,000 and $183,000 for the three months ended September 30, 2013 and 2012, respectively.
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
     The average balance of tax exempt securities totaled $49.6 million and $15.4 million for the three months ended September 30, 2013 and 2012, respectively.

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

	Three Months Ended September 30,
	2013 versus 2012
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$(726)	(792)	(1,518)
Mortgage related securities(3)	(120)	(251)	(371)
Other earning assets(3)	59	89	148
Total interest-earning assets	(787)	(954)	(1,741)

Interest expense:
Demand accounts	1	(3)	(2)
Money market and savings accounts	2	(29)	(27)
Time deposits	(228)	(444)	(672)
Total interest-bearing deposits	(225)	(476)	(701)
Borrowings	(15)	32	17
Total interest-bearing liabilities	(240)	(444)	(684)
Net change in net interest income	$(547)	(510)	(1,057)

______________
(1)	Interest income includes net deferred loan fee amortization income of $130,000 and $183,000 for the three months ended September 30, 2013 and 2012, respectively.
(2)    Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.

Total Interest Income - Total interest income decreased $1.7 million, or 10.1%, to $15.5 million during the three months ended September 30, 2013 from $17.3 million during the three months ended September 30, 2012.

Interest income on loans decreased $1.5 million, or 9.5%, to $14.4 million during the three months ended September 30, 2013 from $15.9 million during the three months ended September 30, 2012.  The decrease in interest income was primarily due to a 25 basis point decrease in the average yield on loans to 4.73% for the three months ended September 30, 2013 from 4.98% for the three months ended September 30, 2012.  The decrease in interest income on loans also reflects a $59.3 million, or 4.7%, decrease in the average balance of loans outstanding to $1.21 billion during the three months ended September 30, 2013 from $1.27 billion during the three months ended September 30, 2012.

Interest income from mortgage-related securities decreased $371,000, or 44.9%, to $455,000 during the three months ended September 30, 2013 from $826,000 during the three months ended September 30, 2012.  The decrease in interest income was due to a 74 basis point decrease in the average yield on mortgage-related securities to 1.43% for the three months ended September 30, 2013 from 2.17% for the three months ended September 30, 2012.  The decrease in interest income on mortgage-related securities also reflects a $24.7 million, or 16.4%, decrease in the average balance of mortgage-related securities to $126.4 million for the three months ended September 30, 2013 from $151.2 million during the three months ended September 30, 2012. The decrease in average yield resulted from a general turnover of the investment security portfolio in which cash flow from higher yielding securities was reinvested in securities at lower yields due to the low interest rate environment.

Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $148,000, or 29.3%, to $653,000 for the three months ended September 30, 2013 compared to $505,000 for the three months ended September 30, 2012.  Interest income on other interest earning assets increased due to a 21 basis point increase in the average yield on other interest earning assets to 1.47% for the three months ended September 30, 2013 from 1.26% for the three months ended September 30, 2012.  The average balance of higher yielding, tax-exempt municipal securities increased to $49.6 million for the three months ended September 30, 2013 from $15.4 million for the three months ended September 30, 2012, accounting for the increase in the average yield for the period.  The increase in interest income on other interest earning assets also reflects an increase of $17.4 million, or 11.0%, in the average balance of other earning assets to $176.4 million during the three months ended September 30, 2013 from $159.0 million during the three months ended September 30, 2012.

Total Interest Expense - Total interest expense decreased by $684,000, or 10.3%, to $6.0 million during the three months ended September 30, 2013 from $6.6 million during the three months ended September 30, 2012.  This decrease was the result of both a decrease in the average cost of funds as well as a decrease in the average balance of interest-bearing deposits and borrowings.  The average cost of funds decreased 7 basis points to 1.76% for the three months ended September 30, 2013 from 1.83% for the three months ended September 30, 2012.  Total average interest bearing deposits and borrowings outstanding decreased $94.8 million, or 6.6%, to $1.34 billion for the three months ended September 30, 2013 compared to an average balance of $1.44 billion for the three months ended September 30, 2012.

Interest expense on deposits decreased $701,000, or 36.2%, to $1.2 million during the three months ended September 30, 2013 from $1.9 million during the three months ended September 30, 2012.  The decrease in interest expense on deposits was primarily due to a decrease in the average cost of deposits of 24 basis points to 0.57% for the three months ended September 30, 2013 compared to 0.81% for the three months ended September 30, 2012.  The decrease in the cost of deposits reflects the current low interest rate environment due to the Federal Reserve's low short-term interest rate policy.  These rates are typically used by financial institutions in pricing deposit products.  The decrease in the cost of deposits also reflects a shift in the composition of deposits from higher cost time deposits to lower cost demand, money market and savings accounts.  The decrease in interest expense attributable to the decrease in the cost of deposits was compounded by a decrease of $93.2 million, or 9.8%, in the average balance of interest bearing deposits to $856.0 million during the three months ended September 30, 2013 from $949.2 million during the three months ended September 30, 2012.  The decrease in average interest-bearing deposits was exclusively the result of a decrease in time deposits, which carry a higher cost than demand, money market or savings accounts.  The decrease in time deposits was consistent with the Bank's liquidity needs and funding obligations.

Interest expense on borrowings was unchanged at $4.7 million during the three months ended September 30, 2013 and three months ended September 30, 2012.  The cost of average borrowings increased by 3 basis points to 3.86% for the three months ended September 30, 2013 compared to 3.83% for the three months ended September 30, 2012.  The increase in the cost of borrowings was offset by a $1.6 million, or 0.3%, decrease in average borrowings outstanding to $485.5 million during the three months ended September 30, 2013 from $487.1 million during the three months ended September 30, 2012.  The decreased use of borrowings as a funding source during the three months ended September 30, 2013 reflects a decreased use of short-term repurchase agreements within our mortgage banking segment to fund loan originations to be sold in the secondary market.

Net Interest Income - Net interest income decreased by $1.1 million, or 9.9%, to $9.6 million during the three months ended September 30, 2013 as compared to $10.6 million during the three months ended September 30, 2012.  The decrease in net interest income resulted primarily from a 20 basis point decrease in our net interest rate spread to 2.31% during the three months ended September 30, 2013 from 2.51% during the three months ended September 30, 2012.  The 20 basis point decrease in the net interest rate spread resulted from a 27 basis point decrease in the average yield on interest earning assets, which was partially offset by a 7 basis point decrease in the average cost of interest bearing liabilities.

Provision for Loan Losses – Our provision for loan losses decreased $1.0 million, or 50.0%, to $1.0 million during the three months ended September 30, 2013, from $2.0 million during the three months ended September 30, 2012.  The decrease in the provision for loan losses resulted from a decrease in loans exhibiting risk characteristics that require estimated loan loss provisions in excess of our historical average experience rates.  While the provision for loan losses has decreased from the prior year, it remains at historically elevated levels.  These levels remain elevated due to continued general economic stress resulting in reduced levels of income earned by many of our borrowers combined with loan collateral values, primarily real estate, that remain at levels below those estimated at the time the loans were originally made.  These factors result in higher levels of actual loss experience which, when applied to the portfolio in general, require higher loan loss provisions.  See the "Asset Quality" section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income decreased $6.7 million, or 24.3%, to $21.0 million during the three months ended September 30, 2013 from $27.8 million during the three months ended September 30, 2012.  The decrease resulted primarily from a decrease in mortgage banking income.

Mortgage banking income decreased $8.5 million, or 31.9%, to $18.2 million for the three months ended September 30, 2013, compared to $26.7 million during the three months ended September 30, 2012.  The $8.5 million decrease in mortgage banking income was the result of a decrease in origination and sales volumes as well as a decrease in average sales margin.  The decrease in average sales margin reflects a decrease in pricing and fees on all products in all geographic markets and is reflective of the change in general market conditions during 2013.

Loan origination volumes decreased compared to the prior year, primarily reflecting a decrease in demand for refinanced loans due in large part to an increase in interest rates on these products beginning in the Spring of 2013.  Loans originated for sale in the secondary market totaled $441.5 million during the three months ended September 30, 2013, which represents a $36.4 million, or 7.6%, increase in originations from the three months ended September 30, 2012, which totaled $477.9 million.

Weighted average margin dropped by 30.5% to 3.32% of origination volume during the three months ended September 30, 2013 compared to 4.78% during the three months ended September 30, 2012.  Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  During the three months ended September 30, 2013, originations shifted towards governmental loans and loans made to purchase real estate.  Loans originated for the purchase of a residential property comprised 79.5% of total originations during the three months ended September 30, 2013, compared to 54.8% during the three months ended September 30, 2012.  The mix of loan type also changed slightly, with conventional loans and governmental loans comprising 61.0% and 39.0% of all loan originations, respectively, during the three months ended September 30, 2013.  During the three months ended September 30, 2012, conventional loans and governmental loans comprised 69.4% and 30.6% of all loan originations, respectively.

Total other noninterest income increased $1.7 million to $2.0 million during the three months ended September 30, 2013 from $302,000 during the three months ended September 30, 2012.  The increase resulted primarily from a $1.3 million gain on sale of mortgage servicing rights during the current period with no comparable transactions during 2012.

Noninterest Expense - Total noninterest expense decreased $3.4 million, or 12.2%, to $24.4 million during the three months ended September 30, 2013 from $27.8 million during the three months ended September 30, 2012.  The decrease was primarily attributable to decreased compensation and real estate owned expense.

Compensation, payroll taxes and other employee benefit expense decreased $1.2 million, or 7.0%, to $16.6 million during the three months ended September 30, 2013 compared to $17.8 million during the three months ended September 30, 2012.  Due primarily to a decrease in loan origination activity, total compensation, payroll taxes and other benefits at our mortgage banking subsidiary decreased $1.1 million, or 7.7%, to $13.5 million for the three months ended September 30, 2013 compared to $14.6 million during the three months ended September 30, 2012.  The decrease in compensation at our mortgage banking subsidiary correlates to the decrease in mortgage banking income due to the commission-based compensation structure in place for our mortgage banking loan officers.  However, reduced commissions expense was partially offset by increased corporate salary expense related to increased staffing needed to support accumulated transaction growth.

Real estate owned management and sales activity generated $163,000 of income during the three months ended September 30, 2013 compared to $2.0 million of expense during the three months ended September 30, 2012.  Real estate owned income or expense includes the operating costs related to the properties, net of rental income.  In addition, it includes net gain or loss recognized upon the sale of real estate acquired through foreclosure, as well as write-downs recognized to maintain the properties at the lower of cost or estimated fair value.  The decrease in real estate owned expense results from a decrease in net property management expense and an increase in net gains recognized upon the sale of properties.  During the three months ended September 30, 2013, net operating expense, which primarily relates to property taxes, maintenance and management fees, net of rental income, decreased $60,000, or 14.7%, to $348,000 from $408,000 during the three months ended September 30, 2012.  The decrease in net operating expense compared to the prior period resulted from both an improvement in the operating results of income producing properties as well as a decrease in the number and average balance of properties owned.  The average balance of real estate owned totaled $26.8 million for the three months ended September 30, 2013 compared to $48.8 million for the three months ended September 30, 2012.  Sales and write-downs of real estate owned resulted in a net gain of $512,000 during the three months ended September 30, 2013.  During the three months ended September 30, 2012, sales and write downs of real estate owned resulted in a net loss of $1.6 million.

Income Taxes – Income tax expense increased from $145,000 during the three months ended September 30, 2012 to $2.0 million for the three months ended September 30, 2013.  During the third quarter of 2008, we established a valuation allowance against our net deferred tax assets. That valuation allowance effectively resulted in no income tax expense being recognized during the three months ended September 30, 2012 other than state income taxes for states in which separate company returns are filed.  During the fourth quarter of 2012, we released the valuation allowance against our net deferred tax assets. Therefore, income tax expense is recognized during the three months ended September 30, 2013 at an effective rate of 38.0% of pretax book income.

As of September 30, 2013, net deferred tax assets totaled $14.3 million, which, in the judgment of management, will more-likely-than-not be fully realized. The largest components of the deferred tax assets are associated with the allowance for loan losses and basis adjustments on real estate owned. We are largely relying on earnings generated in the current year and forecasted earnings in future years in making the determination that we will more-likely-than-not realize our deferred tax assets.

Comparison of Operating Results for the Nine months Ended September 30, 2013 and 2012

General - Net income for the nine months ended September 30, 2013 totaled $12.7 million, or $0.41 for both basic and diluted income per share, compared to net income of $16.8 million, or $0.54 for both basic and diluted income per share, for the nine months ended September 30, 2012.  The nine months ended September 30, 2013 generated an annualized return on average assets of 1.05% and an annualized return on average equity of 8.20%, compared to an annualized return on average assets of 1.33% and an annualized return on average equity of 12.25% for the comparable period in 2012.  Income before income taxes increased $3.7 million to $20.7 million during the nine months ended September 30, 2013, compared to $17.0 million during the nine months ended September 30, 2012.  The pre-tax results of operations for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 reflect an increase of $8.8 million in pre-tax income from the community banking segment, including a $2.0 million decrease in net interest income, a $6.3 million decrease in real estate owned expense, a $3.1 million decrease in the provision for loan losses and a $1.2 million decrease in FDIC insurance expense, partially offset by $4.8 million decrease in pre-tax income from our mortgage banking operations.  Income taxes totaled $8.0 million during the nine months ended September 30, 2013, compared to $216,000 during the nine months ended September 30, 2012.

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

Mortgage banking segment assets (which consist predominantly of loans held for sale) decreased $30.4 million, or 20.6%, to $117.3 million as of September 30, 2013 compared to $147.7 million as of December 31, 2012.  This decrease was driven by a decrease in loans held for sale of $36.4 million, or 27.3%, to $97.2 million at September 30, 2013 from $133.6 million at December 31, 2012.  Mortgage banking revenues increased $4.8 million, or 7.6%, to $68.5 million for the nine months ended September 30, 2013 compared to $63.6 million during the nine months ended September 30, 2012.   The $4.8 million increase in mortgage banking revenues was attributable to an increase in loan origination volume.  Loans originated for sale in the secondary market totaled $1.4 billion during the nine months ended September 30, 2013, which represents a $174.8 million, or 14.0%, increase in originations from the nine months ended September 30, 2012, which totaled $1.2 billion.  The increase in mortgage banking income attributable to an increase in loan origination and sales volume was partially offset by a decrease in margins.  Weighted average margins decreased by 115 basis points to 3.41% of loan originations during the nine months ended September 30, 2013 compared to 4.56% during the nine months ended September 30, 2012.  The major components of mortgage banking revenues include fees and premiums associated with the sale of residential loans held for sale, which are discussed in below. The major expenses for the mortgage banking segment are compensation, payroll taxes and other employee benefits, as well as occupancy, office furniture and equipment and other expenses, which are covered generally in the consolidated discussion in the section "Noninterest Expense."

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

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest	Yield/Cost	Average Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets
Interest-earning assets:
Loans receivable and held for sale(1)	$1,229,853	44,500	4.84%	$1,279,846	48,834	5.08%
Mortgage related securities(2)	134,957	1,311	1.30	131,735	2,611	2.64
Debt securities, federal funds sold and short-term investments(2)(6)	163,492	1,806	1.48	184,072	1,760	1.27
Total interest-earning assets	1,528,302	47,617	4.17	1,595,653	53,205	4.44

Noninterest-earning assets	98,310			96,599
Total assets	$1,626,612			$1,692,252

Liabilities and equity
Interest-bearing liabilities:
Demand accounts	$45,570	10	0.03	$40,578	19	0.06
Money market and savings accounts	129,953	105	0.11	123,365	221	0.24
Time deposits	695,960	3,940	0.76	828,235	7,564	1.22
Total interest-bearing deposits	871,483	4,055	0.62	992,178	7,804	1.05
Borrowings	485,316	13,917	3.83	472,317	13,711	3.87
Total interest-bearing liabilities	1,356,799	17,972	1.77	1,464,495	21,515	1.96

Noninterest-bearing liabilities
Non interest-bearing deposits	42,739			32,124
Other noninterest-bearing liabilities	18,786			12,571
Total noninterest-bearing liabilities	61,525			44,695
Total liabilities	1,418,324			1,509,190
Equity	208,288			183,062
Total liabilities and equity	$1,626,612			$1,692,252

Net interest income		$29,645			$31,690
Net interest rate spread (3)			2.40%			2.48%
Net interest-earning assets (4)	$171,503			$131,158
Net interest margin (5)			2.59%			2.65%
Average interest-earning assets to average interest-bearing liabilities			112.64%			108.96%
__________
(1)  Interest income includes net deferred loan fee amortization income of $469,000 and $478,000 for the nine months ended September 30, 2013 and 2012, respectively.
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
     The average balance of tax exempt securities totaled $45.8 million and $18.9 million for the nine months ended September 30, 2013 and 2012, respectively.

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

	Nine Months Ended September 30,
	2013 versus 2012
	Increase (Decrease) due to
	Volume	Rate	Net
	(In Thousands)
Interest income:
Loans receivable and held for sale(1) (2)	$(1,939)	(2,395)	(4,334)
Mortgage related securities(3)	62	(1,362)	(1,300)
Other earning assets(3)	(212)	258	46
Total interest-earning assets	(2,089)	(3,499)	(5,588)

Interest expense:
Demand accounts	2	(11)	(9)
Money market and savings accounts	11	(128)	(117)
Time deposits	(1,077)	(2,546)	(3,623)
Total interest-bearing deposits	(1,064)	(2,685)	(3,749)
Borrowings	336	(130)	206
Total interest-bearing liabilities	(728)	(2,815)	(3,543)
Net change in net interest income	$(1,361)	(684)	(2,045)
______________
(1)	Interest income includes net deferred loan fee amortization income of $469,000 and $478,000 for the nine months ended September 30, 2013 and 2012, respectively.
(2)    Non-accrual loans have been included in average loans receivable balance.
(3)    Includes available for sale securities.  Average balance of available for sale securities is based on amortized historical cost.

Total Interest Income - Total interest income decreased $5.6 million, or 10.5%, to $47.6 million during the nine months ended September 30, 2013 from $53.2 million during the nine months ended September 30, 2012.

Interest income on loans decreased $4.3 million, or 8.9%, to $44.5 million during the nine months ended September 30, 2013 from $48.8 million during the nine months ended September 30, 2012.  The decrease in interest income was primarily due to a 24 basis point decrease in the average yield on loans to 4.84% for the nine months ended September 30, 2013 from 5.08% for the nine months ended September 30, 2012.  The decrease in interest income on loans also reflects a $50.0 million, or 3.9%, decrease in the average balance of loans outstanding to $1.23 billion during the nine months ended September 30, 2013 from $1.28 billion during the nine months ended September 30, 2012.

Interest income from mortgage-related securities decreased $1.3 million, or 49.8%, to $1.3 million during the nine months ended September 30, 2013 from $2.6 million during the nine months ended September 30, 2012.  The decrease in interest income was due to a 134 basis point decrease in the average yield on mortgage-related securities to 1.30% for the nine months ended September 30, 2013 from 2.64% for the nine months ended September 30, 2012.  The decrease in average yield was partially offset by a $3.2 million, or 2.4%, increase in the average balance of mortgage-related securities to $135.0 million for the nine months ended September 30, 2013 from $131.7 million during the nine months ended September 30, 2012. The decrease in average yield resulted from a general turnover of the investment security portfolio in which cash flows from higher yielding securities were reinvested in lower yielding securities due to the low interest rate environment.

Interest income from other interest earning assets (comprised of debt securities, federal funds sold and short-term investments) increased $46,000, or 2.6%, to $1.8 million for the nine months ended September 30, 2013 compared to $1.8 million for the nine months ended September 30, 2012.  Interest income increased due to a 21 basis point increase in the average yield on other earning assets to 1.48% for the nine months ended September 30, 2013 from 1.27% for the nine months ended September 30, 2012.  The average balance of higher yielding, tax-exempt municipal securities increased to $45.8 million for the nine months ended September 30, 2013 from $18.9 million for the nine months ended September 30, 2012, accounting for the increase in the average yield for the period.  The increase in interest income from other earning assets due to an increase in average yield was partially offset by a decrease of $20.6 million, or 11.2%, in the average balance of other earning assets to $163.5 million during the nine months ended September 30, 2013 from $184.1 million during the nine months ended September 30, 2012.

Total Interest Expense - Total interest expense decreased by $3.5 million, or 16.5%, to $18.0 million during the nine months ended September 30, 2013 from $21.5 million during the nine months ended September 30, 2012.  This decrease was the result of both a decrease in the average cost of funds as well as a decrease in the average balance of interest-bearing deposits and borrowings.  The average cost of funds decreased 19 basis points to 1.77% for the nine months ended September 30, 2013 from 1.96% for the nine months ended September 30, 2012.  Total average interest bearing deposits and borrowings outstanding decreased $107.7 million, or 7.4%, to $1.36 billion for the nine months ended September 30, 2013 compared to an average balance of $1.46 billion for the nine months ended September 30, 2012.

Interest expense on deposits decreased $3.7 million, or 48.0%, to $4.1 million during the nine months ended September 30, 2013 from $7.8 million during the nine months ended September 30, 2012.  The decrease in interest expense on deposits was primarily due to a decrease in the average cost of deposits of 43 basis points to 0.62% for the nine months ended September 30, 2013 compared to 1.05% for the nine months ended September 30, 2012.  The decrease in the cost of deposits reflects the current low interest rate environment due to the Federal Reserve's low short-term interest rate policy.  These rates are typically used by financial institutions in pricing deposit products.  The decrease in the cost of deposits also reflects a shift in the composition of deposits from higher cost time deposits to lower cost demand, money market and savings accounts.  The decrease in interest expense attributable to the decrease in the cost of deposits was compounded by a decrease of $120.7 million, or 12.2%, in the average balance of interest bearing deposits to $871.5 million during the nine months ended September 30, 2013 from $992.2 million during the nine months ended September 30, 2012.  The decrease in average interest-bearing deposits was exclusively the result of a decrease in time deposits, which carry a higher cost than demand, money market or savings accounts.  The decrease in time deposits was consistent with the Bank's liquidity needs and funding obligations.

Interest expense on borrowings increased $206,000, or 1.5%, to $13.9 million during the nine months ended September 30, 2013 from $13.7 million during the nine months ended September 30, 2012.  The increase primarily resulted from a $13.0 million, or 2.8%, increase in average borrowings outstanding to $485.3 million during the nine months ended September 30, 2013 from $472.3 million during the nine months ended September 30, 2012.  The increased use of borrowings as a funding source during the nine months ended September 30, 2013 reflects an increased use of short-term repurchase agreements within our mortgage banking segment to fund loan originations to be sold in the secondary market.  The increase in average balance was partially offset by a 4 basis point decrease in the average cost of borrowings to 3.83% during the nine months ended September 30, 2013 compared to 3.87% during the nine months ended September 30, 2012.

Net Interest Income - Net interest income decreased by $2.0 million, or 6.5%, to $29.6 million during the nine months ended September 30, 2013 as compared to $31.7 million during the nine months ended September 30, 2012.  The decrease in net interest income resulted primarily from an 8 basis point decrease in our net interest rate spread to 2.40% during the nine months ended September 30, 2013 from 2.48% during the nine months ended September 30, 2012.  The 8 basis point decrease in the net interest rate spread resulted from a 27 basis point decrease in the average yield on interest earning assets, which was partially offset by a 19 basis point decrease in the average cost of interest bearing liabilities.

Provision for Loan Losses – Our provision for loan losses decreased $3.1 million, or 44.2%, to $4.0 million during the nine months ended September 30, 2013, from $7.1 million during the nine months ended September 30, 2012.  The decrease in the provision for loan losses resulted from a decrease in loans exhibiting risk characteristics that require estimated loan loss provisions in excess of our historical average experience rates.  While the provision for loan losses has decreased from the prior year, it remains at historically elevated levels.  These levels remain elevated due to continued general economic stress resulting in reduced levels of income earned by many of our borrowers combined with loan collateral values, primarily real estate, that remain at levels below those estimated at the time the loans were originally made.  These factors result in higher levels of actual loss experience which, when applied to the portfolio in general, require higher loan loss provisions.  See the "Asset Quality" section for an analysis of charge-offs, nonperforming assets, specific reserves and additional provisions.

Noninterest Income - Total noninterest income increased $4.7 million, or 7.2%, to $70.8 million during the nine months ended September 30, 2013 from $66.0 million during the nine months ended September 30, 2012.  The increase resulted primarily from an increase in mortgage banking income and a gain on sale of mortgage servicing rights.

Mortgage banking income increased $2.2 million, or 3.5%, to $65.6 million for the nine months ended September 30, 2013, compared to $63.4 million during the nine months ended September 30, 2012.  The $2.2 million increase in mortgage banking income was the result of an increase in origination and sales volumes, partially offset by a decrease in average sales margins.  The decrease in average sales margin reflects an decrease in pricing and fees on all products in all geographic markets and is reflective of the change in general market conditions since September 30, 2012.

Loan origination volumes increased compared to the prior year which reflects the demand for fixed-rate loans due in large part to historically low interest rates on these products.  Loans originated for sale in the secondary market totaled $1.42 billion during the nine months ended September 30, 2013, which represents a $174.8 million, or 14.0%, increase in originations from the nine months ended September 30, 2012, which totaled $1.25 billion.  However, the $441.5 million in loans originated during the three months ended September 30, 2013 represented a 7.6% decrease from the $477.9 million originated during the three months ended September 30, 2012.

Weighted average margins decreased by 25.2% to 3.41% of loan originations during the nine months ended September 30, 2013 compared to 4.56% during the nine months ended September 30, 2012.  Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance).  Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed by the federal government, such as a Federal Housing Authority or U.S. Department of Agriculture loan.  During the nine months ended September 30, 2013, originations shifted towards governmental loans and loans made for the purpose of purchasing a home.  Loans originated for the purchase of a residential property comprised 64.6% of total originations during the nine months ended September 30, 2013, compared to 58.0% during the nine months ended September 30, 2012.  The mix of loan type also changed slightly with conventional loans and governmental loans comprising 62.7% and 37.3% of all loan originations, respectively, during the nine months ended September 30, 2013.  During the nine months ended September 30, 2012 conventional loans and governmental loans comprised 66.6% and 33.4% of all loan originations, respectively.

Total other noninterest income increased $2.5 million to $3.2 million during the three months ended September 30, 2013 from $671,000 during the three months ended September 30, 2012.  The increase resulted primarily from a $1.3 million gain on sale of mortgage servicing rights during the current period.  There were no comparable transactions in 2012.

Noninterest Expense - Total noninterest expense increased $2.2 million, or 2.9%, to $75.7 million during the nine months ended September 30, 2013 from $73.6 million during the nine months September 30, 2012.  The increase was primarily attributable to increased compensation, partially offset by a decrease in real estate owned expense.

Compensation, payroll taxes and other employee benefit expense increased $9.6 million, or 22.1%, to $53.0 million during the nine months ended September 30, 2013 compared to $43.4 million during the nine months ended September 30, 2012.  Due primarily to an increase in loan origination activity, total compensation, payroll taxes and other benefits at our mortgage banking subsidiary increased $8.8 million, or 25.6%, to $43.2 million for the nine months ended September 30, 2013 compared to $34.4 million during the nine months ended September 30, 2012.  The increase in compensation at our mortgage banking subsidiary correlates to the increase in mortgage banking income due to the commission-based compensation structure in place for our mortgage banking loan officers and was also due to an increase in salary expense related to increased staffing needed to support accumulated transaction growth.

Real estate owned management and sales activity generated $9,000 of income during the three months ended September 30, 2013 compared to $6.3 million of expense during the three months ended September 30, 2012.  Real estate owned expense includes the operating costs related to the properties, net of rental income.  In addition, it includes net gain or loss recognized upon the sale of a foreclosed property, as well as write-downs recognized to maintain the properties at the lower of cost or estimated fair value.  The decrease in real estate owned expense results from a decrease in net property management expense and an increase in net gains recognized upon the sale of properties.  During the nine months ended September 30, 2013, net operating expense, which primarily relates to property taxes, maintenance and management fees, net of rental income, decreased $708,000, or 35.2%, to $1.3 million, from $2.0 million during the nine months ended September 30, 2012.  The decrease in net operating expense compared to the prior period resulted from both an improvement in the operating results of income producing properties as well as a decrease in the number and average balance of properties owned.  The average balance of real estate owned totaled $30.6 million for the nine months ended September 30, 2013 compared to $52.8 million for the nine months ended September 30, 2012.  Sales and write-downs of real estate owned resulted in a net gain of $1.3 million during the nine months ended September 30, 2013.  During the nine months ended September 30, 2012, sales and write downs of real estate owned resulted in a net loss of $4.3 million.

Income Taxes – Income tax expense increased from $216,000 during the nine months ended September 30, 2012 to $8.0 million for the nine months ended September 30, 2013. This increase was partially due to the increase in our income before income taxes, which increased from $17.0 million during the nine months ended September 30, 2012 to $20.7 million during the nine months ended September 30, 2013.  In addition, during the third quarter of 2008, we established a valuation allowance against our net deferred tax assets. That valuation allowance effectively resulted in no income tax expense being recognized during the nine months ended September 30, 2012 other than state income taxes for states in which separate company returns are filed.  During the fourth quarter of 2012, we released the valuation allowance against our net deferred tax assets. Therefore, income tax expense is recognized during the nine months ended September 30, 2013 at an effective rate of 38.4% of pretax book income.

As of September 30, 2013, net deferred tax assets totaled $14.3 million, which, in the judgment of management, will more-likely-than-not be fully realized. The largest components of the deferred tax assets are associated with the allowance for loan losses and basis adjustments on real estate owned. We are largely relying on earnings generated in the current year and forecasted earnings in future years in making the determination that we will more-likely-than-not realize our deferred tax assets.

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Total Assets - Total assets decreased by $63.3 million, or 3.8%, to $1.60 billion at September 30, 2013 from $1.66 billion at December 31, 2012.  The decrease in total assets reflects decreases in loans receivable of $41.5 million, loans held for sale of $36.4 million and real estate owned of $12.8 million.  These funds were used to reduce deposits by $67.2 million, reduce short-term borrowings by $8.6 million and increase available for sale securities by $6.6 million during the nine months ended September 30, 2013.

Cash and Cash Equivalents – Cash and cash equivalents increased $6.4 million, or 9.0%, to $77.9 million at September 30, 2013, compared to $71.5 million at December 31, 2012.  The overall level of cash and cash equivalents continues to reflect the Company's plan to maintain higher than usual liquidity given the current economic environment and relatively low rates of return available on securities and other investments.

Securities Available for Sale – Securities available for sale increased by $6.6 million, or 3.2%, to $211.6 million at September 30, 2013 from $205.0 million at December 31, 2012.  This increase reflects a $21.9 million increase in municipal securities and a $7.7 million increase in government sponsored enterprise bonds, partially offset by a $13.4 million decrease in mortgage-backed securities and an $8.9 million decrease in government sponsored enterprise issued collateralized mortgage obligations.  During the nine months ended September 30, 2013, the proceeds from principal repayments on mortgage-related securities were reinvested in municipal securities deemed to provide a better risk-adjusted return.

Loans Held for Sale - Loans held for sale decreased $36.4 million, or 27.3%, to $97.2 million at September 30, 2013 from $133.6 million at December 31, 2012.  During the nine months ended September 30, 2013, $1.42 billion in residential loans were originated for sale.  During the same period, sales of loans held for sale totaled $1.46 billion.

Loans Receivable - Loans receivable held for investment decreased $41.5 million, or 3.7%, to $1.09 billion at September 30, 2013 from $1.13 billion at December 31, 2012.  The decrease in total loans receivable was primarily attributable to a $41.7 million decrease in one- to four-family loans, partially offset by a $4.7 million increase in commercial real estate loans and a $2.8 million increase in over four-family real estate loans.  The decrease in one- to four-family loans reflects a decline in loan demand for variable-rate real estate mortgage loans as borrowers continue to prefer long-term fixed-rate products that the Company does not generally retain in its portfolio.  This resulted in a shift in the composition of loan originations during 2013 and 2012 from one- to four-family residential variable-rate loans to residential real estate loans collateralized by over four-family properties and commercial real estate, as these categories of borrowers displayed relatively stable levels of demand for our existing products.  During the nine months ended September 30, 2013, $10.1 million in loans were transferred to real estate owned and $10.3 million were charged-off, net of recoveries.

The following table shows loan origination, loan purchases, principal repayment activity, transfers to real estate owned, charge-offs and sales during the periods indicated.

	As of or for the		As of or for the
	Nine Months Ended September 30,		Year Ended
	2013	2012	December 31, 2012
	(In Thousands)
Total gross loans receivable and held for sale at beginning of period	$1,267,285	$1,304,947	1,304,947
Real estate loans originated for investment:
Residential
One- to four-family	14,195	14,705	17,088
Over four-family	56,809	36,144	51,816
Home equity	6,586	2,115	3,112
Construction and land	10,510	2,056	2,695
Commercial real estate	5,239	12,860	14,572
Total real estate loans originated for investment	93,339	67,880	89,283
Consumer loans originated for investment	12	35	35
Commercial business loans originated for investment	5,135	3,801	9,857
Total loans originated for investment	98,486	71,716	99,175

Real estate loans purchased for investment:
One- to four-family	-	12,148	12,148
Home equity	-	3,338	3,338
Total real estate loans purchased for investment	-	15,486	15,486

Principal repayments	(119,570)	(121,282)	(165,683)
Transfers to real estate owned	(10,117)	(19,729)	(22,282)
Loan principal charged-off, net of recoveries	(10,295)	(8,563)	(9,687)
Net activity in loans held for investment	(41,496)	(62,372)	(82,991)

Loans originated for sale	1,419,834	1,245,018	1,749,426
Loans sold	(1,456,263)	(1,210,144)	(1,704,097)
Net activity in loans held for sale	(36,429)	34,874	45,329
Total gross loans receivable and held for sale at end of period	$1,189,360	$1,277,449	1,267,285

Allowance for Loan Losses - The allowance for loan losses decreased $6.3 million, or 20.4%, to $24.7 million at September 30, 2013 from $31.0 million at December 31, 2012.  The $6.3 million decrease in the allowance for loan losses during the nine months ended September 30, 2013 reflects improvement in both the quality of the loan portfolio as well as the overall local real estate market.  We have experienced an improvement in a number of key loan quality metrics compared to December 31, 2012, including impaired loans, substandard loans, loans contractually past due and non-accrual loans.  In addition, the decrease in the allowance for loan losses reflects a decrease in the balance of loans outstanding.   As of September 30, 2013, the allowance for loan losses to total loans receivable was 2.26% and was equal to 43.03% of non-performing loans, compared to 2.74% and 41.58%, respectively, at December 31, 2012.  The overall $6.3 million decrease in the allowance for loan losses during the nine months ended September 30, 2013 was primarily the result of a $6.1 million decrease in the allowance for loan losses related to the one- to four-family category.  The decrease related to this category resulted from the charge-off of specific reserves and improvement of key loan quality metrics, as well as a decrease in the overall balance of loans outstanding.  While the local real estate market has improved during the current fiscal year, the risk of loss on loans secured by residential real estate remains at an elevated level.  That portion of the allowance for loan losses attributable to mortgage loans secured by residential real estate comprised 85.4% of the total allowance for loan losses at September 30, 2013 and 89.3% at December 31, 2012.

Real Estate Owned – Total real estate owned decreased $12.8 million, or 35.7%, to $23.1 million at September 30, 2013 from $36.0 million at December 31, 2012.  During the nine months ended September 30, 2013, $10.1 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write downs totaling $1.1 million during the nine months ended September 30, 2013.  During the same period, sales of real estate owned totaled $22.0 million.

Deposits – Total deposits decreased $67.2 million, or 7.2%, to $872.3 million at September 30, 2013 from $939.5 million at December 31, 2012.  The reduction in deposits reflects management's decision to accept a certain level of deposit run-off during a period of diminished loan demand.  Total time deposits decreased $80.4 million, or 10.9%, to $656.5 million at September 30, 2013 from $736.9 million at December 31, 2012.  The decrease in time deposits was partially offset by an increase in money market and savings deposits and demand deposits.  Total money market and savings deposits increased $5.8 million, or 4.9%, to $124.3 million at September 30, 2013 from $118.5 million at December 31, 2012.  Total demand deposits increased $7.4 million, or 8.7%, to $91.5 million at September 30, 2013 from $84.1 million at December 31, 2012.

Borrowings – Total borrowings decreased $8.6 million, or 1.8%, to $471.2 million at September 30, 2013 from $479.9 million at December 31, 2012.  The decrease in borrowings relates to a decrease in the use of short-term repurchase agreements to finance loans held for sale.  The balance of these lines of credit decreased by $8.6 to $37.2 million at September 30, 2013, from $45.9 million at December 31, 2012.

Advance Payments by Borrowers for Taxes - Advance payments by borrowers for taxes increased $20.3 million to $21.9 million at September 30, 2013 from $1.7 million at December 31, 2012.  The increase was the result of payments received from borrowers for their real estate taxes and is seasonally normal, as balances increase during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.

Other Liabilities - Other liabilities decreased $17.8 million, or 47.8%, to $19.5 million at September 30, 2013 from $37.4 million at December 31, 2012.  The decrease resulted primarily from a seasonal decrease in outstanding escrow checks.  The Company receives payments from borrowers for their real estate taxes during the course of the calendar year until real estate tax obligations are paid out in the fourth quarter.  These amounts remain classified as other liabilities until settled.  The decrease related to escrow checks was partially offset by an increase in amounts due to third parties related to the origination of loans held for sale.

Shareholders' Equity – Shareholders' equity increased by $10.2 million, or 5.0%, to $212.8 million at September 30, 2013 from $202.6 million at December 31, 2012.  The increase in shareholders' equity was primarily due to a $12.8 million increase in retained earnings reflecting net income for the nine months ended September 30, 2013.  In addition to the increase in retained earnings, shareholders' equity was positively impacted by a $641,000 decrease in unearned ESOP shares.  Partially offsetting the increases was a $3.2 million decrease in accumulated other comprehensive income.

ASSET QUALITY

NONPERFORMING ASSETS

	At September 30,	At December 31,
	2013	2012
	(Dollars in Thousands)
Non-accrual loans:
Residential
One- to four-family	$36,704	46,467
Over four-family	13,633	23,205
Home equity	1,345	1,578
Construction and land	4,237	2,215
Commercial real estate	974	668
Consumer	19	24
Commercial	510	511
Total non-accrual loans	57,422	74,668

Real estate owned
One- to four-family	12,478	17,353
Over four-family	4,192	9,890
Construction and land	5,607	7,029
Commercial real estate	870	1,702
Total real estate owned	23,147	35,974
Total nonperforming assets	$80,569	110,642

Total non-accrual loans to total loans, net	5.26%	6.59%
Total non-accrual loans and performing troubled debt restructurings to total loans receivable
restructurings to total loans receivable	7.58%	8.00%
Total non-accrual loans to total assets	3.59%	4.50%
Total nonperforming assets to total assets	5.04%	6.66%

All loans that exceed 90 days past due with respect to principal and interest are recognized as non-accrual.  Troubled debt restructurings that are non-accrual either due to being past due 90 days or more or which have not yet performed under the modified terms for a reasonable period of time, are included in the table above.  In addition, loans that are past due less than 90 days are evaluated to determine the likelihood of collectability given other credit risk factors such as early stage delinquency, the nature of the collateral or the results of a borrower review.  When the collection of all contractual principal and interest is determined to be unlikely, the loan is moved to non-accrual status and an updated appraisal of the underlying collateral is ordered.  This process generally takes place between contractual past due dates 60 to 90 days.  Upon determining the updated estimated value of the collateral, a loan loss provision is recorded to establish a specific reserve to the extent that the outstanding principal balance exceeds the updated estimated net realizable value of the collateral.  When a loan is determined to be uncollectible, typically coinciding with the initiation of foreclosure action, the specific reserve is reviewed for adequacy, adjusted if necessary, and charged-off.

The following table sets forth activity in our non-accrual loans for the periods indicated.

	At or for the Nine Months
	Ended September 30,
	2013	2012
	(In Thousands)

Balance at beginning of period	$74,668	78,218
Additions	29,494	36,044
Transfers to real estate owned	(10,117)	(19,729)
Charge-offs	(10,908)	(6,083)
Returned to accrual status	(20,702)	(8,043)
Principal paydowns and other	(5,013)	(6,779)
Balance at end of period	$57,422	73,628

Total non-accrual loans decreased by $17.2 million, or 23.1%, to $57.4 million as of September 30, 2013 compared to $74.7 million as of December 31, 2012.  The ratio of non-accrual loans to total loans receivable was 5.26% at September 30, 2013 compared to 6.59% at December 31, 2012.  During the nine months ended September 30, 2013, $20.7 million in loans were returned to accrual status, $10.1 million  were transferred to real estate owned (net of charge-offs), $10.9 million in loan principal was charged off and $5.0 million in principal payments were received.  Offsetting this activity, $29.5 million in loans were placed on non-accrual status during the nine months ended September 30, 2013.

Of the $57.4 million in total non-accrual loans as of September 30, 2013, $50.3 million in loans have been specifically reviewed to assess whether a specific valuation allowance is necessary.  A specific valuation allowance is established for an amount equal to the impairment when the carrying value of the loan exceeds the present value of expected future cash flows, discounted at the loan's original effective interest rate or the fair value of the underlying collateral with an adjustment made for costs to dispose of the asset.  Based upon these specific reviews, a total of $10.2 million in partial charge-offs have been recorded with respect to these loans as of September 30, 2013.  Partially charged-off loans measured for impairment based upon net realizable collateral value are maintained in a "non-performing" status and are disclosed as impaired loans.  In addition, specific reserves totaling $4.0 million have been recorded as of September 30, 2013.  The remaining $7.2 million of non-accrual loans were reviewed on an aggregate basis and $1.9 million in general valuation allowance was deemed necessary related to those loans as of September 30, 2013.   The $1.9 million in general valuation allowance is based upon a migration analysis performed with respect to similar non-accrual loans in prior periods.

There were no accruing loans past due 90 days or more during the nine months ended September 30, 2013 or 2012.

TROUBLED DEBT RESTRUCTURINGS

The following table summarizes troubled debt restructurings:

	At September 30,	At December 31,
	2013	2012
	(Dollars in Thousands)
Troubled debt restructurings
Substandard	$29,235	48,449
Watch	18,444	11,172
Total troubled debt restructurings	$47,679	59,621

All troubled debt restructurings are considered to be impaired and are risk rated as either substandard or watch and are included in the internal risk rating tables disclosed in the notes to the financial statements.  Specific reserves have been established to the extent that collateral-based impairment analyses indicate that a collateral shortfall exists.

Information with respect to the accrual status of our troubled debt restructurings is provided in the following table.

	As of September 30, 2013
	Accruing	Non-accruing	Total
	(In Thousands)

One- to four-family	$8,024	14,007	22,031
Over four-family	15,924	6,227	22,151
Home equity	-	992	992
Construction and land	1,408	840	2,248
Commercial real estate	-	257	257
	$25,356	22,323	47,679

	As of December 31, 2012
	Accruing	Non-accruing	Total

One- to four-family	$9,921	21,847	31,768
Over four-family	3,917	20,030	23,947
Home equity	-	986	986
Construction and land	2,173	79	2,252
Commercial real estate	-	668	668
	$16,011	43,610	59,621

The following table sets forth activity in our troubled debt restructurings for the periods indicated.

	At or for the Nine Months
	Ended September 30, 2013
	Accrual	Non-accrual
	(In Thousands)

Balance at beginning of period	$16,011	43,609
Additions	329	1,560
Change in accrual status	15,385	(15,385)
Charge-offs	(102)	(2,554)
Returned to contractual/market terms	(4,921)	(1,927)
Transferred to real estate owned	-	(2,092)
Principal paydowns and other	(1,339)	(888)
Balance at end of period	$25,363	22,323

LOAN DELINQUENCY

The following table summarizes loan delinquency in total dollars and as a percentage of the total loan portfolio:

	At September 30,	At December 31,
	2013	2012
	(Dollars in Thousands)

Loans past due less than 90 days	$13,538	23,092
Loans past due 90 days or more	35,343	51,358
Total loans past due	$48,881	74,450

Total loans past due to total loans receivable	4.48%	6.57%

Past due loans decreased by $25.6 million, or 34.3%, to $48.9 million at September 30, 2013 from $74.5 million at December 31, 2012.  Loans past due 90 days or more decreased by $16.0 million, or 31.1%, during the nine months ended September 30, 2013 while loans past due less than 90 days decreased by $9.6 million, or 41.4%.  The $16.0 million decrease in loans past due 90 days or more was primarily due to an $11.0 million lending relationship that was brought current under the terms of a troubled debt restructuring during the three months ended September 30, 2013.  The $9.6 million decrease in loans past due less than 90 days or more was primarily attributable to a $8.0 million decrease in loans collateralized by one- to four-family residential real estate.

REAL ESTATE OWNED

Total real estate owned decreased by $12.8 million, or 35.7%, to $23.1 million at September 30, 2013, compared to $36.0 million at December 31, 2012.  During the nine months ended September 30, 2013, $10.1 million was transferred from loans to real estate owned upon completion of foreclosure.  Declines in property values evidenced by updated appraisals, responses to list prices on properties held for sale and/or deterioration in the condition of properties resulted in write-downs totaling $1.1 million during the nine months ended September 30, 2013.  During the same period, sales of real estate owned totaled $22.0 million, resulting in a net gain of $2.4 million.  New appraisals received on real estate owned and collateral dependent impaired loans are based upon an "as is value" assumption.  During the period of time in which we are awaiting receipt of an updated appraisal, loans evaluated for impairment based upon collateral value are measured by the following:

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

ALLOWANCE FOR LOAN LOSSES

	At or for the Nine Months
	Ended September 30,
	2013	2012
	(Dollars in Thousands)

Balance at beginning of period	$31,043	32,430
Provision for loan losses	3,960	7,100
Charge-offs:
Mortgage
One- to four-family	7,986	5,522
Over four-family	1,267	1,038
Home Equity	575	375
Commercial real estate	128	816
Construction and land	1,366	1,661
Consumer	-	4
Commercial	6	59
Total charge-offs	11,328	9,475
Recoveries:
Mortgage
One- to four-family	694	305
Over four-family	205	55
Home Equity	73	12
Construction and land	51	250
Consumer	5	-
Commercial	5	290
Total recoveries	1,033	912
Net charge-offs	10,295	8,563
Allowance at end of period	$24,708	$30,967

Ratios:
Allowance for loan losses to non-accrual loans at end of period	43.03%	42.06%
Allowance for loan losses to loans receivable at end of period	2.26%	2.68%
Net charge-offs to average loans outstanding (annualized)	1.12%	0.89%
Current year provision for loan losses to net charge-offs	38.46%	82.91%
Net charge-offs (annualized) to beginning of the year allowance	44.34%	35.30%

_______________

At September 30, 2013, the allowance for loan losses was $24.7 million, compared to $31.0 million at December 31, 2012.  As of September 30, 2013, the allowance for loan losses represented 2.26% of total loans receivable and was equal to 43.03% of non-performing loans, compared to 2.74% and 41.58%, respectively, at December 31, 2012.  The $6.3 million decrease in the allowance for loan losses during the nine months ended September 30, 2013 reflects improvement in both the quality of the loan portfolio as well as the overall local real estate market.  The Company has experienced improvement in a number of key loan-related loan quality metrics compared to September 30, 2012, including impaired loans, substandard loans, loans contractually past due and non-accrual loans.  In addition, the decrease in the allowance for loan losses reflects a decrease in the overall balance of loans outstanding.

Net charge-offs totaled $10.3 million, or an annualized 1.12% of average loans for the nine months ended September 30, 2013, compared to $8.6 million, or an annualized 0.89% of average loans for the nine months ended September 30, 2012.  Of the $10.3 million in net charge-offs during the nine months ended September 30, 2013, approximately 71% of the activity related to loans secured by one- to four-family residential loans.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Our liquidity ratio averaged 4.1% and 5.0% for the nine months ended September 30, 2013 and 2012, respectively.  The liquidity ratio is equal to average daily cash and cash equivalents for the period divided by average total assets.  We adjust our liquidity levels to fund loan commitments, repay our borrowings, fund deposit outflows and pay real estate taxes on mortgage loans.  We also adjust liquidity as appropriate to meet asset and liability management objectives.  The operational adequacy of our liquidity position at any point in time is dependent upon the judgment of the senior management as supported by the Asset/Liability Committee.  Liquidity is monitored on a daily, weekly and monthly basis using a variety of measurement tools and indicators.
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
A portion of our liquidity consists of cash and cash equivalents, which are a product of our operating, investing and financing activities.  At September 30, 2013 and 2012, respectively, $77.9 million and $82.0 million of our assets were invested in cash and cash equivalents.  At September 30, 2013 cash and cash equivalents are comprised of the following: $66.9 million in cash held at the Federal Reserve Bank and other depository institutions and $11.0 million in federal funds sold and short-term investments.  Our primary sources of cash are principal repayments on loans, proceeds from the calls and maturities of debt and mortgage-related securities, increases in deposit accounts and advances from the FHLBC.
During the nine months ended September 30, 2013, the collection of principal payments on loans, net of loan originations, provided cash flows of $21.1 million, compared to $34.1 million for the nine months ended September 30, 2012.  The decrease in loans receivable is reflective of the general decline in loan demand for variable-rate residential real estate mortgage loans combined with the Company's tightened underwriting standards given the current economic environment.  The decrease in total loans receivable was primarily attributable to a $41.7 million decrease in one- to four-family loans, partially offset by a $4.7 million increase in commercial real estate loans and a $2.8 million increase in over four-family real estate loans.  The decrease in one- to four-family loans reflects a decline in loan demand for variable-rate real estate mortgage loans as borrowers continue to prefer long-term fixed-rate products that the Company does not generally retain in its portfolio.
Deposit flows are generally affected by the level of interest rates, the interest rates and products offered by local competitors, and other factors.  Deposits decreased by $67.2 million for the nine months ended September 30, 2013 compared to a $97.7 million decrease during the nine months ended September 30, 2012.  The 2013 decrease in deposits was driven by a $80.4 million decrease in time deposits, partially offset by a $5.8 million increase in money market and savings deposits and a $7.4 million increase in demand deposits.
Liquidity management is both a daily and longer-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLBC which provide an additional source of funds.  At September 30, 2013, we had $350.0 million in advances from the FHLBC with contractual maturity dates in 2016, 2017 or 2018.  All advances are callable quarterly until maturity.  As an additional source of funds, we also enter into repurchase agreements.  At September 30, 2013, we had $84.0 million in repurchase agreements.  The repurchase agreements mature at various times in 2017, however, all are callable quarterly until maturity.
At September 30, 2013, we had outstanding commitments to originate loans receivable of $18.5 million.  In addition, at September 30, 2013 we had unfunded commitments under construction loans of $7.8 million, unfunded commitments under business lines of credit of $9.2 million and unfunded commitments under home equity lines of credit and standby letters of credit of $16.8 million.  At September 30, 2013 certificates of deposit scheduled to mature in one year or less totaled $501.1 million.  Based on prior experience, management believes that, subject to the Bank's funding needs, a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In the event a significant portion of our deposits is not retained by us, we will have to utilize other funding sources, such as FHLBC advances, in order to maintain our level of assets.  However, we cannot assure that such borrowings would be available on attractive terms, or at all, if and when needed.  Alternatively, we could reduce our level of liquid assets, such as our cash and cash equivalents and securities available-for-sale in order to meet funding needs.  In addition, the cost of such deposits may be significantly higher if market interest rates are higher or there is an increased amount of competition for deposits in our market area at the time of renewal.
Capital

Waterstone Financial, Inc. is the mid-tier stock holding company subsidiary of Lamplighter Financial, MHC, formed as part of the reorganization of WaterStone Bank into mutual holding company form.  WaterStone Bank was converted from a mutual to a stock savings bank as part of our reorganization.  At September 30, 2013, 74% of Waterstone Financial, Inc. outstanding shares were held by Lamplighter Financial, HMC and 26% were held by public shareholders.

Shareholders' equity increased by $10.2 million, or 5.0%, to $212.8 million at September 30, 2013 from $202.6 million at December 31, 2012.  The increase in shareholders' equity was primarily due to a $12.8 million increase in retained earnings reflecting net income for the nine months ended September 30, 2013.  In addition to the increase in retained earnings, shareholders' equity was positively impacted by a $641,000 decrease in unearned ESOP shares.  Partially offsetting the increases was a $3.2 million decrease in accumulated other comprehensive income.

Also see "Notes to Consolidated Financial Statements - Regulatory Capital."

Contractual Obligations, Commitments and Contingent Liabilities
The following tables present information indicating various contractual obligations and commitments of the Company as of September 30, 2013 and the respective maturity dates.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Demand deposits (4)	$91,496	91,496	-	-	-
Money market and savings deposits (4)	124,253	124,253	-	-	-
Time deposit (4)	656,536	501,091	117,207	38,238	-
Short-term borrowings (4)	37,243	37,243	-	-	-
Federal Home Loan Bank advances (1)	350,000	-	220,000	130,000	-
Repurchase agreements (2)(4)	84,000	-	-	84,000	-
Operating leases (3)	9,175	2,350	2,353	1,300	3,172
Salary continuation agreements	638	170	340	128	-
	$1,353,341	756,603	339,900	253,666	3,172
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
(4)  Excludes interest.

Off-Balance Sheet Commitments

The following table details the amounts and expected maturities of significant off-balance sheet commitments as of September 30, 2013.

			More than	More than
			One Year	Three Years	Over
		One Year	Through	Through	Five
	Total	or Less	Three Years	Five Years	Years
	(In Thousands)
Real estate loan commitments (1)	$18,513	$18,513	-	-	-
Unused portion of home equity lines of credit (2)	15,922	15,922	-	-	-
Unused portion of construction loans (3)	7,827	7,827	-	-	-
Unused portion of business lines of credit	9,197	9,197	-	-	-
Standby letters of credit	882	882	-	-	-
Total Other Commitments	$52,341	52,341	-	-	-
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
Income Simulation.  Simulation analysis is an estimate of our interest rate risk exposure at a particular point in time.  At least quarterly we review the potential effect changes in interest rates may have on the repayment or repricing of rate sensitive assets and funding requirements of rate sensitive liabilities.  Our most recent simulation uses projected repricing of assets and liabilities at September 30, 2013 on the basis of contractual maturities, anticipated repayments and scheduled rate adjustments.  Prepayment rate assumptions may have a significant impact on interest income simulation results.  Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates may have a significant impact on the actual prepayment speeds of our fixed-rate mortgage related assets that may in turn affect our interest rate sensitivity position.  When interest rates rise, prepayment speeds slow and the average expected lives of our fixed-rate assets would tend to lengthen more than the expected average lives of our liabilities and therefore would most likely have a negative impact on net interest income and earnings.  This effect is offset by the impact that variable-rate assets have on net interest income as interest rates rise and fall.

Percentage Increase (Decrease) in Estimated Annual Net Interest Income Over 12 Months
300 basis point gradual rise in rates	5.63
200 basis point gradual rise in rates	5.81
100 basis point gradual rise in rates	6.09
Unchanged rate scenario	6.18
100 basis point gradual decline in rates (1)	6.02
____________
(1) Given the current low point in the interest rate cycle, down scenarios in excess of 100 basis points are not meaningful.
WaterStone Bank's Asset/Liability policy limits projected changes in net average annual interest income to a maximum decline of 25% for various levels of interest rate changes measured over a 12-month period when compared to the flat rate scenario.  In addition, projected changes in the economic value of equity are limited to a maximum decline of 35% for interest rate movements of up to 300 basis points when compared to the flat rate scenario.  These limits are re-evaluated on a periodic basis and may be modified, as appropriate.  At September 30, 2013, a 100 basis point gradual increase in interest rates had the effect of increasing forecast net interest income by 6.09% while a 100 basis point decrease in rates had the effect of increasing net interest income by 6.02%.  At September 30, 2013, a 100 basis point gradual increase in interest rates had the effect of decreasing the economic value of equity by 9.19% while a 100 basis point decrease in rates had the effect of increasing the economic value of equity by 9.32%.  While we believe the assumptions used are reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business.  At September 30, 2013, the Company believes that any liability arising from the resolution of any pending legal proceedings will not be material to its financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2102 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The recent federal government shutdown is expected to result in reduced loan originations and related gains on sale during the fourth quarter of 2013, and any future federal government shutdown could negatively affect our financial condition and results of operations.

Our mortgage banking operations provide a significant portion of our non-interest income.  During the recent federal government shutdown, we were not able to close certain loans and recognize non-interest income on the sale of those loans due to our inability to verify information related to borrowers, such as payments of federal income taxes.  Also, some of the loans we originate are sold directly to government agencies, and some of these sales were unable to be consummated during the shutdown.  Although we expect that we will be able to close a majority of these loans, which would result in a timing difference in our recognition of non-interest income, we will incur higher borrowing costs related to the longer period we maintain an outstanding commitment to fund a loan.  In addition, we believe that some of these borrowers have determined or will determine not to proceed with their home purchase and not close on their loans, which would result in a permanent loss of the related non-interest income.   The recent federal government shutdown could also result in reduced income for government employees or employees of companies that engage in business with the federal government, which could result in greater loan delinquencies, increases in our nonperforming, criticized and classified assets and a decline in demand for our products and services.  Any future federal government shutdown could have the same negative effect.

Proposed and final regulations could restrict our ability to originate and sell loans.

The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower's ability to repay a mortgage. Loans that meet this "qualified mortgage" definition will be presumed to have complied with the new ability-to-repay standard.  Under the Consumer Financial Protection Bureau's rule, a "qualified mortgage" loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less "bona fide discount points" for prime loans);
•	interest-only payments;
•	negative-amortization; and
•	terms longer than 30 years.

Also, to qualify as a "qualified mortgage," a borrower's total monthly debt-to-income ratio may not exceed 43%.  Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.  The Consumer Financial Protection Bureau's rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.

In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain not less than 5% of the credit risk for any asset that is not a "qualified residential mortgage."  The regulatory agencies have issued a proposed rule to implement this requirement.  The Dodd-Frank Act provides that the definition of "qualified residential mortgage" can be no broader than the definition of "qualified mortgage" issued by the Consumer Financial Protection Bureau for purposes of its regulations (as described above).  Although the final rule with respect to the retention of credit risk has not yet been issued, the final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans.

A discontinuation of the Federal Reserve Board's bond purchasing program may adversely affect our mortgage banking revenues.

The Federal Reserve Board has undertaken an unprecedented bond purchase program, known as "quantitative easing."  This program is designed to keep market interest rates low and encourage growth.  A discontinuation of the Federal Reserve Board's bond repurchase program would likely cause an increase in market interest rates, which may reduce our loan originations by our mortgage banking subsidiary.

We intend to increase our commercial business lending, and we intend to continue our commercial real estate and multi-family residential real estate lending, which may expose us to increased lending risks and have a negative effect on our results of operations.

In an effort to increase our commercial loan portfolio, we established a commercial loan department in 2007 and we currently have four commercial business loan officers.  We also continue to focus on originating commercial real estate and multi-family residential real estate loans.  These types of loans generally have a higher risk of loss compared to our one- to four-family residential real estate loans.  Commercial business loans may expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  In addition, commercial business and commercial real estate loans may also involve relatively large loan balances to individual borrowers or groups of borrowers.  These loans also have greater credit risk than residential real estate loans as repayment is generally dependent upon the successful operation of the borrower's business.  Also, the collateral underlying commercial business loans may fluctuate in value.  Some of our commercial business loans are collateralized by equipment, inventory, accounts receivable or other business assets, and the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use.  Multi-family residential real estate and commercial real estate loans involve increased risk because repayment is dependent on income being generated in amounts sufficient to cover property maintenance and debt service.  In addition, if loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our financial condition and results of operations.

Our inability to achieve profitability on new branches may negatively affect our earnings.

Subject to our ability to receive regulatory approval, we currently intend to open six new full-service branch offices by the end of 2016, with two branch offices opening in each of 2014, 2015 and 2016.  The profitability of these branches will depend on whether the income that we generate from the additional branches will offset the increased expenses resulting from operating new branches.  We expect that it may take time before new branches become profitable.  During this period, operating new branches may negatively affect our operating results.

Acquisitions may disrupt our business and dilute stockholder value.

We regularly evaluate merger and acquisition opportunities with other financial institutions and financial services companies.  As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time.  We would seek acquisition partners that offer us either significant market presence or the potential to expand our market footprint and improve profitability through economies of scale or expanded services.

 Acquiring other banks, businesses, or branches may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions, including, among other things:

•	difficulty in estimating the value of the target company;
•	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;
•	potential exposure to unknown or contingent liabilities of the target company;
•	exposure to potential asset quality problems of the target company;
•	potential volatility in reported income associated with goodwill impairment losses;
•	difficulty and expense of integrating the operations and personnel of the target company;
•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits;
•	potential disruption to our business;
•	potential diversion of our management's time and attention;
•	the possible loss of key employees and customers of the target company; and
•	potential changes in banking or tax laws or regulations that may affect the target company.

Item 6. Exhibits

    (a) Exhibits: See Exhibit Index, which follows the signature page hereof.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATERSTONE FINANCIAL, INC. (Registrant)
Date: November 8, 2013
/s/ Douglas S. Gordon
Douglas S. Gordon
Chief Executive Officer Principal Executive Officer
Date: November 8, 2013
/s/ Richard C. Larson
Richard C. Larson
Chief Financial Officer Principal Financial and Accounting Officer

EXHIBIT INDEX

WATERSTONE FINANCIAL, INC.

Form 10-Q for Quarter Ended September 30, 2013

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